Form 10-Q
period 1996-06-30
MICREL INC
filed 1996-07-29
CIK 932111

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.

     Commission File Number  0-25236



                    M I C R E L,   I N C O R P O R A T E D
            (Exact name of Registrant as specified in its charter)



       California                                         94-2526744
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                 1849 Fortune Drive, San Jose, CA              95131
            (Address of principal executive offices)         (Zip Code)



      Registrant's telephone number, including area code: (408) 944-0800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]


As of June 30, 1996 there were 9,206,302 shares of common stock, no par value, outstanding.

This Report on Form 10-Q includes 18 pages with the Index to Exhibits located on page 15.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1996

                                                                            Page

                                                                            ----
                        PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -- June 30, 1996 and
            December 31, 1995...........................................     3

          Condensed Consolidated Statements of Income -- For the Quarter
            and Six Months Ended June 30, 1996 and 1995.................     4

          Condensed Consolidated Statements of Cash Flows -- Six
            Months Ended June 30, 1996 and 1995.........................     5

          Notes to Condensed Consolidated Financial Statements..........     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     8


                         PART II.   OTHER INFORMATION


ITEM 1.   Legal Proceedings.............................................    14

ITEM 2.   Changes in Securities.........................................    14

ITEM 4.   Submission of Matters to a Vote of Security Holders...........    14

ITEM 5.   Other Information.............................................    15

ITEM 6.   Exhibits and Reports on Form 8-K..............................    15

          Signature.....................................................    16

ITEM 1.  FINANCIAL STATEMENTS


                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     (in thousands, except share amounts)

                                            JUNE 30,     DECEMBER 31,
                                             1996            1995
                                            -------         -------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents            $ 3,077         $ 1,901
       Short-term investments                11,943          12,174
       Accounts receivable, net               8,702           9,281
       Inventories                           13,673          11,414
       Other current assets                   2,486          2 ,181
                                            -------         -------

         Total current assets                39,881          36,951

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET    13,980          11,284

OTHER ASSETS                                    603             107
                                            -------         -------
TOTAL                                       $54,464         $48,342
                                            =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                     $ 5,002         $ 2,878
       Deferred income on shipments to        1,127             957
        distributors
       Other current liabilities              4,327           4,622
                                            -------         -------

         Total current liabilities           10,456           8,457

LONG-TERM OBLIGATIONS                         3,272           3,852

SHAREHOLDERS' EQUITY:
       Preferred stock, no par value -
        5,000,000 shares authorized;             --              --
        issued and outstanding: none
       Common stock, no par value -
        50,000,000 shares authorized;
        issued and outstanding:
        1996 - 9,206,302; 1995 -
        8,898,532                            19,868          19,162
       Unrealized gain (loss) on                 (4)              5
        short-term investments
       Retained earnings                     20,872          16,866
                                            -------         -------
         Total shareholders' equity          40,736          36,033
                                            -------         -------

TOTAL                                       $54,464         $48,342
                                            =======         =======

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30,             JUNE 30,
                                           --------------------   -----------------
                                             1996         1995      1996      1995

NET REVENUES                               $ 15,317    $ 13,286   $ 29,227  $25,173

COST OF REVENUES                              7,505       6,773     14,363   12,921
                                            -------     -------    -------  -------

GROSS MARGIN                                  7,812       6,513     14,864   12,252
                                            -------     -------    -------  -------

OPERATING EXPENSES:
    Research and development                  1,891       1,527      3,756    3,020
    Selling, general and administrative       2,880       2,428      5,390    4,536
                                            -------     -------    -------  -------
         Total operating expenses             4,771       3,955      9,146    7,556
                                            -------     -------    -------  -------

INCOME FROM OPERATIONS                        3,041       2,558      5,718    4,696

OTHER INCOME, NET                               157         170        351      361
                                            -------     -------    -------  -------

INCOME BEFORE INCOME TAXES                    3,198       2,728      6,069    5,057

PROVISION FOR INCOME TAXES                    1,086         955      2,064    1,770
                                            -------     -------    -------  -------

NET INCOME                                  $ 2,112     $ 1,773    $ 4,005  $ 3,287
                                            =======     =======    =======  =======
NET INCOME PER COMMON
    AND EQUIVALENT SHARE                    $  0.21     $  0.18    $  0.40  $  0.33
                                            =======     =======    =======  =======

SHARES USED IN COMPUTING
    PER SHARE AMOUNTS                         9,932       9,949      9,938    9,918
                                            =======     =======    =======  =======

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                      ----------------------------
                                                        1996               1995
                                                      --------            --------
Net cash provided by operating activities             $  5,154            $    878

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of equipment and leasehold improvements    (4,234)             (3,273)
   Proceeds from sale of equipment                          19                  --
   Maturities of short-term investments                 11,345               9,013
   Purchases of short-term investments                 (11,124)            (12,152)
                                                      --------            --------
       Net cash used for investing activities           (3,994)             (6,412)
                                                      --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Long-term debt borrowings                                --               1,000
   Principal payments on long-term debt                   (691)               (490)
   Proceeds from the issuance of common stock              707                 462
                                                     --------            --------

       Net cash provided by financing activities            16                 972
                                                      --------            --------

NET INCREASE (DECREASE) IN CASH AND                      1,176              (4,562)
 CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS - Beginning of period          1,901               6,894
                                                      --------            --------

CASH AND CASH EQUIVALENTS - End of period             $  3,077            $  2,332
                                                      ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                             $    164            $    231
                                                      ========            ========
   Cash paid for income taxes                         $  2,468            $  2,042
                                                      ========            ========

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT  ACCOUNTING  POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

     INTERIM FINANCIAL INFORMATION - The accompanying condensed consolidated financial statements of the Company as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     It is suggested that this financial data be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and Report on Form 10-K for the year ended December 31, 1995.

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and equivalents, short-term investments, and accounts receivable. Cash and equivalents and short-term investments consist primarily of commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over a large number of geographically diverse customers, who make up the Company's customer base. At June 30, 1996 and December 31, 1995, no single customer accounted for ten percent or more of total accounts receivable.

     NET INCOME PER COMMON AND EQUIVALENT SHARE is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options (using the treasury stock method).

2. INVENTORIES

   Inventories consist of the following (in thousands):

                               JUNE 30,        DECEMBER 31,
                                 1996              1995
                               --------         ------------

Finished goods                 $   2,020             $ 2,363
Work in process                    9,056               7,317
Raw materials                      2,597               1,734
                                --------             -------
                                $ 13,673             $11,414
                                ========             =======

3. BORROWING ARRANGEMENTS

   Under a revolving bank line of credit and security agreement, the Company can borrow up to 80% of its eligible accounts receivable to a maximum borrowing of $3.0 million. This operating line of credit expires October 1, 1996. Borrowings under the line of credit agreement bear interest at prime (8.25% at June 30,

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


   1996) and are subject to collateralization by substantially all assets of the Company. The line of credit contains certain restrictive covenants, including maintenance of a quick ratio of not less than 1.75:1, tangible net worth of $25 million and a ratio of total debt (less debt subordinated to the bank) to total net worth of less than 0.75 to 1. The Company must also maintain on a fiscal year basis a ratio of net after-tax profit plus depreciation and amortization to current maturities of long-term liabilities and capitalized leases of not less than 1.5 to 1. In addition, the Company must remain profitable on a quarterly basis and is prohibited from declaring and paying dividends without the lender's consent. The Company was in compliance with its covenants at June 30, 1996. There were no borrowings under this revolving line of credit at June 30, 1996.

   Under the same loan security agreement, the Company has a non-revolving bank line of credit of $5.0 million for funding purchases of capital equipment. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased, bear interest of prime and are subject to the same restrictive covenants as the operating line of credit. The Company has borrowed $2.5 million against the line of which $2.1 million is outstanding at June 30, 1996 and $2.5 million is available to the Company through October 1, 1996.

   Under another non-revolving bank line of credit that has expired, the Company had $1.2 million outstanding at June 30, 1996. The notes are collateralized by the equipment purchased.

4. SIGNIFICANT  CUSTOMERS  AND  EXPORT  SALES

   One customer accounted for $3.5 million (12%) of net revenues during the six months ended June 30, 1996. During the comparable period in 1995, a different customer accounted for $4.3 million (17%) of net revenues. Export sales were $11.6 million (40%) of net revenues and $5.4 million (39%) of net revenues for the first six months of 1996 and 1995, respectively. Export sales are principally to Asia and Europe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Micrel was founded in 1978 and was initially engaged in the business of providing semiconductor test services. In 1981, Micrel expanded its business operations and began to provide wafer fabrication services and to manufacture custom integrated circuits for sale to customers. At present, the Company continues to shift its focus and revenue base from custom and foundry products to standard products. Standard products sales increased to 65% of net revenues for the quarter ended June 30, 1996 as compared to 56% for the same period in the prior year. For the first six months ended June 30, 1996 and 1995, the Company's standard products sales accounted for 64% and 53% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales.

The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and the Company's ability to meet increasing demand. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                           THREE MONTHS ENDED    SIX MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                           ------------------    ----------------
                                              1996      1995       1996     1995
                                             ----       ----      ----      ----
Net revenues............................... 100.0%     100.0%    100.0%    100.0%
Cost of revenues...........................  49.0       51.0      49.1      51.3
                                             ----       ----      ----      ----
    Gross margin...........................  51.0       49.0      50.9      48.7
                                             ----       ----      ----      ----
Operating expenses:
    Research and development...............  12.3       11.5      12.9      12.0
    Selling, general and administrative....  18.8       18.3      18.4      18.0
                                             ----       ----      ----      ----
         Total operating expenses..........  31.1       29.8      31.3      30.0
                                             ----       ----      ----      ----
Income from operations.....................  19.9       19.2      19.6      18.7
Other income, net..........................   1.0        1.3       1.2       1.4
                                             ----       ----      ----      ----
Income before income taxes.................  20.9       20.5      20.8      20.1
Provision for income taxes.................   7.1        7.2       7.1       7.0
                                             ----       ----      ----      ----
Net income.................................  13.8%      13.3%     13.7%     13.1%
                                             ====       ====      ====      ====

Net Revenues.  Net revenues increased for the quarter and six months ended June
- - ------------
30, 1996 as compared to the corresponding periods of the prior year. Net revenues increased 15% to $15.3 million for the quarter

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ended June 30, 1995 from $13.3 million for the comparable period in 1995. Net revenues for the first six months of 1996 totaled $29.2 million, an increase of 16% over the $25.2 million level recorded in the same prior year period. The growth in net revenues on a quarterly and year-to-date basis is due, in part, to higher standard products revenues which grew to 65% and 64% of net revenues for the quarter and six months ended June 30, 1996, respectively, from 56% and 53% for each of the comparable periods in 1995. Sales of standard products by the Company increased primarily as a result of increased shipments to manufacturers of portable computing, computing peripherals and industrial products.

International sales represented 41% and 39% of net revenues for the quarters ended June 30, 1996 and 1995, respectively. Revenues from international sales in the first six months of 1996 and 1995 accounted for 40% and 34% of net revenues, respectively. The dollar increase in international sales resulted from shipments to manufacturers of personal computers and communications products, and reflected growing demand for the Company's products primarily in Asian markets and, to a lesser extent, in Europe. If the Company's standard products sales continue to increase as a percentage of net revenues, the Company believes that international sales will similarly increase as a percentage of net revenues.

The Company believes that the lessening of demand currently experienced by the general technology sector is also being experienced by other companies in the analog segment of the semiconductor industry. The Company's ability to predict demand in future quarters has been reduced by the increased ability of its customers to place orders closer to desired shipment dates, which is the result of the Company's customers reducing their long term purchasing commitments in response to less predictable demand for their products and increased product availability in the semiconductor industry. The Company is positioning itself to respond to these reduced order lead times through faster production cycles.

Gross Margin. Gross margin is affected by the volume of product sales, product
- - ------------
mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 51% for the quarter and the six months ended June 30, 1996 from 49% for the comparable periods in 1995. The improvement in gross margin reflected an increase in manufacturing efficiency resulting from greater capacity utilization which was partially offset by an increase in fixed expense levels associated with the expansion of manufacturing and increased sales of standard products which carry proportionately higher margins than the Company's traditional foundry products. In addition, gross margins in the first six months of the prior year were adversely affected by the low margin sales of foundry products to one major customer, which have been discontinued.

Research and Development Expenses. Research and development expenses include
- - ---------------------------------
costs associated with the development of new processes and the definition, design and development of standard products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

The Company's research and development expenses increased by approximately $0.4 million, or 27%, to $1.9 million for the quarter ended June 30, 1996 from $1.5 million for the comparable period in 1995. During the first six months of 1996, research and development expenses increased by $0.8 million or 27%, to $3.8 million from $3.0 million for the comparable period in 1995. The increase in research and development expenses during 1996 was primarily due to increased costs associated with design services, prototype wafers and increased engineering staffing to support the development of new standard products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase in the future.

Selling, General and Administrative Expenses. Selling, general and
- - --------------------------------------------
administrative expenses increased on a dollar basis to approximately $2.9 million or 19% of net revenues for the second quarter in 1996 from $2.4 million or 18% of net revenues for the comparable period in 1995. For the six months ended June 30, 1995, these expenses increased on a dollar basis by $0.9 million or 21% to $5.4 million from $4.5 million for the same period in 1995 while remaining unchanged on a percentage basis at 18% of net revenues for the six months ended June 30, 1996 and 1995 The dollar increase was principally attributable to higher commissions, compensation, and other sales and marketing and promotion expenses associated with the growth of the Company's sales organization to support continuing revenue growth.

Other Income, Net. Other income, net reflects interest income realized by the
- - -----------------
Company from the investment of cash balances in short-term investment grade securities, which is partially offset by interest incurred by the Company on its line of credit borrowings and term notes. Other income, net decreased by $13,000 to $157,000 for the quarter ended June 30, 1996 from $170,000 for the comparable prior year period. For the six months ended June 30, 1996, other income, net decreased slightly to $351,000 from $361,000 for the comparable period in 1995. During both the quarter and six months ended June 30, 1996, interest income declined slightly due to a decrease in average investment balances and related interest rates coupled with an increase in average borrowings and related costs of funds.

Provision for Income Taxes. For the quarter and six months ended June 30, 1996
- - --------------------------
the provision for taxes on income was approximately $1.1 million and $2.1 million, respectively, or 34% of income before provision for taxes for both such periods. The provision for taxes on income for the second quarter and first six months of 1995 was $1.0 million and $1.8 million, respectively, or 35% of income before provision for taxes, for both such periods. The income tax provision for interim periods reflects the Company's estimated annual income tax rate. The 1996 income tax provision differs from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation established by the Company in the first quarter of 1995, state research and experimentation credits and state manufacturing credits. Such difference in 1995 was due to the effect of state taxes offset in part by the benefit of research and experimentation credits.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's principal sources of funding have been its cash from operations, a bank line of credit and sales of common stock. Principal sources of funding at June 30, 1996 consisted of cash and short-term investments of $15.0 million and a borrowing facility consisting of (i) $3.0 million under a revolving line of credit, of which all was unused and available, and (ii) $5.0 million under a non-revolving line of credit, of which $2.5 million was unused and available. The revolving and non-revolving lines of credit are covered by the same loan and security agreement. This agreement, expires on October 1, 1996, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. This agreement is collateralized by substantially all of the Company's assets and contains restrictive covenants that apply to both the revolving and non-revolving lines of credit, including maintenance of a quick ratio of not less than 1.75:1, tangible net worth of $25 million and a ratio of total debt (less debt subordinated to the bank) to total net worth of less than 0.75 to 1. The Company must also maintain on a fiscal year basis a ratio of net after-tax profit plus depreciation and amortization to current maturities of long-term liabilities and capitalized leases of not less than 1.5 to 1. In addition, the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


must remain profitable on a quarterly basis and is prohibited from declaring and paying dividends without the lender's consent. The Company was in compliance with these covenants at June 30, 1996.

The Company's working capital increased by $0.9 million to $29.4 million as of June 30, 1996 from $28.5 million as of December 31, 1995. The increase was primarily attributable to increases in inventories partially offset by increases in accounts payable. The Company's working capital was principally invested in short-term investment grade, interest-bearing securities.

The Company's operating activities provided net cash of approximately $5.2 million for the quarter ended June 30, 1996 as net income, adjusted for non-cash items, and increases in accounts payable and decreases in accounts receivable were partially offset by increases in inventories and prepaid expenses. Cash provided by operations totaled approximately $0.9 million for the six months ended June 30, 1995 as net income, adjusted for non-cash items totaled $4.2 million, and increases in accounts payable, accrued expenses and deferred revenue more than offset increases in accounts receivable and inventories and a reduction in the income tax liability.

The Company's investing activities during the six months ended June 30, 1996 used cash of approximately $4.0 million as net cash provided by operating activities and $11.3 million of maturing short-term investments were used to purchase $11.1 million of short-term investments and $4.2 million of equipment and leasehold improvements.

Financing activities during the six months ended June 30, 1996 provided cash of approximately $16,000 as $707,000 in proceeds from the issuance of common stock through the exercise of stock options more than offset principle payments on long-term debt of $691,000.

The Company currently intends to spend up to approximately $8.0 million through mid-1997 primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through mid-1997 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.


FACTORS THAT MAY AFFECT OPERATING RESULTS

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; and statements regarding the levels of international sales. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

customers' products, competitive pricing pressures, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

The Company is currently transitioning its business to rely more heavily on the sale of standard products. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales. As compared with the custom and foundry products business, the standard products business is characterized by shorter product lifecycles, greater pricing pressure, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that, as the market changes, its product offerings will become obsolete. The Company competes in the standard products market with established companies, most of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully in the standard products market or that it will be able to successfully introduce new standard products in the future. The failure of the Company to compete successfully in the standard products business would materially and adversely affect the Company's financial condition and results of operations.

The analog semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market include product features, performance, price, the timing of product introductions, the emergence of new computer standards, quality and customer support. Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competition, including companies from Japan. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition and results of operations.

The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Moreover, there can be no assurance that the Company will be able to maintain acceptable manufacturing yields in the future.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that these existing claims or any other assertions (or claims for indemnity resulting from infringement claims) will not materially adversely affect the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company's future success depends in part upon its intellectual property, including patents, trade secrets, expertise and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company.

                          PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operation.

ITEM 2.  CHANGE IN SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 16, 1996 at 10:00 a.m., pacific daylight time, at its principal corporate offices located at 1931 Fortune Drive, San Jose, California. The Annual Meeting was held for the purpose of (a) electing the Board of Directors, (b) ratifying and approving an amendment to the Micrel, Incorporated 1994 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 1,482,334 shares to 2,482,334 shares, (c) ratifying and approving the Company's independent auditors for the fiscal year ending December 31, 1996 and (d) transacting other business as may properly come before the Annual Meeting. The three matters below were voted upon and approved:

Matter No. 1 - Election of Board of Directors:

The following persons were duly elected to the Board for the ensuing year and until their successors are elected:

         NOMINATION                          FOR      ABSTAINED
         -------------------              ---------   ---------

         Raymond D. Zinn                  7,498,678     105,951
         Warren H. Muller                 7,508,678      95,951
         Larry L. Hansen                  7,508,678      95,951
         George Kelly                     7,508,678      95,951
         Dale L. Peterson                 7,508,478      96,151

Matter No. 2 - Ratification of the amendment to the Micrel, Incorporated 1994 Stock Option Plan to increase the number of shares reserved for issuance thereunder from 1,482,334 shares to 2,482,334 shares:


       NOMINATION                    FOR       AGAINST    ABSTAINED
- - -------------------------         ---------   ---------   ---------

Amendment to 1994 Plan            5,725,890   1,021,787      25,031


Matter No. 3 - Ratification of the Appointment of Deloitte & Touche LLP as the Independent Auditors for the Fiscal Year Ending December 31, 1996:


       NOMINATION                    FOR      AGAINST   ABSTAINED
- - ------------------------          ---------   -------   ---------

Deloitte & Touche LLP             7,591,929       730      11,970

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          ---------

 Exhibit
  Number                           Description                          Page(s)
- - ----------   --------------------------------------------------------   -------
  11.1       Statement Regarding Calculation of Net Income Per Share.     17
  27.0       Financial Data Schedule                                      18


     (b)  Reports on Form 8-K. The Company did not file any Reports on Form 8-K
          -------------------
          during the quarter ended June 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MICREL, INCORPORATED
                                          --------------------
                                               (Registrant)



Date:  July 29, 1996                      By  /S/  ROBERT J. BARKER
                                              ---------------------
                                                   Robert J. Barker
                                             Vice President, Finance and
                                               Chief Financial Officer
                                               (Authorized Officer and
                                            Principal Financial Officer)