Form 10-Q
period 1996-09-30
MICREL INC
filed 1996-10-31
CIK 932111

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to _____________.
     Commission File Number  0-25236



                    M I C R E L,   I N C O R P O R A T E D
            (Exact name of Registrant as specified in its charter)


                California                                94-2526744
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


                    1849 Fortune Drive, San Jose, CA     95131
              (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code: (408) 944-0800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [  ]



As of September 30, 1996 there were 9,249,994 shares of common stock, no par value, outstanding.

This Report on Form 10-Q includes 24 pages with the Index to Exhibits located on page 14.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1996

                                                                           Page
                                                                           ----

                        PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements:

           Condensed Consolidated Balance Sheets -- September 30,
             1996 and December 31, 1995..................................    3

           Condensed Consolidated Income Statements -- For the
             Quarter and Nine Months Ended September 30,
             1996 and 1995...............................................    4

           Condensed Consolidated Statements of Cash Flows --
             Nine Months Ended September 30, 1996 and 1995...............    5

           Notes to Condensed Consolidated Financial Statements..........    6


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    8


                         PART II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................   14

ITEM 2.  Changes in Securities...........................................   14

ITEM 5.  Other Information...............................................   14

ITEM 6.  Exhibits and Reports on Form 8-K................................   14

         Signature.......................................................   15



ITEM 1.    FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (in thousands, except share amounts)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                    1996            1995
                                                              --------------    ------------
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                    $ 5,075         $ 1,901
        Short-term investments                                        10,411          12,174
        Accounts receivable, net                                       8,442           9,281
        Inventories                                                   14,176          11,414
        Other current assets                                           2,391           2,181
                                                                     -------         -------

        Total current assets                                          40,495          36,951

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                             15,790          11,284

OTHER ASSETS                                                             219             107
                                                                     -------         -------

TOTAL                                                                $56,504         $48,342
                                                                     =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                             $ 3,840         $ 2,878
        Deferred income on shipments to distributors                   1,166             957
        Other current liabilities                                      5,199           4,622
                                                                     -------         -------

        Total current liabilities                                     10,205           8,457

LONG-TERM OBLIGATIONS                                                  3,041           3,852

SHAREHOLDERS' EQUITY:
        Preferred stock, no par value - authorized:
         5,000,000 shares; issued and outstanding: none                   --              --
        Common stock, no par value - authorized:
         50,000,000 shares; issued and outstanding:
         1996 - 9,249,994; 1995 - 8,898,532                           19,971          19,162
        Net unrealized gains (losses) on short-term
         investments                                                      (2)              5
        Retained earnings                                             23,289          16,866
                                                                     -------         -------
        Total shareholders' equity                                    43,258          36,033
                                                                     -------         -------
TOTAL                                                                $56,504         $48,342
                                                                     =======         =======

See notes to condensed consolidated financial statements.


                                MICREL, INCORPORATED
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)
                   (in thousands, except per share amounts)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            1996       1995       1996       1995
                                                          --------   --------   --------   --------
NET REVENUES                                               $17,614    $13,928    $46,841    $39,101
COST OF REVENUES                                             8,602      7,003     22,965     19,924
                                                           -------    -------    -------    -------
GROSS MARGIN                                                 9,012      6,925     23,876     19,177
                                                           -------    -------    -------    -------
OPERATING EXPENSES:
       Research and development                              2,338      1,722      6,094      4,742
       Selling, general and administrative                   3,191      2,298      8,581      6,834
                                                           -------    -------    -------    -------
          Total operating expenses                           5,529      4,020     14,675     11,576
                                                           -------    -------    -------    -------
INCOME FROM OPERATIONS                                       3,483      2,905      9,201      7,601
OTHER INCOME, NET                                              179        167        530        528
                                                           -------    -------    -------    -------
INCOME BEFORE INCOME TAXES                                   3,662      3,072      9,731      8,129
PROVISION FOR INCOME TAXES                                   1,244      1,075      3,308      2,845
                                                           -------    -------    -------    -------
NET INCOME                                                 $ 2,418    $ 1,997    $ 6,423    $ 5,284
                                                           =======    =======    =======    =======
NET INCOME PER COMMON AND EQUIVALENT SHARE                 $  0.24    $  0.20    $  0.64    $  0.53
                                                           =======    =======    =======    =======
SHARES USED IN COMPUTING PER SHARE AMOUNTS                  10,038     10,080      9,971      9,972
                                                           =======    =======    =======    =======

See notes to condensed consolidated financial statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 ---------------------
                                                                   1996        1995
                                                                 ---------   ---------
Net cash provided by operating activities                         $  8,568    $  2,213

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of equipment and leasehold improvements                 (6,929)     (4,088)
  Proceeds from sale of equipment                                       19          --
  Purchases of short-term investments                              (17,694)    (18,341)
  Maturities of short-term investments                              19,450      14,143
                                                                  --------    --------
     Net cash used in investing activities                          (5,154)     (8,286)
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Long-term debt borrowings                                             --       1,000
  Principal payments on long-term debt                              (1,049)       (767)
  Proceeds from the issuance of common stock                           809         731
                                                                  --------    --------

     Net cash provided by (used in) financing activities              (240)        964
                                                                  --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 3,174      (5,109)

CASH AND CASH EQUIVALENTS - Beginning of period                      1,901       6,894
                                                                  --------    --------

CASH AND CASH EQUIVALENTS - End of period                         $  5,075    $  1,785
                                                                  ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                          $    232    $    369
                                                                  ========    ========
  Cash paid for income taxes                                      $  2,985    $  2,464
                                                                  ========    ========

See notes to condensed consolidated financial statements.


                             MICREL, INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SIGNIFICANT  ACCOUNTING  POLICIES

     PRINCIPLES OF CONSOLIDATION --  The accompanying condensed consolidated
     ---------------------------
     financial statements include the accounts of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

     INTERIM FINANCIAL INFORMATION -- The accompanying condensed consolidated
     -----------------------------
     financial statements of the Company as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     It is suggested that this financial data be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and Report on Form 10-K for the year ended December 31, 1995.

     CONCENTRATION OF CREDIT RISK -- Financial instruments that potentially
     ----------------------------
     subject the Company to concentrations of credit risk consist of cash and equivalents, short-term investments, and accounts receivable. Cash and equivalents and short-term investments consist primarily of commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over a large number of geographically diverse customers, who make up the Company's customer base.

     NET INCOME PER COMMON AND EQUIVALENT SHARE -- Net income per common and
     ------------------------------------------
     equivalent share is calculated based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options (using the treasury stock method).

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                     SEPTEMBER 30,   DECEMBER 31,
                         1996            1995
                     -------------   ------------

Finished goods             $ 3,337        $ 2,363
Work in process              8,162          7,317
Raw materials                2,677          1,734
                           -------        -------

                           $14,176        $11,414
                           =======        =======

3. BORROWING  ARRANGEMENTS

   Under a revolving bank line of credit and security agreement, the Company can borrow up to 80% of its eligible accounts receivable to a maximum borrowing of $3.0 million. This operating line of credit expires September 30, 1997. Borrowings under the line of credit agreement bear interest at prime (8.25% at

                             MICREL, INCORPORATED

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

   September 30, 1996) and are subject to collateralization by substantially all assets of the Company. The line of credit contains certain restrictive covenants, including maintenance of a quick ratio of not less than 1.75:1, tangible net worth of not less than $30 million and a ratio of total debt (less debt subordinated to the bank) to total net worth of less than 0.75:1. The Company must also maintain on a fiscal year basis a ratio of net after-tax profit plus depreciation and amortization to current maturities of long-term liabilities and capitalized leases of not less than 1.5:1. In addition, the Company must remain profitable on a quarterly basis, although the Company is permitted one calendar quarter in which it does not earn an after-tax profit from operations so long as the loss from operations during such quarter does not exceed $500,000, and is prohibited from declaring and paying dividends without the lender's consent. The Company was in compliance with these covenants at September 30, 1996. There were no borrowings under this revolving line of credit at September 30, 1996.

   Under the same loan agreement, the Company has a non-revolving bank line of credit of $5.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software charges. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased, bear interest at prime and are subject to the same restrictive covenants as the operating line of credit. The Company has not borrowed against the line at September 30, 1996 and $5.0 million is available under the renewed agreement through September 30, 1997.

   Under two other non-revolving bank lines of credit that have expired, the Company had $0.9 million and $2.0 million outstanding at September 30, 1996. The notes are collateralized by the equipment purchased.

4. SIGNIFICANT  CUSTOMERS  AND  EXPORT  SALES

   At September 30, 1996 one customer accounted for $1.6 million or 19 percent of total accounts receivable. At December 31, 1995 no single customer accounted for ten percent or more of total accounts receivable. One customer accounted for $6.0 million (13%) of net revenues during the nine months ended September 30, 1996. During the comparable period in 1995, a different customer accounted for 11% of net revenues. Export sales were $18.6 million (40%) of net revenues and $13.9 million (35%) of net revenues for the first nine months of 1996 and 1995, respectively. Export sales are principally to Asia and Europe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Micrel was founded in 1978 and was initially engaged in the business of providing semiconductor test services. In 1981, Micrel expanded its business operations and began providing wafer fabrication services and manufacturing custom integrated circuits. Presently, the Company continues to shift its focus and revenue base from custom and foundry products to standard products. Standard products sales increased to 63% of net revenues for the quarter ended September 30, 1996 as compared to 61% for the same period in the prior year. For the nine months ended September 30, 1996 and 1995, the Company's standard products sales accounted for 64% and 56% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales.

The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and the Company's ability to meet increasing demand. As a result of the foregoing and other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.


                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                          --------------------   -------------------
                                            1996        1995       1996       1995
                                          ---------   --------   --------   --------
Net revenues............................     100.0%     100.0%     100.0%     100.0%
Cost of revenues........................      48.8       50.3       49.0       51.0
                                             -----      -----      -----      -----
 Gross margin...........................      51.2       49.7       51.0       49.0
                                             -----      -----      -----      -----
Operating expenses:
 Research and development...............      13.3       12.4       13.0       12.1
 Selling, general and administrative....      18.1       16.4       18.3       17.5
                                             -----      -----      -----      -----
    Total operating expenses...............   31.4       28.8       31.3       29.6
                                             -----      -----      -----      -----
Income from operations..................      19.8       20.9       19.7       19.4
Other income, net.......................       1.0        1.2        1.1        1.4
                                             -----      -----      -----      -----
Income before income taxes..............      20.8       22.1       20.8       20.8
Provision for income taxes..............       7.1        7.8        7.1        7.3
                                             -----      -----      -----      -----
Net income..............................      13.7%      14.3%      13.7%      13.5%
                                             =====      =====      =====      =====

Net Revenues.  Net revenues increased for the quarter and nine months ended
------------
September 30, 1996 as compared to the corresponding periods of the prior year. Net revenues increased 27% to $17.6 million for the quarter ended September 30, 1996 from $13.9 million for the comparable period in 1995. Net revenues

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

for the first nine months of 1996 totaled $46.8 million, an increase of 20% over the $39.1 million level recorded in the same prior year period. The growth in net revenues on a quarterly and year-to-date basis is due primarily to higher standard products revenues which grew to 63% and 64% of net revenues for the quarter and nine months ended September 30, 1996, respectively, from 61% and 56% for each of the comparable periods in 1995. Sales of standard products by the Company increased principally as a result of increased shipments to manufacturers of portable computing, computing peripherals, industrial and telecommunications products.

International sales represented 39% and 35% of net revenues for the quarters ended September 30, 1996 and 1995, respectively. Revenues from international sales in the first nine months of 1996 and 1995 accounted for 40% and 35% of net revenues, respectively. The $4.7 million increase in international sales resulted from shipments to manufacturers of personal computers and communications products, and reflected growing demand for the Company's products primarily in Asian markets and, to a lesser extent, in Europe. The Company believes that if the Company's standard products sales continue to increase as a percentage of net revenues, international sales will similarly increase as a percentage of net revenues.

The Company believes that the lessening of demand experienced by the general technology sector, which was discussed in the Company's Report on Form 10-Q for the quarter ended June 30, 1996, is continuing, and such lessening is also being experienced by other companies in the analog segment of the semiconductor industry which are still experiencing weak order patterns, pricing pressures and shorter than normal order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters continues to be effected by the increased ability of its customers to place orders closer to desired shipment dates, which is the result of the Company's customers reducing their long term purchasing commitments in response to less predictable demand for their products and increased product availability in the semiconductor industry. The Company is positioning itself to respond to these reduced order lead times through faster production cycles.

Gross Margin. Gross margin is affected by the volume of product sales, product
------------
mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 51% for the quarter and the nine months ended September 30, 1996 from 50% and 49% for the comparable periods in 1995. The improvement in gross margin reflects an increase in manufacturing efficiency resulting from greater capacity utilization and increased sales of standard products which carry proportionately higher margins than the Company's traditional foundry products which were partially offset by an increase in fixed expense levels associated with the expansion of manufacturing. In addition, gross margins in the first nine months of the prior year were adversely affected by the low margin sales of foundry products to one major customer, which have been discontinued.

Research and Development Expenses. Research and development expenses include
---------------------------------
costs associated with the development of new processes and the definition, design and development of standard products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

The Company's research and development expenses increased by approximately $0.6 million, or 35%, to $2.3 million for the quarter ended September 30, 1996 from $1.7 million for the comparable period in 1995. During the nine months ended September 30, 1996, research and development expenses increased by $1.4 million or 30%, to $6.1 million from $4.7 million for the comparable period in 1995. The increase in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

research and development expenses for the quarter and nine months ended September 30, 1996 was primarily due to increased costs associated with the Company's conversion to six inch wafer fabrication, design services, and prototype wafers. In addition to these factors, the increase in research and development expenses for the nine months ended September 30, 1996 was also due to increased salary expenses associated with expanded engineering staffing to support the development of new standard products. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase in the future.

Selling, General and Administrative Expenses. Selling, general and
--------------------------------------------
administrative expenses increased on a dollar basis to approximately $3.2 million or 18% of net revenues for the quarter ended September 30, 1996 from $2.3 million or 16% of net revenues for the comparable period in 1995. For the nine months ended September 30, 1996, these expenses increased on a dollar basis by $1.8 million or 26% to $8.6 million from $6.8 million for the same period in 1995 while remaining unchanged on a percentage basis at approximately 18% of net revenues. The dollar increase was principally attributable to higher commissions, compensation, and other sales and marketing and promotion expenses associated with the growth of the Company's sales organization to support continuing revenue growth.

Other Income, Net. Other income, net reflects interest income realized by the
-----------------
Company from the investment of cash balances and short-term investments, which is partially offset by interest incurred by the Company on its line of credit borrowings and term notes. Other income, net increased by $12,000 to $179,000 for the quarter ended September 30, 1996 from $167,000 for the comparable period in the prior year. For the nine months ended September 30, 1996 and 1995, other income, net remained unchanged at approximately $530,000 for each nine month period. During the quarter ended September 30, 1996, interest income decreased by $20,000 due to a decline in average interest rates as interest expense remained unchanged and the Company benefited from $30,000 in gains on settlement of litigation. During the nine months ended September 30, 1996, interest income declined by $106,000 due to a decline in average interest rates while interest expenses increased by $44,000 due to higher average outstanding loan balances, partially offset by a $100,000 gain on the settlement of litigation.

Provision for Income Taxes. For the quarter and nine months ended September 30,
--------------------------
1996 the provision for taxes on income was approximately $1.2 million and $3.3 million, respectively, or 34% of income before income taxes for both such periods. The provision for taxes on income for the quarter and nine months ended September 30, 1996 was $1.1 million and $2.8 million, respectively, or 35% of income before income taxes, for both such periods. The income tax provision for interim periods reflects the Company's estimated annual income tax rate. The 1996 income tax provision differs from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation established by the Company in the first quarter of 1995, state research and experimentation credits, state manufacturing credits and the reinstitution of the federal research and development tax credit in July 1996. Such difference in 1995 was due to the effect of state taxes offset in part by the benefit of research and experimentation credits.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's principal sources of funding have been its cash from operations, a bank line of credit and sales of common stock. Principal sources of funding at September 30, 1996 consisted of cash and short-term investments of $15.5 million and a borrowing facility consisting of (i) $3.0 million under a revolving line of credit, of which all was unused and available, and (ii) $5.0 million under a non-revolving

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

line of credit, under which there were no outstanding borrowings at September 30, 1996. Under two other non-revolving bank lines of credit that have expired, the Company has $0.9 million and $2.0 million outstanding at September 30, 1996. The notes are collateralized by the equipment purchased. The revolving and non-revolving lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1997, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. This agreement is collateralized by substantially all of the Company's assets and contains restrictive covenants that apply to both the revolving and non-revolving lines of credit, including maintenance of a quick ratio of not less than 1.75:1, tangible net worth of $30 million and a ratio of total debt (less debt subordinated to the bank) to total net worth of less than 0.75:1. The Company must also maintain on a fiscal year basis a ratio of net after-tax profit plus depreciation and amortization to current maturities of long-term liabilities and capitalized leases of not less than 1.5:1. In addition, the Company must remain profitable on a quarterly basis, although the Company is permitted one calendar quarter in which it does not earn an after-tax profit from operations so long as the loss from operations during such quarter does not exceed $500,000, and is prohibited from declaring and paying dividends without the lender's consent. The Company was in compliance with these covenants at September 30, 1996.

The Company's working capital increased by $1.8 million to $30.3 million as of September 30, 1996 from $28.5 million as of December 31, 1995. The increase was primarily attributable to increases in inventories partially offset by decreases in accounts receivable and increases in accounts payable. The Company's working capital was principally invested in short-term investment grade, interest-bearing securities.

The Company's operating activities provided net cash of approximately $8.6 million for the nine months ended September 30, 1996 as net income, adjusted for non-cash items, and increases in accounts payable and other current liabilities and decreases in accounts receivable were partially offset by increases in inventories and other current assets.

The Company's investing activities during the nine months ended September 30, 1996 used cash of approximately $5.2 million. Approximately $19.5 million of maturing short-term investments were used to purchase $17.7 million of short-term investments. The remaining proceeds, combined with cash from operations, was used to purchase $6.9 million of equipment and leasehold improvements.

Financing activities during the nine months ended September 30, 1996 used cash of approximately $240,000 as $1.0 million in principal payments on long-term debt were partially offset by $810,000 in proceeds from the issuance of common stock upon exercise of stock options.

The Company currently intends to spend up to approximately $10 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 1997 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.


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

The Company has experienced and expects to continue to experience fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

The Company is currently transitioning its business to rely more heavily on the sale of standard products. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales. As compared with the custom and foundry products business, the standard products business is characterized by shorter product lifecycles, greater pricing pressure, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that, as the market changes, its products being offered will become obsolete. The Company competes in the standard products market with established companies, most of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully in the standard products market or that it will be able to successfully introduce new standard products in the future. The failure of the Company to compete successfully in the standard products business would materially and adversely affect the Company's financial condition and results of operations.

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

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.
        --------


Exhibit
Number                                 Description                      Page(s)
-------     ------------------------------------------------------      -------
 10.1       Eleventh Amendment dated September 30, 1996 to Amended
            and Restated Loan and Security Agreement dated November
            29, 1990 between the Registrant and Bank of the West,
            as amended February 11, 1991, August 6, 1991, October
            31, 1991, June 24, 1992, September 24, 1992, August
            16, 1993, April 29, 1994, July 2, 1994, August 23, 1994,
            September 30, 1994, and October 24, 1994.                    16
 11.1       Statement Regarding Calculation of Net Income Per Share.     23
 27.0       Financial Data Schedule.                                     24


   (b) Reports on Form 8-K.   The Company did not file any Reports on Form 8-K
       -------------------
       during the quarter ended September 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      MICREL, INCORPORATED
                                      --------------------
                                          (Registrant)
                                           ----------

Date:  October 31, 1996          By   /S/  ROBERT J. BARKER
                                      ---------------------
                                       Robert J. Barker
                                  Vice President, Finance and
                                    Chief Financial Officer
                                    (Authorized Officer and
                                     ----------------------
                                 Principal Financial Officer)
                                 ---------------------------