Form 10-K
period 1996-12-31
MICREL INC
filed 1997-03-28
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                     to                    .
                                  ---------------------   -------------------

                          Commission File Number 0-25236

                      M I C R E L,   I N C O R P O R A T E D
              (Exact name of Registrant as specified in its charter)

           California                                    94-2526744
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or Organization)

                  1849 Fortune Drive, San Jose, CA       95131
              (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code: (408) 944-0800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $215,539,362 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 1997, the Registrant had outstanding 9,385,793 shares of Common Stock.
                   ------------------------------------
                   DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders (Part III).

 This Report on Form 10-K includes 58 pages with the Index to Exhibits located on pages 25 to 26.

                               MICREL, INCORPORATED
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1996


                                                                        Page
                                      PART I

   Item 1      Business                                                   3
   Item 2      Properties                                                13
   Item 3      Legal Proceedings                                         13
   Item 4      Submission of Matters to a Vote of Security Holders       13

                                     PART II

   Item 5      Market for the Registrant's Common Equity and Related
               Shareholder Matters                                       14
   Item 6      Selected Financial Data                                   15
   Item 7      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       16
   Item 8      Financial Statements and Supplementary Data               22
   Item 9      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       22


                                     PART III

   Item 10     Directors and Executive Officers of the Registrant        23
   Item 11     Executive Compensation                                    24
   Item 12     Security Ownership of Certain Beneficial Owners
               and Management                                            24
   Item 13     Certain Relationships and Related Transactions            24


                                      PART IV

   Item 14     Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                               25
               Signatures                                                43

                                       PART I

ITEM 1.  BUSINESS

General

     The Company was incorporated in California in July 1978. References to the "Company" and "Micrel" refer to Micrel, Incorporated, which also does business as Micrel Semiconductor. The Company's principal executive offices are located at 1849 Fortune Drive, San Jose, California 95131. The Company's telephone number is (408) 944-0800.

      Micrel designs, develops, manufactures and markets a range of high-performance analog integrated circuits. The Company currently ships over 800 standard products and has derived the majority of its standard products revenue for the year ended December 31, 1996 from sales of analog integrated circuits for power management. These circuits are used in a wide variety of electronic products, including those in the communications, computer and industrial markets. The Company's standard products business has represented the Company's most rapidly growing revenue source. For the years ended December 31, 1996, 1995, and 1994, the Company's standard products accounted for 66%, 56% and 50%, respectively, of the Company's net revenues. In addition, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services for a diverse range of customers who produce electronic systems for communications, consumer and military applications. The Company manufactures all of its products at its wafer fabrication facility in San Jose, California.

      Recent trends in the communications and computing markets have created increased demand for power analog circuits, which control, regulate, convert and route voltage and current in electronic systems. This demand for power analog circuits has been fueled by the recent growth of battery powered cellular telephones and computing devices and the emergence of lower voltage microprocessors and Personal Computer Memory Card International Association ("PCMCIA") standards for peripheral devices. Micrel's standard products business is focused on addressing this demand for high-performance power analog circuits. The Company sells a wide range of regulators, references and switches designed for cellular telephones and laptop computers. The Company believes it was one of the first companies to offer analog products for the PCMCIA Card market and that it currently provides a majority of the power analog circuits used in PC Card sockets. The end-users of the Company's power analog circuits include Compaq, Ericsson, NEC and Nokia. The Company also offers standard products that address other markets, including power supplies and automotive, industrial, defense and avionics electronics.

     In addition to standard products, Micrel offers customers various combinations of design, process and foundry services. Through interaction with customers in its custom and foundry business, the Company has been able to enhance its design and process technology capabilities, which in turn provides engineering and marketing benefits to its standard products business.


Industry Background

  Analog Circuit Market

     Integrated circuits may be divided into three general categories - digital, analog (also known as "linear") and mixed-signal. Digital circuits, such as memories and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values ("1" or "0", or "on" or "off"). Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition, process, measure or control real world variables such as current, sound, temperature, pressure or speed. Mixed-signal integrated circuits combine analog and digital functions on one chip.

     Analog circuits are used in virtually every electronic system, and the largest markets for such circuits are computers, telecommunications and data communications, industrial equipment, and military, consumer and automotive electronics. Because of their numerous applications, analog circuits have a wide range of operating specifications and functions. For each application, different users may have unique requirements for circuits with specific resolution, processing linearity, speed, power and signal amplitude capability. Such differentiation results in a high degree of market fragmentation, which provides smaller companies an opportunity to compete successfully against larger suppliers in certain market segments.

     As compared with the digital integrated circuit industry, the analog integrated circuit industry has the following important characteristics:

  - Dependence on Individual Design Teams. The design of analog circuits involves the complex and critical placement of various circuits. Computer-aided design is less effective for analog devices. Analog circuit design has traditionally been highly dependent on the skills and experience of individual design engineers.

  - Interdependence of Design and Process. Analog designers, especially at companies having their own wafer fabrication facility ("fab"), are able to select from several wafer fabrication processes in order to achieve higher performance and greater functionality from their designs.

  - Longer Product Cycles and More Stable Pricing. Analog circuit manufacturers offer a greater variety of circuits to a more diverse group of customers, in a market characterized by greater fragmentation emphasizing performance, functional value, quality and reliability. Analog circuits generally have longer product cycles as compared to digital circuits. As a result, analog circuit pricing has historically been more stable than most digital circuit pricing.

  - Reduced Capital Requirements. As compared to digital circuits, analog circuits are produced with larger line width geometries in wafer fabrication facilities that are significantly less costly than state-of-the-art digital fabrication facilities. The wafer fabrication facilities for analog circuits generally utilize capital equipment that is less subject to obsolescence than the capital equipment utilized in digital fabrication facilities.

     Analog circuits are sold to customers as either standard products or custom products. Standard products are available to customers "off-the-shelf" and are often sold in large volumes to a wide variety of customers in different industries. Custom products are designed to an individual customer's specifications.


  Recent Trends in Analog Power Management

     Most electronic systems utilize analog circuits to perform power management functions ("power analog circuits") such as the control, regulation, conversion and routing of voltages and current. The computer and communications markets have emerged as two of the largest markets for power analog circuits. In particular, the recent growth and proliferation of portable, battery powered devices, such as cellular telephones and laptop computers, have increased demand and created new technological challenges for power analog circuits.

     Cellular telephones, which are composed of components and subsystems that utilize several different voltage levels, require multiple power analog circuits to precisely regulate and control voltage. Manufacturers are replacing traditional pass regulators with higher performance low dropout ("LDO") regulators to lengthen battery life and are utilizing smaller, more highly integrated power analog circuits, such as regulators and references.

     Certain trends in personal computers and other computing devices have also increased market demand and created new requirements for power analog circuits. One major trend is the advent of lower voltage microprocessors, such as Intel's Pentium product. These lower voltage microprocessors reduce power consumption, thereby prolonging battery life for portable and desktop personal computers. These mixed voltage personal computers require multiple LDO regulators to manage power in the system. Another recent trend is the emergence of PCMCIA standards that require rugged components and a voltage protection capability, thereby creating new specifications for higher performance power analog switches.


Micrel's Strategy

     Micrel seeks to capitalize on the growth opportunities within the high performance analog semiconductor market. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and its manufacturing expertise. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

  - Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 800 standard products, with net revenues from standard products generating 66% of the Company's net revenues for the year ended December 31, 1996. Micrel intends to continue to transition to standard products and believes that its long-term growth will depend substantially on its ability to increase standard products sales in its existing markets and to penetrate new standard products markets. The Company, however, will from time to time pursue additional custom and foundry business as opportunities arise.

  - Target Power Analog Circuit Markets. Micrel has leveraged its expertise in analog circuits by addressing market opportunities in cellular telephones, battery powered computers and desktop personal computers. A majority of the Company's standard products net revenues for the year ended December 31, 1996 were derived from standard products relating to power management.

  - Maintain Technological Leadership. The Company seeks to utilize its design strengths and its process expertise to enhance what the Company believes are its competitive advantages in LDO regulators and PCMCIA sockets devices. In order to maintain its technology leadership, the Company has developed plans for successive generations of products with increased functionality.

  - Capitalize on In-house Wafer Fab. The Company believes that its in-house wafer fab provides a significant competitive advantage because it facilitates close collaboration between design and process engineers in the development of the Company's products. The Company intends to expand its manufacturing capacity by adding additional equipment and employees at its fabrication facility.

  - Maintain a Strategic Level of Custom and Foundry Products Revenue. Micrel believes that its custom and foundry products business complements its standard products business by generating a broader revenue base and lowering overall per unit manufacturing costs through greater utilization of its fab. Through interaction with customers, Micrel has been able to enhance its design and process technology capabilities.


Products and Markets

  Overview

     The following table sets forth the net revenues attributable to the Company's standard products and its custom and foundry products expressed in dollars and as a percentage of total net revenues.

                         Net Revenues by Product Category
                              (dollars in thousands)

                                                 Year Ended  December 31,
                                               ----------------------------
                                                 1996      1995      1994
                                               --------  --------  --------
Net Revenue Data:
Standard Products                              $ 43,530  $ 29,576  $ 17,927
Custom and Foundry Products                      22,714    23,459    18,014
                                               --------  --------  --------
    Total net revenues                         $ 66,244  $ 53,035  $ 35,941
                                               ========  ========  ========

As a Percentage of Total Net Revenue:
Standard Products                                    66%       56%       50%
Custom and Foundry Products                          34        44        50
                                               --------   -------   -------
    Total net revenues                              100%      100%      100%
                                               ========  ========  ========

     For a discussion of the changes in net revenues from period to period, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Standard Products

     In recent years, the Company has directed a majority of its development, sales and marketing efforts towards standard products in an effort to address the larger markets for these products and to broaden its customer base. The Company offers power analog circuits that address certain high growth markets including cellular telephones, battery powered computers and desktop personal computers. The Company's remaining standard products address other markets, including power supplies and automotive, industrial, defense and avionics electronics.

     Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel also provides a range of high performance LDO regulators that convert, regulate, switch and control the DC voltages used in cellular telephones. Micrel's SuperBeta PNP TM LDO regulators enable cellular telephones to continue to operate effectively until the battery is almost completely exhausted. Micrel products are designed to reduce board space and decrease system cost. In addition, Micrel offers switch mode power supply ("SMPS") regulators that convert AC to useable DC power in battery chargers and cellular base stations. The major end-users of the Company's products in the cellular telephone market include Ericsson Mobile Communications, Inc., Nokia and Qualcomm.

     PCMCIA Card and Socket Markets. The Personal Computer Memory Card International Association, of which Micrel is a member, has established standards for personal computer cards that are the size of credit cards and for sockets that allow insertion of such cards into personal computers. Micrel believes that it is a leader in the design and manufacture of integrated circuits that enable PC Card sockets to have such compatibility.

     Portable Battery Powered Computer Market. The Company makes power analog circuits for laptop, palmtop computers and pocket organizers. Products in this growing segment are differentiated on the basis of power efficiency, weight, small size and battery life. Micrel has developed a family of 95% efficient SMPS controllers that it believes to be one of the leading solutions for these applications.

     Power Supply Market. Most electronic equipment includes a power supply that converts and regulates the electrical power source into usable current for the equipment. In addition to SMPS controllers and single chip SMPS circuits, Micrel offers a full line of MOSFET drivers, references, LDOs and Super LDOs.

     Automotive Electronics Market. Micrel's LDO products, including the line of monolithic SuperBeta PNP TM LDO regulators, have been designed in for such automotive controller applications and safety features as automotive airbags and antilock brake systems. Micrel is developing several other products for the automotive electronic market. During each of the years ended December 31, 1996, 1995, and 1994, the automotive electronics market represented less than 2% of net revenue.

     General Purpose Analog. During 1996, Micrel introduced a variety of general purpose analog products including timers, op-amps, and a family of intelligent controlled one and two amp switches. These products were focused on the low voltage and low current applications.

     The Company's future success will depend in part upon the timely completion, introduction, and market acceptance of new standard products. As compared with the Company's custom and foundry products business, the standard products business is characterized by shorter product lifecycles, greater pricing pressure, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that its product offerings will quickly become obsolete. The success of new standard products depends on a variety of factors, including product selection, successful and timely completion of product development, achievement of acceptable manufacturing yields by the Company's foundry and the Company's ability to offer products at competitive prices.

     Micrel's new products are generally incorporated into a customer's products or systems at the design stage. The value of any design win largely depends upon the commercial success of the customer's product and on the extent to which the design of the customer's electronic system accommodates incorporation of components manufactured by the Company's competitors. In addition, products or systems may be subsequently redesigned so that they no longer require the Company's products. No assurance can be given that the Company will achieve design wins or that any design win will result in future revenues. The failure of the Company to achieve design wins would materially and adversely affect the Company's financial condition and results of operations.


   Custom and Foundry Products

     Micrel offers customers various combinations of design, process and foundry services in order to provide them with the following alternatives:

     - Full Service Custom - Based on a customer's specification, Micrel designs and then manufactures integrated circuits for the customer.

     - Custom and Semi-Custom - Based on a customer's high level or partial circuit design, Micrel uses varying levels of its design and process technologies to complete the design and then manufactures integrated circuits for the customer.

     - R&D Foundry - Micrel modifies a process or develops a new process for a customer. Using that process and mask sets provided by the customer, Micrel manufactures fabricated wafers for the customer.

     - Foundry - Micrel duplicates a customer's process to manufacture fabricated wafers designed by the customer.

     Micrel's full service custom, custom and semi-custom products primarily address consumer and military applications and use both analog and digital technologies. The military applications include communications, transport aircraft and cruise missile technology.

     With respect to R&D foundry and other foundry products, Micrel provides wafers to a variety of companies as well as to the military. The Company believes that the foundry business reduces somewhat the Company's sensitivity to fluctuations in its standard products markets as the Company's foundry customers are often in different markets that are not affected by the same business cycles.


Sales, Distribution and Marketing

     The Company sells its standard products through a worldwide network of independent sales representative firms and distributor firms and through a direct sales staff. The Company currently utilizes 23 independent sales representative firms at 36 locations in the United States and Canada. The Company currently utilizes four national distributor firms, and eight regional distributor firms with a combined total of over 160 locations. In the year ended December 31, 1996, sales through North American distributor firms accounted for 11% of the Company's net revenues. As the Company continues its transition to standard products, the Company believes that its sales through representative firms and distributor firms will be increasingly important and will account for an increasing percentage of the Company's net revenues.

     The Company sells its products in Europe through a direct sales staff in England as well as independent sales representative firms, independent distributors and independent stocking representative/distributor firms. Asian sales are handled through independent stocking representative/distributor firms. The stocking representatives/distributor firms may buy and stock the Company's products for resale or may act as the Company's agent in arranging for direct sales from the Company to an OEM customer.

     Sales to customers in North America, Europe and Asia accounted for 59%, 11% and 30%, respectively, of the Company's net revenues for the year ended December 31, 1996 compared to 66%, 12% and 22%, respectively, of the Company's net revenues for 1995 and 70%, 11% and 19%, respectively, of the Company's net revenues for 1994. The Company's standard products are sold throughout the world, while its custom and foundry products primarily are sold to North American customers with limited sales to European customers which began during 1996.

     The Company's international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.


Customers

     For the year ended December 31, 1996, one custom products customer, Lexmark, accounted for 11% of the Company's net revenues. For the year ended December 31, 1995, no single customer accounted for ten percent or more of the Company's net revenues. For the year ended December 31, 1994, one custom products customer, Motorola, accounted for approximately 14% of the Company's net revenues.


Design and Process Technology

     Micrel's proprietary design technology depends on the skills of its analog design team. The Company has experienced analog design engineers who utilize an extensive macro library of analog and mixed-signal circuits and computer simulation models.

     Micrel can produce integrated circuits using a variety of manufacturing processes, some of which are proprietary and provide enhanced product features. Designers at companies that do not have in-house fabs or have a limited selection of available processes often have to compromise design methodology in order to match process parameters.

     The Company utilizes the following process technologies:

  - Bipolar - Bipolar technology is one of the oldest technologies. It is utilized where precision analog elements are required.

  - SuperBeta PNP TM - The Company's proprietary SuperBeta PNP TM process technology allows power transistors to be driven with much lower current as compared to conventional PNP Bipolar technology, which gives such transistors a competitive advantage.

  - CMOS - CMOS technology is the technology most widely used in digital applications. It has the advantages of low power consumption and high packing density.

  - BiCMOS - Bipolar/CMOS ("BiCMOS") merges the Bipolar and CMOS technologies and offers the benefits of both technologies. This process, however, adds more expense to a product.

  - BCD - Bipolar/CMOS/DMOS ("BCD") merges three technologies, Bipolar, CMOS and DMOS. DMOS is best suited for handling high current and is used in the output section of the circuit. BCD combines the high speed, ruggedness and power of DMOS and the benefits of BiCMOS.


Research and Development

     The ability of the Company to compete will be substantially dependent on its ability to define, design, develop and introduce on a timely basis new products offering design or technology innovations. Research and development in the analog integrated circuit industry is characterized primarily by circuit design and product engineering that enables new functionality or improved performance. The Company's research and development efforts are also directed at its process technologies and focus on cost reductions to existing manufacturing processes and the development of new process capabilities to manufacture new products and add new features to existing products. With respect to more established products, the Company's research and development efforts also include product redesign, shrinkage of device size and the reduction of mask steps in order to improve yields per wafer and reduce per device costs.

     The Company's design engineers principally focus on developing next generation standard products. The Company's new product development strategy emphasizes a broad line of standard products that are based on customer input and requests. The Company often develops new standard products with the cooperation of customers in order to better ensure market acceptance. The Company is currently developing products to expand its line of PCMCIA switches, SMPS regulators, LDOs and MOSFET drivers.

     In 1996, 1995, and 1994 the Company spent approximately $8.6 million, $6.5 million, and $3.8 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities. The Company is currently developing, and may in the future develop, certain types of standard products with which the Company has only limited experience. Certain of these new standard products will be targeted at emerging market segments in which the Company has not previously participated. Additionally, there can be no assurance that the Company will be able to identify new standard product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others.

Patents and Intellectual Property Protection

     The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide competitive advantage to the Company. The Company currently holds 24 United States patents on semiconductor devices and methods, with various expiration dates. The Company has applications for seven filed United States patents currently pending. The Company holds no issued foreign patents and has applications for 24 foreign patents pending. In addition to the filed patent applications, there are two unfiled U.S. patent applications in process and six foreign, unfiled patent applications in process. The Company has also routinely protected its numerous original mask sets under mask work laws. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will issue or will be issued with the scope of the claims sought by the Company. Notwithstanding the Company's active pursuit of patent and mask work protection, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent and copyright ownership.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. To the extent that the Company becomes involved in such intellectual property litigation, it could result in substantial costs and diversion of resources to the Company and could have a material adverse effect on the Company's results of operations or financial condition.

     On May 9, 1994, Linear Technology Corporation ("Linear"), a competitor of the Company, filed a complaint against the Company, entitled "Linear Technology Corporation v. Micrel, Incorporated," in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claims that two of the Company's products infringe one of Linear's patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. The Company has asserted defenses of invalidity and unenforceability of the Linear patent at issue, as well as noninfringement of such patent. The Company believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition, cash flow or results of operation. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in such litigation. Accordingly, any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's results of operations or financial condition. In addition, Linear has previously notified the Company that certain of the Company's products may infringe other Linear patents.


Supply of Materials and Purchased Components

     Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products which is performed by, and certain of the raw materials included in such products are obtained from a limited group of suppliers. For example, four inch silicon substrates, which are a key ingredient in the Company's products, are currently available from four suppliers and are subject to long ordering lead times. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's financial condition or results of operations. The Company has rarely experienced delays in obtaining raw materials, which have adversely affected production.

Manufacturing

     All of Micrel's wafers are manufactured at its facility in San Jose, California. This 57,000 square foot office and manufacturing facility contains an 18,000 square foot clean room facility, which provides all production processes. The San Jose facility is classified as a Class 10 facility (the facility achieves a clean room level of fewer than 10 foreign particles larger than 0.5 microns in size in each cubic foot of space). In the third quarter of 1996, the Company began an expansion of the wafer fabrication clean room to 24,800 square feet. In addition, the Company began purchasing equipment that will allow the processing of six inch wafers and allow process lithography as small as one micron. In February 1995, the Company leased approximately 63,000 square feet of additional adjacent space in San Jose and began using the structure as a testing facility in June 1995.

     The fabrication of integrated circuits is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. There can be no assurance that the Company in general will be able to maintain acceptable manufacturing yields in the future.

     Generally, each die on the Company's wafers is electrically tested for performance, and most of the wafers are subsequently sent to independent assembly contract facilities in Taiwan and other Asian countries. At such facilities, the wafers are separated into individual circuits and packaged. The Company's reliance on independent assemblers may subject the Company to longer manufacturing cycle times. The Company from time to time has experienced competition with respect to these contractors from other manufacturers seeking assembly of circuits by independent contractors. Although the Company currently believes that alternative foreign assembly sources could be obtained without significant interruption, there can be no assurance that such alternative sources could be obtained quickly.

     The Company manufactures all of its products at one wafer fabrication facility. Given the nature of the Company's products, it would be difficult to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize the Company's manufacturing facility as a result of fire, natural disaster or otherwise, would have a material adverse effect on the Company's financial condition and results of operations.


Competition

     The analog semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market for standard products include product features, performance, price, the timing of product introductions, the emergence of new computer standards, quality and customer support. The Company believes that it competes favorably in all these areas.

     Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. The Company's principal competitors include Linear Technology Corporation and National Semiconductor Corporation in one or more of its product areas. Other competitors include Texas Instruments, Motorola, Maxim Integrated Products, Inc. and certain Japanese manufacturers. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competitors, including companies from Japan.

     With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products and price. The Company believes that it competes favorably in all these areas. The Company's principal competitors in the custom and foundry products business include American Microelectronics, Inc., Callogic Corporation and certain local foundry companies.


Backlog

     At December 31, 1996, the Company's backlog was approximately $21.6 million. All of the $21.6 million year-end 1996 backlog is scheduled to be shipped during the first six months of 1997. At December 31, 1995, the Company's backlog was approximately $15.1 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders required to be shipped within six months. Shipments to United States and Canadian distributors are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter that they are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


Environmental Matters

     Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict the Company's ability to expand its operations. Any failure by the Company to adequately restrict the discharge of hazardous substances could subject the Company to future liabilities or could cause its manufacturing operations to be suspended.


Employees

     As of December 31, 1996, the Company had 409 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's main executive, administrative, manufacturing and technical offices are located in a 57,000 square foot facility in San Jose, California under a lease which expires in May 2005. The Company fabricates its wafers at this facility in an 18,000 square foot clean room facility, which provides all production processes. In the third quarter of 1996, the Company began an expansion of the wafer fabrication clean room to 24,800 square feet. The Company also leases approximately 63,000 square feet of additional space in San Jose, California under a lease which also expires in May 2005. The new facility is adjacent to the Company's main offices in San Jose, and the Company began using it as a testing facility in June 1995.

     The Company believes that its existing and planned facilities are adequate for its current manufacturing needs. The Company believes that if it should need additional space, such space would be available at commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

     On May 9, 1994, Linear Technology Corporation, a competitor of the Company, filed a complaint against the Company, entitled "Linear Technology Corporation
v. Micrel, Incorporated," in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claims that two of the Company's products infringe one of Linear's patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. The Company has asserted defenses of invalidity and unenforceability of the Linear patent at issue, as well as noninfringement of such patent. The Company believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition, cash flow or results of operation. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in such litigation. Accordingly, any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's results of operations or financial condition. In addition, Linear has previously notified the Company that certain of the Company's products may infringe other Linear patents.

     Certain additional claims and lawsuits have also arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operation.

     In the event of an adverse ruling in any intellectual property litigation that now exists or might arise in the future, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's financial position and results of operations could be adversely affected.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq National Market under the trading Symbol "MCRL". The range of daily closing prices per share for the Company's common stock from January 1, 1995 to December 31, 1996 was:

          Year Ended December 31, 1996:              High       Low
               Fourth quarter                      $ 32.50    $ 19.25
               Third quarter                       $ 23.75    $ 12.50
               Second quarter                      $ 18.75    $ 12.25
               First quarter                       $ 20.25    $ 12.50

          Year Ended December 31, 1995:              High       Low
               Fourth quarter                      $ 27.00    $ 14.75
               Third quarter                       $ 32.00    $ 18.25
               Second quarter                      $ 24.25    $ 16.25
               First quarter                       $ 19.75    $ 13.50

     The reported last sale price of the Company's Common Stock on the Nasdaq National Market on December 31, 1996 was $31.63. The approximate number of holders of record of the shares of the Company's Common Stock was 92 as of February 28, 1997. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The approximate number of beneficial shareholders of the shares of the Company's Common Stock as of February 28, 1997 was 2,100.

     The Company has authorized Common Stock of no par value and Preferred Stock. The Company has not issued any Preferred Stock.

     The Company has not paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the Company's capital stock without the bank's prior written consent. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements contained in Item 8.

     During the year ended December 31, 1996, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                                              Year Ended December 31,
                               ------------------------------------------------
                                 1996      1995      1994    1993(1)     1992
                               --------  --------  -------- ---------  --------
                                   (in thousands, except per share amounts)
Income Statement Data:
  Net revenues.................$ 66,244  $ 53,035  $ 35,941  $ 17,615  $ 18,330
  Cost of revenues.............  32,407    26,843    20,863    10,739     9,859
                               --------  --------  --------  --------  --------
    Gross margin...............  33,837    26,192    15,078     6,876     8,471
                               --------  --------  --------  --------  --------
  Operating expenses:
    Research and development...   8,613     6,469     3,792     2,573     2,484
    Selling, general and
       administrative..........  11,936     9,083     6,457     3,836     3,270
    Relocation.................       -         -         -       225     1,646
                               --------  --------  --------  --------  --------
      Total operating expenses   20,549    15,552    10,249     6,634     7,400
                               --------  --------  --------  --------  --------
  Income from operations.......  13,288    10,640     4,829       242     1,071
  Other income (expenses), net      730       682      (231)      (64)      (43)
                               --------  --------  --------  --------  --------
  Income before income taxes
    and cumulative effect of
    accounting change..........  14,018    11,322     4,598       178     1,028
  Income tax expense (benefit)    4,766     3,963     1,656      (132)      189
                               --------  --------  --------  --------  --------
  Income before cumulative
    effect of accounting change   9,252     7,359     2,942       310       839
  Cumulative effect of
    change in accounting
    for income taxes..........        -         -         -       401         -
                               --------  --------  --------  --------  --------
  Net income.................. $  9,252  $  7,359  $  2,942  $    711  $    839
                               ========  ========  ========  ========  ========
  Net income per common
    and equivalent share...... $   0.92  $   0.74  $   0.38  $   0.10  $   0.12
                               ========  ========  ========  ========  ========
  Shares used in computing
    per share amounts........    10,024     9,975     7,766     7,116     7,008
                               ========  ========  ========  ========  ========




                                                 December 31,
                               ------------------------------------------------
                                 1996      1995      1994     1993(1)    1992
                               --------  --------  --------  --------  --------
                                                (in thousands)
Balance Sheet Data:
  Working capital..............$ 32,978  $ 28,494  $ 23,313  $  6,066  $  4,801
  Total assets.................  60,008    48,342    36,482    12,962    11,786
  Long-term debt...............   1,287     2,523     1,561     1,416       449
  Total shareholders' equity...  47,431    36,033    26,634     7,662     6,851

--------------------
(1) Net income per common and equivalent share includes the cumulative effect of adoption of the change in accounting for income taxes in 1993 of $.06 per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Micrel was founded in 1978 and was initially engaged in the business of providing semiconductor test services. In 1981, Micrel expanded its business operations and began providing wafer fabrication services and manufacturing custom integrated circuits. The Company established its own design capability in 1988 and commenced marketing internally designed standard products in 1990. In 1992, the Company leased an additional wafer fabrication facility in San Jose, California, and in 1993, the Company consolidated its operations into this facility.

     Presently, the Company continues to shift its focus and revenue base from custom and foundry products to standard products. For 1996, 1995, and 1994 the Company's standard products sales accounted for 66%, 56%, and 50%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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


Results of Operations

     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                  Year Ended December 31,
                                                --------------------------
                                                  1996     1995      1994
                                                -------  -------   -------
Net revenues....................................  100.0%   100.0%    100.0%
Cost of revenues................................   48.9     50.6      58.0
                                                -------  -------   -------
  Gross margin..................................   51.1     49.4      42.0
                                                -------  -------   -------
Operating expenses:
  Research and development......................   13.0     12.2      10.6
  Selling, general and administrative...........   18.0     17.1      18.0
                                                -------  -------   -------
    Total operating expenses....................   31.0     29.3      28.6
                                                -------  -------   -------
Income from operations..........................   20.1     20.1      13.4
Other income (expenses), net....................    1.1      1.3      (0.6)
                                                -------  -------   -------
Income before income taxes......................   21.2     21.4      12.8
Income tax expense..............................    7.2      7.5       4.6
                                                -------  -------   -------
Net income......................................   14.0%     13.9%     8.2%
                                                =======  ========  =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS (CONTINUED)

     Net Revenues. Net revenues increased approximately 25% to $66.2 million for the year ended December 31, 1996 from $53.0 million in 1995 principally due to higher standard product revenues, which grew to 66% of net revenues from 56% in 1995. Sales of standard products by the Company were led by the increased sales of low dropout regulators, computer peripherals, latched drivers and metal oxide semiconductor drivers and such products were sold to manufacturers of portable computing, computing peripherals, industrial and telecommunications products.

     The Company believes that a lessening of demand is continuing to be experienced by the general technology sector. Such lessening is also being experienced by companies in the analog segment of the semiconductor industry which are still experiencing weak order patterns, pricing pressures and shorter than normal order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders closer to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company is seeking to address these reduced order lead times by implementing faster production cycles.

     Net revenues increased approximately 48% to $53.0 million for the year ended December 31, 1995 from $35.9 million in 1994 principally due to higher standard product revenues, which grew to 56% of net revenues from 50% in 1994. Sales of standard products by the Company increased primarily as a result of increased shipments to manufacturers of personal computers and communications products and increased shipments through distributors. Foundry products sales to Motorola were approximately $4.7 million (9%) and $5.1 million (14%) of net revenues for the years ended December 31, 1995 and 1994, respectively. During 1995 Motorola began producing internally a majority of the foundry products that the Company had been producing and selling to it. As a result, sales to Motorola declined substantially during the year and represented only one percent of net revenues in the fourth quarter of 1995. The Company replaced such sales with sales to other custom and foundry customers during 1995.

     International sales represented 41%, 34% and 30% of net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in international sales resulted from shipments to manufacturers of personal computers and communications products and reflected growing demand for the Company's products primarily in Asian markets and, to a lesser extent, in Europe. The Company believes that if the Company's standard products sales continue to increase as a percentage of net revenues, international sales will similarly increase as a percentage of net revenues.

     The Company's international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.

     The Company defers recognition of revenue derived from sales to domestic and Canadian distributors until such distributors resell the Company's products to their customers. Sales to international distributors are recognized upon shipment. The Company estimates international distributor returns and provides an allowance as the revenue is recognized.

     Gross Margin. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 51% for the year

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ended December 31, 1996 from 49% for the year ended December 31, 1995. The improvement in gross margin reflected the continuing shift in product mix with increased sales of standard products which carry proportionately higher margins than the Company's traditional foundry products and by higher margins on custom and foundry business that replaced sales to one major customer, Motorola. Additionally, the improvement in gross margin reflects an increase in manufacturing efficiency resulting from greater capacity utilization which was partially offset by an increase in fixed expense levels associated with the expansion of manufacturing facilities.

     The Company's gross margin increased to 49% for the year ended December 31, 1995 from 42% for the year ended December 31, 1994. The improvement in gross margin reflected increased sales of standard products which carry proportionately higher margins than the Company's traditional foundry products and by higher margins on custom and foundry business that replaced sales to Motorola.

     Manufacturing yields, which affect gross margin, may from time to time decline because the fabrication of integrated circuits is a highly complex and precise process. Factors such as minute impurities and difficulties in the fabrication process can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. There can be no assurance that the Company in general will be able to maintain acceptable manufacturing yields in the future.

     Research and Development Expenses. Research and development expenses include costs associated with the development of new processes and the definition, design and development of standard products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

     The Company's research and development expenses increased by approximately $2.1 million or 32% to $8.6 million for the year ended December 31, 1996 from $6.5 million during 1995. The increase in research and development expenses for the year ended December 31, 1996 was primarily due to increased costs associated with the Company's conversion to six inch wafer fabrication and with design services, and prototype wafers used to support the development of new standard products. In addition to these factors, the increase in research and development expenses for the year ended December 31, 1996 was also due to increased salary expenses associated with expanded engineering staffing to support the development of new standard products. In 1996, the Company introduced 20 new product families consisting of 84 additional products. In comparison, the Company introduced 11 new product families consisting of 44 additional products in 1995. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase in the future.

     The Company's research and development expenses increased by approximately $2.7 million or 71% to $6.5 million for the year ended December 31, 1995 from $3.8 million during 1994. The increase in research and development expenses during 1995 was primarily due to increased costs associated with design services, prototype wafer use and increased engineering staffing to support the development of new standard products. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase in the future.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on a dollar basis to approximately $11.9 million for the year ended December 31, 1996 from $9.1 million for 1995 while increasing on a percentage basis to 18% during 1996 from 17% of net revenues in 1995. The dollar increase was due, in part, to higher commissions, compensation, and other sales and marketing and promotion expenses associated with the growth of the Company's sales organization to support continuing revenue growth as well as a profit sharing accrual to promote personnel retention. Although the Company expects that selling, general and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

administrative expenses will increase on an dollar basis in the future, the Company seeks to have such expenses not increase as a percentage of net revenues.

     Selling, general and administrative expenses increased to approximately $9.1 million for the year ended December 31, 1995 from $6.5 million for 1994 while declining on a percentage basis to 17% during 1995 from 18% of net revenues in 1994. The dollar increase was principally attributable to higher commissions, compensation, and other sales and marketing and promotion expenses associated with the growth of the standard products sales organization, and increased staffing in the sales, administration and finance departments to support the organizational growth.

     Other Income (Expenses), Net. Other income (expenses), net reflects interest income from investments in short-term investment grade securities offset by interest incurred on line of credit borrowings and term notes. Other income (expenses), net increased by approximately $48,000 to a net other income amount of $730,000 during 1996 from a net other income amount of $682,000 in 1995. Such increase reflected a $120,000 gain on the settlement of litigation, which was offset by a $84,000 decrease in interest income due to a decline in average interest rates and an increase in interest expenses of $18,000 due to higher average outstanding loan balances. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

     Other income (expenses), net increased by approximately $913,000 to a net other income amount of $682,000 during 1995 from a net other expenses amount of $231,000 in 1994 as interest income earned on investments of the proceeds from the Company's 1994 initial public offering more than offset increases in average interest rates and balances borrowed under the Company's outstanding line of credit during 1995.

     Provision for Income Taxes. For the year ended December 31, 1996 the provision for taxes on income was $4.8 million or 34% of income before provision for taxes compared to $4.0 million or 35% for 1995. The 1996 income tax provision differs from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation established by the Company in the first quarter of 1995, state research and experimentation credits, state manufacturing credits and the reinstitution of the federal research and development tax credit in July 1996.

     For the year ended December 31, 1995 the provision for taxes on income was $4.0 million or 35% of income before provision for taxes compared to $1.7 million or 36% for 1994. The 1995 income tax provision differs from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation established by the Company in the first quarter of 1995, research and experimentation credits and state manufacturing credits. Such difference in 1994 was due to the effect of state taxes offset in part by the benefit of research and experimentation credits.

Liquidity and Capital Resources

     Since inception, the Company's principal sources of funding have been its cash from operations, a bank line of credit and sales of common stock.
Principal sources of liquidity at December 31, 1996 consisted of cash and short-term investments of $16.6 million and a borrowing facility consisting of (i) $3.0 million under a revolving line of credit, of which all was unused and available, and (ii) $5.0 million under a non-revolving line of credit, under which there were no outstanding borrowings at December 31, 1996. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1997, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. These borrowings are collateralized by substantially all of the Company's assets and the agreement contains restrictive covenants that apply to both the revolving lines of credit and notes payable, including maintenance of a quick ratio of not less than 1.75:1, tangible net worth of $30 million and a ratio of total debt (less debt subordinated to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the bank) to total net worth of less than 0.75:1. The Company must also maintain on a fiscal year basis a ratio of net after-tax profit plus depreciation and amortization to current maturities of long-term liabilities and capitalized leases of not less than 1.5:1. In addition, the Company must remain profitable on a quarterly basis, although the Company is permitted one calendar quarter in which it does not earn an after-tax profit from operations so long as the loss from operations during such quarter does not exceed $500,000, and is prohibited from declaring and paying dividends without the lender's consent. The Company was in compliance with these covenants at December 31, 1996.

     With respect to the non-revolving bank line of credit that is covered by the loan agreement described above, this $5.0 million line can be used to fund purchases of capital equipment under which the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software charges. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased, bear interest at prime and are subject to the same restrictive covenants as the revolving line of credit. The Company had no borrowings outstanding under the line at December 31, 1996 and $5.0 million is available under this agreement through September 30, 1997.

     Under two other notes payable, the Company had $0.7 million and $1.8 million outstanding at December 31, 1996. The notes are collateralized by the equipment purchased.

     The Company's working capital increased by $4.5 million to $33.0 million as of December 31, 1996 from $28.5 million as of December 31, 1995. The increase was primarily attributable to increases in cash, cash equivalents and short-term investments of $2.5 million combined with increases in inventory of approximately $2.5 million, which was partially offset by a $1.0 million increase in accrued compensation for the year ended December 31, 1996. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

     The Company's cash flows from operating activities increased to approximately $12.3 million for the year ended December 31, 1996 from approximately $3.8 million for the year ended December 31, 1995. The increase was primarily attributable to net income of $12.6 million, adjusted for non-cash items, and increases in income taxes payable and accrued expenses coupled with decreases in accounts receivable, which were offset by increases in inventories. For the year ended December 31, 1995, cash flows from operating activities increased to approximately $3.8 million from approximately $3.3 million for the year ended December 31, 1994. The increase was primarily attributable to net income of $7.4 million, adjusted for non-cash items, and increases in deferred revenue and accrued expenses which were offset by increases in accounts receivable and inventories.

     The Company's investing activities during the year ended December 31, 1996 used cash of approximately $10.8 million. Approximately $28.0 million of maturing short-term investments, combined with cash from operations, were used to purchase $29.1 million of short-term investments and $9.6 million of equipment and leasehold improvements.

     Financing activities during the year ended December 31, 1996 used cash of approximately $200,000, which was the result of $1.5 million in principal payments on long-term debt as offset by $1.3 million in proceeds from the issuance of common stock upon exercise of stock options.

     The Company currently intends to spend up to approximately $20.0 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 1997 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Factors That May Affect Operating Results

     The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; and statements regarding the levels of international sales. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

     The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

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

     The Company is also currently transitioning to the processing of six inch wafers, which will involve process lithography that will handle items as small as one micron. For such manufacturing capability, the Company has begun purchasing equipment and preparing production facilities to provide for such manufacturing capabilities. There can be no assurance that the transition to six inch wafer processing will be achieved on schedule without encountering any delays in the process implementation. Nor can there be any assurance that the Company will achieve acceptable manufacturing yields or that the operating income margins on such products will be comparable to those realized in connection with the Company's four inch wafer fabrication processes. Failure to achieve acceptable yields or margins could adversely affect the Company's financial condition and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

     The analog semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market include product features, performance, price, timing of product introductions, emergence of new computer standards, quality and customer support. Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competition, including companies from Japan. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition and results of operations.

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

     The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology or design around the patents owned by the Company.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements are set forth on pages 28 through 43, which follow Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 1997 annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:

EXECUTIVE OFFICERS

     The executive officers of the Company, and their ages as of December 31, 1996, are as follows:

        Name         Age                          Position
------------------  -----  ---------------------------------------------------
Raymond D. Zinn.....  59   President, Chief Executive Officer

Warren H. Muller....  57   Vice President, Test Operations, Secretary

Robert J. Barker....  50   Vice President, Finance and Chief Financial Officer

John D. Husher......  64   Vice President, Wafer Fabrication Division

George T. Anderl....  57   Vice President, Sales and Marketing

Lawrence R. Sample..  50   Vice President, Design


     Mr. Zinn is a co-founder of the Company and has been its President, Chief Executive Officer and a member of its Board of Directors since its incorporation in 1978. Prior to co-founding Micrel, Mr. Zinn held various management and manufacturing executive positions in the semiconductor industry at Electromask TRE, Electronic Arrays, Inc., Teledyne, Inc., Fairchild Semiconductor Corporation and Nortek, Inc. He holds a B.S. in Industrial Management from Brigham Young University and a M.S. in Business Administration from San Jose State University.

     Mr. Muller is a co-founder of the Company and has served as a member of the Company's Board of Directors and as its Vice President of Test Operations since its incorporation in 1978. He was previously employed in various positions in semiconductor processing and testing at Electronic Arrays, Inc. and General Instruments Corporation. Mr. Muller holds a B.S.E.E. from Clarkson College.

     Mr. Barker joined the Company as Vice President, Finance and Chief Financial Officer in April 1994. From April 1984 until he joined Micrel, Mr. Barker was employed by Waferscale Integration, Inc., where his last position was Vice President of Finance and Secretary. Prior to 1984, Mr. Barker held various accounting and financial positions at Monolithic Memories and Lockheed Missiles and Space Co. He holds a B.S. in Electrical Engineering and a M.B.A. from University of California at Los Angeles.

     Mr. Husher joined the Company in May 1982 and his current position is Vice President and General Manager, Wafer Fabrication Division. He was previously employed in engineering and management positions with Sprague Semiconductor and Fairchild Semiconductor Corp. Mr. Husher received his B.S.E.E. from the University of Pittsburgh.

     Mr. Anderl joined the Company in June 1996 as its Vice President, Sales and Marketing. From 1991 until he joined Micrel, Mr. Anderl was employed by Quality Semiconductor, where his last position was Vice President, Worldwide Sales. His prior employers include Austek Microsystems, Advanced Micro Devices, and Monolithic Memories. Mr. Anderl holds a B.S.E.E. degree from Purdue University and a M.S.E.E. from Santa Clara University.

     Mr. Sample joined the Company in September 1989 and is currently its Vice President, Design. Prior to joining Micrel, Mr. Sample was employed by Motorola and National Semiconductor Corporation in various engineering positions of analog semiconductor products. Mr. Sample received his B.S.E.E. degree from the University of Illinois and his M.S.E.E. from Arizona State University.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 1997 annual meeting of shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 1997 annual meeting of shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's 1997 annual meeting of shareholders and is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
 (a) The following documents are filed as part of this Report:
  1. Financial Statements. The following financial statements of the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

                                                                        Page
Independent Auditors' Report...........................................  27
Consolidated Balance Sheets as of December 31, 1996 and 1995...........  28
Consolidated Income Statements for the Years ended December 31,
  1996, 1995 and 1994..................................................  29
Consolidated Statements of Shareholders' Equity for the Years ended
  December 31, 1996, 1995 and 1994.....................................  30
Consolidated Statements of Cash flows for the Years ended December 31,
  1996, 1995 and 1994..................................................  31
Notes to Consolidated Financial Statements.............................  32
  2. Financial Statement Schedules.   The following financial statement
      schedule of the Company for the years ended December 31, 1996, 1995 and 1994 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

        Schedule                       Title                            Page
        --------  ----------------------------------------------------  ----
                  Independent Auditors' Report                            41
          II      Valuation and Qualifying Accounts                       42
   Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
  3. Exhibits.  See Exhibit Index on pages 25 and 26 hereof for a list of exhibits filed or incorporated by reference as a part of this report.
 (b) Reports on Form 8-K.  No Report on Form 8-K was filed by the Company in the quarter ended December 31, 1996.
 (c) Exhibits Pursuant to Item 601 of Regulation S-K

    Exhibit
    Number                               Description
    -------  ------------------------------------------------------------------
      3.1    Amended and Restated Articles of Incorporation of the
             Registrant.(1)
      3.2    Certificate of Amendment of Articles of Incorporation of the
             Registrant. (2)
      3.3    Amended and Restated Bylaws of the Registrant. (2)
      4.1    Certificate for Shares of Registrant's Common Stock. (3)
     10.1    Indemnification Agreement between the Registrant and each of its officers and directors. (3)
     10.2    1989 Stock Option Plan and form of Stock Option Agreement. (1) *
     10.3    1994 Stock Option Plan and form of Stock Option Agreement. (1) *
     10.4    1994 Stock Purchase Plan. (4)
     10.5    Lease Agreement dated November 1, 1981 between the Registrant and
             Pastoria Limited Partnership, as amended March 3, 1988. (1)


     10.6    Lease Agreement dated June 24, 1992 between the Registrant and GOCO
             Realty Fund I, as amended August 6, 1992 and February 5, 1993. (1)
     10.7    Amended and Restated Loan and Security Agreement dated November 29,
             1990 between the Registrant and Bank of the West, as amended
             February 11, 1991, August 6, 1991, October 31, 1991, June 24, 1992,
             September 24, 1992, August 16, 1993, April 29, 1994, July 2, 1994,
             August 23, 1994, September 30, 1994, October 24, 1994. (1)
     10.8    Form of Domestic Distribution Agreement. (2)
     10.9    Form of International Distributor Agreement. (2)
     10.10   Second Amendment dated February 20, 1995 between the Registrant and
             TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6,
             1992 and February 5, 1993. (3)
     10.11   Amended and Restated Loan and Security Agreement dated November 29,
             1990 between the Registrant and Bank of the West, as amended
             March 31, 1995. (4)
     10.12   Amended and Restated Loan and Security Agreement dated November 29,
             1990 between the Registrant and Bank of the West, as amended
             September 30, 1996. (5)
     10.13   1994 Stock Option Plan and Form of Stock Option Agreement. (6) *
     10.14   Amended and Restated 1994 Employee Stock Purchase Plan, as amended
             January 1, 1996.
     11.1    Statement regarding calculation of net income per share.
     23.1    Independent Auditors' Consent.
     24.1    Power of Attorney.  (See Signature Page.)
     27.1    Financial Data Schedule

      *   Management contract or compensatory plan or arrangement.

     (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

     (2) Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

     (4) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 1995.

     (5) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1996.

     (6) Incorporated herein by reference to the Company's Registration Statement on Form S-8, File No. 33-90396, in which this exhibit bears the number 4.1.

 (d) Financial Statement Schedules.   The financial statement schedule
     required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the accompanying consolidated balance sheets of Micrel, Incorporated and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


San Jose, California
January 23, 1997

                             MICREL, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                      (in thousands, except share amounts)

                                                       1996            1995
                                                     ----------     ----------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $  3,239       $  1,901
 Short-term investments                                 13,334         12,174
 Accounts receivable,
   less allowances: 1996, $1,224; 1995, $688             8,748          9,281
 Inventories                                            13,922         11,414
 Prepaid expenses and other                                447            305
 Deferred income taxes                                   2,591          1,876
                                                      --------       --------
  Total current assets                                  42,281         36,951

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET               17,476         11,284

OTHER ASSETS                                               251            107
                                                      --------       --------
TOTAL                                                 $ 60,008       $ 48,342
                                                      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                     $  2,409       $  2,878
 Accrued compensation                                    2,244          1,250
 Income taxes payable                                      913            493
 Other accrued liabilities                                 720            862
 Accrued commissions                                       685            584
 Deferred income on shipments
    to domestic distributors                             1,180            957
 Current portion of long-term debt                       1,152          1,433
                                                      --------       --------
  Total current liabilities                              9,303          8,457
                                                      --------       --------
LONG-TERM DEBT, NET OF CURRENT PORTION                   1,287          2,523
DEFERRED RENT                                              917            803
DEFERRED INCOME TAXES                                    1,070            526

COMMITMENTS AND CONTINGENCIES (Notes 7 and 12)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized:
  5,000,000 shares; issued and outstanding: none             -               -
Common stock, no par value - authorized:
  50,000,000 shares; issued and outstanding:
  1996 - 9,330,643; 1995 - 8,898,532                    21,315          19,162
 Net unrealized gains (losses) on
  short-term investments                                    (2)              5
 Retained earnings                                      26,118          16,866
                                                      --------        --------
  Total shareholders' equity                            47,431          36,033
                                                      --------        --------
TOTAL                                                 $ 60,008        $ 48,342
                                                      ========        ========
See notes to consolidated financial statements.


                              MICREL, INCORPORATED

                         CONSOLIDATED INCOME STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (in thousands, except per share amounts)

                                                    1996      1995      1994
                                                  --------  --------  --------
NET REVENUES                                      $ 66,244  $ 53,035  $ 35,941

COST OF REVENUES                                    32,407    26,843    20,863
                                                  --------  --------  --------
GROSS MARGIN                                        33,837    26,192    15,078
                                                  --------  --------  --------
OPERATING EXPENSES:
 Research and development                            8,613     6,469     3,792
 Selling, general and administrative                11,936     9,083     6,457
                                                  --------  --------  --------
  Total operating expenses                          20,549    15,552    10,249
                                                  --------  --------  --------
INCOME FROM OPERATIONS                              13,288    10,640     4,829

OTHER INCOME (EXPENSES):
 Interest income                                       866       950        45
 Interest expense                                     (281)     (263)     (257)
 Other, net                                            145        (5)      (19)
                                                  --------  --------  --------
  Total other income (expenses), net                   730       682      (231)
                                                  --------  --------  --------
INCOME BEFORE INCOME TAXES                          14,018    11,322     4,598

PROVISION FOR INCOME TAXES                           4,766     3,963     1,656
                                                  --------  --------  --------
NET INCOME                                        $  9,252  $  7,359  $  2,942
                                                  ========  ========  ========
NET INCOME PER COMMON AND
  EQUIVALENT SHARE                                $   0.92  $   0.74  $   0.38
                                                  ========  ========  ========
SHARES USED IN COMPUTING PER SHARE AMOUNTS          10,024     9,975     7,766
                                                  ========  ========  ========

See notes to consolidated financial statements.

                               MICREL, INCORPORATED

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (in thousands, except share amounts)

                                                Net Unrealized
                              Common Stock      Gains (Losses)
                           -------------------  on Short-Term  Retained
                             Shares    Amount    Investments   Earnings  Total
                            --------- ---------- ------------- --------- -------
Balances, January 1, 1994    6,568,833  $  1,097   $       -   $ 6,565   $ 7,662

Common stock issued pursuant
  to initial public offering
  (net of issuance costs of
   $2,066)                    2,000,000   15,934           -         -    15,934

Employee stock transactions      81,536       96           -         -        96

Net income                            -        -           -      2,942    2,942
                              --------- --------   ---------  ---------  -------
Balances, December 31, 1994   8,650,369   17,127           -      9,507   26,634

Employee stock transactions     248,163      806           -          -      806

Tax benefit of employee stock
  transactions                        -    1,229           -          -    1,229

Change in net unrealized gains
  from short-term investments         -        -           5          -        5

Net income                            -        -           -      7,359    7,359
                              --------- --------   ---------   --------  -------

Balances, December 31, 1995   8,898,532   19,162           5     16,866   36,033

Employee stock transactions     432,111    1,309           -          -    1,309

Tax benefit of employee stock
  transactions                        -      844           -           -     844

Change in net unrealized gains
  from short-term investments         -        -          (7)          -      (7)

Net income                            -        -           -       9,252   9,252
                              --------- --------   ---------   ---------  -------

Balances, December 31, 1996   9,330,643 $ 21,315  $       (2) $   26,118 $47,431
                              ========= ========   =========   ========= =======
See notes to consolidated financial statements.



                              MICREL, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (in thousands)
                                                      1996      1995     1994
                                                    --------  -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   9,252  $  7,359  $  2,942
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                       3,420     2,176     1,217
  Loss on disposal of assets                              6         -        32
  Deferred rent                                         114       113       302
  Deferred taxes                                       (171)     (365)     (107)
  Changes in operating assets and liabilities:
   Accounts receivable                                  533    (3,662)   (2,523)
   Inventories                                       (2,508)   (3,650)   (2,209)
   Prepaid expenses and other assets                   (296)      (45)      (63)
   Accounts payable                                    (469)     (425)    1,827
   Accrued commissions                                  101       379       109
   Income taxes payable                               1,264       922       800
   Accrued compensation and other liabilities           852       269       736
   Deferred income on shipments to domestic
     distributors                                       223       721       236
                                                  ---------  -------- ---------
    Net cash provided by operating activities        12,321     3,792     3,299
                                                  ---------  -------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and leasehold improvements   (9,608)   (7,719)   (3,863)
 Purchases of short-term investments                (29,118)  (26,567)   (8,844)
 Proceeds from sales and maturities of
   short-term investments                            27,951    23,242         -
                                                  ---------  -------- ---------
   Net cash used in investing activities            (10,775)  (11,044)  (12,707)
                                                  ---------  -------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                        (1,517)   (1,047)     (824)
 Proceeds from the issuance of
   common stock, net                                  1,309       806    16,030
 Cash overdraft                                           -         -      (107)
 Short-term borrowings                                    -         -     1,400
 Repayments of short-term borrowings                      -         -    (1,400)
 Proceeds from long-term borrowings                       -     2,500     1,200
                                                  ---------  --------  --------
   Net cash provided by (used in)
     financing activities                              (208)    2,259    16,299
                                                  ---------  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                        1,338    (4,993)    6,891
CASH AND CASH EQUIVALENTS - Beginning of year         1,901     6,894         3
                                                  ---------  --------  --------
CASH AND CASH EQUIVALENTS - End of year           $   3,239  $  1,901  $  6,894
                                                  ---------  --------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest                                       $     103  $    257  $   244
                                                  =========  ========= =======
   Income taxes                                   $   2,598  $  3,407  $ 1,065
                                                  =========  ========= =======

See notes to consolidated financial statements.


                              MICREL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1996, 1995 and 1994

1. SIGNIFICANT  ACCOUNTING  POLICIES

   Nature of Business - The Company develops, manufactures and markets analog semiconductor devices and provides custom and foundry services which include silicon wafer fabrication, integrated circuit assembly and testing. The Company's standard integrated circuits are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computer, communication, and industrial markets. The Company's custom circuits and wafer foundry services are provided to a wide range of customers which produce electronic systems for communications, consumer and military applications. All products are manufactured at the Company's wafer fabrication facility located in San Jose, California.

   Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Micrel, Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Use of Estimates - In accordance with generally accepted accounting principles, the management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts receivable and net realizable value of inventory. Actual results could differ from those estimates.

   Cash Equivalents - The Company considers all highly liquid debt instruments purchased with remaining maturities of less than three months to be cash equivalents.

   Short-term Investments - Short-term investments consist primarily of highly liquid debt instruments purchased with an original maturity date of greater than 90 days. Short-term investments are classified as available for sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity, net of income taxes. At December 31, 1996 and 1995, short-term investments consisted of corporate debt securities (commercial paper) and repurchase agreements with a major financial institution with maturities of less than one year.

   Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and equivalents, short-term investments, and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and short-term investments consist primarily of commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over a large number of geographically diverse customers, who make up the Company's customer base. At December 31, 1996, one customer accounted for 15% of total accounts receivable and at December 31, 1995, no single customer accounted for ten percent or more of total accounts receivable.

   Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

   Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using straight-line and accelerated methods over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the improvements.

                            MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1996, 1995 and 1994


   Revenue Recognition - Revenues from products sold directly to customers is recognized upon shipment. Certain of the Company's sales are made to United States and Canadian distributors under agreements allowing certain rights of return and price protection on merchandise unsold by these distributors. Accordingly, the Company defers recognition of such revenues until the merchandise is sold by the distributors. Sales to international distributors are recognized upon shipment. The Company estimates international distributor returns and warranty costs, and provides allowances as revenue is recognized. Warranty costs have not been material in any period.

   Research and Development Expenses - Research and development expenses include costs associated with the development of new processes and the definition, design and development of standard products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

   Income Taxes - Income taxes are provided at current rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

   Stock-based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

   Net Income per Common and Equivalent Share - Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options using the treasury stock method.

   Fair Value of Financial Instruments - Financial instruments included in the Company's consolidated balance sheets at December 31, 1996 and 1995 consist of cash, cash equivalents and long-term debt. The Company believes that the carrying amounts of financial instruments as reported in the balance sheet as of December 31, 1996 and 1995 approximate fair market value. For cash, the carrying amount is a reasonable estimate of the fair value. The carrying amount for cash equivalents approximates fair value because of the short maturity of those investments. The fair value of long-term debt approximates the carrying amount as the borrowings are at adjustable interest rates and reprice based on fluctuations in market conditions.

2. INVENTORIES
   Inventories at December 31 consist of the following (in thousands):

                                                        1996      1995
                                                     ---------   --------
    Finished goods                                   $  2,735   $  2,363
    Work in process                                     8,313      7,317
    Raw materials                                       2,874      1,734
                                                     --------   --------
                                                     $ 13,922   $ 11,414
                                                     ========   ========

                             MICREL, INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Years Ended December 31, 1996, 1995 and 1994


3. EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

   Equipment and leasehold improvements at December 31 consist of the following (in thousands):

                                                     1996           1995
                                                  -----------    ----------
      Manufacturing equipment                      $ 28,510        $ 20,509
      Leasehold improvements                          1,620             711
      Office furniture and equipment                    799             729
      Automobiles                                        85              85
                                                  ---------       ---------
                                                     31,014          22,034
      Accumulated depreciation and amortization     (13,538)        (10,750)
                                                  ---------       ---------
                                                   $ 17,476        $ 11,284
                                                  =========       =========

4. BORROWING  ARRANGEMENTS

   Under a revolving line of credit and security agreement, expiring September 30, 1997, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $3.0 million. Borrowings under the line of credit agreement bear interest at prime (8.25% at December 31, 1996) and are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at December 31, 1996.

   Under the same loan agreement, the Company has a non-revolving bank line of credit of $5.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software charges. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased, bear interest at prime and are subject to the same restrictive covenants as the operating line of credit. The Company has not borrowed against the line at December 31, 1996 and $5.0 million is available under this agreement through September 30, 1997.

   Long-term debt at December 31, collateralized by equipment, consists of the following (in thousands):

                                                              1996         1995
                                                            --------    --------
    Notes payable bearing interest at prime plus 0.75%,
    payable in monthly installments through various dates
    to September 1998                                       $   689     $ 1,561
    Notes payable bearing interest at prime, payable
    in monthly installments through various dates to
    December 1999                                             1,750       2,395
                                                            -------     -------
    Total long-term debt                                      2,439       3,956
    Current portion                                          (1,152)     (1,433)
                                                            -------     -------
    Long-term debt                                          $ 1,287     $ 2,523
                                                            =======     =======


   Maturities of long-term debt after December 31, 1996 are as follows:
   $1,152,000 in 1997, $787,000 in 1998, and $500,000 in 1999.

                              MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 1996, 1995 and 1994


   The agreement contains certain restrictive covenants which include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 1996.

   5. SHAREHOLDERS' EQUITY

   Preferred Stock

   The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 1996. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

   Stock Option Plans

   Under the Company's 1994 and 1989 Stock Option Plans (the "Option Plans"), 3,482,334 shares of common stock were authorized for issuance to key employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price of not less than the fair value at the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. During 1996, the Board of Directors approved an amendment to the 1994 Stock Option Plan which authorized an additional 1,000,000 shares to be made available for issuance under the 1994 Stock Option Plan. At December 31, 1996, 1,387,598 shares were available for future grants under the Option Plans.

   Option activity under the Option Plans is as follows:

                                                                   Weighted
                                                                    Average
                                                     Number        Exercise
                                                    of Shares        Price
                                                   -----------  ------------
Outstanding, January 1, 1994                         858,700        $  1.20
  Granted                                            739,000           3.27
  Exercised                                          (81,536)          1.18
  Canceled                                          (101,064)          2.14
                                                   ---------
Outstanding, December 31, 1994 (550,100
 exercisable at a weighted average
 price of $1.19)                                   1,415,100           2.22
  Granted                                            219,250          19.68
  Exercised                                         (194,096)          2.04
  Canceled                                           (13,200)          6.96
                                                   ---------
Outstanding, December 31, 1995 (582,654
 exercisable at a weighted average
 price of $1.42)                                   1,427,054           4.88
  Granted                                            468,500          16.70
  Granted (at 110% of fair market value)              50,000          15.13
  Exercised                                         (399,400)          2.12
  Canceled                                          (238,250)          7.93
                                                   ---------
Outstanding, December 31, 1996 (384,654
 exercisable at a weighted average
 price of $3.15)                                   1,307,904        $  9.79
                                                   =========

                             MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995 and 1994



   Additional information regarding options outstanding as of December 31, 1996 is as follows:

                               Stock Options Outstanding   Options Exercisable
                             ---------------------------- ---------------------
                                   Weighted
                                    Average    Weighted                Weighted
                                   Remaining    Average                 Average
     Range of           Number    Contractual  Exercise     Number     Exercise
 Exercise Prices     Outstanding   Life (yrs)   Price     Exercisable    Price
-----------------    -----------   ----------- --------   -----------  --------
$  1.00 to $  5.00     564,904         7.4     $  1.72     327,404     $  1.23
$  5.01 to $ 15.00     291,750         9.3     $ 11.33      25,800     $  6.58
$ 15.01 to $ 20.00     328,750         8.9     $ 16.93      16,950     $ 17.63
$ 20.01 to $ 35.00     122,500         9.2     $ 24.18      14,500     $ 23.64
                     ---------                             -------
                     1,307,904         8.4     $  9.79     384,654     $  3.15
                     =========                             =======


   Employee Stock Purchase Plan

   Under the 1994 Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Stock issued under the Purchase Plan was 32,711, and 54,067 in 1996 and 1995, at weighted average prices of $14.16 and $7.65, respectively. At December 31, 1996, there are 86,804 shares of common stock issued under the Purchase Plan and 213,196 shares were reserved for future issuances under the Purchase Plan. The Purchase Plan was suspended effective June 30, 1995 and subsequently amended and restated effective January 1, 1996. The amended Purchase Plan excludes all Company Officers (as defined in the Purchase Plan) from participation in the Purchase Plan.

   Additional Stock - Based Award Information

   As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months following vesting; stock volatility, 75.3% in 1996 and 1995; risk free interest rates, 6.16% in 1996 and 1995;
   and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are as they occur. If the computed fair values of the 1996 and 1995 awards under both the Option Plans and the Purchase Plan had been amortized to expense over the vesting period of the awards, pro forma net income would have been $7.7 million ($0.82 per share) in 1996 and $6.7 million ($0.77 per share) in

                             MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995 and 1994


   1995. However, the impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

6. INCOME  TAXES

   The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                                      1996      1995      1994
                                                    --------  --------  --------
    Currently payable:
      Federal                                        $ 4,440  $ 4,365   $ 1,910
      Research and experimentation tax credits          (451)    (285)     (483)
                                                     -------  -------   -------
                                                       3,989    4,080     1,427
                                                     -------  -------   -------
      State                                            1,309    1,097       546
      Research and experimentation and manufacturing
        tax credits                                     (361)    (849)     (210)
                                                     -------  -------   -------
                                                         948      248       336
                                                     -------  -------   -------
    Total currently payable                            4,937    4,328     1,763
    Deferred income taxes:
      Federal                                           (148)    (283)      (90)
      State                                              (23)     (82)      (17)
                                                     -------  -------   -------
    Total deferred                                      (171)    (365)     (107)
                                                     -------  -------   -------
    Total provision                                  $ 4,766  $ 3,963   $ 1,656
                                                     =======  =======   =======

    A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:


                                                      1996      1995      1994
                                                    --------  --------  --------
    Statutory federal income tax rate                   35%       35%       35%
    State income taxes (net of federal
      income tax benefit)                                2         2         5
    Research and experimentation credits                (1)       (3)       (5)
    Export sales tax credit                             (2)        -         -
    Other                                                -         1         1
                                                     -----     -----     -----
    Effective tax rate                                  34%       35%       36%
                                                     =====     =====     =====


                             MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995 and 1994
    Temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                               1996     1995
                                                             -------  --------
    Deferred tax assets:
      Inventory reserves and capitalization                 $    812   $ 1,239
      Allowance for doubtful accounts                            510       268
      Deferred revenue                                           433         -
      Accrued compensation                                       342       281
      Deferred rent                                              337         -
      State income taxes                                         157        88
                                                             -------   -------
    Total                                                      2,591     1,876
    Deferred tax liabilities - depreciation                   (1,070)     (526)
                                                             -------   -------
    Net deferred tax asset                                   $ 1,521   $ 1,350
                                                             =======   =======


7. OPERATING  LEASES  AND  COMMITMENTS

   The Company leases manufacturing and office facilities through 2005 (with an option to extend the term for five years) under an operating lease agreement. The lease provides for escalating rental payments over the lease period. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized on a straight-line basis. Future minimum payments under this agreement are as follows (in thousands):

       Year Ending
       December 31,
       ------------
          1997                                                $     982
          1998                                                    1,056
          1999                                                    1,095
          2000                                                    1,127
          2001                                                    1,144
       Thereafter                                                 3,969
                                                               --------
                                                               $  9,373
                                                               ========


   Rent expense under operating leases was $1,014,000, $896,000, and $648,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

8. RELATED PARTY TRANSACTIONS

   Prior to 1996 the Company held maintenance agreements and purchased capital equipment from a company owned by a non-employee shareholder of the Company. During 1996, the non-employee shareholder disposed of nearly all holdings of the Company's stock and is no longer considered to be a related party.
   Prior to 1996, total expenses incurred under this agreement were approximately $559,000 and $364,000 for the years ended December 31, 1995 and 1994, respectively. During the years ended December 31, 1995 and 1994, the Company purchased approximately $214,000 and $76,000, respectively, of capital equipment from the same company.

                              MICREL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1996, 1995 and 1994
9. PROFIT-SHARING  401(k)  PLAN
   The Company has a profit-sharing plan and deferred compensation plan (the "Plan"). All employees completing six months of service are eligible to participate in the Plan. Participants may contribute 1% to 12% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $400,000 in 1996, $100,000 in 1995 and made no contributions in 1994.
   Participants vest in Company contributions ratably over six years of service.

10. SIGNIFICANT  CUSTOMERS

   In 1996 one customer accounted for $7.1 million (11%) of net revenues. In 1995, no single customer accounted for ten percent or more of net revenues. In 1994, one customer accounted for $5.1 million (14%) of net revenues.

11. EXPORT SALES INFORMATION

   The Company develops, manufactures and markets analog semiconductor devices and provides custom and foundry services which include silicon wafer fabrication, integrated circuit assembly and testing in its one industry segment.

   Micrel's products are manufactured at the Company's wafer fabrication facility located in the United States and are sold principally in North America, Asia, and Europe. The Company markets internationally through both exports, a foreign-based sales force and international distributors. The following table presents a summary of export sales by geographic region.

                                                       1996     1995     1994
   (In thousands)                                    -------- -------- --------
    Net revenues from unaffiliated customers
      by geographical region:
        United States of America                     $ 38,982 $ 34,747 $ 25,181
        Taiwan                                         10,726    6,883    2,651
        Other Asian Countries                           8,754    4,763    4,216
        Europe                                          7,562    6,642    3,893
        Other                                             220        -        -
                                                      -------  -------  -------
    Consolidated net revenues from
      unaffiliated customers                         $ 66,244 $ 53,035 $ 35,941
                                                     ======== ======== ========

12. CONTINGENCIES

   On May 9, 1994, Linear Technology Corporation, a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claims that two of the Company's products infringe one of Linear's patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees

                             MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1996, 1995 and 1994


   as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. The Company has asserted defenses of invalidity and unenforceability of the Linear patent at issue, as well as noninfringement of such patent. Management believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition, cash flow or results of operation.

   Certain additional claims and litigation against the Company have also arisen in the normal course of business. Management believes that it is unlikely that the outcome of these claims and lawsuits will have a material adverse effect on the Company's financial position or results of operations.

13. QUARTERLY RESULTS - UNAUDITED

   The following table sets forth certain unaudited financial information for the quarters in the years ended December 31, 1995 and 1996. The Company believes that all necessary adjustments, consisting only of normal recurring accruals, have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with the financial statements and the notes thereto included elsewhere herein.

                                                            Three Months Ended
                              -------------------------------------------------------------------------
                              Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30,  Sept. 30, Dec. 31,
                                1995     1995     1995      1995     1996     1996      1996     1996
                              -------- -------- --------- -------- -------- -------- --------- --------
                                           (in thousands, except per share amounts)

Net revenues                  $ 11,887 $ 13,286 $ 13,928  $ 13,934 $ 13,910 $ 15,317 $ 17,614  $ 19,403
Gross margin                  $  5,739 $  6,513 $  6,925  $  7,015 $  7,052 $  7,812 $  9,012  $  9,961
Net income                    $  1,514 $  1,773 $  1,997  $  2,075 $  1,893 $  2,112 $  2,418  $  2,829
Net income per common and
 equivalent share             $   0.15 $   0.18 $   0.20  $   0.21 $   0.19 $   0.21 $   0.24  $   0.28
Shares used in computing per
 share amounts                   9,888    9,949   10,080     9,985    9,944    9,932   10,038    10,181


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the consolidated financial statements of Micrel, Incorporated as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 23, 1997. Our audits also included the financial statement schedule of Micrel, Incorporated, listed in Item 14 (a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

San Jose, California
January 23, 1997


                                                                     SCHEDULE II

                             MICREL, INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
            For the Years Ended December 31, 1996, 1995 and 1994
                            (Amounts in thousands)



                                 Balance at    Additions  Write-offs
                                Beginning of  Charges to      and     Balance at
          Description               Year       Expenses   Deductions    End of
Year
------------------------------  ------------   ---------   ---------   ---------
Year Ended December 31, 1996
----------------------------
Accounts receivable allowance...   $ 688         $ 536      $  -       $ 1,224

Year Ended December 31, 1995
----------------------------
Accounts receivable allowance...   $ 752         $   -      $ (64)     $   688

Year Ended December 31, 1994
----------------------------
Accounts receivable allowance...   $ 131         $ 668      $ (47)     $   752



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 28th day of March, 1997.

                                                    MICREL, INCORPORATED

                                                By  /S/ RAYMOND D. ZINN
                                                    ----------------------
                                                      Raymond D. Zinn
                                            President and Chief Executive
Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond D. Zinn and Robert J. Barker, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                  Title                                Date
---------------------  --------------------------------------    ----------------
 /S/ RAYMOND D. ZINN   President, Chief Executive Officer and     March 28, 1997
----------------------
   Raymond D. Zinn     Chairman of the Board of Directors
                       (Principal Executive Officer)


 /S/ ROBERT J. BARKER   Vice President, Finance and               March 28, 1997
----------------------
   Robert J. Barker     Chief Financial Officer
                        (Principal Financial and Accounting
                           Officer)


 /S/ WARREN H. MULLER   Vice President, Secretary and Director    March 28, 1997
----------------------
   Warren H. Muller


 /S/ GEORGE KELLY       Director                                  March 28, 1997
----------------------
    George Kelly


 /S/ DALE L. PETERSON   Director                                  March 28, 1997
----------------------
   Dale L. Peterson


 /S/ LARRY L. HANSEN    Director                                  March 28, 1997
----------------------
   Larry L. Hansen



                               Micrel, Incorporated
                 Exhibits Pursuant to Item 601 of Regulation S-K

   Exhibit
    Number                               Description
    -------  -------------------------------------------------------------------
      3.1    Amended and Restated Articles of Incorporation of the
             Registrant.(1)
      3.2    Certificate of Amendment of Articles of Incorporation of the
             Registrant. (2)
      3.3    Amended and Restated Bylaws of the Registrant. (2)
      4.1    Certificate for Shares of Registrant's Common Stock. (3)
     10.1    Indemnification Agreement between the Registrant and each of its officers and directors. (3)
     10.2    1989 Stock Option Plan and form of Stock Option Agreement. (1) *
     10.3    1994 Stock Option Plan and form of Stock Option Agreement. (1) *
     10.4    1994 Stock Purchase Plan. (4)
     10.5    Lease Agreement dated November 1, 1981 between the Registrant and
             Pastoria Limited Partnership, as amended March 3, 1988. (1)
     10.6    Lease Agreement dated June 24, 1992 between the Registrant and GOCO
             Realty Fund I, as amended August 6, 1992 and February 5, 1993. (1)
     10.7    Amended and Restated Loan and Security Agreement dated November 29,
             1990 between the Registrant and Bank of the West, as amended
             February 11, 1991, August 6, 1991, October 31, 1991, June 24, 1992,
             September 24, 1992, August 16, 1993, April 29, 1994, July 2, 1994,
             August 23, 1994, September 30, 1994, October 24, 1994. (1)
     10.8    Form of Domestic Distribution Agreement. (2)
     10.9    Form of International Distributor Agreement. (2)
     10.10   Second Amendment dated February 20, 1995 between the Registrant and
             TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6,
             1992 and February 5, 1993. (3)
     10.11   Amended and Restated Loan and Security Agreement dated November 29,
             1990 between the Registrant and Bank of the West, as amended
             March 31, 1995. (4)
     10.12   Amended and Restated Loan and Security Agreement dated November 29,
             1990 between the Registrant and Bank of the West, as amended
             September 30, 1996. (5)
     10.13   1994 Stock Option Plan and Form of Stock Option Agreement. (6) *
     10.14   Amended and Restated 1994 Employee Stock Purchase Plan, as amended
             January 1, 1996.
     11.1    Statement regarding calculation of net income per share.
     23.1    Independent Auditors' Consent.
     24.1    Power of Attorney.  (See Signature Page.)
     27.1    Financial Data Schedule



   * Management contract or compensatory plan or arrangement.

   (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

   (2) Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

   (3) Incorporated by reference to the Company's Annual Report on Form 10-
      K   for the year ended December 31, 1995, in which this exhibit bears
      the   same number, unless otherwise indicated.

   (4) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 1995.

   (5) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1996.

   (6) Incorporated herein by reference to the Company's Registration Statement on Form S-8, File No. 33-90396, in which this exhibit bears the number 4.1.
 (d) Financial Statement Schedules.   The financial statement schedule
   required by this Item is listed under Item 14(a)(2) above.