Form 10-Q
period 1997-03-31
MICREL INC
filed 1997-05-12
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1997.

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


As of April 30, 1997 there were 9,390,593 shares of common stock, no par value, outstanding.


This Report on Form 10-Q includes 25 pages with the Index to Exhibits located on page 14.

                             MICREL, INCORPORATED
                                   INDEX TO
                              REPORT ON FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 1997


                                                                        Page
                                                                        -----
                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets - March 31, 1997 and
          December 31, 1996............................................   3

          Condensed Consolidated Income Statements - Three Months
          Ended March 31, 1997 and 1996................................   4

          Condensed Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 1997 and 1996.........................   5

          Notes to Condensed Consolidated Financial Statements.........   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   8


                         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings............................................   14

Item 6.   Exhibits and Reports on Form 8-K.............................   14

          Signature....................................................   15

ITEM 1.    FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                       March 31,   December 31,
                                                          1997       1996 (1)
                                                       ----------  ------------
                                                       (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $  2,665     $  3,239
  Short-term investments                                   14,222       13,334
  Accounts receivable, net                                 11,982        8,748
  Inventories                                              12,124       13,922
  Other current assets                                      2,801        3,038
                                                         --------     --------
    Total current assets                                   43,794       42,281

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                  22,131       17,476

OTHER ASSETS                                                  119          251
                                                         --------     --------
TOTAL                                                    $ 66,044     $ 60,008
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $  3,913     $  2,409
  Deferred income on shipments to distributors              1,564        1,180
  Other current liabilities                                 6,502        5,714
                                                         --------     --------
    Total current liabilities                              11,979        9,303

LONG-TERM OBLIGATIONS                                       3,144        3,274

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none               -            -
  Common stock, no par value - authorized:
   50,000,000 shares; issued and outstanding:
   1997 - 9,385,793; 1996 - 9,330,643                      21,566       21,315
  Net unrealized losses on short-term investments              (4)          (2)
  Retained earnings                                        29,359       26,118
                                                         --------     --------
    Total shareholders' equity                             50,921       47,431
                                                         --------     --------
TOTAL                                                    $ 66,044     $ 60,008
                                                         ========     ========

(1) Derived from the December 31, 1996 audited balance sheet included in the 1996 Annual Report on Form 10-K of Micrel, Incorporated.


See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                  (in thousands, except per share amounts)


                                                         Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                          1997         1996
                                                        --------     --------
NET REVENUES                                            $ 22,113     $ 13,910

COST OF REVENUES                                          10,731        6,858
                                                        --------     --------
GROSS MARGIN                                              11,382        7,052
                                                        --------     --------
OPERATING EXPENSES:
  Research and development                                 3,181        1,865
  Selling, general and administrative                      3,512        2,510
                                                        --------     --------
  Total operating expenses                                 6,693        4,375
                                                        --------     --------
INCOME FROM OPERATIONS                                     4,689        2,677

OTHER INCOME, NET                                            222          194
                                                        --------     --------
INCOME BEFORE INCOME TAXES                                 4,911        2,871

PROVISION FOR INCOME TAXES                                 1,670          978
                                                        --------     --------
NET INCOME                                              $  3,241     $  1,893
                                                        ========     ========
NET INCOME PER COMMON AND EQUIVALENT SHARE              $   0.32     $   0.19
                                                        ========     ========
SHARES USED IN COMPUTING PER SHARE AMOUNTS                10,259        9,944
                                                        ========     ========

See notes to condensed consolidated financial statements.

                                       4

                             MICREL, INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1997       1996
                                                            -------    -------
Net cash provided by operating activities                   $ 6,187    $ 3,548
                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of equipment and leasehold improvements          (5,891)    (2,742)
  Purchases of short-term investments                        (7,988)    (5,162)
  Proceeds from sales and maturities of
    short-term investments                                    7,100      6,100
                                                            -------    -------
  Net cash used in investing activities                      (6,779)    (1,804)
                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                                  (233)      (332)
 Proceeds from the issuance of common stock, net                251        121
                                                            -------    -------
  Net cash provided by (used in) financing activities            18       (211)
                                                            -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (574)     1,533

CASH AND CASH EQUIVALENTS - Beginning of period               3,239      1,901
                                                            -------    -------
CASH AND CASH EQUIVALENTS - End of period                   $ 2,665    $ 3,434
                                                            =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                    $    50    $    87
                                                            =======    =======
  Cash paid for income taxes                                $   127    $   660
                                                            =======    =======

See notes to condensed consolidated financial statements.


                              MICREL, INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. SIGNIFICANT  ACCOUNTING  POLICIES

   Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

   This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

   Net Income per Common and Equivalent Share - Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options using the treasury stock method.



2. INVENTORIES

Inventories consist of the following (in thousands):

                                                    March 31,  December 31,
                                                       1997        1996
                                                   ----------  ------------
      Finished goods                               $  1,778     $  2,735

      Work in process                                 7,608        8,313

      Raw materials                                   2,738        2,874

                                                   --------     --------

                                                   $ 12,124     $ 13,922
                                                   ========     ========



3. BORROWING  ARRANGEMENTS

   Under a revolving line of credit and security agreement, expiring September 30, 1997, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $3.0 million. Borrowings under the line of credit agreement bear interest at prime (9.0% at March 31, 1997) and are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at March 31, 1997.


   Under the same loan agreement, the Company has a non-revolving bank line of credit of $5.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software charges. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased, bear interest at prime and are subject to the same restrictive covenants as the operating line of credit. The Company has not borrowed against the line at March 31, 1997 and $5.0 million is available under this agreement through September 30, 1997.

                               MICREL, INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   Under another nonrevolving bank line of credit that expired, the Company has $2.2 million outstanding at March 31, 1997. The notes are collateralized by the equipment purchased.

   The agreement contains certain restrictive covenants which include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 1997.

4. SIGNIFICANT  CUSTOMERS

   One customer, Qualcomm, accounted for $2.4 million (11%) of net revenues during the three months ended March 31, 1997. During the comparable period in 1996, a different customer, Lexmark, accounted for $1.6 million (11%) of net revenues.

5. RECENTLY ISSUED ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application is not permitted.

   SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   Pro Forma amounts for basic and diluted EPS assuming SFAS 128 had been in effect for the quarters are as follows:

                                             Three Months Ended March 31,
                                             ----------------------------
Pro Forma EPS                                     1997          1996
                                                --------      --------
     Basic                                      $  0.35       $  0.21

     Diluted                                    $  0.32       $  0.19




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Overview

Micrel was founded in 1978 and was initially engaged in the business of providing semiconductor test services. In 1981, Micrel expanded its business operations and began providing wafer fabrication services and manufacturing custom integrated circuits. The Company has shifted its focus and revenue base from custom and foundry products to standard products. Standard products sales increased to 76% of net revenues for the quarter ended March 31, 1997 as compared to 63% for the same period in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales.

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

                                                 Three Months Ended
                                                 ------------------
                                                      March 31,
                                                 ------------------
                                                   1997      1996
                                                 --------  --------
     Net revenues                                  100.0%    100.0%
     Cost of revenues                               48.5      49.3
                                                  ------    ------
       Gross margin                                 51.5      50.7
                                                  ------    ------
     Operating expenses:
       Research and development                     14.4      13.4
       Selling, general and administrative          15.9      18.1
                                                  ------    ------
     Total operating expenses                       30.3      31.5
                                                  ------    ------
     Income from operations                         21.2      19.2
     Other income, net                               1.0       1.4
                                                  ------    ------
     Income before income taxes                     22.2      20.6
     Provision for income taxes                      7.6       7.0
                                                  ------    ------
     Net income                                     14.6%     13.6%
                                                  ======    ======


Net Revenues. Net revenues increased 59% to $22.1 million for the quarter ended March 31, 1997 from $13.9 million for the same period in 1996 due, in part, to higher standard products revenues. Standard product revenues grew to 76% of net revenues for the quarter ended March 31, 1997 from 63% for the comparable period in 1996. On a dollar basis, standard products revenues increased by 91% to $16.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million for the quarter ended March 31, 1997 from $8.7 million for the comparable period in 1996. Sales of standard products by the Company were led by the increased sales of low dropout regulators, computer peripheral components, switching regulators, and latched drivers. Such products were sold to manufacturers of portable computing, computing peripherals, industrial and telecommunications products.

The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry despite an increase in unit demand for integrated circuits. During the first quarter of 1997, standard product customer demand continued to be short-term focused due to shorter than historical order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders closer to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company has sought to address these reduced order lead times by implementing faster production cycles.

International sales represented 48% and 39% of net revenues for the quarter ended March 31, 1997 and 1996, respectively. The increase in international sales resulted from shipments to manufacturers of personal computers and communications products and demand for the Company's products primarily in Asian markets and, to a lesser extent, in Europe. The Company believes that if the Company's standard products sales continue to increase as a percentage of net revenues, international sales will similarly increase as a percentage of net revenues.

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

Gross Margin. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to approximately 52% for the quarter ended March 31, 1997 from approximately 51% for the same period in the prior year. The improvement in gross margin reflected the continuing shift in product mix to standard products which carry proportionately higher margins than the Company's traditional foundry products.

Research and Development Expenses. Research and development expenses include costs associated with the development of new processes and the definition, design and development of standard products. The Company's research and development expenses increased by approximately $1.3 million, or 71%, to $3.2 million for the three months ended March 31, 1997 from $1.9 million for the same period in 1996 while increasing on a percentage basis to 14% from 13% of net revenues for the quarters ended March 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and 1996, respectively. The increase in research and development expenses during the three months ended March 31, 1997 was primarily due to increased costs associated with the Company's conversion to six-inch wafer fabrication, design services, prototype wafers and increased engineering staffing to support the development of new standard products. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to approximately $3.5 million for the quarter ended March 31, 1997 from $2.5 million for the comparable period of 1996 while declining on a percentage basis to 16% from 18% of net revenues for the quarters ended March 31, 1997 and 1996, respectively. The dollar increase was principally attributable to higher commissions, advertising, and other sales and marketing and promotion expenses associated with the growth of the standard products sales organization, and increased staffing in the administration and finance departments to support the Company's growth.

Other Income, Net. Other income, net reflects interest income from the investment of cash balances and short-term investments, which is partially offset by interest incurred by the Company on its line of credit borrowings and term notes. Other income, net increased by $28,000 to $222,000 for the quarter ended March 31, 1997 from $194,000 for the comparable period in 1996 due to an increase in average cash and investment balances and a decrease in interest expense due to a reduction in average amount of notes payable, offset by a reduction in miscellaneous income. A $35,000 gain on the sale of fixed assets which is reflected in other income, net for the quarter ended March 31, 1997, offset the absence of gains on the settlement of litigation during the quarter ended March 31, 1996.

Provision for Income Taxes. For the quarters ended March 31, 1997 and 1996 the provision for income taxes was 34% of income before taxes for each quarter. The income tax provision for interim periods reflects the Company's estimated annual income tax rate. The 1997 and 1996 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation, state research and experimentation credits, state manufacturing credits and the federal research and development tax credit.


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, a bank line of credit and sales of common stock. Principal sources of liquidity at March 31, 1997 consisted of cash and short-term investments of $16.9 million and borrowing facilities consisting of (i) $3.0 million under a revolving line of credit, of which all was unused and available, and (ii) $5.0 million under a non-revolving line of credit, under which there were no outstanding borrowings at March 31, 1997. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1997, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. These borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants which include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 1997.

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

Under two other notes payable, the Company has $0.6 million and $1.6 million outstanding at March 31, 1997. The notes are collateralized by the equipment purchased.

The Company's working capital decreased by $1.2 million to $31.8 million as of March 31, 1997 from $33.0 million as of December 31, 1996. The decrease was primarily attributable to a decrease in inventory of approximately $1.8 million combined with a $1.5 million increase in accounts payable and a $0.8 million increase in other current liabilities, which were partially offset by a $3.2 million increase in accounts receivable combined with increases in cash, cash equivalents and short-term investments of $0.3 million for the quarter ended March 31, 1997. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

The Company's cash flows from operating activities increased to approximately $6.2 million for the quarter ended March 31, 1997 from approximately $3.5 million for the quarter ended March 31, 1996. The increase was primarily attributable to net income of $3.2 million, and increases in accounts payable and income taxes payable combined with a decrease in inventory, which were partially offset by increases in accounts receivable.

The Company's investing activities during the quarter ended March 31, 1997 used cash of approximately $6.8 million compared to $1.8 million of cash used for investing activities during the same period in 1996. This increase in such cash usage resulted primarily from an incremental $3.1 million increase in equipment purchases primarily relating to the six-inch wafer fabrication operation during the three months ended March 31, 1997 and $1.8 million in net additional purchases of short-term investments.

Financing activities during the quarter ended March 31, 1997 provided cash of approximately $18,000 compared to $211,000 of cash used for financing activities during the same period in 1996. This change was the result of an increase of $130,000 in proceeds from the issuance of common stock during the quarter ended March 31, 1997 as compared to the same period in 1996, and a $99,000 reduction in repayments of long-term debt during the same periods.

The Company currently intends to spend up to approximately $20.0 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through mid-1998 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.



Factors That May Affect Operating Results

The statements contained in this Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future research and development spending

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and the Company's product development strategy; statements regarding future capital expenditures and financing requirements; and statements regarding the levels of international sales. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

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

The Company has transitioned its business to rely more heavily on the sale of standard products. The Company believes that a substantial portion of its net revenues in the future will continue to depend upon standard products sales. As compared with the custom and foundry products business, the standard products business is characterized by shorter product lifecycles, greater pricing pressure, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that, as the market changes, its product offerings will become obsolete. The Company competes in the standard products market with established companies, most of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully in the standard products market or that it will be able to successfully introduce new standard products in the future. The failure of the Company to compete successfully in the standard products business would materially and adversely affect the Company's financial condition and results of operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.
    --------

 Exhibit
 Number                        Description                           Page
 -------  --------------------------------------------------------   -----
  10.1    Indemnification Agreement between the Registrant
            and Mr. George Anderl, an officer of the Company.          16
  11.1    Statement regarding calculation of net income per share.     24
  27.1    Financial Data Schedule.                                     25


(b) Reports on Form 8-K.   The Company did not file any Reports on Form 8-K
    --------------------
    during the quarter ended March 31, 1997.


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



                                                 MICREL, INCORPORATED
                                                 --------------------
                                                     (Registrant)



Date:  May 12, 1997                           By  /S/  ROBERT J. BARKER
                                                 ---------------------
                                                      Robert J. Barker
                                                Vice President, Finance and
                                                   Chief Financial Officer
                                                 (Authorized Officer and
                                                Principal Financial Officer)