Form 10-Q
period 1997-06-30
MICREL INC
filed 1997-07-24
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                     to                    .
                                  ---------------------  --------------------

                        Commission File Number  0-25236



                   M I C R E L,   I N C O R P O R A T E D
           (Exact name of Registrant as specified in its charter)



           California                                   94-2526744
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


                  1849 Fortune Drive, San Jose, CA       95131
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






As of June 30, 1997 there were 9,535,998 shares of common stock, no par value, outstanding.


This Report on Form 10-Q includes 17 pages with the Index to Exhibits located on page 14.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1997


                                                                        Page
                                                                        ----

                       PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets - June 30, 1997 and
          December 31, 1996                                               3

         Condensed Consolidated Income Statements - For the Quarter
          and Six Months Ended June 30, 1997 and 1996                     4

         Condensed Consolidated Statements of Cash Flows - Six
          Months Ended June 30, 1997 and 1996                             5

         Notes to Condensed Consolidated Financial Statements             6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8


                         PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                14

Item 4. Submission of Matters to a Vote of Security Holders              14

Item 6. Exhibits and Reports on Form 8-K                                 14

        Signature                                                        15

ITEM 1.    FINANCIAL STATEMENTS

                              MICREL, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share amounts)

                                                        June 30,   December 31,
                                                          1997       1996 (1)
                                                       ---------   ------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                              $  3,270     $  3,239
 Short-term investments                                   14,269       13,334
 Accounts receivable, net                                 12,633        8,748
 Inventories                                              11,071       13,922
 Other current assets                                      2,883        3,038
                                                        --------     --------
  Total current assets                                    44,126       42,281

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                 26,390       17,476

OTHER ASSETS                                                 149          251
                                                        --------     --------
TOTAL                                                   $ 70,665     $ 60,008
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                       $  3,021     $  2,409
 Deferred income on shipments to distributors              1,691        1,180
 Other current liabilities                                 5,999        5,714
                                                        --------     --------
  Total current liabilities                               10,711        9,303

LONG-TERM OBLIGATIONS                                      2,925        3,274

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value - authorized: 5,000,000
  shares; issued and outstanding: none                        -            -
 Common stock, no par value - authorized: 50,000,000
  shares; issued and outstanding:  1997 - 9,535,998;
  1996 - 9,330,643                                        23,833       21,315
 Net unrealized losses on short-term investments               -           (2)
 Retained earnings                                        33,196       26,118
                                                        --------     --------
  Total shareholders' equity                              57,029       47,431
                                                        --------     --------
TOTAL                                                   $ 70,665     $ 60,008
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

                              MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED INCOME STATEMENTS
                                    (Unaudited)
                     (in thousands, except per share amounts)



                                      Three Months Ended    Six Months Ended
                                          June 30,               June 30,
                                     --------------------  -------------------
                                       1997       1996       1997       1996
                                     --------   --------   --------   --------
NET REVENUES                         $ 24,327   $ 15,317   $ 46,440   $ 29,227

COST OF REVENUES                       11,426      7,505     22,157     14,363
                                     --------   --------   --------   --------
GROSS MARGIN                           12,901      7,812     24,283     14,864
                                     --------   --------   --------   --------
OPERATING EXPENSES:
 Research and development               3,203      1,891      6,384      3,756
 Selling, general and administrative    4,102      2,880      7,614      5,390
                                     --------   --------   --------   --------
  Total operating expenses              7,305      4,771     13,998      9,146
                                     --------   --------   --------   --------
INCOME FROM OPERATIONS                  5,596      3,041     10,285      5,718

OTHER INCOME, NET                         218        157        440        351
                                     --------   --------   --------   --------
INCOME BEFORE INCOME TAXES              5,814      3,198     10,725      6,069

PROVISION FOR INCOME TAXES              1,977      1,086      3,647      2,064
                                     --------    --------  --------   --------
NET INCOME                           $  3,837   $  2,112   $  7,078   $  4,005
                                     ========   ========   ========   ========
NET INCOME PER COMMON
 AND EQUIVALENT SHARE                $   0.37   $   0.21   $   0.68   $   0.40
                                     ========   ========   ========   ========
SHARES USED IN COMPUTING
 PER SHARE AMOUNTS                     10,377      9,932     10,365      9,938
                                     ========   ========   ========   ========


See notes to condensed consolidated financial statements.

                               MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                     -----------------------
                                                       1997           1996
                                                     --------       --------
Net cash provided by operating activities            $ 12,051       $  5,154
                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of equipment and leasehold improvements    (11,646)        (4,215)
 Purchases of short-term investments                  (15,435)       (11,124)
 Proceeds from sales and maturities of
  short-term investments                               14,500         11,345
                                                     --------       --------
   Net cash used in investing activities              (12,581)        (3,994)
                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                            (557)          (691)
 Proceeds from the issuance of common stock             1,118            707
                                                     --------       --------
  Net cash provided by financing activities               561             16
                                                     --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  31          1,176

CASH AND CASH EQUIVALENTS - Beginning of period         3,239          1,901
                                                     --------       --------
CASH AND CASH EQUIVALENTS - End of period            $  3,270       $  3,077
                                                     ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


 Cash paid for interest                             $     129       $    164
                                                    =========       ========
 Cash paid for income taxes                         $   2,045       $  2,468
                                                    =========       ========



See notes to condensed consolidated financial statements.

                              MICREL, INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 1997 and for the quarter and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                 June 30,      December 31,
                                                   1997            1996
                                                --------       -----------
           Finished goods                       $  1,655        $  2,735
           Work in process                         7,135           8,313
           Raw materials                           2,281           2,874
                                                --------        --------
                                                $ 11,071        $ 13,922
                                                ========        ========

3. BORROWING  ARRANGEMENTS

Under a revolving line of credit and security agreement, expiring September 30, 1997, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $3.0 million. Borrowings under the line of credit agreement bear interest at prime (8.5% at June 30, 1997) and are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at June 30, 1997.

Under the same loan agreement, the Company has a non-revolving bank line of credit of $5.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software charges. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased, bear interest at prime and are subject to the same restrictive covenants as the operating line of credit. The Company has not borrowed against the line at June 30, 1997 and $5.0 million is available under this agreement through September 30, 1997.

                               MICREL, INCORPORATED
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Under another nonrevolving bank line of credit that expired, the Company has $1.9 million outstanding at June 30, 1997. The notes are collateralized by the equipment purchased.

The borrowing agreement contains certain restrictive covenants which include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 1997.


4. SIGNIFICANT  CUSTOMERS

One customer, Qualcomm, accounted for $5.1 million (11%) of net revenues during the six months ended June 30, 1997. During the comparable period in 1996, a different customer, Lexmark, accounted for $3.5 million (12%) of net revenues.


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

Pro Forma amounts for basic and diluted EPS assuming SFAS 128 had been in effect since January 1, 1996 are as follows:

                                    Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                    ------------------   -----------------
                                      1997      1996       1997      1996
                                    --------  --------   --------  --------
     Basic                          $   0.41  $   0.23   $   0.75  $   0.44
     Diluted                        $   0.37  $   0.21   $   0.68  $   0.40


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Micrel was founded in 1978 and was initially engaged in the business of providing semiconductor test services. In 1981, Micrel expanded its business operations and began providing wafer fabrication services and manufacturing custom integrated circuits. The Company has shifted its focus and revenue base from custom and foundry products to standard products. Standard products sales increased to 73% of net revenues for the quarter ended June 30, 1997 as compared to 65% for the same period in the prior year. For the first six months ended June 30, 1997 and 1996, the Company's standard products sales accounted for 74% and 64% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales.

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


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                       Three Months Ended    Six Months Ended
                                           June 30,               June 30,
                                       ------------------   -----------------
                                        1997       1996       1997       1996
                                       -----       -----     -----      -----
Net revenues                           100.0%      100.0%    100.0%     100.0%
Cost of revenues                        47.0        49.0      47.7       49.1
                                       -----       -----     -----      -----
  Gross margin                          53.0        51.0      52.3       50.9
Operating expenses:
 Research and development               13.2        12.3      13.8       12.9
 Selling, general and administrative    16.8        18.8      16.4       18.4
                                       -----       -----     -----      -----
  Total operating expenses              30.0        31.1      30.2       31.3
                                       -----       -----     -----      -----
Income from operations                  23.0        19.9      22.1       19.6
Other income, net                        0.9         1.0       1.0        1.2
                                       -----       -----     -----      -----
Income before income taxes              23.9        20.9      23.1       20.8
Provision for income taxes               8.1         7.1       7.9        7.1
                                       -----       -----     -----      -----
Net income                              15.8%       13.8%     15.2%      13.7%
                                       =====       =====     =====      =====

Net Revenues. Net revenues increased for the quarter and six months ended June 30, 1997 as compared to the corresponding periods of the prior year. Net revenues were $24.3 million and $46.4 million for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


quarter and six months ended June 30, 1997, respectively, an increase of 59% over $15.3 million and $29.2 million for both comparable periods in 1996. The growth in net revenues on a quarterly and year-to-date basis is due, in part, to higher standard products revenues which grew to 73% and 74% of net revenues for the quarter and six months ended June 30, 1997, respectively, from 65% and 64% for each of the comparable periods in 1996. On a dollar basis, standard products revenues increased 77% to $17.7 million for the quarter ended June 30, 1997 from $10.0 million for the comparable period in 1996 and by 84% to $34.4 million for the six months ended June 30, 1997 from $18.7 million for the comparable period in 1996. Sales of standard products by the Company during the quarter and six months were led by the increased sales of low dropout regulators, computer peripheral IC components, MOS drivers, and switching regulators. Such products were sold to manufacturers of portable computing, computing peripherals, telecommunications and industrial products.

The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry despite an increase in unit demand for integrated circuits. During the second quarter of 1997, standard product customer demand continued to be short-term focused due to shorter than historical order lead times: customer requested lead times, however, did begin to increase slightly during the quarter ended June 30, 1997. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders close to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company has sought to address these reduced order lead times by implementing faster production cycles.

International sales represented 47% and 41% of net revenues for the quarters ended June 30, 1997 and 1996, respectively. Revenues from international sales for the six months ended June 30, 1997 and 1996, accounted for 47% and 40% of net revenues, respectively. The increase in international sales resulted from shipments to manufacturers of personal computers and communications products and demand for the Company's products primarily in Asian markets and, to a lesser extent, in Europe. The Company believes that if the Company's standard products sales continue to increase as a percentage of net revenues, international sales will similarly increase as a percentage of net revenues.

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

Gross Margin. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 53% and 52% for the quarter and the six months ended June 30, 1997 from 51% for each of the comparable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


periods in 1996. The improvement in gross margin reflected increased capacity utilization and the continuing shift in product mix to standard products.

Research and Development Expenses. Research and development expenses include costs associated with the development of new processes and the definition, design and development of standard products. The Company's research and development expenses increased by approximately $1.3 million, or 69%, to $3.2 million for the quarter ended June 30, 1997 from $1.9 million for the comparable period in 1996. For the six months ended June 30, 1997, research and development expenses increased by $2.6 million or 70%, to $6.4 million from $3.8 million for the comparable period in 1996. The increase in research and development expenses during the quarter and six months ended June 30, 1997 was primarily due to increased costs associated with the Company's conversion to six inch wafer fabrication, design services, prototype wafers and increased engineering staffing to support the development of new standard products. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on a dollar basis to approximately $4.1 million or 17% of net revenues for the second quarter in 1997 from $2.9 million or 19% of net revenues for the comparable period in 1996. For the six months ended June 30, 1997, these expenses increased on a dollar basis by $2.2 million or 41% to $7.6 million from $5.4 million for the comparable period in 1996 while declining on a percentage basis to 16% of net revenues for the six months ended June 30, 1997 from 18% for the comparable period in 1996. The dollar increase during the quarter and six months ended June 30, 1997 was principally attributable to higher commissions, advertising, and other sales and marketing and promotion expenses associated with the growth of the Company's standard products sales organization.

Other Income, Net. Other income, net reflects interest income from the investment of cash balances and short-term investments, which is partially offset by interest incurred by the Company on its line of credit borrowings and term notes. Other income, net increased by $61,000 to $218,000 for the quarter ended June 30, 1997 from $157,000 for the comparable period in 1996. For the six months ended June 30, 1997, other income, net increased to $440,000 from $351,000 for the comparable period in 1996. During both the quarter and six months ended June 30, 1997, interest income increased slightly as compared to the comparable periods in the prior year due to an increase in average cash and investment balances and interest expenses decreased due to a reduction in average amount of notes payable.

Provision for Income Taxes. For each of the quarters and six months ended June 30, 1997 and 1996, the provision for income taxes was 34% of income before taxes for each quarter. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate. The 1997 and 1996 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, a bank line of credit and sales of common stock. Principal sources of liquidity at June 30, 1997 consisted of cash and short-term investments of $17.5 million and borrowing facilities consisting of (i) $3.0 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


 under a revolving line of credit, of which all was unused and available, and
(ii) $5.0 million under a non-revolving line of credit, under which there were no borrowings outstanding at June 30, 1997. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1997, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. These borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants which include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 1997.

The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software charges. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased, bear interest at prime and are subject to the same restrictive covenants as the revolving line of credit.

Under two other notes payable, the Company had $0.4 million and $1.5 million outstanding at June 30, 1997. The notes are collateralized by the equipment purchased.

The Company's working capital increased by $0.4 million to $33.4 million as of June 30, 1997 from $33.0 million as of December 31, 1996. The increase was primarily attributable to a $3.9 million increase in accounts receivable combined with increases in cash, cash equivalents and short-term investments of $1.0 million for the six months ended June 30, 1997 which were partially offset by a $2.9 million decrease in inventory combined with a $1.1 million increase in accrued compensation and a $0.6 million increase in accounts payable. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

The Company's cash flows from operating activities increased to approximately $12.0 million for the six months ended June 30, 1997 from approximately $5.2 million for the six months ended June 30, 1996. The increase was primarily attributable to net income of $7.1 million and a $2.9 million decrease in inventory combined with an increase in current liabilities of $1.4 million , which were partially offset by an increase in accounts receivable.

The Company's investing activities during the six months ended June 30, 1997 used cash of approximately $12.6 million compared to $4.0 million of cash used for investing activities during the same period in 1996. The increase in cash usage resulted primarily from an incremental $7.4 million increase in equipment purchases primarily relating to the six-inch wafer fabrication operation during the six months ended June 30, 1997 and $1.2 million in net additional purchases of short-term investments.

Financing activities during the six months ended June 30, 1997 provided cash of approximately $0.6 million compared to $16,000 of cash provided by financing activities during the same period in 1996. This change was the result of an increase of $0.4 million in proceeds from the issuance of common stock through the exercise of stock options during the six months ended June 30, 1997 as compared to the same period in 1996, and a $134,000 reduction in repayments of long-term debt during the same periods.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 22, 1997 at 10:00 a.m., local time, at its principal corporate offices located at 1931 Fortune Drive, San Jose, California. The Annual Meeting was held for the purpose of (a) electing the Board of Directors, (b) ratifying and approving the Company's independent auditors for the fiscal year ending December 31, 1997 and (c) transacting other business as may properly come before the Annual Meeting. The two matters below were voted upon and approved:

Matter No. 1 - Election of Board of Directors:

The following persons were duly elected to the Board for the ensuing year and until their successors are duly elected and qualified:

             NOMINATION               FOR           ABSTAINED
          ----------------         ---------        ---------
          Raymond D. Zinn          8,639,758          7,200
          Warren H. Muller         8,643,758          3,200
          Larry L. Hansen          8,643,298          3,660
          George Kelly             8,643,578          3,380
          Dale L. Peterson         8,643,758          3,200


Matter No. 2 - Ratification of the Appointment of Deloitte & Touche LLP as the Independent Auditors for the Fiscal Year Ending December 31, 1997:

                NOMINATION            FOR            AGAINST    ABSTAINED
          ---------------------    ---------         -------    ---------
          Deloitte & Touche LLP    8,646,008           150         800


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

     Exhibit
     Number                        Description                          Page
     -------   -------------------------------------------------------  ----
     11.1     Statement regarding calculation of net income per share.  16
      27.1     Financial Data Schedule.                                  17

  (b) Reports on Form 8-K.   The Company did not file any Reports on Form 8-K
      --------------------
      during the quarter ended June 30, 1997.

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



                                                    MICREL, INCORPORATED
                                                    --------------------
                                                        (Registrant)



Date:  July 24, 1997                            By  /S/  ROBERT J. BARKER
                                                    ---------------------
                                                      Robert J. Barker
                                                 Vice President, Finance and
                                                   Chief Financial Officer
                                                  (Authorized Officer and
                                                 Principal Financial Officer)