Form 10-Q
period 1997-09-30
MICREL INC
filed 1997-10-24
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from               to             .
                                   ---------------  -------------

                           Commission File Number  0-25236



                         M I C R E L,   I N C O R P O R A T E D
                  (Exact name of Registrant as specified in its charter)


             California                                       94-2526744
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


             1849 Fortune Drive, San Jose, CA         95131
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


As of September 30, 1997 there were 19,331,846 shares of common stock, no par value, outstanding.

This Report on Form 10-Q includes 18 pages with the Index to Exhibits located on page 13.

                              MICREL, INCORPORATED
                                    INDEX TO
                               REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1997


                                                                        Page
                                                                        ----
                        PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - September 30, 1997
           and December 31, 1996                                          3

           Condensed Consolidated Income Statements - For the Three
           and Nine Months Ended September 30, 1997 and 1996              4

           Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 1997 and 1996                       5

           Notes to Condensed Consolidated Financial Statements           6


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      8


                         PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                             13

  Item 6.  Exhibits and Reports on Form 8-K                              13

           Signature                                                     14

ITEM 1.    FINANCIAL STATEMENTS

                              MICREL, INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share amounts)

                                                  September 30,   December 31,
                                                       1997          1996 (1)
                                                  -------------   -----------
                                                   (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  2,048        $  3,239
  Short-term investments                               16,528          13,334
  Accounts receivable, net                             13,448           8,748
  Inventories                                          10,763          13,922
  Other current assets                                  3,074           3,038
                                                     --------        --------
        Total current assets                           45,861          42,281

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET              29,820          17,476

OTHER ASSETS                                              212             251
                                                     --------        --------
TOTAL                                                $ 75,893        $ 60,008
                                                     ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $  3,225        $  2,409
  Deferred income on shipments to distributors          1,520           1,180
  Other current liabilities                             6,220           5,714
                                                     --------        --------
        Total current liabilities                      10,965           9,303

LONG-TERM OBLIGATIONS                                   2,629           3,274

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none           -               -
  Common stock, no par value - authorized:
   50,000,000 shares; issued and outstanding:
   1997 - 19,331,846; 1996 - 18,661,286                24,636          21,315
  Net unrealized losses on short-term investments           -              (2)
  Retained earnings                                    37,663          26,118
                                                     --------        --------
    Total shareholders' equity                         62,299          47,431
                                                     --------        --------
TOTAL                                                $ 75,893        $ 60,008
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

                              MICREL, INCORPORATED

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                    (in thousands, except per share amounts)



                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                    ------------------     ------------------
                                      1997     1996          1997      1996
                                    --------  --------     --------  --------
NET REVENUES                        $ 27,203  $ 17,614     $ 73,643  $ 46,841

COST OF REVENUES                      12,660     8,602       34,817    22,965
                                    --------  --------     --------  --------
GROSS MARGIN                          14,543     9,012       38,826    23,876

OPERATING EXPENSES:
 Research and development              3,532     2,338        9,916     6,094
 Selling, general and administrative   4,473     3,191       12,087     8,581
                                    --------  --------     --------  --------
       Total operating expenses        8,005     5,529       22,003    14,675
                                    --------  --------     --------  --------
INCOME FROM OPERATIONS                 6,538     3,483       16,823     9,201

OTHER INCOME, NET                        230       179          670       530

INCOME BEFORE INCOME TAXES             6,768     3,662       17,493     9,731

PROVISION FOR INCOME TAXES             2,301     1,244        5,948     3,308
                                    --------  --------     --------  --------

NET INCOME                          $  4,467  $  2,418     $ 11,545  $  6,423
                                    ========  ========     ========  ========
NET INCOME PER COMMON
 AND EQUIVALENT SHARE               $   0.21  $   0.12     $   0.56  $   0.32
                                    ========  ========     ========  ========
SHARES USED IN COMPUTING
 PER SHARE AMOUNTS                    21,054    20,076       20,775    19,942
                                    ========  ========     ========  ========


See notes to condensed consolidated financial statements.

                              MICREL, INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)
                                                      Nine Months Ended
                                                        September 30,
                                                    -----------------------
                                                       1997           1996
                                                     ---------     ---------
Net cash provided by operating activities            $  17,804     $   8,568
                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of equipment and leasehold
    improvements                                       (16,818)       (6,910)
  Purchases of short-term investments                  (29,094)      (17,694)
  Proceeds from sales and maturities of
    short-term investments                              25,900        19,450
                                                     ---------     ---------
      Net cash used in investing activities            (20,012)       (5,154)
                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                             (904)       (1,049)
 Proceeds from the issuance of common stock              1,921           809
                                                     ---------     ---------

     Net cash provided by (used in)
       financing activities                              1,017          (240)
                                                     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,191)        3,174

CASH AND CASH EQUIVALENTS - Beginning of period          3,239         1,901
                                                     ---------     ---------

CASH AND CASH EQUIVALENTS - End of period            $   2,048     $   5,075
                                                     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                              $     143     $     232
                                                     =========     =========
 Cash paid for income taxes                          $   4,084     $   2,985
                                                     =========     =========

See notes to condensed consolidated financial statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 1997 and for the quarter and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K for the year ended December 31, 1996.

Net Income per Common and Equivalent Share - Net income per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options using the treasury stock method. In July 1997, the Company declared a two-for-one stock split of its common stock in the form of a 100% stock dividend payable August 19, 1997, on all shares of common stock outstanding as of August 4, 1997. All share and per share information has been adjusted to retroactively give effect to the stock split for all periods presented.


2.   INVENTORIES

Inventories consist of the following (in thousands):

                                               September 30,   December 31,
                                                   1997            1996
                                               ------------   -------------
    Finished goods                               $   2,048       $   2,735
    Work in process                                  6,879           8,313
    Raw materials                                    1,836           2,874
                                                 ---------       ---------
                                                  $ 10,763        $ 13,922
                                                 =========       =========

3.     BORROWING  ARRANGEMENTS

Under a revolving line of credit and security agreement, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $3.0 million. Borrowings under the line of credit agreement bear interest at prime (8.5% at September 30, 1997) and are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at September 30, 1997.

Under the same loan agreement, the Company has a non-revolving bank line of credit of $5.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software charges. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased, bear interest at prime and are subject to the same restrictive covenants as the operating line of credit. The Company had not borrowed against the line at September 30, 1997 and $5.0 million is available under this agreement through September 30, 1998.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The borrowing agreement contains certain restrictive covenants which include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 1997.

Under another nonrevolving bank line of credit that expired, the Company had $1.6 million outstanding at September 30, 1997 under term notes that are collateralized by the equipment purchased.

This revolving line of credit and security agreement was renewed on October 6, 1997 and expires on September 30, 1998, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice.

4.     SIGNIFICANT  CUSTOMERS

No single customer accounted for more than ten percent of net revenues during the nine months ended September 30, 1997. During the comparable period in 1996, one customer, Lexmark, accounted for $6.0 million (13%) of net revenues.

5.     RECENTLY ISSUED ACCOUNTING STANDARDS

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

Pro Forma amounts for basic and diluted EPS assuming SFAS 128 had been in effect since January 1, 1996 are as follows:

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                 ------------------       -----------------
                                  1997        1996         1997       1996
                                 ------      ------       ------     ------
      Basic                      $ 0.23      $ 0.13       $ 0.61     $ 0.35
      Diluted                    $ 0.21      $ 0.12       $ 0.56     $ 0.32


In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Micrel was founded in 1978 and was initially engaged in the business of providing semiconductor test services. In 1981, Micrel expanded its business operations and began providing wafer fabrication services and manufacturing custom integrated circuits. The Company has shifted its focus and revenue base from custom and foundry products to standard products. Standard products sales increased to 77% of net revenues for the quarter ended September 30, 1997 as compared to 63% for the same period in the prior year. For the first nine months ended September 30, 1997 and 1996, the Company's standard products sales accounted for 75% and 64% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales.

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

In July 1997, the Company declared a two-for-one stock split of its common stock in the form of a 100% stock dividend payable August 19, 1997, on all shares of common stock outstanding as of August 4, 1997. All share and per share information has been adjusted to retroactively give effect to the stock split for all periods presented.


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                        -------------------  -----------------
                                         1997       1996      1997      1996
                                        ------     ------    ------    ------
Net revenues                             100.0%     100.0%    100.0%    100.0%
Cost of revenues                          46.5       48.8      47.3      49.0
                                        ------     ------    ------    ------
 Gross margin                             53.5       51.2      52.7      51.0
                                        ------     ------    ------    ------
Operating expenses:
 Research and development                 13.0       13.3      13.4      13.0
 Selling, general and administrative      16.5       18.1      16.4      18.3
                                        ------     ------    ------    ------
   Total operating expenses               29.5       31.4      29.8      31.3
                                        ------     ------    ------    ------
Income from operations                    24.0       19.8      22.9      19.7
Other income, net                          0.9        1.0       0.9       1.1
                                        ------     ------    ------    ------
Income before income taxes                24.9       20.8      23.8      20.8
Provision for income taxes                 8.5        7.1       8.1       7.1
                                        ------     ------    ------    ------
Net income                                16.4%      13.7%     15.7%     13.7%
                                        ======     ======    ======    ======

Net Revenues. Net revenues increased for the quarter and nine months ended September 30, 1997 as compared to the corresponding periods of the prior year. Net revenues were $27.2 million and $73.6 million for the quarter and nine months ended September 30, 1997, respectively, an increase of 54% and 57% over $17.6 million and $46.8 million for the comparable periods in 1996. The growth in net revenues on a quarterly and year-to-date basis is due, in part, to higher standard products revenues which grew to 77% and 75% of net revenues for the quarter and nine months ended September 30, 1997, respectively, from 63% and 64% for each of the comparable periods in 1996. On a dollar basis, standard products revenues increased 88% to $21.0 million for the quarter ended September 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


1997 from $11.2 million for the comparable period in 1996 and by 85% to $55.4 million for the nine months ended September 30, 1997 from $29.9 million for the comparable period in 1996. Sales of standard products by the Company during the quarter and nine months were led by the increased sales of low dropout regulators, computer peripheral IC components, MOS drivers, and switching regulators. Such products were sold to manufacturers of portable computing, computing peripherals, telecommunications and industrial products.

The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry despite an increase in unit demand for integrated circuits. During the third quarter of 1997, standard product customer demand continued to be short-term focused due to shorter than historical order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders close to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company has sought to address these reduced order lead times by implementing faster production cycles.

International sales represented 50% and 39% of net revenues for the quarters ended September 30, 1997 and 1996, respectively. Revenues from international sales for the nine months ended September 30, 1997 and 1996, accounted for 49% and 40% of net revenues, respectively. The increase in international sales resulted from shipments to manufacturers of personal computers and communications products and demand for the Company's products primarily in Asian markets and, to a lesser extent, in Europe. The Company believes that if the Company's standard products sales continue to increase as a percentage of net revenues, international sales will similarly increase as a percentage of net revenues.

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

Gross Margin. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 54% and 53% for the quarter and the nine months ended September 30, 1997 from 51% for each of the comparable periods in 1996. The improvement in gross margin reflected increased capacity utilization.

Research and Development Expenses. Research and development expenses include costs associated with the development of new processes and the definition, design and development of standard products. The Company's research and development expenses increased by approximately $1.2 million, or 51%, to $3.5 million for the quarter ended September 30, 1997 from $2.3 million for the comparable period in 1996. For the nine months ended September 30, 1997, research and development expenses increased by $3.8 million or 63%, to $9.9 million from $6.1 million for the comparable period in 1996. The increase in research and development expenses during the quarter and nine months ended September 30, 1997 was primarily due to increased costs associated with the Company's conversion to six-inch wafer fabrication, and increased engineering staffing to support the development of new standard products. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on a dollar basis to approximately $4.5 million or 16% of net revenues for the third quarter in 1997 from $3.2 million or 18% of net revenues for the comparable period in 1996. For the nine months ended September 30, 1997, these expenses increased on a dollar basis to $12.1 million from $8.6 million for the comparable period in 1996 while declining on a percentage basis to 16% of net revenues for the nine months ended September 30, 1997 from 18% for the comparable period in 1996. The dollar increase during the quarter and nine months ended September 30, 1997 was principally attributable to higher commissions, advertising, and other sales and administrative expenses associated with the growth of the Company's standard products revenues.

Other Income, Net. Other income, net reflects interest income from the investment of cash balances and short-term investments, which is partially offset by interest incurred by the Company on its line of credit borrowings and term notes. Other income, net increased by $51,000 to $230,000 for the quarter ended September 30, 1997 from $179,000 for the comparable period in 1996. For the nine months ended September 30, 1997, other income, net increased to $670,000 from $530,000 for the comparable period in 1996. During both the quarter and nine months ended September 30, 1997, interest income increased slightly as compared to the comparable periods in the prior year due to an increase in average cash and investment balances and interest expenses decreased due to a reduction in average amount of notes payable.

Provision for Income Taxes. For each of the quarters and nine months ended September 30, 1997 and 1996, the provision for income taxes was 34% of income before taxes. The income tax provision for such interim interim periods reflects the Company's estimated annual income tax rate. The 1997 and 1996 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 1997 consisted of cash and short-term investments of $18.6 million and borrowing facilities consisting of (i) $3.0 million under a revolving line of credit, of which all was unused and available, and (ii) $5.0 million under a non-revolving line of credit, under which there were no borrowings outstanding at September 30, 1997. The two lines of credit are covered by the same loan and security agreement. This agreement was renewed on October 6, 1997 and expires on September 30, 1998, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. These borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants which include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 1997.

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

Under two other notes payable, the Company had $0.3 million and $1.3 million outstanding at September 30, 1997. The notes are collateralized by the equipment purchased.

The Company's working capital increased by $1.9 million to $34.9 million as of September 30, 1997 from $33.0 million as of December 31, 1996. The increase was primarily attributable to a $4.7 million increase in accounts receivable combined with increases in cash, cash equivalents and short-term investments of $2.0 million for the nine months ended September 30, 1997 which were partially offset by a $3.2 million decrease in inventory combined with a $0.8 million increase in accounts payable and a $0.4 million increase in income taxes payable. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company's cash flows from operating activities increased to approximately $17.8 million for the nine months ended September 30, 1997 from $8.6 million for the comparable prior year period. The increase was primarily attributable to an increase in net income to $11.5 million for the nine months ended September 30, 1997 from $6.4 million for the comparable prior year period and to a $3.2 million decrease in inventory combined with a $1.7 million increase in current liabilities, which were partially offset by a $4.7 million increase in accounts receivable resulting from higher sales.

The Company's investing activities during the nine months ended September 30, 1997 used cash of approximately $20.0 million compared to $5.2 million of cash used for investing activities during the comparable period in 1996. The increase in cash used resulted primarily from an incremental $9.9 million increase in equipment purchases and leasehold improvements primarily relating to the six-inch wafer fabrication operation during the nine months ended September 30, 1997 and $5.0 million in net additional purchases of short-term investments.

Financing activities during the nine months ended September 30, 1997 provided cash of approximately $1.0 million compared to $0.2 million of cash used in financing activities during the comparable period in 1996. This change was the result of an increase of $1.1 million in proceeds from the issuance of common stock through the exercise of stock options during the nine months ended September 30, 1997 as compared to the same period in 1996, and a $145,000 reduction in repayments of long-term debt during the same periods.

The Company currently intends to spend up to approximately $25.0 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 1998 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.



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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.
      ---------
      Exhibit
      Number                  Description                              Page
      ------- ------------------------------------------------------   -----
       10.1   Twelfth Amendment dated October 6, 1997 to Amended and
              Restated Loan and Security Agreement dated November 29,
              1990 between the Registrant and Bank of the West, as
              amended February 11, 1991, August 6, 1991, October 31,
              1991, June 24, 1992, September 24, 1992, August 16, 1993,
              April 29, 1994, July 2, 1994, August 23, 1994, September
              30, 1994, and October 24, 1994 and September 30, 1996.     15
       11.1   Statement regarding calculation of net income per share.   17
       27.1   Financial Data Schedule.                                   18

 (b)  Reports on Form 8-K.   The Company filed Report on Form 8-K, dated
      --------------------
      August 13, 1997, in connection with its declaration of a two-for-one stock split of the registrant's common stock ("Common Stock") effected in the form of a 100% dividend payable August 19, 1997 on all shares of the Common Stock outstanding as of August 4, 1997.

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



                                                  MICREL, INCORPORATED
                                                  --------------------
                                                      (Registrant)


Date:  October 24, 1997                      By:  /S/  ROBERT J. BARKER
                                                  ---------------------
                                                     Robert J. Barker
                                               Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Authorized Officer and
                                                 Principal Financial Officer)