Form 10-K
period 1997-12-31
MICREL INC
filed 1998-02-27
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from  ____________ to ____________.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of January 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $407,743,199 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of January 30, 1998, the Registrant had outstanding 19,517,014 shares of Common Stock.

                        __________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders (Part III).


   This Report on Form 10-K includes 48 pages with the Index to Exhibits located on pages 25 to 26.

                                MICREL, INCORPORATED
                                      INDEX TO
                            ANNUAL REPORT ON FORM 10-K
                         FOR YEAR ENDED DECEMBER 31, 1997


                                                                      Page
                                       PART I

Item 1   Business                                                       3
Item 2   Properties                                                    13
Item 3   Legal Proceedings                                             13
Item 4   Submission of Matters to a Vote of Security Holders           13

                                 PART II

Item 5   Market for the Registrant's Common Equity and Related
         Shareholder Matters                                           14
Item 6   Selected Financial Data                                       15
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           16
Item 7A  Quantitative and Qualitative Disclosures About Market Risk    22
Item 8   Financial Statements and Supplementary Data                   22
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                           22


                                 PART III

Item 10   Directors and Executive Officers of the Registrant           23
Item 11   Executive Compensation                                       24
Item 12   Security Ownership of Certain Beneficial Owners
          and Management                                               24
Item 13   Certain Relationships and Related Transactions               24


                                 PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                  25
Signatures                                                             44

                                      PART I

ITEM 1.  BUSINESS

General

   The Company was incorporated in California in July 1978. References to the "Company" and "Micrel" refer to Micrel, Incorporated and Subsidiaries, which also does business as Micrel Semiconductor. The Company's principal executive offices are located at 1849 Fortune Drive, San Jose, California 95131. The Company's telephone number is (408) 944-0800.

   Micrel designs, develops, manufactures and markets a range of high-performance analog integrated circuits. The Company currently ships over 850 standard products and has derived the majority of its standard products revenue for the year ended December 31, 1997 from sales of analog integrated circuits for power management. These circuits are used in a wide variety of electronic products, including those in the communications, computer and industrial markets. The Company's standard products business has represented the Company's most rapidly growing revenue source. For the years ended December 31, 1997, 1996, and 1995, the Company's standard products accounted for 76%, 66% and 56%, respectively, of the Company's net revenues. In addition, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services for a diverse range of customers who produce electronic systems for communications, consumer and military applications.

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

     Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 850 standard products, with net revenues from standard products generating 76% of the Company's net revenues for the year ended December 31, 1997. Micrel intends to continue to transition to standard products and believes that its long-term growth will depend substantially on its ability to increase standard products sales in its existing markets and to penetrate new standard products markets. The Company, however, will from time to time pursue additional custom and foundry business as opportunities arise.

     Target Power Analog Circuit Markets. Micrel has leveraged its expertise in analog circuits by addressing market opportunities in cellular telephones, battery powered computers and desktop personal computers. A majority of the Company's standard products net revenues for the year ended December 31, 1997 were derived from standard products relating to power management.

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

                        Net Revenues by Product Category
                              (dollars in thousands)


                                                  Years Ended  December 31,
                                              -------------------------------
                                                 1997       1996       1995
                                              ---------  ---------  ---------
                                                                    <C.
        Net Revenues Data:
        Standard Products                     $  79,203  $  43,530  $  29,576
        Custom and Foundry Products              24,955     22,714     23,459
                                              ---------  ---------  ---------
        Total net revenues                    $ 104,158  $  66,244  $  53,035
                                              =========  =========  =========

        As a Percentage of Total Net Revenues:
        Standard Products                            76%        66%        56%
        Custom and Foundry Products                  24         34         44
                                              ---------  ---------  ---------
        Total net revenues                          100%       100%       100%
                                              =========  =========  =========

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

   Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel also provides a range of high performance LDO regulators that convert, regulate, switch and control the DC voltages used in cellular telephones. Micrel's SuperBeta PNP LDO regulators enable cellular telephones to continue to operate effectively until the battery is almost completely exhausted. Micrel products are designed to reduce board space and decrease system cost. In addition, Micrel offers switch mode power supply ("SMPS") regulators that convert AC to useable DC power in battery chargers and cellular base stations.

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

   Automotive Electronics Market. Micrel's LDO products, including the line of monolithic SuperBeta PNP LDO regulators, have been designed in for such automotive controller applications and safety features as automotive airbags and antilock brake systems. Micrel is developing several other products for the automotive electronic market. For each of the years ended December 31, 1997, 1996, and 1995, the automotive electronics market represented less than 2% of net revenues.

   General Purpose Analog. During 1997, Micrel introduced a variety of general purpose analog products including timers, op-amps, and a family of intelligent controlled one and two amp switches. These products were focused on the low voltage and low current applications.

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

Sales, Distribution and Marketing

   The Company sells its products through a worldwide network of independent sales representative firms and distributor firms and through a direct sales staff. The Company currently utilizes 20 independent sales representative firms in the United States and Canada. The Company currently utilizes four national distributor firms. In the year ended December 31, 1997, sales through North American distributor firms accounted for 11% of the Company's net revenues. As the Company continues its transition to standard products, the Company believes that its sales through representative firms and distributor firms will be increasingly important and will account for an increasing percentage of the Company's net revenues.

   The Company sells its products in Europe through a direct sales staff in England as well as independent sales representative firms, independent distributors and independent stocking representative/distributor firms. Asian sales are handled through independent stocking representative/distributor firms with Micrel sales offices in Korea and Taiwan. The stocking representatives/distributor firms may buy and stock the Company's products for resale or may act as the Company's agent in arranging for direct sales from the Company to an OEM customer.

   Sales to customers in North America, Asia and Europe accounted for 50%, 37% and 13%, respectively, of the Company's net revenues for the year ended December 31, 1997 compared to 59%, 30% and 11%, respectively, of the Company's net revenues for 1996 and 66%, 22% and 12%, respectively, of the Company's net revenues for 1995. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers.

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


Customers

   For the year ended December 31, 1997, one customer, Qualcomm, accounted for 11% of the Company's net revenues. For the year ended December 31, 1996, one customer, Lexmark, accounted for 11% of the Company's net revenues. For the year ended December 31, 1995, no single customer accounted for ten percent or more of the Company's net revenues.


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

     SuperBeta PNP - The Company's proprietary SuperBeta PNP process technology allows power transistors to be driven with much lower current as compared to conventional PNP Bipolar technology, which gives such transistors a competitive advantage.

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


Research and Development

   The ability of the Company to compete will substantially depend on its ability to define, design, develop and introduce on a timely basis new products offering design or technology innovations. Research and development in the analog integrated circuit industry is characterized primarily by circuit design and product engineering that enables new functionality or improved performance. The Company's research and development efforts are also directed at its process technologies and focus on cost reductions to existing manufacturing processes and the development of new process capabilities to manufacture new products and add new features to existing products. With respect to more established products, the Company's research and development efforts also include product redesign, shrinkage of device size and the reduction of mask steps in order to improve yields per wafer and reduce per device costs.

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

   In 1997, 1996, and 1995 the Company spent approximately $14.0 million, $8.6 million, and $6.5 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities. The Company is currently developing, and may in the future develop, certain types of standard products with which the Company has only limited experience. Certain of these new standard products will be targeted at emerging market segments in which the Company has not previously participated. Additionally, there can be no assurance that the Company will be able to identify new standard product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others.


Patents and Intellectual Property Protection

   The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide competitive advantage to the Company. The Company currently holds 28 United States patents on semiconductor devices and methods, with various expiration dates through 2016. The Company has applications for 6 United States patents pending. The Company holds no issued foreign patents and has applications for 29 foreign patents pending. The Company has also routinely protected its numerous original mask sets under mask work laws. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will issue or will be issued with the scope of the claims sought by the Company. Notwithstanding the Company's active pursuit of patent and mask work protection, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent and copyright ownership.

   The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. To the extent that the Company becomes involved in such intellectual property litigation, it could result in substantial costs and diversion of resources to the Company and could have a material adverse effect on the Company's financial condition or results of operations.

   On May 9, 1994, Linear Technology Corporation ("Linear"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claims that two of the Company's products infringe one of Linear's patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. The Company has asserted defenses of invalidity and unenforceability of the Linear patent at issue, as well as noninfringement of such patent. The Company believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition or results of operation. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in such litigation. Accordingly, the pending litigation with Linear as well as potential future litigation with other companies could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition or results of operations. In addition, Linear has previously notified the Company that certain of the Company's products may infringe other Linear patents.


Supply of Materials and Purchased Components

   Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products which is performed by, and certain of the raw materials included in such products are obtained from a limited group of suppliers. For example, four-inch, and six-inch going forward, silicon substrates, which are a key ingredient in the Company's products, are currently available from four suppliers and are subject to long ordering lead times. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have at least a temporary adverse effect on the Company's financial condition or results of operations. The Company has rarely experienced delays in obtaining raw materials, which have adversely affected production.


Manufacturing

   All of Micrel's wafers are manufactured at its facility in San Jose, California. This 57,000 square foot office and manufacturing facility contains a 24,800 square foot clean room facility, which provides all production processes. The San Jose facility is classified as a Class 10 facility, which means that the facility achieves a clean room level of fewer than 10 foreign particles larger than 0.5 microns in size in each cubic foot of space. In the third quarter of 1996, the Company began purchasing equipment that will allow the processing of six inch wafers and allow process lithography as small as one micron. In the third quarter of 1997, the Company began processing certain products using six inch wafers. In the fourth quarter of 1997, approximately 5% of wafer fab outputs were produced using six inch wafers. In February 1995, the Company leased approximately 63,000 square feet of additional adjacent space in San Jose and began using the structure as a testing facility in June 1995.

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

   Generally, each die on the Company's wafers is electrically tested for performance, and most of the wafers are subsequently sent to independent assembly and final test contract facilities in Malaysia and other Asian countries. At such facilities, the wafers are separated into individual circuits and packaged. The Company's reliance on independent assemblers may subject the Company to longer manufacturing cycle times. The Company from time to time has experienced competition with respect to these contractors from other manufacturers seeking assembly of circuits by independent contractors. Although the Company currently believes that alternate foreign assembly sources could be obtained without significant interruption, there can be no assurance that such alternate sources could be obtained quickly.

   The Company manufactures all of its products at one wafer fabrication facility. Given the nature of the Company's products, it would be difficult to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize the Company's manufacturing facility as a result of fire, natural disaster or otherwise, would have a material adverse effect on the Company's financial condition or results of operations.


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

   Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. The Company's principal competitors include Linear Technology Corporation and National Semiconductor Corporation in one or more of its product areas. Other competitors include Texas Instruments, Motorola, Maxim Integrated Products, Inc. and certain Japanese manufacturers. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competitors.

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

Backlog

   At December 31, 1997, the Company's backlog was approximately $39.9 million, all of which is scheduled to be shipped during the first six months of 1998. At December 31, 1996, the Company's backlog was approximately $21.6 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders required to be shipped within the next six months. Shipments to United States and Canadian distributors are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because the Company's sales will often reflect orders shipped in the same quarter that they are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


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


Employees

   As of December 31, 1997, the Company had 546 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

   The Company's main executive, administrative, manufacturing and technical offices are located in a 57,000 square foot facility and an adjacent 63,000 square foot facility in San Jose, California under lease agreements that expire in May 2000 and May 2005 respectively. The Company fabricates its wafers at this location in a 24,800 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, the Company also the uses this location as a testing facility.

   The Company believes that its existing and planned facilities are adequate for its current manufacturing needs. The Company believes that if it should need additional space, such space would be available at commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

   On May 9, 1994, Linear Technology Corporation, a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation
v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claims that two of the Company's products infringe one of Linear's patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. The Company has asserted defenses of invalidity and unenforceability of the Linear patent at issue, as well as noninfringement of such patent. The Company believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition or results of operation. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in such litigation. Accordingly, the pending litigation with Linear as well as potential future litigation with other companies could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition or results of operations. In addition, Linear has previously notified the Company that certain of the Company's products may infringe other Linear patents.

   Certain additional claims and lawsuits have also arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's results of operation or financial position.

   In the event of an adverse ruling in any intellectual property litigation that now exists or might arise in the future, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license substitute technology on commercially reasonable terms, the Company's financial position and results of operations could be adversely affected.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                      PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

   The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq National Market under the trading Symbol "MCRL". The range of daily closing prices per share for the Company's common stock from January 1, 1996 to December 31, 1997 was:

               Year Ended December 31, 1997:        High          Low

               Fourth quarter                     $ 46.313     $ 23.000
               Third quarter                      $ 42.313     $ 23.813
               Second quarter                     $ 26.625     $ 13.500
               First quarter                      $ 20.000     $ 14.500

               Year Ended December 31, 1996:        High          Low

               Fourth quarter                     $ 16.250     $  9.625
               Third quarter                      $ 11.875     $  6.250
               Second quarter                     $  9.375     $  6.125
               First quarter                      $ 10.125     $  6.250


   In July 1997, the Company declared a two-for-one stock split of its common stock in the form of a 100% stock dividend payable August 19, 1997, on shares of common stock outstanding as of August 4, 1997. All share and per share information has been adjusted to retroactively give effect to the stock split for all periods presented.

   The reported last sale price of the Company's Common Stock on the Nasdaq National Market on December 31, 1997 was $28.000. The approximate number of holders of record of the shares of the Company's Common Stock was 98 as of January 30, 1998. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of January 30, 1998 was approximately 2000.

   The Company has authorized Common Stock, no par value and Preferred Stock, no par value. The Company has not issued any Preferred Stock.

   The Company has not paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the Company's capital stock without the lender's prior written consent. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements contained in Item 8.

   During the year ended December 31, 1997, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

                                          Years Ended December 31,
                              ------------------------------------------------
                                1997      1996      1995      1994      1993(1)
                              --------  --------  --------  --------  --------
                                  (in thousands, except per share amounts)
Income Statement Data:
  Net revenues                $104,158  $ 66,244  $ 53,035  $ 35,941  $ 17,615
  Cost of revenues              48,641    32,407    26,843    20,863    10,739
                              --------  --------  --------  --------  --------
    Gross margin                55,517    33,837    26,192    15,078     6,876
                              --------  --------  --------  --------  --------
  Operating expenses:
    Research and development    13,986     8,613     6,469     3,792     2,573
    Selling, general and
      administrative            17,128    11,936     9,083     6,457     3,836
    Relocation                       -         -         -         -       225
                              --------  --------  --------  --------  --------
      Total operating expenses  31,114    20,549    15,552    10,249     6,634
                              --------  --------  --------  --------  --------
  Income from operations        24,403    13,288    10,640     4,829       242
  Other income
   (expenses), net                 971       730       682      (231)      (64)
                              --------  --------  --------  --------  --------
  Income before income taxes
    and cumulative effect of
    accounting change           25,374    14,018    11,322     4,598       178
  Income tax expense (benefit)   8,627     4,766     3,963     1,656      (132)
                              --------  --------  --------  --------  --------
  Income before cumulative
    effect of accounting
    change                      16,747     9,252     7,359     2,942       310
  Cumulative effect of change
   in accounting for
   income taxes                      -         -         -         -       401
                              --------  --------  --------  --------  --------
  Net income                  $ 16,747  $  9,252  $  7,359  $  2,942  $    711
                              ========  ========  ========  ========  ========

  Net income per share:
    Basic                     $   0.88  $   0.51  $   0.42  $   0.22  $   0.05
                              ========  ========  ========  ========  ========
    Diluted                   $   0.80  $   0.46  $   0.37  $   0.19  $   0.05
                              ========  ========  ========  ========  ========
  Shares used in computing
   per share amounts:
    Basic                       19,069    18,303    17,504    13,424    13,064
                              ========  ========  ========  ========  ========
    Diluted                     20,822    20,048    19,950    15,532    14,232
                              ========  ========  ========  ========  ========

                                                December 31,
                              ------------------------------------------------
                                1997      1996      1995      1994      1993(1)
                              --------  --------  --------  --------  --------
                                               (in thousands)
Balance Sheet Data:
  Working capital             $ 41,694  $ 32,978  $ 28,494  $ 23,313  $  6,066
  Total assets                  85,527    60,008    48,342    36,482    12,962
  Long-term debt                   552     1,287     2,523     1,561     1,416
  Total shareholders' equity    70,568    47,431    36,033    26,634     7,662

________________
(1) Net income per basic and diluted share includes the cumulative effect of adoption of the change in accounting for income taxes in 1993 of $.03 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Micrel designs, develops, manufactures and markets a range of high performance standard analog integrated circuits. These circuits are used in a wide variety of electronics products, including those in the communications, computer and industrial markets. In addition to standard products, the Company manufactures custom analog and mix-signal circuits and provides wafer foundry services.

   The Company has shifted its focus and revenue base from custom and foundry products to standard products. For 1997, 1996, and 1995 the Company's standard products sales accounted for 76%, 66%, and 56%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

   The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and the Company's ability to meet increasing demand. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition or results of operations.

   In July 1997, the Company declared a two-for-one stock split of its common stock in the form of a 100% stock dividend payable August 19, 1997, on shares of common stock outstanding as of August 4, 1997. All share and per share information has been adjusted to retroactively give effect to the stock split for all periods presented.

Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.
                                             Years Ended December 31,
                                            --------------------------
                                             1997      1996      1995
                                            ------    ------    ------
      Net revenues                           100.0%    100.0%    100.0%
      Cost of revenues                        46.7      48.9      50.6
                                            ------    ------    ------
        Gross margin                          53.3      51.1      49.4
                                            ------    ------    ------
      Operating expenses:
        Research and development              13.4      13.0      12.2
        Selling, general and administrative   16.5      18.0      17.1
                                            ------    ------    ------
          Total operating expenses            29.9      31.0      29.3
                                            ------    ------    ------
      Income from operations                  23.4      20.1      20.1
      Other income, net                        1.0       1.1       1.3
                                            ------    ------    ------
      Income before income taxes              24.4      21.2      21.4
      Provision for Income Taxes               8.3       7.2       7.5
                                            ------    ------    ------
      Net income                              16.1%     14.0%     13.9%
                                            ======    ======    ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Net Revenues. Net revenues increased approximately 57% to $104.2 million for the year ended December 31, 1997 from $66.2 million in 1996 principally due to higher standard product revenues, which grew to 76% of net revenues from 66% in 1996. Sales of standard products were led by the increased sales of low dropout regulators, computer peripheral IC components, MOS drivers, and switching regulators. Such products were sold to manufacturers of portable computing, computing peripherals, telecommunications and industrial products. While the Company has experienced some slowdown in Asian orders recently, the Company believes that growth in other revenue channels will be sufficient to offset any slowdown in orders from the Company's Asian customers.

   The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry despite an increase in unit demand for integrated circuits. In the fourth quarter of 1997, standard product customer demand continued to be short-term focused due to shorter than historical order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders close to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company has sought to address these reduced order lead times by implementing faster production cycles.

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

   International sales represented 50%, 41% and 34% of net revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in international sales resulted from shipments to manufacturers of personal computers and communications products and demand for the Company's products primarily in Asian markets and, to a lesser extent, in Europe.

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

   The Company defers recognition of revenue derived from sales to domestic and Canadian distributors until such distributors resell the Company's products to their customers. Sales to international distributors are recognized upon shipment. The Company estimates international distributor returns and provides an allowance when the revenue is recognized.

   Gross Margin. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 53% for the year ended December 31, 1997 from 51% for the year ended December 31, 1996. The improvement in gross margin reflected an increase in manufacturing efficiency resulting from greater capacity utilization.

   The Company's gross margin increased to 51% for the year ended December 31, 1996 from 49% for the year ended December 31, 1995. The improvement in gross margin reflects an increase in manufacturing efficiency resulting from greater capacity utilization, cost reductions, yield improvements and spreading of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


overhead over a larger sales base that was partially offset by an increase in fixed expense levels associated with the expansion of manufacturing facilities.

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

   The Company's research and development expenses increased by approximately $5.4 million or 62% to $14.0 million for the year ended December 31, 1997 from $8.6 million in 1996. The increase in research and development expenses for the year ended December 31, 1997 was primarily due to increased costs associated with the Company's conversion to six-inch wafer fabrication, and increased expenses due to engineering staffing, design services, and prototype wafers to support the development of new standard products. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

   The Company's research and development expenses increased by approximately $2.1 million or 33% to $8.6 million for the year ended December 31, 1996 from $6.5 million in 1995. The increase in research and development expenses for the year ended December 31, 1996 was primarily due to increased costs associated with the Company's conversion to six inch wafer fabrication and with design services, and prototype wafers used to support the development of new standard products. In addition to these factors, the increase in research and development expenses for the year ended December 31, 1996 was also due to increased salary expenses associated with expanded engineering staffing to support the development of new standard products.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on a dollar basis to approximately $17.1 million for the year ended December 31, 1997 from $11.9 million for 1996 while decreasing on a percentage basis to 16% in 1997 from 18% of net revenues in 1996. The dollar increase was due, in part, to higher commissions, advertising and other sales and administrative expenses associated with the growth of the Company's standard products revenues. Although the Company expects that selling, general and administrative expenses will increase on a dollar basis in the future, the Company seeks to have such expenses not increase as a percentage of net revenues.

   Selling, general and administrative expenses increased on a dollar basis to approximately $11.9 million for the year ended December 31, 1996 from $9.1 million for 1995 while increasing on a percentage basis to 18% in 1996 from 17% of net revenues in 1995. The dollar increase was due, in part, to higher commissions, compensation, and other sales and marketing and promotion expenses associated with the growth of the Company's sales organization to support continuing revenue growth as well as a profit sharing accrual to promote personnel retention.

   Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest incurred on line of credit borrowings and term notes. Other income, net increased by approximately $241,000 to $971,000 in 1997 from $730,000 in 1996. Such increase reflected a $222,000 increase in interest income due to an

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


increase in average cash and investment balances and decrease in interest expense by $120,000 due to a reduction in the average amount of notes payable. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

   Other income, net increased by approximately $48,000 to $730,000 in 1996 from $682,000 in 1995. Such increase reflected a $120,000 gain on the settlement of litigation, which was offset by a $84,000 decrease in interest income due to a decline in average interest rates and an increase in interest expense of $18,000 due to higher average outstanding loan balances.

   Provision for Income Taxes. For the year ended December 31, 1997 the provision for taxes on income was $8.6 million or 34% of income before provision for income taxes compared to $4.8 million or 34% for 1996. The 1997 income tax provision differs from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.

   For the year ended December 31, 1996 the provision for taxes on income was $4.8 million or 34% of income before provision for income taxes compared to $4.0 million or 35% for 1995. The 1996 income tax provision differs from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation established by the Company in the first quarter of 1995, state research and development credits, state manufacturing credits and the reinstitution of the federal research and development tax credit in July 1996.

Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 1997 consisted of cash and short-term investments of $20.1 million and borrowing facilities consisting of (i) $3.0 million under a revolving line of credit, of which all was unused and available, and (ii) $5.0 million under a non-revolving line of credit, under which there were no borrowings outstanding at December 31, 1997. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1998, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 1997.

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

   Under two other notes payable, the Company had $0.2 million and $1.2 million outstanding at December 31, 1997. The notes are collateralized by the equipment purchased.

   The Company's working capital increased by $8.7 million to $41.7 million as of December 31, 1997 from $33.0 million as of December 31, 1996. The increase was primarily attributable to increases in accounts receivable of $8.2 million combined with increases in cash, cash equivalents and short-term investments of $3.6 million which was partially offset by a $3.3 million reduction in inventories as of December 31, 1997. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   The Company's cash flows from operating activities increased to approximately $23.3 million for the year ended December 31, 1997 from approximately $12.3 million for the year ended December 31, 1996. The increase was primarily attributable to an increase in net income to $16.7 million for the year ended December 31, 1997 from $9.3 million for the comparable prior year period and to a $3.3 million decrease in inventory combined with a $3.6 million tax benefit from employee stock transactions, which were partially offset by a $8.2 million increase in accounts receivable resulting from higher sales. For the year ended December 31, 1996, cash flows from operating activities increased to approximately $12.3 million from approximately $3.8 million for the year ended December 31, 1995. The increase in 1996 was primarily attributable to net income of $9.3 million for the year ended December 31, 1996 and increases in income taxes payable and accrued compensation coupled with decreases in accounts receivable, which were offset by increases in inventories.

   The Company's investing activities in the year ended December 31, 1997 used cash of approximately $25.6 million compared to $10.8 million for 1996. The increase in cash used by investing activities resulted primarily from an incremental $11.8 million increase in equipment purchases and leasehold improvements primarily relating to the six-inch wafer fabrication operation for the year ended December 31, 1997 and $3.1 million in net additional purchases of short-term investments.

   Financing activities for the year ended December 31, 1997 provided cash of approximately $1.7 million as compared to $0.2 million of cash used in financing activities for the comparable period in 1996. This change was the result of an increase of $1.4 million in proceeds from the issuance of common stock through the exercise of stock options in the year ended December 31, 1997 as compared to the same period in 1996, and a $0.4 million reduction in repayments of long-term debt during the same periods.

   The Company currently intends to spend up to approximately $44.0 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 1998 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.

Factors That May Affect Operating Results

   The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; and statements regarding the levels of international sales. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

   The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition or results of operations.

   The Company has transitioned its business to rely more heavily on the sale of standard products. The Company believes that a substantial portion of its net revenues in the future will continue to depend upon standard products sales. As compared with the custom and foundry products business, the standard products business is characterized by shorter product lifecycles, greater pricing pressures, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that, as the market changes, its product offerings will become obsolete. The Company competes in the standard products market with established companies, most of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully in the standard products market or that it will be able to successfully introduce new standard products in the future. The failure of the Company to compete successfully in the standard products business would materially and adversely affect the Company's financial condition or results of operations.

   The analog semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market include product features, performance, price, timing of product introductions, emergence of new computer standards, quality and customer support. Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competition. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition or results of operations.

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

   The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that these existing claims or any other assertions (or claims for indemnity resulting from infringement claims) will not materially adversely affect the Company's business, financial condition or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   The Company has generated a substantial portion of its net revenues from export sales. See Note 10 of Notes to Consolidated Financial Statements contained in Item 8. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets including Asia. International markets are subject to a variety of risks, including changes in policy by foreign governments, social conditions such as civil unrest, and economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic conditions in Asia or elsewhere. Such factors could adversely affect the Company's future revenues, financial condition or results of operations.

Readiness for Year 2000

   The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Disclosures under this item are not required for the current fiscal year.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements are set forth on pages 27 through 42, which follow Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                      PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 1998 annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:

EXECUTIVE OFFICERS

   The executive officers of the Company, and their ages as of December 31, 1997, are as follows:


           Name               Age                     Position
      --------------------   -----   ------------------------------------------

      Raymond D. Zinn          60    President, Chief Executive Officer

      Warren H. Muller         58    Vice President, Test Operations, Secretary

      Robert J. Barker         51    Vice President, Finance and
                                     Chief Financial Officer

      John D. Husher           65    Vice President, Wafer Fabrication Division

      George T. Anderl         58    Vice President, Sales and Marketing

      Lawrence R. Sample       51    Vice President, Design



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


ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 1998 annual meeting of shareholders and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 1998 annual meeting of shareholders and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's 1998 annual meeting of shareholders and is incorporated herein by reference.

                                      PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  (a) The following documents are filed as part of this Report:
      1. Financial Statements. The following financial statements of the company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

                                                                           Page
                                                                           ----
          Independent Auditors' Report                                      27
          Consolidated Balance Sheets as of December 31, 1997 and 1996      28
          Consolidated Income Statements for the Years ended
           December 31, 1997, 1996 and 1995                                 29
          Consolidated Statements of Shareholders' Equity for the
           Years ended December 31, 1997, 1996 and 1995                     30
          Consolidated Statements of Cash flows for the Years ended
           December 31, 1997, 1996 and 1995                                 31
          Notes to Consolidated Financial Statements                        32

      2. Financial Statement Schedules. The following financial statement schedule of the Company for the years ended December 31, 1997, 1996 and 1995 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

           Schedule                  Title                                 Page
           --------    ------------------------------------------------    ----
                       Independent Auditors' Report                         43
              II       Valuation and Qualifying Accounts                    44

          Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      3. Exhibits. See Exhibit Index on pages 25 and 26 hereof for a list of exhibits filed or incorporated by reference as a part of this report.

  (b) Reports on Form 8-K. No Report on Form 8-K was filed by the Company in the quarter ended December 31, 1997.

  (c) Exhibits Pursuant to Item 601 of Regulation S-K

      Exhibit
      Number            Description
      -------           -----------
        3.1    Amended and Restated Articles of Incorporation of the
               Registrant. (1)
        3.2 Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
        3.3    Amended and Restated Bylaws of the Registrant. (2)
        4.1    Certificate for Shares of Registrant's Common Stock. (3)
       10.1 Indemnification Agreement between the Registrant and each of its officers and directors. (3)
       10.2    1989 Stock Option Plan and form of Stock Option Agreement. (1) *
       10.3    1994 Stock Option Plan and form of Stock Option Agreement. (1) *
       10.4    1994 Stock Purchase Plan. (4)
       10.5 Lease Agreement dated November 1, 1981 between the Registrant and Pastoria Limited Partnership, as amended March 3, 1988. (1)

       10.6 Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (1)
       10.7    Amended and Restated Loan and Security Agreement dated
               November 29, 1990 between the Registrant and Bank of the West, as amended February 11, 1991, August 6, 1991, October 31, 1991, June 24, 1992, September 24, 1992, August 16, 1993, April 29,
               1994, July 2, 1994, August 23, 1994, September 30, 1994,
               October 24, 1994. (1)
       10.8    Form of Domestic Distribution Agreement. (2)
       10.9    Form of International Distributor Agreement. (2)
       10.10 Second Amendment dated February 20, 1995 between the Registrant and TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (3)
       10.11   Amended and Restated Loan and Security Agreement dated
               November 29, 1990 between the Registrant and Bank of the West, as amended March 31, 1995. (4)
       10.12   Amended and Restated Loan and Security Agreement dated
               November 29, 1990 between the Registrant and Bank of the West, as amended September 30, 1996. (5)
       10.13 Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (6)
       23.1    Independent Auditors' Consent.
       24.1    Power of Attorney.  (See Signature Page.)
       27.1    Financial Data Schedule

     *   Management contract or compensatory plan or arrangement.

      (1)Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

      (2)Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

      (3)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

      (4)Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 1995.

      (5)Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1996.

      (6)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.

  (d) Financial Statement Schedules. The financial statement schedule required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the accompanying consolidated balance sheets of Micrel, Incorporated and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP

San Jose, California
January 22, 1998

                             MICREL, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
                     (in thousands, except share amounts)

                                                           1997         1996
                                                         --------     --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $  2,581     $  3,239
  Short-term investments                                   17,565       13,334
  Accounts receivable, less allowances:
  1997, $2,015; 1996, $1,224                               16,938        8,748
  Inventories                                              10,664       13,922
  Prepaid expenses and other                                  404          447
  Deferred income taxes                                     4,772        2,591
                                                         --------     --------
    Total current assets                                   52,924       42,281

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                  32,423       17,476

OTHER ASSETS                                                  180          251
                                                         --------     --------
TOTAL                                                    $ 85,527     $ 60,008
                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $  2,858     $  2,409
  Accrued compensation                                      2,719        2,244
  Accrued commissions                                         974          685
  Income taxes payable                                      1,152          913
  Other accrued liabilities                                   775          720
  Deferred income on shipments to domestic distributors     1,940        1,180
  Current portion of long-term debt                           812        1,152
                                                         --------     --------
    Total current liabilities                              11,230        9,303
                                                         --------     --------

LONG-TERM DEBT, NET OF CURRENT PORTION                        552        1,287
DEFERRED RENT                                                 916          917
DEFERRED INCOME TAXES                                       2,261        1,070

COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized: 5,000,000
   shares; issued and outstanding: none                         -            -
  Common stock, no par value - authorized: 50,000,000
   shares; issued and outstanding:  1997 - 19,483,319;
   1996 - 18,661,286                                       27,703       21,315
  Net unrealized losses on short-term investments               -           (2)
  Retained earnings                                       42, 865       26,118
                                                         --------     --------
    Total shareholders' equity                             70,568       47,431
                                                         --------     --------
TOTAL                                                    $ 85,527     $ 60,008
                                                         ========     ========

See notes to consolidated financial statements.

                            MICREL, INCORPORATED

                       CONSOLIDATED INCOME STATEMENTS
                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                   (in thousands, except per share amounts)

                                               1997        1996        1995
                                             --------    --------    --------
NET REVENUES                                $ 104,158    $ 66,244   $  53,035

COST OF REVENUES                               48,641      32,407      26,843
                                             --------    --------    --------
GROSS MARGIN                                   55,517      33,837      26,192
                                             --------    --------    --------
OPERATING EXPENSES:
  Research and development                     13,986       8,613       6,469
  Selling, general and administrative          17,128      11,936       9,083
                                             --------    --------    --------
    Total operating expenses                   31,114      20,549      15,552
                                             --------    --------    --------
INCOME FROM OPERATIONS                         24,403      13,288      10,640
                                             --------    --------    --------
OTHER INCOME (EXPENSE):
  Interest income                               1,088         866         950
  Interest expense                               (161)       (281)       (263)
  Other, net                                       44         145          (5)
                                             --------    --------    --------
    Total other income, net                       971         730         682
                                             --------    --------    --------
INCOME BEFORE INCOME TAXES                     25,374      14,018      11,322

PROVISION FOR INCOME TAXES                      8,627       4,766       3,963
                                             --------    --------    --------
NET INCOME                                   $ 16,747     $ 9,252     $ 7,359
                                             ========     =======     =======

NET INCOME PER SHARE:
  Basic                                      $   0.88     $  0.51     $  0.42
                                             ========     =======     =======
  Diluted                                    $   0.80     $  0.46     $  0.37
                                             ========     =======     =======

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic                                        19,069      18,303      17,504
                                             ========     =======     =======
  Diluted                                      20,822      20,048      19,950
                                             ========     =======     =======

See notes to consolidated financial statements.

                            MICREL, INCORPORATED

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (in thousands, except share amounts)

                                                Net Unreal-
                                                ized Gains
                              Common Stock      (Losses)on
                          --------------------  Short-Term   Retained
                            Shares     Amount   Investments  Earnings   Total
                          ----------  --------  -----------  --------  --------
Balances, January 1,
 1994                     17,300,738  $ 17,127  $         -  $  9,507  $ 26,634

Employee stock
 transactions                496,326       806            -         -       806

Tax benefit of employee
 stock transactions                -     1,229            -         -     1,229

Change in net unrealized
 gains from short-term
 investments                       -         -            5         -         5

Net income                         -         -            -     7,359     7,359
                          ----------  --------  -----------  --------  --------
Balances, December 31,
 1995                     17,797,064    19,162            5    16,866    36,033

Employee stock
 transactions                864,222     1,309            -         -     1,309

Tax benefit of employee
 stock transactions                -       844            -         -       844

Change in net unrealized
 gains from short-term
 investments                       -         -           (7)        -        (7)

Net income                         -         -            -     9,252     9,252
                          ----------  --------  -----------  --------  --------
Balances, December 31,
 1996                     18,661,286    21,315           (2)   26,118    47,431

Employee stock
 transactions                822,033     2,748            -         -     2,748

Tax benefit of employee
 stock transactions                -     3,640            -         -     3,640

Change in net unrealized
 gains from short-term
 investments                       -         -            2         -         2

Net income                         -         -            -    16,747    16,747
                          ----------  --------  -----------  --------  --------
Balances, December 31,
 1997                     19,483,319  $ 27,703  $         -  $ 42,865  $ 70,568
                          ==========  ========  ===========  ========  ========

See notes to consolidated financial statements.

                            MICREL, INCORPORATED

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                               (in thousands)

                                                  1997       1996       1995
                                                --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $ 16,747   $  9,252   $  7,359
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                  6,509      3,420      2,176
    Loss on disposal of assets                       (44)         6          -
    Deferred rent                                     (1)       114        113
    Deferred income taxes                           (990)      (171)      (365)
    Changes in operating assets and liabilities:
      Accounts receivable                         (8,190)       533     (3,662)
      Inventories                                  3,258     (2,508)    (3,650)
      Prepaid expenses and other assets              114       (296)       (45)
      Accounts payable                               449       (469)      (425)
      Accrued compensation                           475        994        173
      Accrued commissions                            289        101        379
      Income taxes payable                         3,879      1,264        922
      Other accrued liabilities                       55       (142)        96
      Deferred income on shipments to domestic
       distributors                                  760        223        721
                                                --------   --------   --------
        Net cash provided by operating
         activities                               23,310     12,321      3,792
                                                --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold
   improvements                                  (21,410)    (9,608)    (7,719)
  Purchases of short-term investments            (37,531)   (29,118)   (26,567)
  Proceeds from sales and maturities of
   short-term investments                         33,300     27,951     23,242
                                                --------   --------   --------
        Net cash used in investing activities    (25,641)   (10,775)   (11,044)
                                                --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                    (1,075)    (1,517)    (1,047)
  Proceeds from the issuance of common stock       2,748      1,309        806
  Proceeds from long-term borrowings                   -          -      2,500
                                                --------   --------   --------
        Net cash provided by (used in)
         financing activities                      1,673       (208)     2,259
                                                --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   (658)     1,338     (4,993)
CASH AND CASH EQUIVALENTS - Beginning of year      3,239      1,901      6,894
                                                --------   --------   --------
CASH AND CASH EQUIVALENTS - End of year         $  2,581   $  3,239   $  1,901
                                                ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                    $    152   $    103   $    257
                                                ========   ========   ========
    Income taxes                                $  5,625   $  2,598   $  3,407
                                                ========   ========   ========

See notes to consolidated financial statements.

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Business - Micrel, Incorporated (the "Company") develops, manufactures and markets analog semiconductor devices and provides custom and foundry services which include silicon wafer fabrication, integrated circuit assembly and testing. The Company's standard integrated circuits are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computer, communication, and industrial markets. The Company's custom circuits and wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer and military applications. All wafers are processed at the Company's wafer fabrication facility located in San Jose, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities located in Malaysia.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Micrel, Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - In accordance with generally accepted accounting principles, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, reserves for sales returns, and net realizable value of inventory. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with remaining maturities of less than three months to be cash equivalents.

Short-term Investments - Short-term investments consist primarily of highly liquid debt instruments purchased with an original maturity date of greater than 90 days. Short-term investments are classified as available for sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity, net of income taxes. At December 31, 1997 and 1996, short-term investments consisted of corporate debt securities (commercial paper) and repurchase agreements with a financial institution with maturities of less than one year.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and equivalents, short-term investments, and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and short-term investments consist primarily of commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over a large number of geographically diverse customers, who make up the Company's customer base. At December 31, 1997, two customers accounted for 13% and 10% of total accounts receivable and at December 31, 1996, one customer accounted for 15% of total accounts receivable.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using straight-line and accelerated methods over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the improvements. The Company evaluates the recoverability of long-lived assets at least annually.

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995


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

Stock-based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Net Income per Common and Equivalent Share -In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and, retroactively, restated the earnings per share (EPS) for 1996 and 1995. SFAS 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method.

Reconciliation of weighted average shares used in computing earnings per share are as follows (in thousands):

                                                 Years Ended December 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Weighted average common shares outstanding     19,069      18,303      17,504
Dilutive effect of stock options outstanding,
 using the treasury stock method                1,753       1,745       2,446
                                             --------    --------    --------
Shares used in computing diluted earnings
 per share                                     20,822      20,048      19,950
                                             ========    ========    ========

In July 1997, the Company declared a two-for-one stock split of its common stock in the form of a 100% stock dividend payable August 19, 1997, on shares of common stock outstanding as of August 4, 1997. All share and per share information, in the accompanying consolidated financial statements, have been adjusted to retroactively give effect to the stock split for all periods presented.

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995


Fair Value of Financial Instruments - Financial instruments included in the Company's consolidated balance sheets at December 31, 1997 and 1996 consist of cash, cash equivalents, short-term investments and long-term debt. For cash, the carrying amount is a reasonable estimate of the fair value. The carrying amount for cash equivalents approximates fair value because of the short maturity of those investments. The fair value of long-term debt approximates the carrying amount as the borrowings are at adjustable interest rates and repriced based on fluctuations in market conditions.

2.   INVENTORIES

Inventories at December 31 consist of the following (in thousands):

                                                           1997        1996
                                                         --------    --------
Finished goods                                           $  2,480    $  2,735
Work in process                                             6,351       8,313
Raw materials                                               1,833       2,874
                                                         --------    --------
                                                         $ 10,664    $ 13,922
                                                         ========    ========

3.   EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

Equipment and leasehold improvements at December 31 consist of the following
(in thousands):

                                                           1997        1996
                                                         --------    --------
Manufacturing equipment                                  $ 47,619    $ 28,510
Leasehold improvements                                      2,223       1,620
Office furniture and equipment                              1,520         884
                                                         --------    --------
                                                           51,362      31,014
Accumulated depreciation and amortization                 (18,939)    (13,538)
                                                         --------    --------
                                                         $ 32,423    $ 17,476
                                                         ========    ========

4.   BORROWING  ARRANGEMENTS

Under a revolving line of credit and security agreement expiring September 30, 1998, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $3.0 million. Borrowings under the line of credit agreement bear interest at prime (8.5% at December 31, 1997) and are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at December 31, 1997.

Under the same security agreement, the Company has a non-revolving bank line of credit of $5.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased and bear interest at prime. There were no borrowings under this non-revolving line of credit at December 31, 1997.

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995


Under another nonrevolving bank line of credit that expired, the Company had $1.4 million outstanding at December 31, 1997 under term notes that are collateralized by the equipment purchased.

Long-term debt at December 31, collateralized by equipment, consists of the following (in thousands):

                                                           1997        1996
                                                         --------    --------
Notes payable bearing interest at prime plus 0.75%,
 payable in monthly installments through September 1998  $    187    $    689

Notes payable bearing interest at prime, payable in
 monthly installments through January 2000                  1,177       1,750
                                                         --------    --------
Total long-term debt                                        1,364       2,439
Current portion                                              (812)     (1,152)
                                                         --------    --------
Long-term debt                                           $    552    $  1,287

Maturities of long-term debt subsequent to December 31, 1997 are as follows:
$812,000 in 1998, $521,000 in 1999 and $31,000 in 2000.

The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 1997.

5.   SHAREHOLDERS' EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 1997. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Stock Option Plans

Under the Company's 1994 and 1989 Stock Option Plans (the "Option Plans"), 6,964,668 shares of common stock were authorized for issuance to key employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair value at the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. In 1996, the shareholders approved an amendment to the 1994 Stock Option Plan which authorized an additional 1,000,000 shares to be made available for issuance under the 1994 Stock Option Plan. At December 31, 1997, 2,053,046 shares were available for future grants under the Option Plans.

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995

Option activity under the Option Plans is as follows:


                                                                     Weighted
                                                                      Average
                                                          Number     Exercise
                                                        of Shares      Price
                                                        ---------    --------
Outstanding, January 1, 1995                            2,830,200    $   1.11
  Granted                                                 438,500        9.84
  Exercised                                              (388,192)       1.02
  Canceled                                                (26,400)       3.48
                                                        ---------
Outstanding, December 31, 1995 (1,165,308 exercisable
 at a weighted average price of $0.71)                  2,854,108        2.44
  Granted                                                 937,000        8.35
  Granted (at 110% of fair market value)                  100,000        7.57
  Exercised                                              (798,800)       1.06
  Canceled                                               (476,500)       3.97
                                                        ---------
Outstanding, December 31, 1996 (769,308 exercisable
 at a weighted average price of $1.58)                  2,615,808        4.89
  Granted                                                 865,250       25.60
  Exercised                                              (783,350)       2.68
  Canceled                                               (141,900)       7.14
                                                        ---------
Outstanding, December 31, 1997 (452,658 exercisable
 at a weighted average price of $3.65)                  2,555,808    $  12.44
                                                        =========

Additional information regarding options outstanding as of December 31, 1997 is as follows:

                         Stock Options Outstanding         Options Exercisable
                    ----------------------------------    ---------------------
                                  Weighted
                                  Average     Weighted                 Weighted
                                  Remaining   Average                  Average
   Range of            Number    Contractual  Exercise      Number     Exercise
Exercise Prices     Outstanding  Life (yrs)    Price      Exercisable   Price
----------------    -----------  -----------  --------    -----------  --------
$ 0.50 to $ 6.84       685,508       5.4       $ 1.68       320,008     $ 1.23
$ 6.85 to $10.25       822,850       7.7       $ 7.75        87,350     $ 8.02
$10.26 to $13.67       219,700       8.4       $11.88        36,300     $11.51
$13.68 to $17.09        66,000       8.7       $15.57         9,000     $15.51
$17.10 to $25.64       410,000       9.7       $23.90           -           -
$25.65 to $34.19       761,750       9.7       $27.07           -           -
                     ---------                             --------
                     2,555,808                 $12.44       452,658      $3.65
                     =========                             ========

Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Stock issued under the Purchase Plan were 38,683, 65,422 and 108,134 in 1997, 1996 and 1995, respectively, at weighted average prices of $16.75, $7.08 and $3.83, respectively. At December 31, 1997, there are 212,239

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995


shares of common stock issued under the Purchase Plan and 387,761 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan excludes all Company Officers (as defined in the Purchase Plan) from participation in the Purchase Plan.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months; stock volatility, 74.3% in 1997, 75.3% in 1996 and 1995; risk free interest rates, 5.44% in 1997, 6.16% in 1996 and 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards under both the Option Plans and the Purchase Plan had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

                                                 Years Ended December 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Pro forma net income                         $ 13,975    $  7,718    $  6,748

Pro forma net income per share:
  Basic                                        $ 0.73      $ 0.42      $ 0.39
  Diluted                                      $ 0.71      $ 0.41      $ 0.38

The amounts used above are based on calculated values for option awards in 1997, 1996 and 1995 aggregating $4,917,000. The impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the 1997, 1996 and 1995 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995


6.   INCOME  TAXES

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                               1997        1996        1995
                                             --------    --------    --------
Currently payable:
  Federal                                    $ 10,735    $  4,440    $  4,365
  Research and experimentation tax credits     (1,118)       (451)       (285)
                                             --------    --------    --------
                                                9,617       3,989       4,080
                                             --------    --------    --------

  State                                         1,576       1,309       1,097
  Research and experimentation and
   manufacturing tax credits                   (1,576)       (361)       (849)
                                             --------    --------    --------
                                                    -         948         248
                                             --------    --------    --------
Total currently payable                         9,617       4,937       4,328
                                             --------    --------    --------

Deferred income taxes:
  Federal                                        (814)       (148)       (283)
  State                                          (176)        (23)        (82)
                                             --------    --------    --------
Total deferred                                   (990)       (171)       (365)
                                             --------    --------    --------
Total provision                              $  8,627    $  4,766    $  3,963
                                             ========    ========    ========

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:


                                               1997        1996        1995
                                             --------    --------    --------
Statutory federal income tax rate                 35%         35%         35%
State income taxes (net of federal
 income tax benefit)                               1           2           2
Research and experimentation and
   manufacturing tax credits                      (2)         (1)         (3)
Export sales tax credit                           (2)         (2)          -
Other                                              2           -           1
                                             -------     -------     -------
Effective tax rate                                34%         34%         35%
                                             =======     =======     =======

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995


Temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):


                                                           1997        1996
                                                         --------    --------
Deferred tax assets:
  Inventory reserves and capitalization                  $  1,805    $    812
  Accrued compensation                                        873         342
  Allowance for doubtful accounts                             866         510
  Deferred revenue                                            834         433
  Deferred rent                                               394         337
  State income taxes                                            -         157
                                                         --------    --------
Total deferred tax asset                                    4,772       2,591
                                                         --------    --------
Deferred tax liabilities:
  Depreciation                                             (2,035)     (1,070)
  State income taxes                                         (226)          -
                                                         --------    --------
Total deferred tax liability                               (2,261)     (1,070)
                                                         --------    --------
Net deferred tax asset                                   $  2,511    $  1,521
                                                         ========    ========

7.   OPERATING  LEASES  AND  COMMITMENTS

The Company leases two manufacturing and office facilities through 2000 and 2005 (with an option to extend the terms for five years) under operating lease agreements. The lease agreements provide for escalating rental payments over the lease periods. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized on a straight-line basis. Future minimum payments under these agreements are as follows (in thousands):

Year Ending
December 31,
------------
    1998                                                 $  1,056
    1999                                                    1,095
    2000                                                      829
    2001                                                      633
    2002                                                      650
Thereafter                                                  1,570
                                                         --------
                                                         $  5,833
                                                         ========

Rent expense under operating leases was $1,031,000, $1,014,000, and $896,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8.   PROFIT-SHARING  401(k)  PLAN

The Company has a profit-sharing plan and deferred compensation plan (the "Plan"). All employees completing six months of service are eligible to participate in the Plan. Participants may contribute 1% to 12% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995


discretion of the Board of Directors. The Company accrued $605,000 in 1997, $400,000 in 1996, and $100,000 in 1995. Participants vest in Company contributions ratably over six years of service.

9.   SIGNIFICANT CUSTOMERS

In 1997 one customer accounted for $11.2 million (11%) of net revenues. In 1996 a different customer accounted for $7.1 million (11%) of net revenues. In 1995, no single customer accounted for ten percent or more of net revenues.

10.   EXPORT SALES INFORMATION

The Company develops, manufactures and markets analog semiconductor devices and provides custom and foundry services which include silicon wafer fabrication, integrated circuit assembly and testing in its one industry segment.

Micrel's products are manufactured at the Company's wafer fabrication facility located in San Jose, California and are sold principally in North America, Asia, and Europe. The Company markets internationally through both exports, a foreign-based sales force and international distributors. The following table presents a summary of export sales by geographic region for the years ended December 31 (in thousands).

                                               1997        1996        1995
                                            ---------    --------    --------
Net revenues by geographical region:
  United States of America                   $ 52,275    $ 38,982    $ 34,747
  Taiwan                                       13,300      10,726       6,883
  Korea                                        11,898       2,843         870
  Other Asian Countries                        13,197       5,559       3,893
  Europe                                       13,402       7,562       6,642
  Other                                            86         220           -
                                            ---------    --------    --------
    Consolidated net revenues               $ 104,158    $ 66,244    $ 53,035

11.   CONTINGENCIES

On May 9, 1994, Linear Technology Corporation, a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation
v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claims that two of the Company's products infringe one of Linear's patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. The Company has asserted defenses of invalidity and unenforceability of the Linear patent at issue, as well as noninfringement of such patent. Management believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition or results of operation.

Certain additional claims and litigation against the Company have also arisen in the normal course of business. Management believes that it is unlikely that the outcome of these claims and lawsuits will have a material adverse effect on the Company's financial position or results of operations.

                                MICREL, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1997, 1996 and 1995



12.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company in 1998.

13.   QUARTERLY RESULTS - UNAUDITED


(in thousands, except per                     Three Months Ended
 share amounts)                  --------------------------------------------
                                 Mar. 31,    June 30,    Sept. 30,   Dec. 31,
                                   1997        1997        1997        1997
                                 --------    --------    --------    --------
Net revenues                     $ 22,113    $ 24,327    $ 27,203    $ 30,515
Gross margin                     $ 11,382    $ 12,901    $ 14,543    $ 16,691
Net income                       $  3,241    $  3,837    $  4,467    $  5,202
Net income per share:
  Basic                          $   0.17    $   0.20    $   0.23    $   0.27
  Diluted                        $   0.16    $   0.18    $   0.21    $   0.25
Shares used in computing per
 share amounts:
  Basic                            18,734      18,934      19,198      19,409
  Diluted                          20,518      20,754      21,054      20,960

                                              Three Months Ended
                                 --------------------------------------------
                                 Mar. 31,    June 30,    Sept. 30,   Dec. 31,
                                   1996        1996        1996        1996
                                 --------    --------    --------    --------
Net revenues                     $ 13,910    $ 15,317    $ 17,614    $ 19,403
Gross margin                     $  7,052    $  7,812    $  9,012    $  9,961
Net income                       $  1,893    $  2,112    $  2,418    $  2,829
Net income per share:
  Basic                          $   0.11    $   0.12    $   0.13    $   0.15
  Diluted                        $   0.10    $   0.11    $   0.12    $   0.14
Shares used in computing per
 share amounts:
  Basic                            17,958      18,190      18,498      18,566
  Diluted                          19,888      19,864      20,076      20,362

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the consolidated financial statements of Micrel, Incorporated as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 22, 1998. Our audits also included the financial statement schedule of Micrel, Incorporated, listed in Item 14 (a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP

San Jose, California
January 22, 1998

                                                                   SCHEDULE II

                            MICREL, INCORPORATED
                      VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1997, 1996 and 1995
                           (Amounts in thousands)


                              Balance at   Additions    Write-offs   Balance at
                              Beginning    Charges to       and         End
Description                    of Year     Expenses     Deductions    Of Year
--------------------------    ----------   ----------   ----------   ----------
Year Ended December 31, 1997
Accounts receivable allowance   $ 1,224      $   863      $   (72)     $ 2,015
                                =======      =======      =======      =======

Year Ended December 31, 1996
Accounts receivable allowance   $   688      $   536      $     -      $ 1,224
                                =======      =======      =======      =======

Year Ended December 31, 1995
Accounts receivable allowance   $   752      $     -      $   (64)     $   688
                                =======      =======      =======      =======

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 27th day of February, 1998.

                                            MICREL, INCORPORATED

                                       By   /S/ RAYMOND D. ZINN
                                            --------------------
                                              Raymond D. Zinn
                                   President and Chief Executive Officer


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


        Signature                       Title                        Date
-----------------------   --------------------------------     ----------------
 /S/ RAYMOND D. ZINN      President, Chief Executive           February 27,1998
-----------------------   Officer and Chairman of the
     Raymond D. Zinn      Board of Directors (Principal
                          Executive Officer)


 /S/ ROBERT J. BARKER     Vice President, Finance and         February 27, 1998
-----------------------   Chief Financial Officer
     Robert J. Barker     (Principal Financial and
                          Accounting Officer)


 /S/ WARREN H. MULLER     Vice President, Secretary and       February 27, 1998
-----------------------   Director
     Warren H. Muller


 /S/ GEORGE KELLY         Director                            February 27, 1998
-----------------------
     George Kelly


 /S/ DALE L. PETERSON     Director                            February 27, 1998
-----------------------
     Dale L. Peterson


 /S/ LARRY L. HANSEN      Director                            February 27, 1998
-----------------------
     Larry L. Hansen

                                Micrel, Incorporated
                  Exhibits Pursuant to Item 601 of Regulation S-K


      Exhibit
      Number            Description
      -------           -----------
        3.1    Amended and Restated Articles of Incorporation of the
               Registrant. (1)
        3.2 Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
        3.3    Amended and Restated Bylaws of the Registrant. (2)
        4.1    Certificate for Shares of Registrant's Common Stock. (3)
       10.1 Indemnification Agreement between the Registrant and each of its officers and directors. (3)
       10.2    1989 Stock Option Plan and form of Stock Option Agreement. (1) *
       10.3    1994 Stock Option Plan and form of Stock Option Agreement. (1) *
       10.4    1994 Stock Purchase Plan. (4)
       10.5 Lease Agreement dated November 1, 1981 between the Registrant and Pastoria Limited Partnership, as amended March 3, 1988. (1)
       10.6 Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (1)
       10.7    Amended and Restated Loan and Security Agreement dated
               November 29, 1990 between the Registrant and Bank of the West, as amended February 11, 1991, August 6, 1991, October 31, 1991, June 24, 1992, September 24, 1992, August 16, 1993, April 29,
               1994, July 2, 1994, August 23, 1994, September 30, 1994,
               October 24, 1994. (1)
       10.8    Form of Domestic Distribution Agreement. (2)
       10.9    Form of International Distributor Agreement. (2)
       10.10 Second Amendment dated February 20, 1995 between the Registrant and TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (3)
       10.11   Amended and Restated Loan and Security Agreement dated
               November 29, 1990 between the Registrant and Bank of the West, as amended March 31, 1995. (4)
       10.12   Amended and Restated Loan and Security Agreement dated
               November 29, 1990 between the Registrant and Bank of the West, as amended September 30, 1996. (5)
       10.13 Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (6)
       23.1    Independent Auditors' Consent.
       24.1    Power of Attorney.  (See Signature Page.)
       27.1    Financial Data Schedule

     *   Management contract or compensatory plan or arrangement.

     (1)Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

     (2)Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

     (3)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

     (4)Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 1995.

     (5)Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1996.

     (6)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.

INDEPENDENT AUDITORS' CONSENT                                   EXHIBIT 23.1


We consent to the incorporation by reference in Registration Statements Nos. 33-87222 and 333-10167 of Micrel, Incorporated on Form S-8 of our reports dated January 22, 1998, appearing in this Annual Report on Form 10-K of Micrel, Incorporated for the year ended December 31, 1997.





Deloitte & Touche LLP

San Jose, California
February 26, 1998