Form 10-Q
period 1998-03-31
MICREL INC
filed 1998-05-12
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998.
     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________  to  ___________.

     Commission File Number  0-25236


                    M I C R E L,   I N C O R P O R A T E D
           (Exact name of Registrant as specified in its charter)


             California                             94-2526744
   State or other  jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)


                1849 Fortune Drive, San Jose, CA       95131
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



As of April 30, 1998 there were 19,681,164 shares of common stock, no par value, outstanding.



This Report on Form 10-Q includes 28 pages with the Index to Exhibits located on page 14.

                            MICREL, INCORPORATED
                                  INDEX TO
                            REPORT ON FORM 10-Q
                      FOR QUARTER ENDED MARCH 31, 1998


                                                                 Page

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets - March 31,
          1998 and December 31, 1997                               3

         Condensed Consolidated Income Statements - For the
          Three Months Ended March 31, 1998 and 1997               4

         Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1998 and 1997               5

         Notes to Condensed Consolidated Financial Statements      6


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       8


                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                         13

Item 6. Exhibits and Reports on Form 8-K                          13


        Signature                                                 14

ITEM 1. FINANCIAL STATEMENTS

[LEGEND]
                            MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                                  March 31,     December 31,
                                                    1998           1997 (1)
                                                ------------    ------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                       $    3,866     $    2,581
 Short-term investments                              21,198         17,565
 Accounts receivable, net                            17,966         16,938
 Inventories                                         11,184         10,664
 Other current assets                                 6,270          5,176
                                                 ----------     ----------
  Total current assets                               60,484         52,924

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET            35,397         32,423

OTHER ASSETS                                            177            180
                                                 ----------     ----------
TOTAL                                            $   96,058     $   85,527
                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                $    2,954     $    2,858
 Deferred income on shipments to distributors         2,546          1,940
 Other current liabilities                            8,496          6,432
                                                 ----------     ----------
  Total current liabilities                          13,996         11,230

LONG-TERM OBLIGATIONS                                 3,589          3,729

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value - authorized:
  5,000,000 shares; issued and outstanding: none          -              -
 Common stock, no par value -  authorized:
  50,000,000 shares; issued and outstanding:
  1998 - 19,666,880; 1997 - 19,483,319               29,882         27,703
 Retained earnings                                   48,591         42,865
                                                 ----------     ----------
  Total shareholders' equity                         78,473         70,568
                                                 ----------     ----------
TOTAL                                            $   96,058     $   85,527
                                                 ==========     ==========
(1) Derived from the December 31, 1997 audited balance sheet included in the
    1997 Annual Report on Form 10-K of Micrel, Incorporated.

See notes to condensed consolidated financial statements.

[LEGEND]
                            MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1998          1997
                                                 ---------     ---------
NET REVENUES                                     $  32,659     $  22,113

COST OF REVENUES                                    14,696        10,731
                                                 ---------     ---------
GROSS MARGIN                                        17,963        11,382
                                                 ---------     ---------

OPERATING EXPENSES:
 Research and development                            4,115         3,181
 Selling, general and administrative                 5,517         3,512
                                                 ---------     ---------
  Total operating expenses                           9,632         6,693
                                                 ---------     ---------

INCOME FROM OPERATIONS                               8,331         4,689
OTHER INCOME, NET                                      344           222
                                                 ---------     ---------
INCOME BEFORE INCOME TAXES                           8,675         4,911

PROVISION FOR INCOME TAXES                           2,949         1,670
                                                 ---------     ---------
NET INCOME                                       $   5,726     $   3,241
                                                 =========     =========

NET INCOME PER SHARE:
 Basic                                           $    0.29     $    0.17
                                                 =========     =========
 Diluted                                         $    0.27     $    0.16
                                                 =========     =========
SHARES USED IN COMPUTING PER SHARE AMOUNTS:
 Basic                                              19,583        18,734
                                                 =========     =========
 Diluted                                            21,109        20,518
                                                 =========     =========

See notes to condensed consolidated financial statements.

[LEGEND]
                            MICREL, INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1998          1997
                                                 ---------     ---------
Net cash provided by operating activities        $   9,873     $   6,187

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of equipment and leasehold
  improvements                                      (5,226)       (5,891)
 Purchases of short-term investments               (13,433)       (7,988)
 Proceeds from sales and maturities of
  short-term investments                             9,800         7,100
                                                 ---------     ---------
   Net cash used in investing activities            (8,859)       (6,779)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                         (308)         (233)
 Proceeds from the issuance of common stock, net       579           251
                                                 ---------     ---------
   Net cash provided by financing activities           271            18
                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    1,285          (574)

CASH AND CASH EQUIVALENTS - Beginning of period      2,581         3,239
                                                 ---------     ---------

CASH AND CASH EQUIVALENTS - End of period        $   3,866     $   2,665
                                                 =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                          $      27     $      50
                                                 =========     =========
 Cash paid for income taxes                      $     210     $     127
                                                 =========     =========

  See notes to condensed consolidated financial statements.

                            MICREL, INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. SIGNIFICANT  ACCOUNTING  POLICIES

   Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 1998 and for the quarter ended March 31, 1998 and 1997 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

   This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

   Net Income per Common and Equivalent Share - Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method.

   Reconciliation of weighted average shares used in computing earnings per share are as follows (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1998          1997
                                                 ---------     ---------
     Weighted average common shares outstanding     19,583        18,734
     Dilutive effect of stock options
      outstanding, using the treasury
      stock method                                   1,526         1,784
                                                 ---------     ---------
     Shares used in computing diluted
      earnings per share                            21,109        20,518
                                                 =========     =========

   In July 1997, the Company declared a two-for-one stock split of its common stock in the form of a 100% stock dividend payable August 19, 1997, on shares of common stock outstanding as of August 4, 1997. All share and per share information, in the accompanying condensed consolidated financial statements, have been adjusted to retroactively give effect to the stock split for all periods presented.

2. INVENTORIES

   Inventories consist of the following (in thousands):

                                                March 31,   December 31,
                                                   1998          1997
                                                ----------   ----------
     Finished goods                             $   3,320    $   2,480
     Work in process                                6,022        6,351
     Raw materials                                  1,842        1,833
                                                ---------    ---------
                                                $  11,184    $  10,664
                                                =========    =========

                            MICREL, INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

3. BORROWING  ARRANGEMENTS

   Under a revolving line of credit and security agreement expiring September 30, 1998, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $3.0 million. Borrowings under the line of credit agreement bear interest at prime (8.5% at March 31, 1998) and are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at March 31, 1998.

   Under the same security agreement, the Company has a non-revolving bank line of credit of $5.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased and bear interest at prime. There were no borrowings under this non-revolving line of credit at March 31, 1998.

   Under another non-revolving bank line of credit that expired, the Company had $1.1 million outstanding at March 31, 1998 under term notes that are collateralized by the equipment purchased.

   The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 1998.

4. SIGNIFICANT  CUSTOMERS

   One customer, Qualcomm, accounted for $3.9 million (12%) of net revenues during the three months ended March 31, 1998. The same customer accounted for $2.4 million (11%) of net revenues during the comparable period in 1997.

5. EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of comprehensive income in interim periods and additional disclosures of the components of comprehensive income on an annual basis. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. For the quarters ended March 31, 1998 and 1997, there were no differences between the Company's comprehensive income and net income.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Micrel designs, develops, manufactures and markets a range of high performance standard analog integrated circuits. These circuits are used in a wide variety of electronics products, including those in the communications, computer and industrial markets. In addition to standard products, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services. The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 76% of net revenues for each of the quarters ended March 31, 1998 and 1997. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales.

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

                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1998          1997
                                                   ------        ------
      Net revenues                                 100.0%        100.0%
      Cost of revenues                              45.0          48.5
                                                   ------        ------
          Gross margin                              55.0          51.5
      Operating expenses:
        Research and development                    12.6          14.4
        Selling, general and administrative         16.9          15.9
                                                   ------        ------
          Total operating expenses                  29.5          30.3
                                                   ------        ------
      Income from operations                        25.5          21.2
      Other income, net                              1.0           1.0
                                                   ------        ------
      Income before income taxes                    26.5          22.2
      Provision for income taxes                     9.0           7.6
                                                   ------        ------
      Net income                                    17.5%         14.6%
                                                  ======        ======

Net Revenues. Net revenues increased 48% to $32.7 million for the quarter ended March 31, 1998 from $22.1 million for the same period in 1997 due, principally, to higher standard products revenues. Standard products revenues remained constant at 76% of net revenues for the quarters ended March 31, 1998 and 1997. On a dollar basis, standard products revenues increased $8.0 million or 48% to $24.7 million for the quarter ended
March 31, 1998 from $16.7 million for the comparable period in 1997. Sales of standard products by the Company were led by low dropout regulators, computer peripheral components, latched drivers and MOS drivers. Such products were sold primarily to manufacturers of portable computing, computing peripherals, telecommunications and industrial products. Management believes that the company's flexibility and product and geographic diversity should enable continued sales and profit growth despite softness in Asia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry. During the first quarter of 1998, standard product customer demand continued to be short-term focused due to shorter than historical order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders close to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company has sought to address these reduced order lead times by implementing faster production cycles.

International sales represented 48% of net revenues for each of the quarters ended March 31, 1998 and 1997. The $5.0 million increase in international sales resulted from shipments to manufacturers of personal computers and communications products and demand for the Company's products primarily in Asian and European markets.

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

The Company defers recognition of revenue derived from sales to North American distributors until such distributors resell the Company's products to their customers. Sales to international distributors are recognized upon shipment. The Company estimates international distributor returns and provides an allowance as the revenue is recognized.

Gross Margin. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 55% for the quarter ended March 31, 1998 from approximately 52% for the comparable period in the prior year. The improvement in gross margin reflected an increase in manufacturing efficiency due to greater capacity utilization. The Company believes that continued gross margin expansion is likely as revenue and production output increases throughout the balance of 1998.

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

The Company's research and development expenses increased by $934,000, to $4.1 million for the quarter ended March 31, 1998 from $3.2 million for the comparable period in 1997. As a percentage of net revenues, research and development expenses declined to 13% of net revenues for the quarter ended March 31, 1998 as compared to 14% for the comparable period in 1997. The dollar increase in research and development expenses during the quarter ended March 31, 1998 was primarily due to increased costs associated with the Company's conversion to six-inch wafer fabrication, and increased engineering staffing to support the development of new standard products and new wafer fabrication processes. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on a dollar basis to $5.5 million or 17% of net revenues for the first quarter in 1998 from $3.5 million or 16% of net revenues for the comparable period in 1997. The dollar increase during the quarter was principally attributable to higher legal accruals, profit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


sharing accruals to promote personnel retention, sales commissions, and other sales and administrative expenses associated with the growth of the Company's revenues.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on line of credit borrowings and term notes. Other income, net increased by approximately $122,000 to $344,000 in for the quarter ended March 31, 1998 from $222,000 during the comparable period 1997. Such increase reflected a $134,000 increase in interest income due to an increase in average cash and investment balances and a $21,000 decrease in interest expense due to a reduction in the average amount of notes payable. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

Provision for Income Taxes. For each of the quarters ended March 31, 1998 and 1997, the provision for income taxes was 34% of income before taxes. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate. The 1998 and 1997 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 1998 consisted of cash and short-term investments of $25.1 million and borrowing facilities consisting of (i) $3.0 million under a revolving line of credit, of which all was unused and available, and (ii) $5.0 million under a non-revolving line of credit, under which there were no borrowings outstanding at March 31, 1998. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1998, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 1998.

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

Under two other notes payable, the Company had $0.1 million and $1.0 million outstanding at March 31, 1998. The notes are collateralized by the equipment purchased.

The Company's working capital increased by $4.8 million to $46.5 million as of March 31, 1998 from $41.7 million as of December 31, 1997. The increase was primarily attributable to a $4.9 million increase in cash, cash equivalents and short-term investments combined with increases in other current assets of $1.1 million, accounts receivable of $1.0 million and inventories of $520,000 for the quarter ended March 31, 1998 which were partially offset by a $2.1 million increase in other current liabilities. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

The Company's cash flows from operating activities increased to approximately $9.9 million for the quarter ended March 31, 1998 from $6.2 million for the comparable prior year period. The cash flows from operating activities generated by the Company in the quarter ended March 31, 1998 were primarily attributable to net income (plus non-cash charges for depreciation and amortization) of approximately $8.0 million combined with increases in income taxes payable of $3.7 million which were partially offset by increases in accounts receivable of $1.0 million and inventories of $520,000. The Company generated cash flows from operating activities in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


the quarter ended March 31, 1997 that were primarily due to net income (plus non-cash charges for depreciation and amortization) of approximately $4.5 million combined with increases of $1.5 million in accounts payable and $1.4 million in income taxes payable, and a $1.8 million reduction in inventories which were partially offset by a $3.2 million increase in accounts receivable resulting from higher sales.

Investing activities during the quarter ended March 31, 1998 used cash of approximately $8.9 million as compared to $6.8 million of cash used for investing activities during the comparable period in 1997. Cash used for investing activities during the quarter ended March 31, 1998 resulted primarily from net purchases of short-term investments of $3.6 million combined with $5.2 million in net purchases of property, plant and equipment. Cash used for investing activities during the quarter ended March 31, 1997 were due to net purchases of property, plant and equipment of $5.9 million combined with short-term investments of $0.9 million.

The Company's financing activities during the quarter ended March 31, 1998 provided cash of approximately $271,000 as compared to $18,000 during the comparable period in 1997. Cash provided by financing activities during the quarter ended March 31, 1998 was the result of $579,000 in proceeds from the issuance of common stock through the exercise of stock options, which were partially offset by $308,000 in repayments of long-term debt during the same period. Cash provided by financing activities during the quarter ended March 31, 1997 was the result of $251,000 in proceeds from the issuance of common stock through the exercise of stock options, which were partially offset by $233,000 in repayments of long-term debt during the same period.

The Company currently intends to spend up to approximately $35 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 1998 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.


Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; and statements regarding future expenditures. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        Exhibit
        Number         Description
        -------    -------------------------------------------------------
         10.1      Indemnification Agreement between the Registrant and
                    Mr. Robert Whelton, an officer of the Company.
         27        Financial Data Schedule.


    (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1998.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MICREL, INCORPORATED
                                            ----------------------
                                                 (Registrant)



Date: May 12, 1998                     By  /s/  ROBERT J. BARKER
                                           ---------------------
                                              Robert J. Barker
                                         Vice President, Finance and
                                           Chief Financial Officer
                                          (Authorized Officer and
                                         Principal Financial Officer)