Form 10-Q
period 1998-06-30
MICREL INC
filed 1998-08-10
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1998.
    or
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



As of July 31, 1998 there were 19,846,144 shares of common stock, no par value, outstanding.


This Report on Form 10-Q includes 24 pages with the Index to Exhibits located on page 15.

                           MICREL, INCORPORATED
                                 INDEX TO
                           REPORT ON FORM 10-Q
                     FOR QUARTER ENDED JUNE 30, 1998


                                                                      Page
                     PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets - June 30, 1998
           and December 31, 1997                                       3

          Condensed Consolidated Income Statements - For the
           Three and Six    Months Ended June 30, 1998 and 1997        4

          Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 1998 and 1997                         5

          Notes to Condensed Consolidated Financial Statements         6


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    8



                       PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                            14

Item 4.  Submission of Matters to a Vote of Security Holders          14

Item 5.  Other Information                                            14

Item 6.  Exhibits and Reports on Form 8-K                             15


         Signature                                                    16

ITEM 1.  FINANCIAL STATEMENTS

[LEGEND]
                           MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                                   June 30,    December 31,
                                                    1998        1997 (1)
                                                 ------------  ------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                        $   2,746     $   2,581
 Short-term investments                              22,823        17,565
 Accounts receivable, net                            21,790        16,938
 Inventories                                         11,255        10,664
 Other current assets                                 6,175         5,176
                                                  ---------     ---------
  Total current assets                               64,789        52,924

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET            46,077        32,423

OTHER ASSETS                                            237           180
                                                  ---------     ---------
TOTAL                                             $ 111,103     $  85,527
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                 $   8,338     $   2,858
 Deferred income on shipments to distributors         3,020         1,940
 Other current liabilities                            8,385         6,432
                                                  ---------     ---------
  Total current liabilities                          19,743        11,230

LONG-TERM OBLIGATIONS                                 4,989         3,729

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value - authorized:
  5,000,000 shares; issued and outstanding: none          -             -
 Common stock, no par value - authorized:
  50,000,000 shares; issued and outstanding:
  1998 - 19,820,489; 1997 - 19,483,319               31,484        27,703
 Net unrealized losses on short-term investments         (3)            -
 Retained earnings                                   54,890        42,865
                                                  ---------     ---------
  Total shareholders' equity                         86,371        70,568
                                                  ---------     ---------
TOTAL                                             $ 111,103      $ 85,527
                                                  =========     =========

(1) Derived from the December 31, 1997 audited balance sheet included in the 1997 Annual Report on Form 10-K of Micrel, Incorporated.

See notes to condensed consolidated financial statements.

[LEGEND]
                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                  Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                  ------------------    ------------------
                                    1998      1997        1998      1997
                                  --------  --------    --------  --------
NET REVENUES                      $ 34,502  $ 24,327    $ 67,161  $ 46,440

COST OF REVENUES                    15,380    11,426      30,076    22,157
                                  --------  --------    --------  --------
GROSS MARGIN                        19,122    12,901      37,085    24,283
                                  --------  --------    --------  --------
OPERATING EXPENSES:
 Research and development            4,708     3,203       8,823     6,384
 Selling, general and
  administrative                     5,228     4,102      10,745     7,614
                                  --------  --------    --------  --------
   Total operating expenses          9,936     7,305      19,568    13,998
                                  --------  --------    --------  --------
INCOME FROM OPERATIONS               9,186     5,596      17,517    10,285

OTHER INCOME, NET                      359       218         703       440
                                  --------  --------    --------  --------
INCOME BEFORE INCOME TAXES           9,545     5,814      18,220    10,725

PROVISION FOR INCOME TAXES           3,246     1,977       6,195     3,647
                                  --------  --------    --------  --------
NET INCOME                        $  6,299  $  3,837    $ 12,025  $  7,078
                                  ========  ========    ========  ========

NET INCOME PER SHARE:

 Basic                            $   0.32  $   0.20    $   0.61  $   0.38
                                  ========  ========    ========  ========
 Diluted                          $   0.30  $   0.18    $   0.57  $   0.34
                                  ========  ========    ========  ========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:

 Basic                              19,736    18,934      19,660    18,834
                                  ========  ========    ========  ========
 Diluted                            21,180    20,754      21,140    20,730
                                  ========  ========    ========  ========

See notes to condensed consolidated financial statements.

[LEGEND]
                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                        1998         1997
                                                    -----------  -----------
Net cash provided by operating activities            $  20,729    $  12,051
                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of equipment and leasehold improvements     (18,447)     (11,646)
 Purchases of short-term investments                   (27,458)     (15,435)
 Proceeds from sales and maturities of
  short-term investments                                22,200       14,500
                                                     ---------    ---------
   Net cash used in investing activities               (23,705)     (12,581)
                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Long-term debt borrowings                               2,000            -
 Repayments of long-term debt                             (540)        (557)
 Proceeds from the issuance of common stock, net         1,681        1,118
                                                     ---------    ---------
  Net cash provided by financing activities              3,141          561
                                                     ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  165           31

CASH AND CASH EQUIVALENTS - Beginning of period          2,581        3,239
                                                     ---------    ---------
CASH AND CASH EQUIVALENTS - End of period            $   2,746    $   3,270
                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                              $      51    $     129
                                                     =========    =========
 Cash paid for income taxes                          $   4,699    $   2,045
                                                     =========    =========

See notes to condensed consolidated financial statements.

                            MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. SIGNIFICANT  ACCOUNTING  POLICIES

   Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 1998 and for the quarter and six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

   This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   Net Income per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options, using the treasury stock method.

   Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                  ------------------    ------------------
                                    1998      1997        1998      1997
                                  --------  --------    --------  --------
   Weighted average common
    shares outstanding              19,736    18,934      19,660    18,834
   Dilutive effect of stock
    options outstanding, using
    the treasury stock method        1,444     1,820       1,480     1,896
                                  --------  --------    --------  --------
   Shares used in computing
    diluted net income per share    21,180    20,754      21,140    20,730
                                  ========  ========    ========  ========

2. INVENTORIES

   Inventories consist of the following (in thousands):

                                             June 30,      December 31,
                                               1998            1997
                                           -----------     -----------
   Finished goods                           $   2,572       $   2,480
   Work in process                              6,465           6,351
   Raw materials                                2,218           1,833
                                            ---------       ---------
                                            $  11,255       $  10,664
                                            =========       =========

3. BORROWING  ARRANGEMENTS

   Under a revolving line of credit and security agreement expiring September 30, 1998, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $3.0 million. Borrowings under the line of credit agreement bear interest at the prime rate (8.5% at June 30, 1998) and are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at June 30, 1998.

                           MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


   Under the same security agreement, the Company has a non-revolving bank line of credit of $5.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost, excluding installation charges, sales tax, freight and software. Amounts borrowed under this credit line may be converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased and bear interest at the prime rate. In June 1998, the Company borrowed $2.0 million under this non-revolving line of credit. This amount was subsequently converted to a four-year installment note and was outstanding at June 30, 1998.

   Under another non-revolving bank line of credit that expired, the Company had $800,000 outstanding at June 30, 1998 under term notes that are collateralized by the equipment purchased.

   The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 1998.

4. SIGNIFICANT  CUSTOMERS

   No single customer accounted for 10% or more of net revenues during the six months ended June 30, 1998. One customer, Qualcomm, accounted for $5.1 million (11%) of net revenues during the six months ended June 30, 1997.

5. COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. Comprehensive income, which was comprised of the Company's net income for the periods and unrealized losses on investments, was $6.3 million and $12.0 million for the quarter and six months ended June 30, 1998, respectively, and $3.8 million and $7.1 million for the comparable periods in 1997.

6. EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Micrel designs, develops, manufactures and markets a range of high performance standard analog integrated circuits. These circuits are used in a wide variety of electronics products, including those in the communications, computer and industrial markets. In addition to standard products, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services. The Company derives a substantial portion of its net revenues from standard products. While the Company continues to maintain a long-term strategy that focuses on standard products sales revenues, the Company has recently emphasized custom and foundry product sales as an interim response to the Asian situation.
Standard products sales represented 67% of net revenues for the quarter ended June 30, 1998 as compared to 73% for the similar period in the prior year. For the six months ended June 30, 1998 and 1997, the Company's standard products sales accounted for 71% and 74% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary in the short-term due to the Asian financial situation.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the Asian financial situation, competitive pricing pressures and the Company's ability to meet increasing demand. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition or results of operations.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                  ------------------    ------------------
                                    1998      1997        1998      1997
                                   ------    ------      ------    ------
   Net revenues                    100.0%    100.0%      100.0%    100.0%
   Cost of revenues                 44.6      47.0        44.8      47.7
                                   ------    ------      ------    ------
     Gross margin                   55.4      53.0        55.2      52.3
                                   ------    ------      ------    ------
   Operating expenses:
    Research and development        13.6      13.2        13.1      13.8
    Selling, general and
     Administrative                 15.2      16.8        16.0      16.4
                                   ------    ------      ------    ------
       Total operating expenses     28.8      30.0        29.1      30.2
                                   ------    ------      ------    ------
   Income from operations           26.6      23.0        26.1      22.1
   Other income, net                 1.1       0.9         1.0       1.0
                                   ------    ------      ------    ------
   Income before income taxes       27.7      23.9        27.1      23.1
   Provision for income taxes        9.4       8.1         9.2       7.9
                                   ------    ------      ------    ------
   Net income                       18.3%     15.8%       17.9%     15.2%
                                   ======    ======      ======    ======

Net Revenues. Net revenues increased for the quarter and six months ended June 30, 1998 as compared to the comparable prior year periods. Net revenues were $34.5 million and $67.2 million for the quarter and six months ended June 30, 1998, respectively, increases of 42% and 45% over $24.3 million and $46.4 million for the comparable periods for 1997. The growth in net revenues on a quarterly and year-to-date basis is due, in part, to higher standard products revenues which grew in absolute dollars while declining on a percentage basis to 67% and 71% of net revenues for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the quarter and six months ended June 30, 1998, respectively, from 73% and 74% for each of the comparable periods in 1997. On a dollar basis, standard products revenues increased 31% to $23.1 million for the quarter ended June 30, 1998 from $17.7 million for the comparable period in 1997 and by 39% to $47.8 million for the six months ended June 30, 1998 from $34.4 million for the comparable period in 1997. Sales of standard products by the Company during the quarter and six months were led by the increased sales of low dropout regulators and computer peripheral devices. Such products were sold to manufacturers of telecommunications, portable computing, computing peripherals and industrial products. Custom and foundry revenues increased 71% to $6.6 million for the quarter ended June 30, 1998 from $4.7 million for the comparable period in 1997 and by 62% to $19.3 million for the six months ended June 30 1998 from $12.0 million for the comparable period in 1997. Management believes that the range of the Company's products - from standard products to custom and foundry products - as well as the geographic diversity of its customers should enable the Company's continued sales and profit growth despite economic conditions in Asia.

The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry. During the second quarter of 1998, standard product customer demand continued to be short-term focused due to shorter than historical order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders close to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company has sought to address these reduced order lead times by implementing faster production cycles.

International sales represented 43% and 45% of net revenues for the quarter and six months ended June 30, 1998 as compared to 47% for the comparable periods in the prior year, respectively as a result of the change in product mix emphasizing custom and foundry product sales as an interim response to the Asian situation. On a dollar basis, international sales totaled $14.9 million and $30.5 million for the quarter and six months ended June 30, 1998, increases of 30% and 38% over $11.5 million and $22.0 million for the comparable periods in 1997, respectively. The dollar increase in international sales resulted from shipments to manufacturers of personal computers and communications products and demand for the Company's products primarily in Asian markets and, to a lesser extent, in Europe.

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

Gross Margin. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 55% for the quarter and the six months ended June 30, 1998 from 53% and 52% for the quarter and the six months ended June 30, 1997, respectively. The improvement in gross margin reflected an increase in manufacturing efficiency due to greater capacity utilization that was partially offset by declining average selling prices. The Company believes that continued gross margin expansion is likely as revenue and production output increases throughout the balance of 1998.

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

The Company's research and development expenses increased by $1.5 million to $4.7 million for the quarter ended June 30, 1998 from $3.2 million for the comparable period in 1997. For the six months ended June 30, 1998, research and development expenses increased by $2.4 million to $8.8 million from $6.4 million for the comparable prior year period. As a percentage of net revenues, research and development expenses increased to 14% of net revenues for the quarter ended June 30, 1998 compared to 13% for the similar period in the prior year. For the six months ended June 30, 1998, research and development declined to 13% of net revenues as compared to 14% for the comparable period in 1997. The dollar increase in research and development expenses during the quarter and six months ended June 30, 1998 was primarily due to increased costs associated with the Company's conversion to six-inch wafer fabrication and increased engineering staffing to support the development of new products and new wafer fabrication processes. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on a dollar basis to approximately $5.2 million or 15% of net revenues for the second quarter in 1998 from $4.1 million or 17% of net revenues for the comparable period in 1997. For the six months ended June 30, 1998, these expenses increased on a dollar basis to $10.7 million or 16% of net revenues from $7.6 million or 16% for the comparable period in 1997. The dollar increase during the quarter ended June 30, 1998 was principally attributable to increased wages and salaries, profit sharing accruals to promote personnel retention, sales commissions, and other sales and administrative expenses associated with the growth of the Company's revenues. The dollar increase during the six months ended June 30, 1998 was principally attributable to increased wages and salaries, higher legal accruals, profit sharing accruals to promote personnel retention, sales commissions, and other sales and administrative expenses associated with the growth of the Company's revenues.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on line of credit borrowings and term notes. Other income, net increased by $141,000 to $359,000 for the quarter ended June 30, 1998 from $218,000 for the comparable period in 1997. For the six months ended June 30, 1997, other income, net increased to $703,000 from $440,000 for the comparable period in 1997. Such increases in the quarter and six months ended June 30, 1998 reflected an increase in interest income due to an increase in average cash and investment balances and a decrease in interest expense due to a reduction in the average amount of notes payable. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

Provision for Income Taxes.   For each of the quarters and six months ended
June 30, 1998 and 1997, the provision for income taxes was 34% of income before taxes for each quarter. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate. The 1998 and 1997 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 1998 consisted of cash and short-term investments of $25.6 million and borrowing facilities consisting of (i) $3.0 million under a revolving line of credit, of which all was unused and available, and (ii) $5.0 million under a non-revolving line of credit. In June 1998, the Company borrowed $2.0 million under this non-revolving line of credit. This amount was subsequently converted to a four-year installment note and was outstanding at June 30, 1998. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1998, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings are collateralized by substantially all of the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

assets. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 1998.

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

Under another notes payable, the Company had $800,000 outstanding at June 30, 1998. The note is collateralized by equipment purchased.

The Company's working capital increased by $3.4 million to $45.0 million as of June 30, 1998 from $41.7 million as of December 31, 1997. The increase was primarily attributable to a $5.4 million increase in cash, cash equivalents and short-term investments combined with increases in accounts receivable of $4.9 million, other current assets of $1.0 million, and inventories of $0.6 million, which were partially offset by a $5.5 million increase in accounts payable, a $2.0 million increase in other current liabilities and a $1.1 million increase in deferred income. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

The Company's cash flows from operating activities increased to $20.7 million for the six months ended June 30, 1998 from $12.1 million for the comparable prior year period. The cash flows from operating activities generated by the Company in the six months ended June 30, 1998 were primarily attributable to net income (plus non-cash charges for depreciation and amortization) of approximately $16.8 million combined with increases in accounts payable of $5.5 million, income taxes payable of $2.3 million, accrued compensation and other liabilities of $1.4 million and deferred income of $1.1 million, which were partially offset by increases in accounts receivable of $4.9 million and inventories of $0.6 million. The Company's cash flows from operating activities generated by the Company for the six months ended June 30, 1997 were primarily due to net income (plus non-cash charges for depreciation and amortization) of $9.9 million combined with a $2.9 million decrease in inventory and a $1.5 million increase in income taxes payable, which were partially offset by a $3.9 million increase in accounts receivable.

Investing activities during the six months ended June 30, 1998 used cash of approximately $23.7 million as compared to $12.6 million of cash used for investing activities during the comparable period in 1997. Cash used for investing activities during the six months ended June 30, 1998 resulted primarily from net purchases of $18.4 million of property, plant and equipment combined with net purchases of short-term investments of $5.3 million. Cash used for investing activities during the six months ended June 30, 1997 were due to net purchases of property, plant and equipment of $11.6 million combined with short-term investments of $0.9 million.

The Company's financing activities during the six months ended June 30, 1998 provided cash of approximately $3.1 million as compared to $0.6 million during the comparable period in 1997. Cash provided by financing activities during the six months ended June 30, 1998 resulted from $2.0 million in proceeds from long-term borrowings and $1.7 million in proceeds from the issuance of common stock through the exercise of stock options, which were partially offset by $0.5 million in repayments of long-term debt during the same period. Cash provided by financing activities during the six months ended June 30, 1997 was the result of $1.1 million in proceeds from the issuance of common stock through the exercise of stock options, which were partially offset by $0.6 million in repayments of long-term debt during the same period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; and statements regarding Year 2000 compliance costs. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

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

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition and results of operations.

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

The Company is also currently transitioning to the processing of six-inch wafers, which will involve process lithography that will handle items as small as one micron. There can be no assurance that the transition to six-inch wafer processing will be achieved on schedule without encountering any delays in the process implementation. Nor can there be any assurance that the Company will achieve acceptable manufacturing yields or that the operating income margins on such products will be comparable to those realized in connection with the Company's four inch wafer fabrication processes. Failure to achieve acceptable yields or margins could adversely affect the Company's financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The analog semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market include product features, performance, price, timing of product introductions, emergence of new computer standards, quality and customer support. Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competition, including international companies. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition and results of operations.

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

The Company is aware of the "Year 2000 Issue" which is a result of computer programs being written using two digits rather than four to define the applicable year. If the computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its computer systems for Year 2000 compliance. The Company estimates that all reprogramming efforts will be completed by December 31, 1998 and has not developed a contingency plan for the event of non-compliance before the year 2000. The Year 2000 compliance process includes obtaining confirmation from the Company's primary vendors that plans are being developed or are already in place to address processing of transactions in the Year 2000. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be converted in a timely manner or that any such failure by another company would not have an adverse effect on the Company's systems. Management is in the process of completing its assessment of the Year 2000 compliance costs and, based on information to date (excluding the possible impact of vendor systems), management believes that total costs of Year 2000 compliance will be immaterial to the Company's financial condition or results of operations. The cost of Year 2000 compliance and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 21, 1998 at 12:00 noon local time, at its principal corporate offices located at 1931 Fortune Drive, San Jose, California. The Annual Meeting was held for the purpose of (a) electing five members of the Board of Directors, (b) ratifying and approving the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 and (c) transacting such other business as may properly come before the Annual Meeting. The two matters below were voted upon and approved:


Matter No. 1 - Election of five members of the Board of Directors:

The following persons were duly elected to the Board by the shareholders for a one year term and until their successors are elected and qualified:

        NOMINATION                   FOR         ABSTAINED
        ----------                ----------     ---------
        Raymond D. Zinn           18,634,372        8,935
        Warren H. Muller          18,634,092        9,215
        Larry L. Hansen           18,633,182       10,125
        George Kelly              18,633,542        9,765
        Dale L. Peterson          18,634,132        9,175


Matter No. 2 - Ratification of the Appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the Fiscal Year Ending December 31, 1998:

        NOMINATION                    FOR        AGAINST    ABSTAINED
        ----------                ----------     -------    ---------
        Deloitte & Touche LLP     18,632,586      2,136       8,585


ITEM 5.  OTHER INFORMATION

Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Company after March 2, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit
    Number    Description
    -------   --------------
    10.1      Indemnification Agreement between the Registrant and
              Mr. J. Barry Small, an officer of the Company.
    27.1      Financial Data Schedule.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

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

                                            MICREL, INCORPORATED
                                           ----------------------
                                                (Registrant)


Date: August 10, 1998                  By   /s/ ROBERT J. BARKER
                                            --------------------
                                              Robert J. Barker
                                         Vice President, Finance and
                                           Chief Financial Officer
                                           (Authorized Officer and
                                         Principal Financial Officer)