Form 10-Q
period 1998-09-30
MICREL INC
filed 1998-11-16
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998.

     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  _______________  to  _______________.

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





As of October 31, 1998 there were 19,952,244 shares of common stock, no par value, outstanding.


This Report on Form 10-Q includes 16 pages with the Index to Exhibits located on page 15.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1998


                                                                        Page


                        PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets -
             September 30, 1998 and  December 31, 1997                      3

            Condensed Consolidated Income Statements - Three
             and Nine Months Ended September 30, 1998 and 1997              4

            Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1998 and 1997                  5

            Notes to Condensed Consolidated Financial Statements            6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8


                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings                                                15


Item 6.   Exhibits and Reports on Form 8-K                                 15


          Signature                                                        16

ITEM 1.    FINANCIAL STATEMENTS
                              MICREL, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                September 30,    December 31,
                                                    1998           1997 (1)
                                                -------------    ------------
                                                 (Unaudited)

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                        $  8,900        $  2,581
 Short-term investments                             19,914          17,565
 Accounts receivable, net                           24,806          16,938
 Inventories                                        11,999          10,664
 Other current assets                                6,715           5,176
                                                  --------        --------
   Total current assets                             72,334          52,924

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET           47,996          32,423

OTHER ASSETS                                           197             180
                                                  --------        --------
TOTAL                                             $120,527        $ 85,527
                                                  ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                 $  6,591        $  2,858
 Deferred income on shipments to distributors        3,249           1,940
 Other current liabilities                           9,861           6,432
                                                  --------        --------
   Total current liabilities                        19,701          11,230

LONG-TERM OBLIGATIONS                                6,327           3,729

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value - authorized:
  5,000,000 shares; issued and outstanding: none        --              --
 Common stock, no par value - authorized:
  50,000,000 shares; issued and outstanding:
  1998 - 19,936,744; 1997 - 19,483,319              33,000          27,703
 Net unrealized gains on short-term investments         12               -
 Retained earnings                                  61,487          42,865
                                                  --------        --------
   Total shareholders' equity                       94,499          70,568
                                                  --------        --------
TOTAL                                             $120,527        $ 85,527
                                                  ========        ========

(1) Derived from the December 31, 1997 audited balance sheet included in the 1997 Annual Report on Form 10-K of Micrel, Incorporated.

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                   (in thousands, except per share amounts)


                                       Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  -----------------
                                         1998      1997      1998      1997
                                       --------  --------  --------  -------

NET REVENUES                           $ 35,426  $ 27,203  $102,587  $ 73,643

COST OF REVENUES                         15,714    12,660    45,790    34,817
                                       --------  --------  --------  --------

GROSS MARGIN                             19,712    14,543    56,797    38,826
                                       --------  --------  --------  --------

OPERATING EXPENSES:
 Research and development                 4,741     3,532    13,564     9,916
 Selling, general and administrative      5,273     4,473    16,018    12,087
                                       --------  --------  --------  --------
   Total operating expenses              10,014     8,005    29,582    22,003
                                       --------  --------  --------  --------

INCOME FROM OPERATIONS                    9,698     6,538    27,215    16,823

OTHER INCOME, NET                           297       230     1,000       670
                                       --------  --------  --------  --------

INCOME BEFORE INCOME TAXES                9,995     6,768    28,215    17,493

PROVISION FOR INCOME TAXES                3,398     2,301     9,593     5,948
                                       --------  --------  --------  --------

NET INCOME                             $  6,597  $  4,467  $ 18,622  $ 11,545
                                       ========  ========  ========  ========


NET INCOME PER SHARE:

   Basic                               $   0.33  $   0.23  $   0.94  $   0.61
                                       ========  ========  ========  ========
   Diluted                             $   0.31  $   0.21  $   0.88  $   0.56
                                       ========  ========  ========  ========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
   Basic                                 19,882    19,198    19,734    18,955
                                       ========  ========  ========  ========
   Diluted                               21,133    21,054    21,141    20,775
                                       ========  ========  ========  ========


See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                         1998         1997
                                                      ---------    ---------

Net cash provided by operating activities             $  26,885    $  17,804
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of equipment and leasehold improvements      (23,843)     (16,818)
 Purchases of short-term investments                    (33,549)     (29,094)
 Proceeds from sales and maturities of short-term
  investments                                            31,200       25,900
                                                      ---------    ---------
   Net cash used in investing activities                (26,192)     (20,012)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Long-term debt borrowings                                4,000           --
 Repayments of long-term debt                              (791)        (904)
 Proceeds from the issuance of common stock, net          2,417        1,921
                                                      ---------    ---------
   Net cash provided by financing activities              5,626        1,017
                                                      ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      6,319       (1,191)

CASH AND CASH EQUIVALENTS - Beginning of period           2,581        3,239
                                                      ---------    ---------

CASH AND CASH EQUIVALENTS - End of period             $   8,900    $   2,048
                                                      =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                               $     112    $     143
                                                      =========    =========
 Cash paid for income taxes                           $   6,419    $   4,084
                                                      =========    =========



See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MICREL,
                                 (Unaudited)




1.  SIGNIFICANT  ACCOUNTING  POLICIES
    Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 1998 and for the quarter and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

    This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

    Net Income per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.

    Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  -----------------
                                          1998     1997       1998     1997
                                        -------- --------   -------- --------

     Weighted average common shares
     outstanding                          19,882   19,198     19,734   18,955
     Dilutive effect of stock options
      outstanding using the treasury
      stock method                         1,251    1,856      1,407    1,820
                                         -------  -------    -------  -------
     Shares used in computing diluted
      net income per share                21,133   21,054     21,141   20,775
                                         =======  =======    =======  =======


2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                             September 30,     December 31,
                                                 1998              1997
                                             -------------     ------------
          Finished goods                      $   2,166         $   2,480
          Work in process                         7,693             6,351
          Raw materials                           2,140             1,833
                                              ---------         ---------
                                              $  11,999         $  10,664
                                              =========         =========


3.  BORROWING  ARRANGEMENTS
    On September 30, 1998, the Company extended its revolving line of credit and security agreement, which was scheduled to expire September 30, 1998, to November 4, 1998 at which date the agreement was amended and extended through September 30, 1999. Under the amended agreement, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $5.0 million. Borrowings under the line of credit agreement bear interest rates of, at the company's election, the prime rate or the Banks offshore rate, which approximates LIBOR plus 2.25%. Borrowings are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at September 30, 1998.

                             MICREL, INCORPORATED
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MICREL,
                                 (Unaudited)


    Under the same amended security agreement, the Company has a non-revolving bank line of credit of $20.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost of such equipment. Amounts borrowed under this credit line are converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased and bear interest rates of, at the Company's election, a fixed rate based on the four-year U.S. Treasury Bill rate plus 3.0% or an annual adjustable rate based on the one-year U.S Treasury Bill rate plus 3.0%. There were no borrowings under the amended line of credit at September 30, 1998.

    In September, 1998, under the previous non-revolving bank line of credit, the Company borrowed $2.0 million which was subsequently converted to a four-year installment note bearing interest at the prime rate. As of September 30, 1998, the Company had $4.6 million outstanding under term notes that are collateralized by the equipment purchased.

    The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 1998.

4.  SIGNIFICANT  CUSTOMERS
    No single customer accounted for 10% or more of net revenues during the nine months ended September 30, 1998 or the comparable period in 1997. At September 30, 1998, one customer accounted for approximately 19% of net accounts receivable.

5.  COMPREHENSIVE INCOME
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. Comprehensive income, which was comprised of the Company's net income for the periods and unrealized gains or losses on investments, was $6.6 million and $18.6 million for the quarter and nine months ended September 30, 1998, respectively, and $4.5 million and $11.5 million for the comparable periods in 1997.

6.  EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
    In June 1997, the Financial Accounting Standards Board issued SFAS
    No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

7.  SUBSEQUENT EVENTS
    On November 9, 1998, the Company completed the acquisition of Synergy Semiconductor Corporation ("Synergy"), a privately held U.S. provider of mixed-signal and digital integrated circuits for the communications, high performance computing and ATE industries. The Company acquired all outstanding shares of capital stock of Synergy in exchange for approximately $9.9 million in cash. The acquisition will be accounted for as a purchase transaction. The Company expects that a portion of the total purchase price will be allocated to in-process research and development and will be charged to operations during the quarter ending December 31, 1998.

     In November, 1998, under a non-revolving bank line of credit (see Note 3 of "Notes to Condensed Consolidated Financial Statements"), the Company borrowed $8.0 million which was subsequently converted to a four-year installment note bearing a fixed interest rate of 7.5% over the term of the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Micrel designs, develops, manufactures and markets a range of high performance standard analog integrated circuits. These circuits are used in a wide variety of electronics products, including those in the communications, computer and industrial markets. In addition to standard products, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services. The Company derives a substantial portion of its net revenues from standard products. While the Company continues to maintain a long-term strategy that focuses on standard products sales revenues, the Company has recently emphasized custom and foundry product sales as an interim response to the Asian financial situation. Standard products sales represented 69% of net revenues for the quarter ended September 30, 1998 as compared to 77% for the similar period in the prior year. For the nine months ended September 30, 1998 and 1997, the Company's standard products sales accounted for 70% and 75% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves.


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.


                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    -----------------
                                        1998     1997         1998     1997
                                       ------   ------       ------   ------
Net revenues                           100.0%   100.0%       100.0%    100.0%
Cost of revenues                         4.4     46.5         44.6      47.3
                                       -----    -----        -----     -----
     Gross margin                       55.6     53.5         55.4      52.7
                                       -----    -----        -----     -----
Operating expenses:
  Research and development              13.4     13.0         13.2      13.4
  Selling, general and administrative   14.9     16.5         15.6      16.4
                                       -----    -----        -----     -----
     Total operating expenses           28.3     29.5         28.8      29.8
                                       -----    -----        -----     -----
Income from operations                  27.3     24.0         26.6      22.9
Other income, net                        0.9      0.9          1.0       0.9
                                       -----    -----        -----     -----
Income before income taxes              28.2     24.9         27.6      23.8
Provision for income taxes               9.6      8.5          9.4       8.1
                                       -----    -----        -----     -----
Net income                              18.6%    16.4%        18.2%     15.7%
                                       =====    =====        =====     =====


Net Revenues. Net revenues increased for the quarter and nine months ended September 30, 1998 as compared to the comparable periods in the prior year. Net revenues were $35.4 million and $102.6 million for the quarter and nine months ended September 30, 1998, respectively, increases of 30% and 39% over $27.2 million and $73.6 million for the comparable 1997 periods. The growth in net revenues on a quarterly and year-to-date basis is due, in part, to higher standard products revenues which, while declining on a percentage basis to 69% and 70% of net revenues for the quarter and nine months ended September 30, 1998, respectively, from 77% and 75% for each of the comparable periods in 1997, grew in absolute dollars. On a dollar basis, standard products revenues increased 16% to $24.4 million for the quarter ended September 30, 1998 from $21.0 million for the comparable period in 1997 and by 30% to $72.2 million for the nine months ended September 30, 1998 from $55.4 million for the comparable period in 1997. Sales of standard products by the Company during the quarter and nine months were led by the increased sales of low dropout regulators and computer peripheral devices. Such

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


products were sold to manufacturers of telecommunications, portable computing, computing peripherals and industrial products. Custom and foundry products revenues increased 77% to $11.0 million for the quarter ended September 30, 1998 from $6.2 million for the comparable period in 1997 and 66% to $30.3 million for the nine months ended September 30, 1998 from $18.3 million for the comparable period in 1997. During the quarter and nine months ended September 30, 1998 custom and foundry products increased to 31% and 30% of net revenues, respectively, compared to 23% and 25% for the comparable periods in 1997. This increase in custom and foundry products, which are sold primarily within the United States, reflects the Company's recent interim response to the Asian financial situation. Management believes that the range of the Company's products - from standard products to custom and foundry products - as well as the geographic diversity of its customers should enable the Company to maintain stable revenue levels in the near future despite current economic conditions in Asia and elsewhere.

The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry. During the third quarter of 1998, standard product customer demand continued to be short-term focused due to shorter than historical order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders close to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company has sought to address these reduced order lead times by implementing faster production cycles and slightly increasing inventory levels.

International sales represented 42% and 44% of net revenues for the quarter and nine months ended September 30, 1998 as compared to 50% and 49% for the comparable periods in the prior year, respectively, as a result of the change in product mix emphasizing custom and foundry product sales as an interim response to the Asian situation. On a dollar basis, international sales totaled $14.9 million and $45.4 million for the quarter and nine months ended September 30, 1998, increases of 9% and 27% over $13.7 million and $35.8 million for the comparable periods in 1997, respectively. The dollar increase in international sales for the quarter ended September 30, 1998 resulted from increased standard products shipments to Asian markets while shipments to Europe remained relatively stable. The dollar increase in international sales for the nine months ended September 30, 1998 resulted from increased standard products shipments to Asian markets and, to a lesser extent to Europe.

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

Gross Margin. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 56% and 55% for the quarter and the nine months ended September 30, 1998 from 54% and 53% for the quarter and the nine months ended September 30, 1997, respectively. The improvement in gross margin reflected an increase in manufacturing efficiency due to greater capacity utilization that was partially offset by declining average selling prices. The Company believes that gross margins are likely to remain stable throughout the balance of 1998.

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

The Company's research and development expenses increased $1.2 million or 34% to $4.7 million for the quarter ended September 30, 1998 from $3.5 million for the comparable period in 1997. For the nine months ended September 30, 1998, research and development expenses increased by $3.7 million to $13.6 million from $9.9 million for the comparable prior year period. As a percentage of net revenues, research and development expenses represented 13% of net revenues for the quarter and the nine months ended September 30, 1998 as compared to 13% of net revenues for the quarter and the nine months ended September 30, 1997, respectively. The dollar increase in research and development expenses during the quarter and nine months ended September 30, 1998 was primarily due to increased costs associated with the Company's conversion to six-inch wafer fabrication and increased engineering staffing and material and processing costs to support the development of new products and new wafer fabrication processes. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on a dollar basis to approximately $5.3 million or 15% of net revenues for the third quarter in 1998 from $4.5 million or 16% of net revenues for the comparable period in 1997. For the nine months ended September 30, 1998, these expenses increased on a dollar basis to $16.0 million or 16% of net revenues from $12.1 million or 16% for the comparable period in 1997. The dollar increase during the quarter ended September 30, 1998 was principally attributable to increased wages and salaries, sales commissions, and other sales and administrative expenses associated with the growth of the Company's revenues. The dollar increase during the nine months ended September 30, 1998 was principally attributable to increased wages and salaries, sales commissions, profit sharing accruals to promote personnel retention, higher legal accruals, and other sales and administrative expenses associated with the growth of the Company's revenues.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on line of credit borrowings and term notes. Other income, net increased by $67,000 to $297,000 for the quarter ended September 30, 1998 from $230,000 for the comparable period in 1997. For the nine months ended September 30, 1997, other income, net increased to $1.0 million from $0.7 million for the comparable period in 1997. Such increases in the quarter and nine months ended September 30, 1998 reflected an increase in interest income due to an increase in average cash and investment balances. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

Provision for Income Taxes.   For each of the quarters and nine months ended
September 30, 1998 and 1997, the provision for income taxes was 34% of income before taxes for each quarter. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate. The 1998 and 1997 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.

Acquisition of Synergy Semiconductor. On November 9, 1998, the Company acquired all outstanding shares of capital stock of Synergy in exchange for approximately $9.9 million in cash. The acquisition will be accounted for as a purchase transaction. The Company expects that a portion of the total purchase price will be allocated to in-process research and development and will be charged to operations during the quarter ending December 31, 1998.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 1998 consisted of cash and short-term investments of $28.8 million and bank borrowing arrangements. Borrowing agreements, as amended November 4, 1998, (see Note 3 of "Notes to Condensed Consolidated Financial Statements") consisted of (i) $5.0 million under a revolving line of credit, of which all was unused and available, and (ii) $20.0 million under a non-revolving line of credit of which all was unused

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


and available. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1999, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 1998.

The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the cost of such equipment. Amounts borrowed under this credit line are converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased and bear interest rates of, at the Company's election, a fixed rate based on the four-year U.S. Treasury Bill rate plus 3.0% or an annual adjustable rate based on the one-year U.S Treasury Bill rate plus 3.0%.

As of September 30, 1998, the Company had $4.6 million outstanding under term notes that are collateralized by the equipment purchased.

The Company's cash flows from operating activities increased to $26.9 million for the nine months ended September 30, 1998 from $17.8 million for the comparable period in the prior year. The cash flows from operating activities generated by the Company in the nine months ended September 30, 1998 were primarily attributable to net income (plus non-cash charges for depreciation and amortization) of approximately $26.9 million combined with increases in income taxes payable of $4.1 million, accounts payable of $3.7 million, accrued compensation and other liabilities of $1.4 million and deferred income of $1.3 million, which were partially offset by increases in accounts receivable of $7.9 million, inventories of $1.3 million, and prepaid expenses and other assets of $375,000. The Company's cash flows from operating activities generated by the Company for the nine months ended September 30, 1997 were primarily due to net income (plus non-cash charges for depreciation and amortization) of $16.0 million combined with a $3.2 million decrease in inventory and a $1.8 million increase in income taxes payable and $0.8 million increase in accounts payable, which were partially offset by a $4.7 million increase in accounts receivable.

Investing activities during the nine months ended September 30, 1998 used cash of approximately $26.2 million as compared to $20.0 million of cash used for investing activities during the comparable 1997 period. Cash used for investing activities during the nine months ended September 30, 1998 resulted primarily from net purchases of $23.8 million of property, plant and equipment principally associated with the Company's conversion to six-inch wafer production combined with net purchases of short-term investments of $2.3 million. Cash used for investing activities during the nine months ended September 30, 1997 were due to net purchases of property, plant and equipment of $16.8 million primarily associated with the Company's conversion to six-inch wafer production combined with short-term investments of $3.2 million.

The Company's financing activities during the nine months ended
September 30, 1998 provided cash of approximately $5.6 million as compared to $1.0 million during the comparable period in 1997. Cash provided by financing activities during the nine months ended September 30, 1998 resulted from $3.2 million in proceeds from long-term borrowings net of repayments and $2.4 million in proceeds from the issuance of common stock through the exercise of stock options. Cash provided by financing activities during the nine months ended September 30, 1997 was the result of $1.9 million in proceeds from the issuance of common stock through the exercise of stock options, which were partially offset by $0.9 million in repayments of long-term debt during the same period.

The Company's working capital increased by $10.9 million to $52.6 million as of September 30, 1998 from $41.7 million as of December 31, 1997. The increase was primarily attributable to a $8.7 million increase in cash, cash equivalents and short-term investments combined with increases in accounts receivable of $7.9 million, other current assets of $1.5 million, and inventories of $1.3 million, which were partially offset by a $3.7 million increase in accounts payable, a $3.4 million increase in other current liabilities and a $1.3 million increase in deferred income. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


The Company currently intends to spend up to approximately $30 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. This level of capital expenditures represents a reduction from previously projected levels as a result of the acquisition of Synergy Semiconductor. On November 9, 1998, the Company acquired all outstanding shares of capital stock of Synergy in exchange for approximately $9.9 million in cash. (See Note 7 of "Notes to Condensed Consolidated Financial Statements"). The Company expects that its cash requirements through mid-1999 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.


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

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to meet increases in demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, changing economic conditions in the regions which the Company serves, the timing of any mergers or acquisitions, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition and results of operations.

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

The Company is aware of the "Year 2000 Issue" which is a result of computer programs being written using two digits rather than four to define the applicable year. If the computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause systems to fail. System failures could cause, among other things, a temporary disruption in the manufacturing and administrative operations of the Company which could have a material adverse affect on the Company. In response to the Year 2000 issue, the Company has developed, and is actively engaged in the implementation of, a Year 2000 compliance plan. This plan requires the evaluation of all Company systems for Year 2000 compliance and the replacement or upgrade of non-compliant systems. The Company has completed its evaluation of all primary systems and has determined that the majority of these systems are compliant. The Company believes the cost to bring the remaining systems into compliance will be immaterial. The plan also requires verification of Year 2000 compliance from all major suppliers. The Company has not completed the vendor compliance evaluation, however, the Company believes that the cost to replace non-compliant suppliers will be immaterial. The Company estimates that all reprogramming or replacement efforts will be completed by June 30, 1999 and has not developed a contingency plan for the event of non-compliance before the year 2000. Based on assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse affect on the Company's financial condition and results of operations. The estimated costs of Year 2000 compliance and the date on which the Company believes it will complete the Year 2000 compliance requirements are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


estimates will be achieved and actual results could differ materially from those anticipated. In addition, there can be no assurance that the systems of other third parties on which the Company relies will be Year 2000 compliant in a timely manner or that such non-compliance would not have a material adverse affect on the Company's financial condition and results of operations.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K




(a)   Exhibits.
      ---------

      Exhibit
       Number   Description
       ------   ----------------------------------------------------------

       27.1     Financial Data Schedule.



   (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1998.

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



                                            MICREL, INCORPORATED
                                           ----------------------
                                                 (Registrant)



Date: November 13, 1998              By     /s/  ROBERT J. BARKER
                                            ---------------------
                                                 Robert J. Barker
                                            Vice President, Finance and
                                              Chief Financial Officer
                                              (Authorized Officer and
                                            Principal Financial Officer)