Form 10-K
period 1998-12-31
MICREL INC
filed 1999-03-31
CIK 932111

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from             to              .
                                    -------------  --------------

                      Commission File Number 0-25236

                  M I C R E L,   I N C O R P O R A T E D
          (Exact name of Registrant as specified in its charter)

           California                              94-2526744
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or Organization)

              1849 Fortune Drive, San Jose, CA       95131
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $742,931,444 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market(r) on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 1999, the Registrant had outstanding 20,188,170 shares of Common Stock.

                       -------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders (Part III).



     This Report on Form 10-K includes 76 pages with the Index to Exhibits located on page 53.


                           MICREL, INCORPORATED
                                 INDEX TO
                        ANNUAL REPORT ON FORM 10-K
                     FOR YEAR ENDED DECEMBER 31, 1998

                                                                       Page
                                  PART I

Item 1     Business                                                       3
Item 2     Properties                                                    13
Item 3     Legal Proceedings                                             13
Item 4     Submission of Matters to a Vote of Security Holders           14

                                  PART II

Item 5     Market for the Registrant's Common Equity and Related
           Shareholder Matters                                           15
Item 6     Selected Financial Data                                       16
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           17
Item 7A    Quantitative and Qualitative Disclosures About Market Risk    25
Item 8     Financial Statements and Supplementary Data                   26
Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                           26


                                  PART III

Item 10     Directors and Executive Officers of the Registrant           27
Item 11     Executive Compensation                                       28
Item 12     Security Ownership of Certain Beneficial Owners
            and Management                                               28
Item 13     Certain Relationships and Related Transactions               28


                                  PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                  29
Signatures                                                               52



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

     Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits and mixed-signal and digital integrated circuits. The Company currently ships over 1,000 standard products and has derived the majority of its product revenue for the year ended December 31, 1998 from sales of standard analog integrated circuits for power management. These analog power circuits are used in a wide variety of electronic products, including those in the communications, computer and industrial markets. For the years ended December 31, 1998, 1997, and 1996, the Company's standard products accounted for 71%, 76%, and 66%, respectively, of the Company's net revenues. In addition, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services for a diverse range of customers who produce electronic systems for communications, consumer and military applications. With the Company's acquisition of Synergy Semiconductor in November 1998, the Company broadened its standard product offerings to include high performance bipolar integrated circuits sold to customers within the networking, telecommunications, computing and automatic test equipment
("ATE")/instrumentation markets. Through its Synergy division, the Company manufactures over 200 products including communication transceivers, clock generators, distribution/clock recovery circuits as well as high-speed logic and memory.

     Continuing trends in the communications and computing markets have created increased demand for power analog circuits, which control, regulate, convert and route voltage and current in electronic systems. This demand for power analog circuits has been fueled by the tremendous growth of battery powered cellular telephones and computing devices and the emergence of lower voltage microprocessors and Personal Computer Memory Card International
Association ("PCMCIA") standards for peripheral devices. Micrel's standard analog products business is focused on addressing this demand for high-performance power analog circuits. The Company sells a wide range of regulators, references and switches designed for cellular telephones and laptop computers. The Company believes it was one of the first companies to offer analog products for the PCMCIA Card and universal serial bus ("USB") market and that it currently provides a majority of the power analog circuits used in PC Card and USB systems. The Company also offers standard analog products that address other markets, including power supplies and industrial, defense, avionics, and automotive electronics.

     In addition to standard analog products, Micrel offers customers various combinations of design, process and foundry services. Through interaction with customers in its custom and foundry business, the Company has been able to enhance its design and process technology capabilities, which in turn provides engineering and marketing benefits to its standard analog products business. Micrel's product offerings through its Synergy operations offer enhanced foundry capabilities including six-inch wafer fabrication technologies.



Industry Background

   Analog Circuit, Mixed-Signal and Digital Integrated Circuits Markets

     Integrated circuits may be divided into three general categories - digital, analog (also known as "linear") and mixed-signal. Digital circuits, such as memories and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values, "1" or "0". Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition, process, and measure or control real world variables such as current, sound, temperature, pressure or speed. Mixed-signal integrated circuits combine analog and digital functions on one chip.

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

     Mixed-Signal and Digital Integrated Circuits may be divided into six general categories, LSI/MSI logic, data processing, signal processing, memory, FPGA and application specific.

     Mixed-Signal and Digital Integrated Circuits are used in computer and communication systems and in industrial products. The primary markets for such circuits are consumer, communications, personal computer systems, and industrial. The primary advantages of the Company's bipolar integrated circuits are high speed and low noise.

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

     Analog, mixed-signal and digital integrated circuits are sold to customers as either standard products or custom products. Standard analog products are available to customers "off-the-shelf" and are often sold in large volumes to a wide variety of customers in different industries. Custom products are designed to an individual customer's specifications.


   Recent Trends in Analog Power Management, Mixed-Signal and Digital
Integrated Circuits

     Most electronic systems utilize analog circuits to perform power management functions ("power analog circuits")



such as the control, regulation, conversion and routing of voltages and current. The computer and communications markets have emerged as two of the largest markets for power analog circuits. In particular, the recent growth and proliferation of portable, battery powered devices, such as cellular telephones and laptop computers, continue to increase demand and create new technological challenges for power analog circuits.

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

     The trend toward the use of lower voltage microprocessors in personal computers and other computing devices has also increased market demand and created new requirements for power analog circuits. These lower voltage microprocessors reduce power consumption, thereby prolonging battery life for portable and desktop personal computers. These mixed voltage personal computers require multiple LDO regulators to manage power in the system.
Another recent trend is the emergence of PCMCIA standards that require a voltage protection capability, thereby creating new specifications for higher performance power analog switches.

     The rapid adoption of the internet for information exchange, in business and consumer markets, has led to a tremendous surge in the need for broadband communications technology. When this is coupled with the use of more media-rich technologies on the internet, like bandwidth hungry graphics and movies, it is generally agreed that there is a growing need to improve the infrastructure of the internet. One major trend within the industry is the worldwide adaptation and deployment of high speed fiber optic networks.
Such networks require the use of very high-speed analog signal conditioning, clock recovery and post processing to attain maximum data throughput.

Micrel's Strategy

       Micrel seeks to capitalize on the growth opportunities within the high-performance analog semiconductor market. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and its manufacturing expertise. The
Company also seeks to capitalize on the growth opportunities within the high performance bipolar semiconductor market. The Company has expanded upon its core competencies through the addition of Synergy's expertise in the synchronous optical network ("SONET"), fiber channel and ATE arenas. The
Synergy division design team, process technology and wafer fabrication facility complement the historical Micrel core strengths. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

       Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 1,000 standard products, with net revenues from standard products generating 71% of the Company's net revenues for the year ended December 31, 1998. In November 1998, through the acquisition of Synergy Semiconductor, the Company has added over 200 new standard products to its offerings.
Micrel believes that its long-term growth will depend substantially on its ability to increase standard products sales in its existing markets and to penetrate new standard products markets. The Company, however, will pursue additional custom and foundry business as opportunities arise.

       Target Power Analog, High-Speed Mixed-signal and Digital Markets.
Micrel has leveraged its expertise in power analog circuits by addressing market opportunities in cellular telephones, battery powered computers and desktop personal computers. A majority of the Company's standard products net revenues for the year ended December 31, 1998 were derived from products relating to power management. Through the acquisition of Synergy
Semiconductor, the Company has gained expertise in high-speed, mixed-signal and digital integrated circuits, required to address the networking, telecommunications, computing and ATE/instrumentation markets.



       Maintain Technological Leadership. The Company seeks to utilize its design strengths and its process expertise to enhance what the Company believes are its competitive advantages in LDO regulators, PCMCIA and USB devices. In order to maintain its technology leadership, the Company has developed plans for successive generations of products with increased functionality. The Company seeks to utilize Synergy's design strengths and its process expertise to enhance what the Company believes are its competitive advantages in high speed, low jitter devices. In order to maintain its technology leadership, the Company has begun development of a sub-micron process.

       Capitalize on In-house Wafer Fab Facilities. The Company believes that its six-inch in-house wafer fab facilities provide a significant competitive advantage because they facilitate close collaboration between design and process engineers in the development of the Company's products.

       Maintain a Strategic Level of Custom and Foundry Products Revenue.
Micrel believes that its custom and foundry products business complements its standard products business by generating a broader revenue base and lowering overall per unit manufacturing costs through greater utilization of its manufacturing facilities. Through interaction with customers, Micrel has been able to enhance its design and process technology capabilities.


Products and Markets

   Overview

     The following table sets forth the net revenues attributable to the Company's two segments, standard products and custom and foundry products expressed in dollars and as a percentage of total net revenues.



                         Net Revenues by Segment
                          (dollars in thousands)

                                                Years Ended  December 31,
                                              -----------------------------
                                               1998       1997       1996
                                             --------   --------   --------
  Net Revenues:
  Standard Products.......................   $ 99,902   $ 79,203   $ 43,530
  Custom and Foundry Products.............     40,606     24,955     22,714
                                             --------   --------   --------

      Total net revenues..................   $140,508   $104,158   $ 66,244
                                             ========   ========   ========

  As a Percentage of Total Net Revenues:
  Standard Products.......................         71%        76%        66%
  Custom and Foundry Products.............         29         24         34
                                             --------   --------   --------

      Total net revenues..................        100%       100%       100%
                                             ========   ========   ========


For a discussion of the changes in net revenues from period to period, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Standard Products

     In recent years, the Company has directed a majority of its development, sales and marketing efforts towards standard products in an effort to address the larger markets for these products and to broaden its customer base. The Company offers power analog circuits that address certain high growth markets including cellular telephones, battery powered computers and desktop personal computers. The Company's remaining standard products address other markets, including power supplies and industrial, defense, avionics, and automotive electronics. In November 1998, the Company broadened its standard product offerings to include high-speed mixed-signal and digital integrated circuits sold to customers within the networking, telecommunications, computing and ATE/instrumentation markets.

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

     Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel also provides a range of high performance LDO regulators that convert, regulate, switch and control the DC voltages used in cellular telephones. Micrel's SuperBeta PNP (tm) LDO regulators enable cellular telephones to continue to operate effectively until the battery is almost completely exhausted. Micrel products are designed to reduce board space and decrease system cost. In addition, Micrel offers switch mode power supply ("SMPS") regulators that convert AC to useable DC power in battery chargers and cellular base stations.

     Universal Serial Bus Market. Universal Serial Bus ("USB") is a novel method of connecting computer peripherals to a host computer that improves upon the bandwidth and ease-of-use of previously used computer interconnect solutions. In addition to implementing data communications between the connected devices, USB also provides a power source capable of powering the peripheral. Micrel believes that it is the leader in the design and manufacture of circuits that safely control the delivery of this power source.

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

     Automotive Electronics Market. Micrel's LDO products, including the line of monolithic SuperBeta PNP (tm) LDO regulators, have been designed in for such automotive controller applications and safety features as automotive airbags and antilock brake systems. Micrel is developing several other products for the automotive electronic market. For each of the years ended December 31, 1998, 1997, and 1996, the automotive electronics market represented less than 2% of net revenues.

     General Purpose Analog. During 1998, Micrel introduced a variety of general purpose analog products including op-amps, comparators, a fan controller and intelligent protected power switches. These products were focused on low voltage and low current applications.

     Networking and high-speed Telecommunications Circuits Market. The Company's Synergy subsidiary has directed a majority of its development, sales and marketing efforts towards high-speed media interface for SONET/synchronous digital hierarchy ("SDH") markets. The Synergy Subsidiary's remaining telecommunications products address other markets, including optical modules and wave division multiplex ("WDM"), dense wave division multiplex ("DWDM"), clock recovery and clock distribution.

     The Company's future success will depend in part upon the timely completion, introduction, and market acceptance of new standard products. As compared with the Company's custom and foundry products business, the standard products business is characterized by generally shorter product lifecycles, greater pricing pressure, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that its product offerings will quickly become obsolete. The success of new standard products depends on a variety of factors, including product selection, successful and timely completion of product development, achievement of acceptable manufacturing yields by the Company's foundry and the Company's ability to offer products at competitive prices.

     Micrel's new products are generally incorporated into a customer's products or systems at the design stage. The value of any design win largely depends upon the commercial success of the customer's product and on the extent to which the design of the customer's electronic system accommodates incorporation of components manufactured by the Company's competitors. In addition, products or systems may be subsequently redesigned so that they no longer require the Company's products. No assurance can be given that the Company will achieve design wins or that any design win will result in future revenues. The failure of the Company to achieve design wins would materially and adversely affect the Company's financial condition, results of operations and cash flows.


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

     With respect to R&D foundry and other foundry products, Micrel provides wafers to a variety of companies as well as to the military. The Company believes that the custom and foundry business reduces somewhat the Company's sensitivity to fluctuations in its standard products markets as the Company's foundry customers are often in different markets that are not affected by the same business cycles.

Sales, Distribution and Marketing

     The Company sells its products through a worldwide network of independent sales representative firms and distributor firms and through a direct sales staff. The Company currently utilizes 22 independent sales representative firms in the United States and Canada. The Company currently utilizes 4 national distributor firms. In the year ended December 31, 1998, sales through North American distributor firms accounted for 10% of the Company's net revenues.

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

     Sales to customers in North America, Asia and Europe accounted for 55%, 34% and 11%, respectively, of the Company's net revenues for the year ended December 31, 1998 compared to 50%, 37% and 13%, respectively, of the Company's net revenues for 1997 and 59%, 30% and 11%, respectively, of the Company's net revenues for 1996. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers.

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


Customers

     For the year ended December 31, 1998, no customer accounted for 10% or more of the Company's net revenues. For the year ended December 31, 1997, one customer, Qualcomm, accounted for 11% of the Company's net revenues. For the year ended December 31, 1996, one customer, Lexmark, accounted for 11% of the Company's net revenues.


Design and Process Technology

     Micrel's analog proprietary design technology depends on the skills of its analog design team. The Company has experienced analog design engineers who utilize an extensive macro library of analog and mixed-signal circuits and computer simulation models.

     Micrel can produce integrated circuits using a variety of manufacturing processes, some of which are proprietary and provide enhanced product features. Designers at companies that do not have in-house fabs or have a limited selection of available processes often have to compromise design methodology in order to match process parameters.

     Micrel, through its Synergy division, can produce communication transceivers, clock generators, distribution/clock recovery circuits as well as high-speed logic and memory.

     The Company utilizes the following analog process technologies:

        Bipolar - Bipolar technology is one of the oldest technologies. It is utilized where precision analog elements are required.

        High Speed Bipolar - This is a variation of bipolar technology which is specially optimized for very fast transistors and is used where high speed switching or signal conditioning is required.

        SuperBeta PNP (tm) - The Company's proprietary SuperBeta PNP (tm) process technology allows power transistors to be driven with much lower current as compared to conventional PNP Bipolar technology, which gives such transistors a competitive advantage.

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

        ASSET - All Spacer Separated Element Transistor ("ASSET") technology is the Company's proprietary high-speed Bipolar process developed by the Company's Synergy division. This technology allows high speed with low jitter and is ideally suited for high-speed mixed-signal designs.


Research and Development

     The ability of the Company to compete will substantially depend on its ability to define, design, develop and introduce on a timely basis new products offering design or technology innovations. Research and development in the analog integrated circuit industry is characterized primarily by circuit design and product engineering that enables new functionality or improved performance. Research and development in the high-speed telecommunications circuit industry is characterized primarily by innovative process technologies and novel design techniques. The Company's research and development efforts are also directed at its process technologies and focus on cost reductions to existing manufacturing processes and the development of new process capabilities to manufacture new products and add new features to existing products. With respect to more established products, the Company's research and development efforts also include product redesign, shrinkage of device size and the reduction of mask steps in order to improve yields per wafer and reduce per device costs.

     The Company's analog design engineers principally focus on developing next generation standard products. The Company's new product development strategy emphasizes a broad line of standard products that are based on customer input and requests. The Company often develops new standard analog products with the cooperation of customers in order to better ensure market acceptance. The Company is currently developing products to expand its line of USB and PCMCIA switches, SMPS regulators, LDOs and MOSFET drivers. The Company's telecommunications design engineers principally focus on high speed, low noise media driving and data recovery.

     In 1998, 1997, and 1996 the Company spent approximately $18.9 million, $14.0 million, and $8.6 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities. The Company is currently developing, and may in the future develop, certain types of standard products with which the Company has only limited experience. Certain of these new standard products will be targeted at emerging market segments in which the Company has not previously participated. Additionally, there can be no assurance that the Company will be able to identify new standard product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others.


Patents and Intellectual Property Protection

     The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide competitive advantage to the Company. The Company currently holds 40 United States patents on semiconductor devices and methods, with various expiration dates through 2017. The Company has applications for six United States patents pending. The Company holds two issued foreign patents and has applications for 33 foreign patents pending. The Company has also routinely protected its numerous original mask sets under mask work laws. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will issue or will be issued with the scope of the claims sought by the Company. Notwithstanding the Company's active pursuit of patent and mask work protection, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent and copyright ownership.

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. To the extent that the Company becomes involved in such intellectual property litigation (see
Item 3. entitled "Legal Proceedings"), it could result in substantial costs and diversion of resources to the Company and could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.


Supply of Materials and Purchased Components

     Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products which is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have an adverse effect on the Company's financial condition, results of operations, or cash flows. The Company has rarely experienced delays in obtaining raw materials, which have adversely affected production.


Manufacturing

     All of Micrel's wafers are manufactured at its facilities in San Jose and Santa Clara, California. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 24,800 square foot clean room facility, which provides production processes. The San Jose facility is classified as a Class 10 facility, which means that the facility achieves a clean room level of fewer than 10 foreign particles larger than 0.5 microns in size in each cubic foot of space. In the third quarter of 1997, the Company began processing certain products using six-inch wafers. In the fourth quarter of 1998, approximately 61% of wafer fab outputs were produced using six-inch wafers. The Company leases approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility. In November 1998, associated with the acquisition of Synergy, the Company acquired a 70,000 square foot office and manufacturing facility in Santa Clara, California containing a 9,000 square foot clean room facility, which provides production processes. A portion of the Santa Clara facility is classified as a Class 10 facility and the remainder is scheduled to be upgraded to class 10 in 1999. The facility uses six-inch wafer technology.

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

     The Company manufactures all of its products at two wafer fabrication facilities. Given the nature of the Company's products, it would be difficult to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize the Company's manufacturing facilities as a result of fire, natural disaster or otherwise, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.


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


Backlog

     At December 31, 1998, the Company's backlog was approximately $31.3 million, all of which is scheduled to be shipped during the first six months of 1999. At December 31, 1997, the Company's backlog was approximately $39.9 million. The Company believes that the 22% decline in six-month backlog at December 31, 1998 compared to the prior year resulted from the industry-wide trend toward just-in-time and build-to-order programs being implemented at most systems manufactures. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders required to be shipped within the next six months. Shipments to United States, Canadian and certain other international distributors are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


Environmental Matters

     Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of semiconductor operations. While the Company has not experienced any materially adverse effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements or restrict the Company's ability to expand its operations. Any failure by the Company to restrict the discharge of hazardous substances adequately could subject the Company to future liabilities or could cause its manufacturing operations to be suspended.


Employees

     As of December 31, 1998, the Company had 675 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

     The Company's main executive, administrative, manufacturing and technical offices are located in a 57,000 square foot facility and an adjacent 63,000 square foot facility in San Jose, California under lease agreements that expire in May 2005. The Company fabricates the majority of its wafers at this location in a 24,800 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, the Company also the uses this location as a testing facility. Additional administrative, manufacturing and technical wafer production facilities are maintained at a 70,000 square foot facility in Santa Clara, California which were acquired in connection with the Company's purchase of Synergy Semiconductor. These facilities are under lease agreements that expire in 2006. The Company fabricates mixed-signal and digital integrated circuits wafers at this location in a 9,000 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, the Company also uses this location as a testing facility.

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

     On May 9, 1994, Linear Technology Corporation ("Linear"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claims that two of the

Company's products infringe one of Linear's patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. The Company has asserted defenses of invalidity and unenforceability of the Linear patent at issue, as well as noninfringement of such patent. The Company believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition or results of operation. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in such litigation. Accordingly, the pending litigation with Linear as well as potential future litigation with other companies could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     In another legal proceeding, The Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Partnership") alleges to be the owner of certain patents issued to Jerome Lemelson (now deceased). During 1998, representatives of the Lemelson Partnership sent letters to the Company referencing the Lemelson patents. On February 26, 1999, the Lemelson Partnership filed a complaint for patent infringement, naming eighty-eight defendants, including the Company. The suit is entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al., and was filed in the United States District Court in Phoenix, Arizona. In this lawsuit, the Lemelson Partnership claims that the Company infringes the Lemelson patents-in-suit. The complaint in the lawsuit seeks judgment that the Lemelson patents-in-suit are not invalid and have been willfully and deliberately infringed; unspecified compensatory damages; treble damages and attorneys' fees; as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company has not yet filed an answer, but expects to defend against the charges raised in the suit. The Company believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in such litigation. Accordingly, the pending litigation with the Lemelson Partnership, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Certain additional claims and lawsuits have also arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     In the event of an adverse ruling in any intellectual property litigation that now exists or might arise in the future, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license substitute technology on commercially reasonable terms, the Company's financial condition, results of operations, or cash flows could be adversely affected.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Company's Common Stock is listed on the Nasdaq Stock Market under the Symbol "MCRL". The range of daily closing prices per share for the Company's common stock from January 1, 1997 to December 31, 1998 was:



    Year Ended December 31, 1998:             High             Low

        Fourth quarter                       $ 55.00          $ 24.00
        Third quarter                        $ 38.00          $ 26.50
        Second quarter                       $ 40.19          $ 28.88
        First quarter                        $ 39.88          $ 26.25


     Year Ended December 31, 1997:             High             Low

        Fourth quarter                       $ 46.31          $ 23.00
        Third quarter                        $ 42.31          $ 23.81
        Second quarter                       $ 26.63          $ 13.50
        First quarter                        $ 20.00          $ 14.50




     The reported last sale price of the Company's Common Stock on the Nasdaq Stock Market on December 31, 1998 was $55.00. The approximate number of holders of record of the shares of the Company's Common Stock was 89 as of March 15, 1999. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of March 15, 1999 was approximately 2000.

     The Company has authorized Common Stock, no par value and Preferred Stock, no par value. The Company has not issued any Preferred Stock.

     The Company has not paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the Company's capital stock without the lender's prior written consent. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 of Notes to Consolidated Financial Statements contained in Item 8.

     During the year ended December 31, 1998, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                                        Years Ended December 31,
                              ----------------------------------------------
                               1998      1997      1996      1995      1994
                              ------    ------    ------    ------    ------
                                 (in thousands, except per share amounts)
Income Statement Data:
 Net revenues.............  $140,508  $104,158  $ 66,244  $ 53,035  $35,941
 Cost of revenues.........    69,324    48,641    32,407    26,843   20,863
                            --------  --------  --------  --------  -------
   Gross profit...........    71,184    55,517    33,837    26,192   15,078
                            --------  --------  --------  --------  -------
 Operating expenses:
   Research and development   18,931    13,986     8,613     6,469    3,792
   Selling, general and
    administrative........    21,658    17,128    11,936     9,083    6,457
   Purchased in-process
    technology............     3,737         -        -          -        -
                            --------  --------  --------  --------  -------
       Total operating
        expenses..........    44,326    31,114    20,549    15,552   10,249
                            --------  --------  --------  --------  -------
 Income from operations...    26,858    24,403    13,288    10,640    4,829
 Other income (expenses),
  net.....................     1,092       971       730       682     (231)
                            --------  --------  --------  --------  -------
 Income before income taxes   27,950    25,374    14,018    11,322    4,598
 Provision for income taxes   10,774     8,627     4,766     3,963    1,656
                            --------  --------  --------  --------  -------
 Net income...............  $ 17,176  $ 16,747  $  9,252  $  7,359  $ 2,942
                            ========  ========  ========  ========  =======

 Net income per share:
  Basic...................  $   0.87  $   0.88  $   0.51  $   0.42  $  0.22
                            ========  ========  ========  ========  =======
  Diluted.................  $   0.81  $   0.80  $   0.46  $   0.37  $  0.19
                            ========  ========  ========  ========  =======
 Shares used in computing per share amounts:
  Basic...................    19,805    19,069    18,303    17,504   13,424
                            ========  ========  ========  ========  =======
  Diluted.................    21,203    20,822    20,048    19,950   15,532
                            ========  ========  ========  ========  =======


                                              December 31,
                             ----------------------------------------------
                               1998      1997      1996      1995      1994
                              ------    ------    ------    ------    ------
                                              (in thousands)
Balance Sheet Data:
 Working capital..........  $ 50,868  $ 41,694  $ 32,978  $ 28,494  $23,313
 Total assets.............   145,370    85,527    60,008    48,342   36,482
 Long-term debt...........    14,007       552     1,287     2,523    1,561
 Total shareholders' equity   95,711    70,568    47,431    36,033   26,634


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Micrel designs, develops, manufactures and markets a range of high performance standard analog integrated circuits. These circuits are used in a wide variety of electronics products, including those in the communications, computer and industrial markets. In addition to standard products, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services. With the Company's acquisition of Synergy Semiconductor in November 1998, the Company broadened its standard product offerings to include high-speed mixed-signal and digital integrated circuits.

     The Company derives a substantial portion of its net revenues from standard products. While the Company continues to maintain a long-term strategy that focuses on standard products sales, the Company has recently increased its emphasis on custom and foundry product sales as an interim response to the Asian financial situation. For 1998, 1997, and 1996 the Company's standard products sales accounted for 71%, 76%, and 66%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Results of Operations

     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.



                                                 Years Ended December 31,
                                              -----------------------------
                                                1998       1997       1996
                                              --------   --------   --------
  Net revenues..............................  100.0%     100.0%     100.0%
  Cost of revenues..........................    49.3       46.7       48.9
                                               -----      -----      -----
    Gross profit............................    50.7       53.3       51.1
                                               -----      -----      -----
  Operating expenses:
    Research and development................    13.5       13.4       13.0
    Selling, general and administrative.....    15.4       16.5       18.0
    Purchased in-process technology.........     2.6          -          -
                                               -----      -----      -----
        Total operating expenses............    31.5       29.9       31.0
                                               -----      -----      -----
  Income from operations....................    19.1       23.4       20.1
  Other income, net.........................     0.8        1.0        1.1
                                               -----      -----      -----
  Income before income taxes................    19.9       24.4       21.2
  Provision for income taxes................     7.7        8.3        7.2
                                               -----      -----      -----
  Net income................................    12.2%      16.1%      14.0%
                                               =====      =====      =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS (CONTINUED)

     Net Revenues. Net revenues increased approximately 35% to $140.5 million for the year ended December 31, 1998 from $104.2 million in 1997 due to higher standard product revenues and higher custom and foundry revenues. Standard product revenues increased to $99.9 million, which represented 71% of net revenues for the year ended December 31, 1998, compared to $79.2 million and 76% of net revenues for 1997. Sales of standard products were led by the increased sales of low dropout regulators, computer peripheral IC components, drivers, and switching regulators. Such products were sold to manufacturers of portable computing, computing peripherals, telecommunications and industrial products. During 1998 the Company increased its emphasis on custom and foundry product sales as an interim response to the Asian financial situation. Custom and foundry revenues increased to $40.6 million, which represented 29% of net revenues for the year ended December 31, 1998, compared to $24.9 million and 24% of net revenues for 1997.

     The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry. During 1998, standard product customer demand continued to be short-term focused due to shorter than historical order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders close to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company has sought to address these reduced order lead times by implementing faster production cycles and increasing inventory levels as a percent of revenues.

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

     International sales represented 45%, 50%, and 41% of net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease during 1998 in international sales as a percentage of net revenues resulted from the change in product mix emphasizing custom and foundry product sales as an interim response to the Asian financial situation.

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

     The Company defers recognition of revenue derived from sales to domestic, Canadian and certain other international distributors until such distributors resell the Company's products to their customers. Generally, sales to international distributors are recognized upon shipment. The Company estimates returns and provides an allowance as revenue is recognized.

     Gross Profit. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin decreased to 51% for the year ended December 31, 1998 from 53% for the year ended December 31, 1997. The decrease in gross margin resulted primarily from the write-off, in the fourth quarter, of approximately $7.0 million in excess inventory in response to a reduced sales forecast for Synergy products and a decline in average selling prices, which were offset in part, by an

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS (CONTINUED)

increase in manufacturing efficiency resulting from greater capacity utilization.

     The Company's gross margin increased to 53% for the year ended December 31, 1997 from 51% for the year ended December 31, 1996. The improvement in gross margin reflects an increase in manufacturing efficiency resulting from greater capacity utilization.

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

      The Company's research and development expenses increased approximately $4.9 million or 35% to $18.9 million for the year ended December 31, 1998 from $14.0 million in 1997. The increase in research and development expenses for the year ended December 31, 1998 was primarily due to increased costs associated with the Company's conversion to six-inch wafer fabrication, and increased expenses due to engineering staffing, design services, and prototype wafers to support the development of new standard products. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

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


     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on a dollar basis to approximately $21.7 million for the year ended December 31, 1998 from $17.1 million for 1997 while decreasing on a percentage basis to 15% in 1998 from 16% of net revenues in 1997. The dollar increase was due, in part, to increased wages and salaries, higher commissions, advertising and other sales and administrative expenses associated with the growth of the Company's revenues. The Company expects that selling, general and administrative expenses will increase on a dollar basis in the future.

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

     Purchased In-Process Technology. On November 9, 1998, the Company acquired all the outstanding capital stock of Synergy Semiconductor for a cash purchase price of $9.9 million, transaction fees of $1.3 million, direct merger costs of approximately $300,000, and the assumption of liabilities of approximately $20.1 million. The transaction was accounted for as a purchase. Approximately $12.9 million of the total purchase cost was allocated to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS (CONTINUED)

intangible assets. Of that amount, approximately $3.7 million was allocated to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, for which the Company recorded a one-time charge in the year ended December 31, 1998. The amount of the one-time charge was derived from a valuation based on the Securities and Exchange Commission guidance issued in a September 9, 1998 letter to the American Institute of Certified Public Accountants.

     The purchased in-process technology related to approximately 50 individual development projects that had not reached technological feasibility and, therefore, the successful completion of such projects was uncertain. Those development projects correspond to three existing product lines: supercom, clockworks and logic. At the time of the acquisition, further development remained on these projects and the estimated costs to complete were approximately $1.0 million. Management has not determined whether any product resulting from these projects will become available for sale in fiscal 1999 and, therefore, no assurances can be given as to when revenues from these projects will commence. While the Company perceives a future benefit related to completion of these projects, it believes that the failure to reach successful completion would not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

     Significant assumptions used to determine the value of in-process technology included: (i) forecast of net cash flows that were expected to result from the development effort; (ii) an estimate of percentage complete for each project which ranged from 20% to 90% with an average for all projects of 80%; (iii) a discount rate of approximately 30%.

     Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest incurred on line of credit borrowings and term notes. Other income, net increased by approximately $121,000 to $1.1 million in 1998 from $971,000 in 1997. Such increase reflected a $419,000 increase in interest income due to an increase in average cash and investment balances, partially offset by an increase in interest expense by $255,000 due to an increase in the average amount of notes payable. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

     Other income, net increased by approximately $241,000 to $971,000 in 1997 from $730,000 in 1996. Such increase reflected a $222,000 increase in interest income due to an increase in average cash and investment balances and decrease in interest expense by $120,000 due to a reduction in the average amount of notes payable.

     Provision for Income Taxes. For the year ended December 31, 1998 the provision for taxes on income was $10.8 million, which represents 34% of income before tax excluding the $3.7 million one-time charge for purchased in-process technology, which is a non-deductible charge for federal income tax purposes. For the year ended December 31, 1997 the provision for taxes on income was $8.6 million or 34%. The 1998 income tax provision differs from taxes computed at the federal statutory rate due to the effect of state taxes and the non-deductible charge for purchased in-process technology offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.

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


Liquidity and Capital Resources

     Since inception, the Company's principal sources of funding have been its cash from operations, bank

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS (CONTINUED)

borrowings and sales of common stock. Principal sources of liquidity at December 31, 1998 consisted of cash and short-term investments of $28.4 million and borrowing facilities consisting of (i) $5.0 million under a revolving line of credit, of which all was unused and available, and (ii) $20.0 million under a non-revolving line of credit, under which there was $7.8 million outstanding at December 31, 1998. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1999, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 1998.

     The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the cost. Amounts borrowed under this credit line are automatically converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased, and bear interest rates of, at the Company's election, a fixed rate based on the four-year U.S. Treasury Bill rate (4.5% at December 31, 1998) plus 3.0% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (4.5% at December 31, 1998) plus 3.0%. During 1998, the Company borrowed $8.0 million under the non-revolving line of credit, which was converted to a four-year installment note at a fixed rate of 7.5%.

     Under a previous non-revolving bank line of credit, the Company borrowed $4.0 million in 1998, which was converted to four-year installment notes bearing interest at the bank's prime rate (7.75% at December 31, 1998).

     In November 1998, in connection with the acquisition of Synergy Semiconductor, the Company assumed $3.1 million in short-term bank debt and $10.4 million in long-term installment notes. Shortly thereafter, in 1998 all of the assumed short-term debt was repaid and $2.8 million of the long-term installment notes was repaid. The remaining unpaid long-term debt consists of four-year installment notes, collateralized by equipment purchased by Synergy prior to the acquisition, and bears fixed interest rates ranging from 8.9% to 9.4%.

     The Company's working capital increased by $9.2 million to $50.9 million as of December 31, 1998 from $41.7 million as of December 31, 1997. The increase was primarily attributable to increases in cash, cash equivalents and short-term investments of $8.3 million, deferred income taxes of $7.2 million, accounts receivable of $7.1 million and increases in inventories of $5.4 million which was partially offset by increases in accounts payable of $5.1 million, current portion of long-term debt of $4.8 million, income taxes payable of $3.2 million, deferred income of $2.5 million, other accrued liabilities of $1.9 million and accrued compensation of $1.2 million. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

     The Company's cash flows from operating activities increased $17.3 million to $40.6 million for the year ended December 31, 1998 from $23.3 million for the year ended December 31, 1997. The increase was primarily attributable to a $7.3 million increase in net income after deducting non-cash activities, to $29.5 million for the year ended December 31, 1998 from $22.2 million in the prior year and to a $4.5 million decrease in inventories, $3.8 million tax benefit from employee stock transactions combined with $3.2 million increase in income taxes payable, and a $2.9 million increase in accounts payable, which were partially offset by a $4.9 million increase in accounts receivable resulting from higher sales.

     The Company's cash flows from operating activities increased $11.0 million to $23.3 million for the year ended December 31, 1997 from $12.3 million for the year ended December 31, 1996. The increase was primarily attributable to a $9.6 million increase in net income after deducting non-cash activities, to $22.2 million for the year ended December 31, 1997 from $12.6 million for the comparable prior year period and to a $3.3 million decrease in inventory combined with a $3.6 million tax benefit from employee stock transactions, which were partially offset by a $8.2 million increase in accounts receivable resulting from higher sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS (CONTINUED)


     The Company's investing activities in the year ended December 31, 1998 used cash of $38.6 million compared to $25.6 million for 1997. The increase in cash used by investing activities reflects the acquisition cost of Synergy Semiconductor, net of cash acquired, of $10.3 million and an incremental $9.4 million increase in equipment purchases and leasehold improvements primarily relating to the six-inch wafer fabrication operation for the year ended December 31, 1998 offset in part by $6.8 million in net additional maturities of short-term investments.

     Financing activities for the year ended December 31, 1998 provided cash of approximately $8.8 million as compared to $1.7 million of cash provided in financing activities for 1997. This increase was the result of $12.0 million in additional long-term borrowings and an increase of $1.3 million in proceeds from the issuance of common stock through the exercise of stock options in 1998 as compared to 1997, offset in part by a $6.2 million increase in repayments of short-term and long-term debt during the same periods.

     The Company currently intends to spend up to approximately $34.0 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 1999 will be met by its cash from operations, existing cash balances and short-term investments, and its existing credit facilities.


Factors That May Affect Operating Results

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; statements regarding Year 2000 compliance costs; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

     The Company has generated a substantial portion of its net revenues from export sales (see Note 12 of Notes to Consolidated Financial Statements contained in Item 8). The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets including Asia. International markets are subject to a variety of risks, including changes in policy by foreign governments, social conditions such as civil unrest, and economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic conditions in Asia or elsewhere. Such factors could adversely affect the Company's future revenues, financial condition or results of operations.

     Historically, the Company has not experienced significant individual product gross margin differences on export sales compared to domestic sales. However, as a result of the foregoing international market risks or other factors, there can be no assurance that the Company will not experience material gross margin fluctuations in the future, which could materially and adversely affect the Company's business, financial condition or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS (CONTINUED)

     In November 1998, the Company acquired Synergy Semiconductor, which is its first major acquisition. It is not certain that the Company will be able to successfully integrate into its operations Synergy's business, products, technology or personnel. The Company's failure to do so could have a material adverse effect on its financial condition or results of operations.

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

     The Company is transitioning its business to rely more heavily on the sale of standard products. The Company believes that a substantial portion of its net revenues in the future will continue to depend upon standard products sales. As compared with the custom and foundry products business, the standard products business is characterized by shorter product lifecycles, greater pricing pressures, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that, as the market changes, its product offerings will become obsolete. The Company competes in the standard products market with established companies, most of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully in the standard products market or that it will be able to successfully introduce new standard products in the future. The failure of the Company to compete successfully in the standard products business would materially and adversely affect the Company's financial condition, results of operations, or cash flows.

     The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market include product features, performance, price, timing of product introductions, emergence of new computer standards, quality and customer support. Because the standard products market for integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for integrated circuits, the Company expects intensified competition from existing integrated circuit suppliers and the entry of new competition. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition, results of operations, or cash flows.

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

     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights (see Note 11 of Notes to Consolidated Financial Statements contained in Item 8). There can be no

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS (CONTINUED)

assurance that these existing claims or any other assertions (or claims for indemnity resulting from infringement claims) will not materially adversely affect the Company's business, financial condition, results of operations, or cash flows.

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


Readiness Disclosure for Year 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has initiated a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The Company is replacing or upgrading systems, equipment and facilities that are known to be Year 2000 non-compliant. For the Year 2000 non-compliance issues identified to date, management believes the cost of upgrade or remediation will not exceed $100,000, which is not expected to be material to the Company's operating results. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's financial condition, results of operations, or cash flows could be materially adversely affected.

     Information Systems. A review of the Company's information systems has been completed and the Company has initiated the work necessary for the existing systems to become Year 2000 compliant. Testing of all information systems will be conducted throughout 1999. The Company is also actively reviewing its hardware and systems infrastructure, such as networks, in order to ensure that they are Year 2000 compliant. Based on the current status of the assessments and remediation plans made to date, and as the costs incurred to date have not been material, the Company does not expect total Year 2000 related costs pertaining to its information systems and hardware and systems infrastructure to be material.

     Products. The Company has assessed the capabilities of its products sold to customers and has not identified any problems related to Year 2000 compliance. The Company believes its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation against the Company regarding Year 2000 compliance issues may occur in the future. For these reasons, the impact of customer claims could have a material adverse impact on the Company's financial condition, results of operations , or cash flows.

     Operations and Infrastructure. Machinery and equipment and other items used in the operations and facilities of the Company have been inventoried and are currently being assessed for Year 2000 compliance. The assessment to date

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS (CONTINUED)

has not uncovered any material issues.

     Suppliers. The Company is in the process of contacting its critical suppliers to determine whether their operations, products and services are Year 2000 compliant. Where practicable, The Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have a material impact on the Company's financial condition, results of operations, or cash flows.

     Customers. The Company is actively responding to all customer requests for compliance, surveys and other general information related to its Year 2000 programs. The Company will also request assurance from its key customers that they, and their products which incorporate The Company's products, are Year 2000 compliant.

     General. The Company does not currently expect its costs associated with the Year 2000 problem to be material, and expects to be able to fund these costs through operating cash flows. However, the Company has not yet completed its assessments, developed remediation plans for all problems, developed contingency plans, or completely implemented or tested any of its remediation plans. The risks associated with the Year 2000 problem can be difficult to identify and to address, and could result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

     As the Year 2000 project continues, the Company may discover additional Year 2000 problems, may not be able to develop, implement, or test remediation or contingency plans in a timely manner, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers and customers that new and upgraded information systems and other products will be Year 2000 compliant. The Company plans to test certain third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

     Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-compliant fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of its customers or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve Year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

     The Company has not developed a "worst case" scenario with respect to Year 2000 issues, but instead has focused its resources on identifying material, remediable problems and reducing uncertainties generally, through the Year 2000 project described above.

     If the Company or the third parties with which it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company would encounter disruptions to its business that could have a material adverse effect on its business, financial position and results of operations. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 1998, the Company held $15.0 million in short-term investments consisting of corporate debt securities (commercial paper) and repurchase agreements with a financial institution with maturities of less than one

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS (CONTINUED)

year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

     At December 31, 1998, the Company had fixed rate long-term debt of approximately $15.4 million. A hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements are set forth on pages 32 through 51, which follow Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 1999 annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:

EXECUTIVE OFFICERS

     The executive officers of the Company, and their ages as of December 31, 1998, are as follows:


       Name         Age                Position
  ---------------  ---- ------------------------------------------
Raymond D. Zinn     61  President, Chief Executive Officer

Robert Whelton      59  Executive Vice President of Operations

Warren H. Muller    59  Vice President, Test Operations, Secretary

Robert J. Barker    52  Vice President, Finance and Chief Financial Officer

Barry Small         50  Vice President, Wafer Fab

George T. Anderl    59  Vice President, Sales and Marketing

Lawrence R. Sample  52  Vice President, Design


     Mr. Zinn is a co-founder of the Company and has been its President, Chief Executive Officer and Chairman of its Board of Directors since its incorporation in 1978. Prior to co-founding Micrel, Mr. Zinn held various management and manufacturing executive positions in the semiconductor industry at Electromask TRE, Electronic Arrays, Inc., Teledyne, Inc., Fairchild Semiconductor Corporation and Nortek, Inc. He holds a B.S. in Industrial Management from Brigham Young University and a M.S. in Business Administration from San Jose State University.

     Mr. Whelton joined the Company as Executive Vice President of Operations in January 1998. From 1996 to 1997, Mr. Whelton was employed by Micro Linear Corp., where he held the position of Executive Vice President in charge of operations, design, sales and marketing. Prior to Micro Linear, Mr. Whelton was employed by National Semiconductor Corp., from 1985 to 1996 where he held the position of Vice President of the Analog Division. Mr. Whelton holds a B.S.E.E. from U.C. Berkeley, and a M.S.E.E. from the University of Santa Clara.

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

     Mr. Small joined the Company in April 1998 as its Vice President, Wafer Fab. Prior to joining the Company, Mr. Small was employed by IC Works from 1996 to 1998, where he was Vice President of Operations. From 1971 to 1995, Mr. Small was employed by National Semiconductor Corp. where he held the position of Vice President of Linear Standard Products. Mr. Small holds a B.A. in Physics from U.C. Berkeley and a M.A.in Physics and a M.B.A. from University of California at Los Angeles.

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

     Mr. Sample joined the Company in September 1989 and served as its Vice President, Design until his resignation in January 1999. Prior to joining Micrel, Mr. Sample was employed by Motorola and National Semiconductor Corporation in various engineering positions of analog semiconductor products. Mr. Sample received his B.S.E.E. degree from the University of Illinois and his M.S.E.E. from Arizona State University. Mr. Sample resigned his position with the Company in January 1999.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 1999 annual meeting of shareholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 1999 annual meeting of shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's 1999 annual meeting of shareholders and is incorporated herein by reference.

                                  PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this Report:

     1.  Financial Statements.  The following financial statements of
         --------------------
         the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:


                                                                        Page
                                                                        ----
         Independent Auditors' Report................................    32
         Consolidated Balance Sheets as of December 31, 1998 and 1997    33
         Consolidated Income Statements for the Years ended
          December 31, 1998, 1997 and 1996...........................    34
         Consolidated Statements of Shareholders' Equity and
          Comprehensive Income for the Years ended December 31,
          1998, 1997 and 1996........................................    35
         Consolidated Statements of Cash Flows for the Years
          ended December 31, 1998, 1997 and 1996.....................    36
         Notes to Consolidated Financial Statements..................    37

     2.  Financial Statement Schedules.   The following financial statement
         -----------------------------
         schedule of the Company for the years ended December 31, 1998, 1997 and 1996 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

          Schedule                      Title                           Page
          --------                      -----                           ----

                        Independent Auditors' Report.................    50
            II          Valuation and Qualifying Accounts............    51

         Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.


     3.  Exhibits.  See Exhibit Index on page 30 hereof for a list of
         --------
         exhibits filed or incorporated by reference as a part of this report.
 (b) Reports on Form 8-K.   The following reports on Form 8-K was filed
     -------------------
  during the year for which this report is filed:

  1. On November 9, 1998, the Company filed a Current Report on Form 8-K reporting under Item 2 Micrel, Inc. had purchased 100% of the capital stock of Synergy Semiconductor Corporation.

  2. On January 25, 1999, the Company filed an Amended Current Report on Form 8-K/A, amending the Current Report filed on November 9, 1998. The Amended Report provides financial statements of Synergy Semiconductor Corporation and pro forma financial information.

 (c) Exhibits Pursuant to Item 601 of Regulation S-K
     -----------------------------------------------

Exhibit
Number                              Description
------                              -----------
  2.1   Merger Agreement dated October 21, 1998, by and between Micrel,
        Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor
        Corporation. (1)
  2.2   Letter agreement dated November 9, 1998, between Micrel,
        Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor
        Corporation. (1)
  2.3   Escrow Agreement dated November 9, 1998, between Micrel,
        Incorporated, John F. Stockton, as representative of the former
        Synergy shareholders, and Bank of the West. (1)
  3.1   Amended and Restated Articles of Incorporation of the Registrant.
        (2)
  3.2   Certificate of Amendment of Articles of Incorporation of the
        Registrant. (3)
  3.3   Amended and Restated Bylaws of the Registrant. (3)
  4.1   Certificate for Shares of Registrant's Common Stock. (4)
 10.1   Indemnification Agreement between the Registrant and each of its officers and directors. (3)
 10.2   1989 Stock Option Plan and form of Stock Option Agreement. (2) *
 10.3   1994 Stock Option Plan and form of Stock Option Agreement. (2) *
 10.4   1994 Stock Purchase Plan. (5)
 10.6   Lease Agreement dated June 24, 1992 between the Registrant and GOCO
        Realty Fund I, as amended August 6, 1992 and February 5, 1993. (2)
 10.7   Amended and Restated Loan and Security Agreement dated November 29,
        1990 between the Registrant and Bank of the West, as amended
        February 11, 1991, August 6, 1991, October 31, 1991, June 24, 1992,
        September 24, 1992, August 16, 1993, April 29, 1994, July 2, 1994,
        August 23, 1994, September 30, 1994, October 24, 1994. (2)
 10.8   Form of Domestic Distribution Agreement. (3)
 10.9   Form of International Distributor Agreement. (3)
 10.10  Second Amendment dated February 20, 1995 between the Registrant and
        TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6,
        1992 and February 5, 1993. (4)
 10.11  Amended and Restated Loan and Security Agreement dated November 29,
        1990 between the Registrant and Bank of the West, as amended March
        31, 1995. (5)
 10.12  Amended and Restated Loan and Security Agreement dated November 29,
        1990 between the Registrant and Bank of the West, as amended
        September 30, 1996. (6)
 10.13  Amended and Restated 1994 Employee Stock Purchase Plan, as amended
        January 1, 1996. (7)
 10.14  Commercial Lease between Harris Corporation and Synergy Semiconductor
        Corporation dated February 29, 1996.
 23.1   Independent Auditors' Consent.
 24.1   Power of Attorney.  (See Signature Page.)
 27.0   Financial Data Schedule.

*      Management contract or compensatory plan or agreement.

(1)    Incorporated herein by reference to the Company's Current Report on
       Form 8-K dated November 9, 1998 filed      with the Commission on
       November 23, 1998 in which this exhibit bears the same number, unless otherwise indicated.

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

(3) Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(5) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 1995.

(6) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1996.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.


 (d)  Financial Statement Schedules.   The financial statement schedule
      -----------------------------
      required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the accompanying consolidated balance sheets of Micrel, Incorporated and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

San Jose, California
January 26, 1999 (February 26, 1999 as to paragraph 2 of Note 11)

                            MICREL, INCORPORATED

                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1998 AND 1997
                    (In thousands, except share amounts)
----------------------------------------------------------------------------
                                                            1998      1997
                                                          --------  --------

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                $ 13,415  $  2,581
 Short-term investments                                     15,029    17,565
 Accounts receivable, less allowances:  1998,
  $1,613; 1997, $2,015                                      24,079    16,938
 Inventories                                                16,069    10,664
 Prepaid expenses and other                                    693       404
 Deferred income taxes                                      11,967     4,772
                                                          --------  --------

    Total current assets                                    81,252    52,924

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                   54,920    32,423
INTANGIBLE ASSETS, NET                                       8,878         -
OTHER ASSETS                                                   320       180
                                                          --------  --------

TOTAL                                                     $145,370  $ 85,527
                                                          ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                         $  7,942  $  2,858
 Accrued compensation                                        3,899     2,719
 Accrued commissions                                         1,510       974
 Income taxes payable                                        4,316     1,152
 Other accrued liabilities                                   2,724       775
 Deferred income on shipments to distributors                4,414     1,940
 Current portion of long-term debt                           5,579       812
                                                          --------  --------

    Total current liabilities                               30,384    11,230
                                                          --------  --------

LONG-TERM DEBT                                              14,007       552
DEFERRED RENT                                                  790       916
DEFERRED INCOME TAXES                                        4,478     2,261

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

SHAREHOLDERS' EQUITY:

 Preferred stock, no par value - authorized: 5,000,000
  shares; issued and outstanding: none                           -         -
 Common stock, no par value - authorized: 50,000,000
  shares; issued and outstanding:  1998 - 20,091,196;
  1997 - 19,483,319                                         35,660    27,703
 Accumulated other comprehensive income                         10         -
 Retained earnings                                          60,041    42,865
                                                          --------  --------

    Total shareholders' equity                              95,711    70,568
                                                          --------  --------

TOTAL                                                     $145,370  $ 85,527
                                                          ========  ========

See notes to consolidated financial statements.

                             MICREL, INCORPORATED

                        CONSOLIDATED INCOME STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                   (In thousands, except per share amounts)
----------------------------------------------------------------------------

                                               1998       1997       1996
                                             --------   --------   --------

NET REVENUES                                 $140,508   $104,158   $ 66,244

COST OF REVENUES                               69,324     48,641     32,407
                                             --------   --------   --------

GROSS PROFIT                                   71,184     55,517     33,837
                                             --------   --------   --------

OPERATING EXPENSES:
  Research and development                     18,931     13,986      8,613
  Selling, general and administrative          21,658     17,128     11,936
  Purchased in-process technology               3,737          -          -
                                             --------   --------   --------

    Total operating expenses                   44,326     31,114     20,549
                                             --------   --------   --------

INCOME FROM OPERATIONS                         26,858     24,403     13,288
                                             --------   --------   --------

OTHER INCOME (EXPENSE):
  Interest income                               1,507      1,088        866
  Interest expense                               (416)      (161)      (281)
  Other, net                                        1         44        145
                                             --------   --------   --------
    Total other income, net                     1,092        971        730
                                             --------   --------   --------

INCOME BEFORE INCOME TAXES                     27,950     25,374     14,018

PROVISION FOR INCOME TAXES                     10,774      8,627      4,766
                                             --------   --------   --------

NET INCOME                                   $ 17,176   $ 16,747   $  9,252
                                             ========   ========   ========

NET INCOME PER SHARE:
  Basic                                      $   0.87   $   0.88   $   0.51
                                             ========   ========   ========
  Diluted                                    $   0.81   $   0.80   $   0.46
                                             ========   ========   ========

SHARES USED IN COMPUTING PER
  SHARE AMOUNTS:
  Basic                                        19,805     19,069     18,303
                                             ========   ========   ========
  Diluted                                      21,203     20,822     20,048
                                             ========   ========   ========

See notes to consolidated financial statements.

                                           MICREL, INCORPORATED

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          AND COMPREHENSIVE INCOME
                                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                      (In thousands, except share amounts)
------------------------------------------------------------------------------------------------------
                                                   Accumulated
                                Common Stock          Other                                   Total
                             -------------------  Comprehensive  Retained  Shareholders'  Comprehensive
                               Shares     Amount  Income (Loss)  Earnings    Equity       Income (Loss)
                             ----------  -------  -------------  --------  -------------  -------------
Balances, January 1, 1996    17,797,064  $19,162        $ 5       $16,866      $36,033

Comprehensive income -
   Net income                        -        -          -          9,252        9,252        $ 9,252
Other comprehensive income,
 net of tax - Change  in
 net unrealized gains from
 short-term investments              -        -          (7)           -            (7)            (7)
                                                                                              -------
Comprehensive income                                                                          $ 9,245
                                                                                              =======

Employee stock transactions     864,222    1,309         -             -         1,309
Tax benefit of employee
 stock transactions                  -       844         -             -           844
                             ----------  -------        ---       -------      -------

Balances, December 31, 1996  18,661,286   21,315         (2)       26,118       47,431

Comprehensive income -
   Net income                        -        -          -         16,747       16,747        $16,747
Other comprehensive income,
 net of tax - Change in
 net unrealized gains from
 short-term investments              -        -           2            -             2              2
                                                                                              -------
Comprehensive income                                                                          $16,749
                                                                                              =======

Employee stock transactions     822,033    2,748         -             -         2,748
Tax benefit of employee
 stock transactions                  -     3,640         -             -         3,640
                             ----------  -------        ---       -------      -------

Balances, December 31, 1997  19,483,319   27,703         -         42,865       70,568

Comprehensive income -
   Net income                        -        -          -         17,176       17,176         17,176
Other comprehensive income,
 net of tax - Change in
 net unrealized gains from
 short-term investments              -        -          10            -            10             10
                                                                                              -------
Comprehensive income                                                                          $17,186
                                                                                              =======

Employee stock transactions     607,877    4,088         -             -         4,088
Tax benefit of employee
 stock transactions                  -     3,869         -             -         3,869
                             ----------  -------        ---       -------      -------

Balances, December 31, 1998  20,091,196  $35,660        $10       $60,041      $95,711
                             ==========  =======        ===       =======      =======

See notes to consolidated financial statements.

                             MICREL, INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (In thousands)
----------------------------------------------------------------------------
                                               1998       1997       1996
                                             --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                  $ 17,176   $ 16,747   $  9,252
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                12,332      6,509      3,420
  Purchased in-process technology               3,737          -          -
  (Gain) loss on disposal of assets                (3)       (44)         6
  Deferred rent                                  (126)        (1)       114
  Deferred income taxes                        (3,642)      (990)      (171)
  Changes in operating assets and
   liabilities, net of effects of acquisition:
   Accounts receivable                         (4,896)    (8,190)       533
   Inventories                                  4,553      3,258     (2,508)
   Prepaid expenses and other assets             (149)       114       (296)
   Accounts payable                             2,893        449       (469)
   Accrued compensation                           364        475        994
   Accrued commissions                            299        289        101
   Income taxes payable                         7,033      3,879      1,264
   Other accrued liabilities                       61         55       (142)
   Deferred income on shipments                   997        760        223
                                             --------   --------   --------
    Net cash provided by operating activities  40,629     23,310     12,321
                                             --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment and leasehold
  improvements                                (30,880)   (21,410)   (9,608)
 Purchases of short-term investments          (38,754)   (37,531)  (29,118)
 Proceeds from sales and maturities of
  short-term investments                       41,300     33,300     27,951
 Purchase of Synergy, net of cash acquired    (10,271)         -          -
                                             --------   --------   --------
    Net cash used in investing activities     (38,605)   (25,641)   (10,775)
                                             --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of short-term borrowings            (3,132)         -          -
 Proceeds from long-term borrowings            12,000          -          -
 Repayments of long-term debt                  (4,146)    (1,075)    (1,517)
 Proceeds from the issuance of common stock     4,088      2,748      1,309
                                             --------   --------   --------
    Net cash provided by (used in)
     financing activities                       8,810      1,673       (208)
                                             --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              10,834       (658)     1,338
CASH AND CASH EQUIVALENTS - Beginning of year   2,581      3,239      1,901
                                             --------   --------   --------
CASH AND CASH EQUIVALENTS - End of year      $ 13,415   $  2,581   $  3,239
                                             ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for:
 Interest                                    $    291   $    152   $    103
                                             --------   --------   --------
 Income taxes                                $  7,384   $  5,625   $  2,598
                                             ========   ========   ========


See notes to consolidated financial statements.

                            MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

1. SIGNIFICANT  ACCOUNTING  POLICIES

   Nature of Business - Micrel, Incorporated (the "Company") develops, manufactures and markets analog and mixed-signal semiconductor devices. The Company also provides custom and foundry services which include silicon wafer fabrication, integrated circuit assembly and testing. The Company's standard integrated circuits are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computer, communication, and industrial markets. The Company's custom circuits and wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer and military applications. All wafers are processed at the Company's wafer fabrication facilities located in San Jose and Santa Clara, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities located in Malaysia.

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

   Cash Equivalents - The Company considers all highly liquid debt instruments purchased with remaining maturities of less than three months to be cash equivalents.
   Short-term Investments - Short-term investments consist primarily of highly liquid debt instruments purchased with remaining maturity dates of greater than 90 days. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity, net of income taxes. At December 31, 1998 and 1997, short-term investments consisted of corporate debt securities (commercial paper) with maturities of less than one year.

   Short term investments include the following available-for-sale securities at December 31, 1998 and 1997 (in thousands):

                                                    Unrealized  Unrealized
                               Amortized   Market     Holding     Holding
                                 Cost       Value      Gains       Losses
                                -------    ------    --------    --------

   December 31, 1998           $ 15,019   $ 15,029    $    10     $    -

   December 31, 1997           $ 17,565   $ 17,565    $     1     $(   1)


   Certain Significant Risks and Uncertainties - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and short-term investments consist primarily of commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is

                           MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

   spread over a large number of geographically diverse customers, who make up the Company's customer base. At December 31, 1998, no customer accounted for 10% or more of total accounts receivable. At December 31, 1997, two customers accounted for 13% and 10% of total accounts receivable.

   The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations, or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patents (Note 11), product, regulatory or other factors; risk associated with necessary components; risks associated with Year 2000 compliance and the Company's ability to attract and retain employees necessary to support its growth.

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

   Intangible Assets - Intangible assets of $8.9 million (net of accumulated amortization of $0.3 million) at December 31, 1998, consist of the following (in thousands):

                                                                Amortization
                                                               Period (Years)
                                                               --------------
   Developed and core technology                 $  5,740            5
   Assembled workforce                                962            3
   Tradename and patents                            1,043            5
   Customer relationships                           1,133            5
                                                 --------
                                                 $  8,878
                                                 ========


   Revenue Recognition - Revenues from products sold directly to customers is recognized upon shipment. Certain of the Company's sales are made to United States, Canadian and certain other international distributors under agreements allowing certain rights of return and price protection on merchandise unsold by these distributors. Accordingly, the Company defers recognition of such revenues until the merchandise is sold by the distributors. Generally, sales to international distributors are recognized upon shipment. The Company estimates returns and warranty costs, and provides allowances as revenue is recognized. Warranty costs have not been material in any period presented.

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

                            MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

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

   Net Income per Share - Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method.

   Reconciliation of weighted average shares used in computing earnings per share is as follows (in thousands):

                                                    Years Ended December 31,
                                                 ------------------------------
                                                    1998       1997       1996
                                                 --------   --------   --------

   Weighted average common shares outstanding      19,805     19,069     18,303
   Dilutive effect of stock options outstanding,
    using the treasury stock method                 1,398      1,753      1,745
                                                 --------   --------   --------
   Shares used in computing diluted earnings
    per share                                      21,203     20,822     20,048
                                                 ========   ========   ========


   Fair Value of Financial Instruments - Financial instruments included in the Company's consolidated balance sheets at December 31, 1998 and 1997 consist of cash, cash equivalents, short-term investments and long-term debt. For cash, the carrying amount is a reasonable estimate of the fair value. The carrying amount for cash equivalents and short-term investments approximates fair value because of the short maturity of those investments. The fair value of long-term debt approximates the carrying amount.

   Comprehensive Income - In 1998, the Company adopted issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from nonowner sources. Consolidated statements of comprehensive income for the years ended December 31, 1998, 1997, and 1996 have been included within the consolidated statements of shareholders' equity and comprehensive income.

   Geographic Operating Information - In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in two reportable segments, standard products and custom and foundry products (Note
   12).

   Recently Issued Accounting Standards - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the

                           MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

   statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to impact the Company's consolidated financial position, results of operations or cash flows materially. The Company is required to adopt this statement in the first quarter of fiscal year 2000, with early adoption permitted.


2. ACQUISITION

   On November 9, 1998, the Company acquired all outstanding shares of Synergy Semiconductor ("Synergy") common stock for a cash purchase price of $9.9 million plus $1.6 million of transaction fees and direct merger costs. Synergy provides high performance bipolar integrated circuits to companies within the networking, telecommunications, computing, and ATE/Instrumentation markets.

   The acquisition was accounted for as a purchase and, accordingly, the results of operations of Synergy from the date of acquisition forward have been included in the Company's consolidated financial statements. In connection with the acquisition, intangible assets of $12.9 million were acquired, of which $3.7 million was reflected as a one-time charge to operations for the write-off of purchased in-process technology that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The $3.7 million one-time charge for purchased in-process technology has been reflected in the Company's fiscal 1998 consolidated income statement within operating expenses. The remaining intangible assets of $9.2 million, consisting of existing technology, assembled workforce, tradename and patents, and customer relationships, are included in other assets in the accompanying balance sheets and are being amortized over their useful lives of three to five years.

   In connection with the acquisition, net assets acquired were as follows (in thousands):

   Current assets                                               $ 13,564
   Equipment and other, net                                        5,074
   Intangible assets, including purchased in-process technology   12,945
   Liabilities assumed                                           (20,110)
                                                                --------
   Net assets acquired                                          $ 11,473
                                                                ========

   The following unaudited pro forma information shows the results of operations for the two fiscal years ended December 31, 1998, as if the Synergy acquisition had occurred at the beginning of the earliest period presented and at the purchase price established in November 1998 (in thousands, except per share amounts):


   Years ended December 31,                           1998       1997
                                                   ---------  ---------
   Net revenues                                    $ 163,819  $ 141,586
   Net income                                      $  11,295  $  16,769
   Net income per share, basic                     $    0.57  $    0.88
   Net income per share, diluted                   $    0.53  $    0.81

   The pro forma results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the earliest period presented or of future operations of the combined companies. The pro forma results combine the Company's results of operations for the two fiscal years ended December 31, 1998, with the results of Synergy through the date of acquisition and give effect to

                           MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

   certain adjustments, including the amortization of intangible assets, changes in cost of revenues and depreciation expense associated with the allocation of purchase price to inventory and fixed assets, interest income associated with funding the acquisition, and related tax benefits. The $3.7 million charge for purchased in-process technology has been excluded from the pro forma results as it is a non-recurring charge.

3. INVENTORIES

   Inventories at December 31 consist of the following (in thousands):


                                                1998       1997

   Finished goods                             $  4,540   $  2,480
   Work in process                               9,745      6,351
   Raw materials                                 1,784      1,833
                                              --------   --------

                                              $ 16,069   $ 10,664
                                              --------   --------

4. EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

   Equipment and leasehold improvements at December 31 consist of the following (in thousands):

                                                1998       1997

   Manufacturing equipment                    $ 79,694   $ 47,619
   Leasehold improvements                        2,651      2,223
   Office furniture and equipment                2,281      1,520
                                              --------   --------

                                                84,626     51,362
   Accumulated depreciation and amortization   (29,706)   (18,939)
                                              --------   --------

                                              $ 54,920   $ 32,423
                                              ========   ========

5. BORROWING  ARRANGEMENTS

   Under a revolving line of credit and security agreement expiring September 30, 1999, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $5.0 million. Borrowings under the line of credit agreement bear interest rates of, at the Company's election, the prime rate (7.75% at December 31, 1998) or the bank's offshore rate, which approximates LIBOR (5.1% at December 31, 1998) plus 2.25%. Borrowings are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at December 31, 1998.

                            MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

   Under the same amended security agreement, the Company has a non-revolving bank line of credit of $20.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost of such equipment. Amounts borrowed under this credit line are converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased and bear interest rates of, at the Company's election, a fixed rate based on the four-year U.S. Treasury Bill rate (4.5% at December 31, 1998) plus 3.0% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (4.5% at December 31, 1998) plus 3.0%. In November 1998, the Company borrowed $8.0 million at a fixed rate of 7.5% under the amended line of credit.

   Under the previous non-revolving bank line of credit, the Company borrowed $2.0 million in June 1998 and $2.0 million in September 1998, each of which was subsequently converted to a four-year installment note bearing interest at the prime rate (7.75% at December 31, 1998).

   The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 1998.

   In November 1998, associated with the acquisition of Synergy Semiconductor, the Company assumed $3.1 million in short-term bank debt and $10.4 million in long-term installment notes. Shortly thereafter, in 1998, all of the assumed short-term debt was repaid and $2.8 million of the long-term installment notes was repaid. The remaining unpaid long-term debt consists of four-year installment notes, collateralized by equipment purchased, and bears fixed interest rates ranging from 8.9% to 9.4%

   Long-term debt at December 31, collateralized by equipment, consists of the following (in thousands):

                                                              1998     1997
                                                            -------  -------
   Notes payable bearing interest at prime plus 0.75%,
    payable in monthly installments through September 1998  $    -   $   187
   Notes payable bearing interest at prime, payable in
    monthly installments through September 2002              4,161     1,177
   Notes payable bearing a fixed interest rate of 7.5%,
    payable in monthly installments through November 2002    7,833         -
   Notes payable assumed from Synergy Semiconductor
    bearing fixed rates ranging from 8.9% to 9.4%, payable
    in monthly installments through January 2003             7,592         -
                                                           -------    -------
   Total debt                                               19,586      1,364
   Current portion                                          (5,579)      (812)
                                                           -------    -------
   Long-term debt                                          $14,007    $   552
                                                           =======    =======

   Maturities of long-term debt subsequent to December 31, 1998 are as follows (in thousands): $5,579 in 1999, $5,275 in 2000, $5,637 in 2001,
   $2,957 in 2002, and $138 in 2003.


6. SHAREHOLDERS' EQUITY

   Preferred Stock

   The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 1998.
   The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

   Stock Option Plans

   Under the Company's 1994 and 1989 Stock Option Plans (the "Option Plans"), 7,964,668 shares of common stock are authorized for issuance to key employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair value at the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair

                            MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

   market value. Options granted become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. At
   December 31, 1998, 721,046 shares were available for future grants under the Option Plans and 4,037,504 total shares are reserved for future issuance.

   Option activity under the Option Plans is as follows:


                                                                       Weighted
                                                                       Average
                                                              Number   Exercise
                                                            of Shares   Price
                                                            ---------  --------
   Outstanding, January 1, 1996 (1,165,308 exercisable
    at a weighted average price of $0.71 per share)         2,854,108  $   2.44
      Granted                                                 937,000      8.35
      Granted (at 110% of fair market value)                  100,000      7.57
      Exercised                                              (798,800)     1.06
      Canceled                                               (476,500)     3.97
                                                            ---------
   Outstanding, December 31, 1996 (769,308 exercisable
    at a weighted average price of $1.58 per share)         2,615,808      4.89
      Granted                                                 865,250     25.60
      Exercised                                              (783,350)     2.68
      Canceled                                               (141,900)     7.14
                                                            ---------
   Outstanding, December 31, 1997 (452,658 exercisable
    at a weighted average price of $3.65 per share)         2,555,808     12.44
      Granted                                               1,431,600     33.03
      Exercised                                              (571,350)     5.46
      Canceled                                                (99,600)    13.29
                                                            ---------
   Outstanding, December 31, 1998                           3,316,458  $  22.49
                                                            =========

   Additional information regarding options outstanding as of December 31, 1998 is as follows:

                         Stock Options Outstanding       Options Exercisable
                      -------------------------------  -----------------------
                                  Weighted
                                  Average     Weighted                 Weighted
                                 Remaining    Average                  Average
      Range of          Number   Contractual  Exercise      Number     Exercise
    Exercise Prices  Outstanding  Life (yrs)   Price     Exercisable    Price
    ---------------  -----------  ---------   -------    -----------   -------
   $ 0.50 to $ 6.84    355,058       5.1       $ 1.98      183,158      $ 1.71
   $ 6.85 to $ 9.25    603,100       5.7       $ 7.63      123,100      $ 7.99
   $ 9.26 to $19.09    239,000       7.4       $12.78       45,200      $11.99
   $19.10 to $25.64    392,200       8.4       $24.31       61,500      $24.80
   $25.65 to $29.19    358,000       9.1       $27.40       17,000      $27.17
   $29.20 to $34.80    672,600       8.4       $31.24       47,450      $32.28
   $34.81 to $48.50    696,500       9.4       $37.14            -           -
                     ---------                            --------
                     3,316,458                 $22.49      477,408      $11.22
                     =========                             =======

                            MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996


   Employee Stock Purchase Plan

   Under the 1994 Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Shares of common stock issued under the Purchase Plan were 36,527, 38,683, and 65,422 in 1998, 1997, and 1996, respectively, at weighted average prices of $26.51, $16.75, and $7.08, respectively. At December 31, 1998, there were 248,766 shares of common stock issued under the Purchase Plan and 351,234 shares are reserved for future issuance under the Purchase Plan. The Purchase Plan excludes all Company Officers (as defined in the Purchase Plan) from participation in the Purchase Plan.

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

   SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months; stock volatility, 74.1% in 1998, 74.3% in 1997, and 75.3% in 1996; risk free interest rates, 5.36% in 1998, 5.44% in 1997 and 6.16% in 1996; and no
   dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of options granted under the stock option plans during 1998, 1997, and 1996 was $21.48, $16.56 and $5.50 per
   share.   If the computed fair values of the 1998, 1997 and 1996 awards under both the Option Plans and the Purchase Plan had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

                                                     Years Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------

   Pro forma net income                            $ 9,194   $13,975   $ 7,718

   Pro forma net income per share:

       Basic                                       $  0.47  $  0.73   $  0.42
       Diluted                                     $  0.45  $  0.71   $  0.41

   The amounts used above are based on calculated tax effected values for option awards in 1998, 1997 and 1996 aggregating $12.3 million. The impact of outstanding tock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments are not indicative of

                           MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

   future period pro forma adjustments, when the calculation will apply to all applicable stock options.

7. INCOME  TAXES

   The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                              1998       1997       1996
                                            --------   --------   --------

   Currently payable:
    Federal                                 $ 14,572   $ 10,735   $  4,440
    Research and experimentation tax credits  (1,425)    (1,118)      (451)
                                            --------   --------   --------
                                              13,147      9,617      3,989
                                            --------   --------   --------

    State                                      3,506      1,576      1,309
    Research and experimentation and
     manufacturing tax credits                (2,237)    (1,576)      (361)
                                            --------   --------   --------
                                               1,269          -        948
                                            --------   --------   --------

   Total currently payable                    14,416      9,617      4,937
                                            --------   --------   --------

   Deferred income taxes:
    Federal                                   (2,987)      (814)      (148)
    State                                       (655)      (176)       (23)
                                            --------   --------   --------

   Total deferred                             (3,642)      (990)      (171)
                                            --------   --------   --------

   Total provision                          $ 10,774   $  8,627   $  4,766
                                            ========   ========   ========

   A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                              1998       1997       1996
                                            --------   --------   --------

   Statutory federal income tax rate            35%        35%        35%
   State income taxes (net of federal
    income tax benefit)                          1          1          2
   Research and experimentation and
    manufacturing tax credits                   (2)        (2)        (1)
   Export sales tax credit                      (2)        (2)        (2)
   Non-deductible purchased in-process
    technology                                   5          -          -
   Other                                         2          2          -
                                          --------   --------   --------

   Effective tax rate                           39%        34%        34%
                                          ========   ========   ========

                            MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

   Temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                         1998       1997
                                                       --------   --------
   Deferred tax assets:
    Accruals and reserves not currently deductible     $  9,531   $  3,938
    Deferred revenue                                      1,898        834
    Tax net operating loss and credit carryforwards       4,514          -
    Capitalized research and development                    602          -
    Valuation allowance                                  (3,563)         -
                                                       --------   --------
   Total deferred tax asset                              12,982      4,772
                                                       --------   --------

   Deferred tax liabilities:
    Depreciation                                         (1,500)    (2,035)
    State income taxes                                     (175)      (226)
    Intangible assets                                    (3,818)         -
                                                       --------   --------
   Total deferred tax liability                          (5,493)    (2,261)
                                                       --------   --------

   Net deferred tax asset                              $  7,489   $  2,511
                                                       ========   ========


   Due to the Company's acquisition of Synergy, the Company has available pre-ownership change federal and state net operating loss carryforwards of approximately $10.0 million and $2.0 million, respectively, which expire beginning in 2006 and 1999. These pre-ownership change net operating loss carryforwards are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $0.5 million. In addition, the Company has available pre-ownership change state research credit carryforwards of approximately $1.4 million subject to the Section 382 annual limitation.

8. OPERATING  LEASES

   The Company leases its facilities under operating lease agreements that expire in 2005 and 2006. The lease agreements provide for escalating rental payments over the lease periods. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized on a straight-line basis. Future minimum payments under these agreements are as follows (in thousands):

   Year Ending
   December 31,
   -----------

      1999                                                  $  2,583
      2000                                                     2,626
      2001                                                     2,699
      2002                                                     2,726
      2003                                                     2,775
   Thereafter                                                  6,353
                                                            --------
                                                            $ 19,762
                                                            ========

   Rent expense under operating leases was (in thousands): $1,346, $1,031, and $1,014 for the years ended December 31, 1998, 1997, and 1996, respectively.

                            MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

9.  PROFIT-SHARING  401(k)  PLAN

    The Company has a profit-sharing plan and deferred compensation plan (the "Plan"). All employees completing three months of service are eligible to participate in the Plan. Participants may contribute 1% to 12% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $870,000 in 1998, $605,000 in 1997, and $400,000 in
    1996. Participants vest in Company contributions ratably over six years of service.

10. SIGNIFICANT CUSTOMERS

    In 1998, no single customer accounted for ten percent or more of net revenues. In 1997 one customer accounted for $11.2 million (11%) of net revenues. In 1996 a different customer accounted for $7.1 million (11%) of net revenues.

11. LITIGATION

    On May 9, 1994, Linear Technology Corporation ("Linear"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claims that two of the Company's products infringe one of Linear's patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. The Company has asserted defenses of invalidity and unenforceability of the Linear patent at issue, as well as noninfringement of such patent. The Company believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition or results of operation. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in such litigation. Accordingly, the pending litigation with Linear as well as potential future litigation with other companies could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

    In another legal proceeding, The Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Lemelson Partnership") alleges to be the owner of certain patents issued to Jerome Lemelson (now deceased). During 1998, representatives of the Lemelson Partnership sent letters to the Company referencing the Lemelson patents. On February 26, 1999, the Lemelson Partnership filed a complaint for patent infringement, naming eighty-eight defendants, including the Company.
    The suit is entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al., and was filed in the United States District Court in Phoenix, Arizona. In this lawsuit, the Lemelson Partnership claims that the Company infringes the Lemelson patents-in-suit. The complaint in the lawsuit seeks judgment that the Lemelson patents-in-suit are not invalid and have been willfully and deliberately infringed; unspecified compensatory damages; treble damages and attorneys' fees; as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company has not yet filed an answer, but expects to defend against the charges raised in the suit. The Company believes that the ultimate outcome of this action will not result in a material adverse effect on the Company's financial condition, results of operation, or cash flows. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in such litigation. Accordingly, the pending litigation with the Lemelson Partnership, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a

                            MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996

    material adverse effect on the Company's financial condition, results of operations or cash flows.

    Certain additional claims and lawsuits have also arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    In the event of an adverse ruling in any intellectual property litigation that now exists or might arise in the future, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license substitute technology on commercially reasonable terms, the Company's financial condition, results of operations, or cash flows could be adversely affected.


12. SEGMENT REPORTING

    The Company operates in two reportable segments: standard products and custom and foundry products. The Company is compliant with the segment reporting requirements of SFAS No.131, which requires disclosures regarding products and services, geographic areas, and major customers. For the year ended December 31, 1998, the Company recorded revenue from customers throughout the United States; France, the U.K., Finland, Germany, Italy, Switzerland, Israel, Spain, Ireland, Sweden, and The Netherlands (collectively referred to as "Europe"); Korea; Japan; Taiwan; Singapore, Hong Kong, China, and Malaysia (collectively referred to as "Other Asian Countries"); and Canada.



    Net Revenues by Segment (in thousands):
                                               Years Ended  December 31,
                                             ------------------------------
                                               1998       1997       1996
                                             --------   --------   --------
    Standard Products                        $ 99,902   $ 79,203   $ 43,530
    Custom and Foundry Products                40,606     24,955     22,714
                                             --------   --------   --------

       Total net revenues                    $140,508   $104,158   $ 66,244
                                             ========   ========   ========

Geographic Information  (in thousands):

                              1998                  1997             1996
                       -------------------   -------------------   --------
                                    Long-                 Long-
                         Total      Lived      Total      Lived      Total
                       Revenues     Assets   Revenues*    Assets   Revenues*
                       --------    -------   ---------   -------   ---------

    United States of
     America           $ 76,731   $ 63,526   $ 52,275   $ 31,799    $ 38,982
    Korea                15,441         56     11,898         49       2,843
    Japan                12,887          -      8,256          -       2,703
    Taiwan               12,444          3     13,300          5      10,726
    Other Asian
     Countries            7,108        496      4,941        706       3,208
    Europe               15,550         37     13,402         44       7,562
    Canada                  347          -         86          -         220
                       --------   --------   --------   --------    --------

      Total            $140,508   $ 64,118   $104,158   $ 32,603    $ 66,244
                       ========   ========   ========   ========    ========

    * Total revenues are attributed to countries based on "ship to" location of customer.

                            MICREL, INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996


13. QUARTERLY RESULTS - UNAUDITED

    (in thousands, except per
     share amounts)                          Three Months Ended
                            ------------------------------------------
                            Mar. 31,   June 30,   Sept. 30,   Dec. 31,
                            --------   --------   ---------   --------
                              1998       1998       1998        1998
                             ------     ------     ------      -------

    Net revenues            $ 32,659   $ 34,502   $ 35,426    $ 37,921
    Gross profit            $ 17,963   $ 19,122   $ 19,712    $ 14,387
    Net income (loss)       $  5,726   $  6,299   $  6,597    $ (1,446)(1)
    Net income (loss)
     per share:
       Basic                $  0. 29   $   0.32   $   0.33    $  (0.07)(1)
       Diluted              $  0. 27   $   0.30   $   0.31    $  (0.07)(1)

    Shares used in
     computing per
     share amounts:
       Basic                  19,583     19,736     19,882      20,012
       Diluted                21,109     21,180     21,133      20,012


                                        Three Months Ended
                            ------------------------------------------
                            Mar. 31,   June 30,   Sept. 30,   Dec. 31,
                            --------   --------   ---------   --------
                              1997       1997       1997        1997
                             ------     ------     ------      ------

    Net revenues            $ 22,113   $ 24,327   $ 27,203    $ 30,515
    Gross profit            $ 11,382   $ 12,901   $ 14,543    $ 16,691
    Net income              $  3,241   $  3,837   $  4,467    $  5,202
    Net income per share:
     Basic                  $   0.17   $   0.20   $   0.23    $   0.27
     Diluted                $   0.16   $   0.18   $   0.21    $   0.25

    Shares used in
      computing per
      share amounts:

     Basic                    18,734     18,934     19,198      19,409
     Diluted                  20,518     20,754     21,054      20,960

<F/N>
Note (1): Consolidated financial results for the fourth quarter ended December 31, 1998 reflect the write-off of approximately $7.0 million in excess inventory and a one-time charge of approximately $3.7 million related to purchased in-process technology associated with the acquisition of Synergy Semiconductor.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the consolidated financial statements of Micrel, Incorporated as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 26, 1999 (February 26, 1999 as to paragraph 2 of Note
11). Our audits also included the financial statement schedule of Micrel, Incorporated, listed in Item 14 (a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
January 26, 1999 (February 26, 1999 as to paragraph 2 of Note 11 to the Consolidated Financial Statements)

                                                                SCHEDULE II

                            MICREL, INCORPORATED
                     VALUATION AND QUALIFYING ACCOUNTS
           For the Years Ended December 31, 1998, 1997, and 1996
                           (Amounts in thousands)



                             Balance at    Additions   Write-offs
                            Beginning of  and Charges     and      Balance at
      Description               Year      to Expenses  Deductions  End of Year
-----------------------      ----------   -----------  ----------  -----------

Year Ended December 31, 1998
----------------------------

Accounts receivable
 allowance                     $ 2,015        $   -        $( 402)    $ 1,613
                               =======        =====        ======     =======

Year Ended December 31, 1997
----------------------------
Accounts receivable
 allowance                     $ 1,224        $ 863        $  (72)    $ 2,015
                               =======        =====        ======     =======

Year Ended December 31, 1996
----------------------------
 Accounts receivable
 allowance                     $   688        $ 536        $    -     $ 1,224
                               =======        =====        ======     =======

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 31st day of March, 1999.

                                              MICREL, INCORPORATED

                                         By    /S/ RAYMOND D. ZINN
                                              -----------------------
                                                   Raymond D. Zinn
                                       President and Chief Executive Officer

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


      Signature                      Title                        Date
      ---------                      -----                        ----

/S/ RAYMOND D. ZINN   President, Chief Executive Officer and  March 31, 1999
---------------------   Chairman of the Board of Directors
   Raymond D. Zinn    (Principal Executive Officer)

/S/ ROBERT J. BARKER  Vice President, Finance and             March 31, 1999
---------------------   Chief Financial Officer
   Robert J. Barker   (Principal Financial and
                        Accounting Officer)

/S/ WARREN H. MULLER  Vice President, Secretary               March 31, 1999
---------------------   and Director
   Warren H. Muller

/S/ GEORGE KELLY      Director                                March 31, 1999
---------------------
    George Kelly

/S/ DALE L. PETERSON  Director                                March 31, 1999
---------------------
  Dale L. Peterson

/S/ LARRY L. HANSEN   Director                                March 31, 1999
---------------------
  Larry L. Hansen

                            Micrel, Incorporated
              Exhibits Pursuant to Item 601 of Regulation S-K
Exhibit
Number                           Description
------                           -----------
  2.1   Merger Agreement dated October 21, 1998, by and between Micrel,
        Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor
        Corporation. (1)
  2.2   Letter agreement dated November 9, 1998, between Micrel,
        Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor
        Corporation. (1)
  2.3   Escrow Agreement dated November 9, 1998, between Micrel,
        Incorporated, John F. Stockton, as representative of the former
        Synergy shareholders, and Bank of the West. (1)
  3.1   Amended and Restated Articles of Incorporation of the Registrant.
        (2)
  3.2   Certificate of Amendment of Articles of Incorporation of the
        Registrant. (3)
  3.3   Amended and Restated Bylaws of the Registrant. (3)
  4.1   Certificate for Shares of Registrant's Common Stock. (4)
 10.1   Indemnification Agreement between the Registrant and each of its officers and directors. (3)
 10.2   1989 Stock Option Plan and form of Stock Option Agreement. (2) *
 10.3   1994 Stock Option Plan and form of Stock Option Agreement. (2) *
 10.4   1994 Stock Purchase Plan. (5)
 10.6   Lease Agreement dated June 24, 1992 between the Registrant and GOCO
        Realty Fund I, as amended August 6, 1992 and February 5, 1993. (2)
 10.7   Amended and Restated Loan and Security Agreement dated November 29,
        1990 between the Registrant and Bank of the West, as amended
        February 11, 1991, August 6, 1991, October 31, 1991, June 24, 1992,
        September 24, 1992, August 16, 1993, April 29, 1994, July 2, 1994,
        August 23, 1994, September 30, 1994, October 24, 1994. (2)
 10.8   Form of Domestic Distribution Agreement. (3)
 10.9   Form of International Distributor Agreement. (3)
 10.10  Second Amendment dated February 20, 1995 between the Registrant and
        TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6,
        1992 and February 5, 1993. (4)
 10.11  Amended and Restated Loan and Security Agreement dated November 29,
        1990 between the Registrant and Bank of the West, as amended March
        31, 1995. (5)
 10.12  Amended and Restated Loan and Security Agreement dated November 29,
        1990 between the Registrant and Bank of the West, as amended
        September 30, 1996. (6)
 10.13  Amended and Restated 1994 Employee Stock Purchase Plan, as amended
        January 1, 1996. (7)
 10.14  Commercial Lease between Harris Corporation and Synergy
        Semiconductor Corporation dated February 29, 1996.
 23.1   Independent Auditors' Consent.
 24.1   Power of Attorney.  (See Signature Page.)
 27.0   Financial Data Schedule.

[FN]

*    Management contract or compensatory plan or agreement.

(1)   Incorporated herein by reference to the Company's Current Report on
      Form 8-K dated November 9, 1998 filed      with the Commission on
      November 23, 1998 in which this exhibit bears the same number, unless otherwise indicated.

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

(3) Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(5) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 1995.

(6) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1996.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.
