Form 10-Q
period 1999-03-31
MICREL INC
filed 1999-05-07
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION PRIVATE
                           WASHINGTON, D.C.  20549

                                F O R M   1 0 - Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999.

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





As of April 30, 1999 there were 20,195,990 shares of common stock, no par value, outstanding.

                             MICREL, INCORPORATED
                                   INDEX TO
                             REPORT ON FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 1999


                                                                        Page
                                                                        ----

                        PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements:

            Condensed Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998                           3

            Condensed Consolidated Income Statements - Three
             Months Ended March 31, 1999 and 1998                           4

            Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1999 and 1998                     5

            Notes to Condensed Consolidated Financial Statements            6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8


                         PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings                                                14

Item 6.   Exhibits and Reports on Form 8-K                                 14

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk       14

          Signature                                                        15

ITEM 1.    FINANCIAL STATEMENTS

                              MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                    March 31,    December 31,
                                                       1999         1998 (1)
                                                  ------------   ------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                            $ 17,291      $ 13,415
 Short-term investments                                 14,941        15,029
 Accounts receivable, net                               25,591        24,079
 Inventories                                            18,838        16,069
 Deferred income taxes                                  10,530        11,967
 Other current assets                                    1,174           693
                                                     ---------     ---------
   Total current assets                                 88,365        81,252

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET               56,852        54,920
INTANGIBLE ASSETS, NET                                   8,290         8,878
OTHER ASSETS                                               318           320
                                                     ---------     ---------
TOTAL                                                $ 153,825     $ 145,370
                                                     =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                    $   9,697     $   7,942
 Income taxes payable                                    5,477         4,316
 Deferred income on shipments to distributors            3,828         4,414
 Current portion of long-term debt                       5,481         5,579
 Other current liabilities                               7,222         8,133
                                                     ---------     ---------
   Total current liabilities                            31,705        30,384

LONG-TERM DEBT                                          12,558        14,007
OTHER LONG-TERM OBLIGATIONS                              4,701         5,268

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value - authorized:
  5,000,000 shares; issued and outstanding: none            --            --
 Common stock, no par value - authorized:
  50,000,000 shares; issued and outstanding:
  1999 - 20,192,290; 1998 - 20,091,196                  37,458        35,660
 Accumulated other comprehensive income                      3            10
 Retained earnings                                      67,400        60,041
                                                     ---------     ---------
   Total shareholders' equity                          104,861        95,711
                                                     ---------     ---------
TOTAL                                                $ 153,825     $ 145,370
                                                     =========     =========

Derived from the December 31, 1998 audited balance sheet included in the 1998 Annual Report on Form 10-K of Micrel, Incorporated.

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                        1999          1998
                                                     ---------     ---------

NET REVENUES                                         $  40,571     $  32,659

COST OF REVENUES                                        17,945        14,696
                                                     ---------     ---------

GROSS PROFIT                                            22,626        17,963
                                                     ---------     ---------

OPERATING EXPENSES:
 Research and development                                5,818         4,115
 Selling, general and administrative                     5,821         5,517
                                                     ---------     ---------
   Total operating expenses                             11,639         9,632
                                                     ---------     ---------

INCOME FROM OPERATIONS                                  10,987         8,331

OTHER INCOME (LOSS), NET                                    (4)          344
                                                     ---------     ---------

INCOME BEFORE INCOME TAXES                              10,983         8,675

PROVISION FOR INCOME TAXES                               3,624         2,949
                                                     ---------     ---------

NET INCOME                                           $   7,359     $   5,726
                                                     =========     =========


NET INCOME PER SHARE:
   Basic                                             $    0.37     $    0.29
                                                     =========     =========
   Diluted                                           $    0.34     $    0.27
                                                     =========     =========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
   Basic                                                20,145        19,583
                                                     =========     =========
   Diluted                                              21,915        21,109
                                                     =========     =========


See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                        1999          1998
                                                     ---------     ---------

Net cash provided by operating activities            $  10,175     $   9,873
                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of equipment and leasehold improvements      (5,655)       (5,226)
 Purchases of short-term investments                   (14,919)      (13,433)
 Proceeds from sales and maturities of short-term
  investments                                           15,000         9,800
                                                     ---------     ---------
   Net cash used in investing activities                (5,574)       (8,859)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Repayments of long-term debt                           (1,547)         (308)
 Proceeds from the issuance of common stock, net           822           579
                                                     ---------     ---------
   Net cash provided by (used in) financing
     activities                                           (725)          271
                                                     ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                3,876         1,285

CASH AND CASH EQUIVALENTS - Beginning of period         13,415         2,581
                                                     ---------     ---------

CASH AND CASH EQUIVALENTS - End of period            $  17,291     $   3,866
                                                     =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                              $     394     $      27
                                                     =========     =========
 Cash paid for income taxes                          $     577     $     210
                                                     =========     =========



See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

     Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 1999 and for the quarter ended March 31, 1999 and 1998 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
     December 31, 1998.

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

     Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                        1999          1998
                                                     ---------     ---------
Weighted average common shares
      outstanding                                       20,145        19,583
     Dilutive effect of stock options
      outstanding using the treasury
      stock method                                       1,770         1,526
                                                     ---------     ---------
     Shares used in computing diluted
      net income per share                              21,915        21,109
                                                     =========     =========

2.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                     March 31,   December 31,
                                                       1999          1998
                                                    ----------   ------------
          Finished goods                             $   3,602     $   4,540
          Work in process                               13,350         9,745
          Raw materials                                  1,886         1,784
                                                     ---------     ---------
                                                     $  18,838     $  16,069
                                                     =========     =========

3.    SIGNIFICANT  CUSTOMERS

     No single customer accounted for 10% or more of net revenues during the quarter ended March 31, 1999. At March 31, 1998, one customer, Qualcomm, accounted for $3.9 million (12%) of net revenues.

                           MICREL, INCORPORATED
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


4.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $7.4 million and $5.7 million for the quarter ended March 31, 1999 and 1998, respectively.

5.   SEGMENT REPORTING

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates under two reportable segments, standard products and custom and foundry products.

                            Net Revenues by Segment
                            (Dollars in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                        1999          1998
                                                     ---------     ---------
         Net Revenues:
         Standard Products                           $  31,461     $  24,726
         Custom and Foundry Products                     9,110         7,933
                                                     ---------     ---------

            Total net revenues                       $  40,571     $  32,659
                                                     =========     =========

         As a Percentage of Total Net Revenues:
         Standard Products                                  78%           76%
         Custom and Foundry Products                        22            24
                                                     ---------     ---------

            Total net revenues                             100%          100%
                                                     =========     =========

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued
     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to impact the Company's consolidated financial position, results of operations or cash flows materially. The Company is required to adopt this statement in the first quarter of fiscal year 2000, with early adoption permitted.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 78% of net revenues for the quarter ended March 31, 1999 as compared to 76% for the similar period in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

                                                        Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                         1999          1998
                                                       -------       -------
Net revenues                                             100.0%        100.0%
Cost of revenues                                          44.2          45.0
                                                       -------       -------
     Gross profit                                         55.8          55.0
                                                       -------       -------
Operating expenses:
  Research and development                                14.3          12.6
  Selling, general and administrative                     14.4          16.9
                                                       -------       -------
     Total operating expenses                             28.7          29.5
                                                       -------       -------
Income from operations                                    27.1          25.5
Other income (loss), net                                   0.0           1.0
                                                       -------       -------
Income before income taxes                                27.1          26.5
Provision for income taxes                                 9.0           9.0
                                                       -------       -------
Net income                                                18.1%         17.5%
                                                       =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net Revenues. Net revenues increased 24% to $40.6 million for the quarter ended March 31, 1999 from $32.7 million for the same period in 1998. Standard products revenues increased 27% to $31.5 million representing 78% of net revenues for the quarter ended March 31, 1999 from $24.7 million representing 76% for the quarter ended March 31, 1998. Sales of standard products by the Company during the quarter were led by low dropout regulators, Synergy communications products and universal serial bus products. Such products were sold to manufacturers of telecommunications, portable computing, computing peripherals and industrial products. Custom and foundry products revenues increased 15% to $9.1 million or 22% of net revenues for the quarter ended March 31, 1999 from $7.9 million or 24% of net revenues for the comparable period in 1998. Management believes that the range of the Company's products, from standard products to custom and foundry products, as well as the geographic diversity of its customers should enable the Company to increase revenue levels in the near future despite current economic conditions worldwide.

The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry. During the first quarter of 1999, standard product customer demand continued to be short-term focused due to shorter than historical order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders close to desired shipment dates and to reduce their long-term purchasing commitments, which is the result of less predictable demand for such customers' products and increased product availability in the semiconductor industry. The Company has sought to address these reduced order lead times by implementing faster production cycles and increasing inventory levels as a percentage of revenues.

International sales increased 22% or $3.4 million on a dollar basis to $19.0 million for the quarter ended March 31, 1999, but decreased as a percentage of net revenues to 47% from 48% for the comparable period in the prior year. The dollar basis increase in international sales resulted from shipments to manufacturers of personal computers and communications products primarily in Asia and Europe.

The Company's international sales are denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.

The Company defers recognition of revenue derived from sales to domestic, Canadian, and certain other international distributors until such distributors resell the Company's products to their customers. Generally, sales to international distributors are recognized upon shipment. The Company estimates returns and provides an allowance as the revenue is recognized.

Gross Profit. Gross margin is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 56% for the quarter ended March 31, 1999 from 55% for the comparable period in the prior year. The improvement in gross margin reflected an increase in manufacturing efficiency due to greater capacity utilization and reductions in contract assembly and test unit costs, which were partially offset by declining average selling prices.

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

The Company's research and development expenses increased $1.7 million or 41% to $5.8 million for the quarter ended March 31, 1999 from $4.1 million for the comparable period in 1998. As a percentage of net revenues, research and development expenses represented 14% of net revenues for the quarter ended March 31, 1999 as compared to 13% of net revenues for the quarter ended
March 31, 1998. The increase in research and development expenses was primarily due to increased engineering staffing costs associated with the acquisition of Synergy. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased on a dollar basis to approximately $5.8 million or 14% of net revenues for the quarter ended March 31, 1999 from $5.5 million or 17% of net revenues for the comparable period in 1998. The dollar increase during the quarter ended March 31, 1999 was principally attributable to higher commissions, advertising and other administrative expenses associated with the growth of the Company's revenues. The Company expects that selling, general and administrative expenses will increase on a dollar basis in the future.

Other Income (Loss), Net. Other income (loss), net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on line of credit borrowings and term notes. Other income
(loss), net decreased by $348,000 to a net loss of $4,000 for the quarter ended March 31, 1999 from a net income of $344,000 for the comparable period in 1998. The decrease was due to an increase in average long-term debt associated with the Synergy acquisition. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

Provision for Income Taxes.   For the quarters ended March 31, 1999 and 1998,
the provision for income taxes was 33% and 34%, respectively, of income before taxes. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate. The estimated tax rate reduction from the prior comparable period represents estimated increased utilization of federal and state research and development credits, and state manufacturing credits.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 1999 consisted of cash and short-term investments of $32.2 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5.0 million under a revolving line of credit, of which all was unused and available at March 31, 1999, and (ii) $20.0 million under a non-revolving line of credit of which there was $7.3 million outstanding at March 31, 1999. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1999, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 1999.

The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the cost of such equipment. Amounts borrowed under this credit line are converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased and bear interest rates of, at the Company's election, a fixed rate based on the four-year U.S. Treasury Bill rate (5.19% at March 31, 1999) plus 3.0% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (4.71% at March 31, 1999) plus 3.0%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of March 31, 1999, the Company had $18.0 million outstanding under term notes that are collateralized by the equipment purchased.

The Company's working capital increased by $5.8 million to $56.7 million as of March 31, 1999 from $50.9 million as of December 31, 1998. The increase was primarily attributable to a $3.8 million increase in cash, cash equivalents and short-term investments combined with increases in inventories of $2.8 million and accounts receivable of $1.5 million, which were partially offset by a $1.8 million increase in accounts payable and a $1.2 million increase in income taxes payable. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

The Company's cash flows from operating activities increased to $10.2 million for the three months ended March 31, 1999 from $9.9 million for the comparable period in the prior year. The cash flows from operating activities generated by the Company in the quarter ended March 31, 1999 were primarily attributable to net income of $11.6 million after deducting non-cash activities combined with increases in accounts payable of $1.8 million and income taxes payable of $1.2 million, which were partially offset by increases in inventories of $2.8 million and accounts receivable of $1.5 million.

The Company's investing activities during the quarter ended March 31, 1999 used cash of approximately $5.6 million as compared to $8.9 million of cash used for investing activities during the comparable period in the prior year. Cash used for investing activities during the quarter ended March 31, 1999 resulted primarily from net purchases of $5.7 million of property, plant and equipment principally associated with the Company's conversion to six-inch wafer production and additional testing equipment.

The Company's financing activities during the quarter ended March 31, 1999 used cash of approximately $0.7 million as compared to cash provided of $0.3 million during the comparable period in the prior year. Cash used by financing activities during the quarter ended March 31, 1999 was the result of $1.5 million repayments of long-term debt which was offset by $0.8 million in proceeds from the issuance of common stock, through the exercise of stock options.

The Company currently intends to spend up to approximately $34.0 million during 1999 primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 1999 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.


Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; statements regarding Year 2000 compliance costs; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

including Asia. International markets are subject to a variety of risks, including changes in policy by foreign governments, social conditions such as civil unrest, and economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic conditions in Asia or elsewhere. Such factors could adversely affect the Company's future revenues, financial condition, results of operations, or cash flows.

In November 1998, the Company acquired Synergy Semiconductor, which is its first major acquisition. It is not certain that the Company will be able to successfully integrate into its operations Synergy's business, products, technology or personnel. The Company's failure to do so could have a material adverse effect on its financial condition, results of operations, or cash flows.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

The Company has generated a substantial portion of its net revenues from the sale of standard products. The Company believes that a substantial portion of its net revenues in the future will continue to depend upon standard products sales. As compared with the custom and foundry products business, the standard products business is characterized by shorter product lifecycles, greater pricing pressures, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that, as the market changes, its product offerings will become obsolete. The Company competes in the standard products market with established companies, most of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully in the standard products market or that it will be able to successfully introduce new standard products in the future. The failure of the Company to compete successfully in the standard products business could materially and adversely affect the Company's financial condition, results of operations, or cash flows.

The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the analog market include product features, performance, price, timing of product introductions, emergence of new computer standards, quality and customer support. Because the standard products market for integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for integrated circuits, the Company expects intensified competition from existing integrated circuit suppliers and the entry of new competition. Increased competition could adversely affect the Company's financial condition, results of operations, or cash flows. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition, results of operations, or cash flows.

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


Readiness Disclosure for Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has initiated a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The Company is replacing or upgrading systems, equipment and facilities that are known to be Year 2000 non-compliant. For the Year 2000 non-compliance issues identified to date, management believes the cost of upgrade or remediation will not exceed $100,000, which is not expected to be material to the Company's operating results. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's financial condition, results of operations, or cash flows could be materially adversely affected. As of March 31, 1999 there have been no significant changes to the Company's Year 2000 compliance plan or the implementation status of such plan from the detailed disclosure included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Certain claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial position, cash flow or results of operation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits.
              ---------

              Exhibit
              Number   Description
              ------   ---------------------------------------------------

              10.1 Indemnification Agreement between the Registrant and Mr. Thomas S. Wong, an officer of the Company.

              27.1     Financial Data Schedule.



         (b)  Reports on Form 8-K. The Company did not file any Reports on
Form
              8-K during the quarter ended March 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 1998 Form 10-K have not changed significantly through the quarter ended March 31, 1999.

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



                                            MICREL, INCORPORATED
                                           ----------------------
                                                 (Registrant)



Date: May 7, 1999                     By     /s/  ROBERT J. BARKER
                                            ---------------------
                                                 Robert J. Barker
                                            Vice President, Finance and
                                              Chief Financial Officer
                                              (Authorized Officer and
                                            Principal Financial Officer)