Form 10-Q
period 1999-06-30
MICREL INC
filed 1999-08-13
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1999.

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



As of July 30, 1999 there were 20,493,597 shares of common stock, no par value, outstanding.

                            MICREL, INCORPORATED
                                  INDEX TO
                            REPORT ON FORM 10-Q
                      FOR QUARTER ENDED JUNE 30, 1999


                                                                    Page

                      PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets - June 30, 1999
          and December 31, 1998                                       3

         Condensed Consolidated Income Statements - For the
          Three and Six Months Ended June 30, 1999 and 1998           4

         Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1999 and 1998                     5

         Notes to Condensed Consolidated Financial Statements         6


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8

Item 3. Quantitative and Qualitative Disclosures about Market Risk   13


                       PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                            14

Item 4. Submission of Matters to a Vote of Security Holders          14

Item 6. Exhibits and Reports on Form 8-K                             15


        Signature                                                    16

ITEM 1.    FINANCIAL STATEMENTS

                           MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except share amounts)

                                                   June 30,    December 31,
                                                    1999         1998 (1)
                                                ------------   ------------
                                                 (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $   10,364     $   13,415
  Short-term investments                             25,679         15,029
  Accounts receivable, net                           28,532         24,079
  Inventories                                        20,657         16,069
  Deferred income taxes                              11,040         11,967
  Prepaid expenses and other                          1,003            693
                                                 ----------     ----------
    Total current assets                             97,275         81,252

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET            58,724         54,920
INTANGIBLE ASSETS, NET                                7,804          8,878
OTHER ASSETS                                            321            320
                                                 ----------     ----------
TOTAL                                            $  164,124     $  145,370
                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $    7,244     $    7,942
  Income taxes payable                                2,971          4,316
  Deferred income on shipments to distributors        4,417          4,414
  Current portion of long-term debt                   5,374          5,579
  Other current liabilities                           8,496          8,133
                                                 ----------     ----------
    Total current liabilities                        28,502         30,384

LONG-TERM DEBT                                       11,243         14,007
OTHER LONG-TERM OBLIGATIONS                           5,217          5,268

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none       --             --
  Common stock, no par value - authorized:
   50,000,000 shares; issued and outstanding:
   1999 - 20,470,882; 1998 - 20,091,196              43,631         35,660
  Accumulated other comprehensive income (loss)          (8)            10
  Retained earnings                                  75,539         60,041
                                                 ----------     ----------
    Total shareholders' equity                      119,162         95,711
                                                 ----------     ----------
TOTAL                                            $  164,124     $  145,370
                                                 ==========     ==========

(1) Derived from the December 31, 1998 audited balance sheet included in the 1998 Annual Report on Form 10-K of Micrel, Incorporated.

See notes to condensed consolidated financial statements.


                           MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)
                  (In thousands, except per share amounts)


                                       Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                    ------------------   ------------------
                                      1999      1998       1999      1998
                                    --------  --------   --------  --------

NET REVENUES                        $ 44,178  $ 34,502   $ 84,749  $ 67,161

COST OF REVENUES                      19,439    15,380     37,384    30,076
                                    --------  --------   --------  --------

GROSS PROFIT                          24,739    19,122     47,365    37,085
                                    --------  --------   --------  --------

OPERATING EXPENSES:
  Research and development             6,210     4,708     12,028     8,823
  Selling, general and
   administrative                      6,430     5,228     12,251    10,745
                                    --------  --------   --------  --------
     Total operating expenses         12,640     9,936     24,279    19,568
                                    --------  --------   --------  --------

INCOME FROM OPERATIONS                12,099     9,186     23,086    17,517

OTHER INCOME, NET                         49       359         45       703
                                    --------  --------   --------  --------

INCOME BEFORE INCOME TAXES            12,148     9,545     23,131    18,220

PROVISION FOR INCOME TAXES             4,009     3,246      7,633     6,195
                                    --------  --------   --------  --------
NET INCOME                          $  8,139  $  6,299   $ 15,498  $ 12,025
                                    ========  ========   ========  ========

NET INCOME PER SHARE:
  Basic                             $   0.40  $   0.32   $   0.77  $   0.61
                                    ========  ========   ========  ========

  Diluted                           $   0.37  $   0.30   $   0.70  $   0.57
                                    ========  ========   ========  ========


SHARES USED IN COMPUTING PER
  SHARE AMOUNTS:

  Basic                               20,338    19,736     20,242    19,660
                                    ========  ========   ========  ========

  Diluted                             22,226    21,180     22,071    21,140
                                    ========  ========   ========  ========



See notes to condensed consolidated financial statements.

                            MICREL, INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (In thousands)

                                                       Six Months Ended
                                                           June 30,
                                                    ----------------------
                                                       1999         1998
                                                    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES           $  18,307    $  20,729
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of equipment and leasehold improvements   (11,642)     (18,447)
  Purchases of short-term investments                 (33,758)     (27,458)
  Proceeds from sales and maturities of short-term
   investments                                         23,090       22,200
                                                    ---------    ---------
    Net cash used in investing activities             (22,310)     (23,705)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Long-term debt borrowings                               --         2,000
  Repayments of long-term debt                         (2,969)        (540)
  Proceeds from the issuance of common stock, net       3,897        1,681
                                                    ---------    ---------
    Net cash provided by financing activities             928        3,141

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (3,075)         165

CASH AND CASH EQUIVALENTS - Beginning of period        13,415        2,581
                                                    ---------    ---------

CASH AND CASH EQUIVALENTS - End of period           $  10,340    $   2,746
                                                    =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                            $     758    $      51
                                                    =========    =========
  Cash paid for income taxes                        $   3,958    $   4,699
                                                    =========    =========



See notes to condensed consolidated financial statements.

                           MICREL, INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                       Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                    ------------------   ------------------
                                      1999      1998       1999      1998
                                    --------  --------   --------  --------
Weighted average common shares
 outstanding                          20,338    19,736     20,242    19,660
Dilutive effect of stock options
 outstanding, using the treasury
 stock method                          1,888     1,444      1,829     1,480
                                    --------  --------   --------  --------
Shares used in computing diluted
 net income per share                 22,226    21,180     22,071    21,140
                                    ========  ========   ========  ========

2.  INVENTORIES

Inventories consist of the following (in thousands):

                                                   June 30,    December 31,
                                                    1999           1998
                                                ------------   ------------
    Finished goods                                $   4,605      $   4,540
    Work in process                                  14,234          9,745
    Raw materials                                     1,818          1,784
                                                  ---------      ---------
                                                  $  20,657      $  16,069
                                                  =========      =========

3.  SIGNIFICANT  CUSTOMERS
No single customer accounted for 10% or more of net revenues during the three and six months ended June 30, 1999 and 1998, respectively.

4.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. Comprehensive income, which was comprised of the Company's net income for the periods and unrealized losses on investments, was $8.1 million and $15.5 million for the three and six months ended June 30, 1999, respectively, and $6.3 million and $12.0 million for the comparable periods in 1998.

5.  SEGMENT REPORTING

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in two reportable segments, standard products and custom and foundry products.

                          Net Revenues by Segment
                           (Dollars in thousands)

                                       Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                    ------------------   ------------------
                                      1999      1998       1999      1998
                                    --------  --------   --------  --------
Net Revenues:
Standard Products                   $ 33,817  $ 23,123   $ 65,278  $ 47,849
Custom and Foundry Products           10,361    11,379     19,471    19,312
                                    --------  --------   --------  --------
    Total net revenues              $ 44,178  $ 34,502   $ 84,749  $ 67,161
                                    ========  ========   ========  ========

As a Percentage of Total Net Revenues:
Standard Products                         77%       67%        77%       71%
Custom and Foundry Products               23        33         23        29
                                    --------  --------   --------  --------
    Total net revenues                   100%      100%       100%      100%
                                    ========  ========   ========  ========

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to impact the Company's consolidated financial position, results of operations or cash flows materially. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 77% of net revenues for the three months ended June 30, 1999 as compared to 67% for the similar period in the prior year. For the six months ended June 30, 1999 and 1998, the Company's standard products sales accounted for 77% and 71% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and the Company's ability to meet increasing demand. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                             Three Months     Six Months
                                           Ended June 30,   Ended June 30,
                                           --------------   --------------
                                            1999    1998     1999    1998
                                           ------  ------   ------  ------
Net revenues                                100.0%  100.0%   100.0%  100.0%
Cost of revenues                             44.0    44.6     44.1    44.8
                                           ------  ------   ------  ------
  Gross margin                               56.0    55.4     55.9    55.2
Operating expenses:
  Research and development                   14.1    13.6     14.2    13.1
  Selling, general and administrative        14.5    15.2     14.5    16.0
                                           ------  ------   ------  ------
    Total operating expenses                 28.6    28.8     28.7    29.1
                                           ------  ------   ------  ------
Income from operations                       27.4    26.6     27.2    26.1
Other income, net                             0.1     1.1      0.1     1.0
                                           ------  ------   ------  ------
Income before income taxes                   27.5    27.7     27.3    27.1
Provision for income taxes                    9.1     9.4      9.0     9.2
                                           ------  ------   ------  ------
Net income                                   18.4%   18.3%    18.3%   17.9%
                                           ======  ======   ======  ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Revenues. Net revenues increased 28% to $44.2 million for the three months ended June 30, 1999 from $34.5 million for the same period in 1998. Net revenues increased 26% to $84.7 million for the six months ended
June 30, 1999 from $67.2 million for the same period in 1998. The growth in net revenues on a quarterly and year-to-date basis is due primarily to higher standard product revenues which grew to 77% of net revenues for the three and six months ended June 30, 1999, respectively, from 67% and 71% of each of the comparable periods in 1998. Standard products revenues increased 46% to $33.8 million for the three months ended June 30, 1999 from $23.1 million for the same period in 1998. Standard products revenues increased 36% to $65.3 million for the six months ended June 30, 1999 from $47.8 million for the comparable period in the prior year. Sales of standard products by the Company during the three and six months were led by low dropout regulators and Synergy communications products. Such products were sold to manufacturers of telecommunications, portable computing, computing peripherals and industrial products. Custom and foundry products revenues decreased to 23% of net revenues for the three and six months ended June 30, 1999 from 33% and 29% for the comparable periods in 1998, respectively. These declines as a percent of total revenues reflect a reduced emphasis on custom and foundry products as compared to the same periods in 1998, in which the Company increased its emphasis on custom and foundry products as an interim response to the Asian financial crisis. On a dollar basis, custom and foundry products revenues decreased 9% to $10.4 million for the three months ended June 30, 1999 from $11.4 for the comparable period in 1998. Custom and foundry products revenues increased 1% to $19.5 million for the six months ended June 30, 1999 from $19.3 for the comparable period in 1998. Management believes that the range of the Company's products, from standard products to custom and foundry products, as well as the geographic diversity of its customers should enable the Company to increase revenue levels in the near future.

The Company believes that pricing pressures continue to be experienced by the general technology sector and by companies in the analog segment of the semiconductor industry. During the second quarter and first six months of 1999, standard product customer demand continued to be short-term focused due to shorter than historical order lead times. These factors affect the Company's ability to predict future sales growth, profitability and forward visibility. The Company's ability to predict demand in future quarters also continues to be affected by the trend of its customers to place orders close to desired shipment dates and to reduce their long-term purchasing commitments. The Company has sought to address these reduced order lead times by implementing faster production cycles and increasing inventory levels as a percentage of revenues.

International sales represented 43% and 45% of net revenues for the three and six months ended June 30, 1999 and for the comparable periods in the prior year, respectively. On a dollar basis, international sales increased 27% to $18.8 million for the three months ended June 30, 1999 from $14.9 million for the comparable period in 1998. International sales increased 24% to $37.8 million for the six months ended June 30, 1999, from $30.5 million for the comparable period in 1998. The dollar increase in international sales resulted from shipments to manufacturers of personal computers and communications products and demand for the Company's products primarily in Asia.

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

The Company defers recognition of revenue derived from sales to domestic, Canadian, and certain other international distributors until such distributors resell the Company's products to their customers. Generally, sales to international distributors are recognized upon shipment and the Company estimates returns and provides an allowance as this revenue is recognized.

Gross Profit. Gross profit is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 56% for the three and the six months ended June 30, 1998 from 55% for the three and the six months ended June 30, 1998, respectively. The improvement in gross margin reflected an increase in manufacturing efficiency due to greater capacity

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

As a percentage of net revenues, research and development expenses represented 14% of net revenues for the three months ended June 30, 1999 and 1998, respectively. On a dollar basis, research and development expenses increased $1.5 million or 32% to $6.2 million for the three months ended June 30, 1999 from $4.7 million for the comparable period in 1998. For the six months ended June 30, 1999, research and development increased to 14% of net revenues as compared to 13% for the comparable period in 1998. The increase during the three and six months ended June 30, 1998 was primarily due to increased engineering staffing costs associated with the acquisition of Synergy. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, general and administrative expenses represented 15% of net revenues for the three months ended June 30, 1999 and 1998, respectively. On a dollar basis, selling, general and administrative expenses increased $1.2 million or 23% to $6.4 million for the three months ended June 30, 1999 from $5.2 million for the comparable period in 1998. For the six months ended June 30, 1999, selling, general and administrative expenses decreased to 15% of net revenues from 16% for the comparable period in 1998. The dollar increase during the three and six months ended June 30, 1999 was principally attributable to higher commissions, advertising and other administrative expenses associated with the growth of the Company's revenues. The Company expects that selling, general and administrative expenses will increase on a dollar basis in the future.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on line of credit borrowings and term notes. Other income, net decreased $310,000 to $49,000 for the three months ended June 30, 1999 from $359,000 for the comparable period in 1998. For the six months ended June 30, 1999, other income, net decreased $658,000 to $45,000 from $703,000 for the comparable period in 1998. Such decreases in the three and six months ended June 30, 1999 was due to an increase in average long-term debt associated with the Synergy acquisition. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

Provision for Income Taxes. For the three and six months ended June 30, 1999, the provision for income taxes was 33% of income before taxes. For the three and six months ended June 30, 1998, the provision for income taxes was 34% of income before taxes. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate. The estimated tax rate reduction from the prior comparable period represents estimated increased utilization of federal and state research and development credits and state manufacturing credits.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 1999 consisted of cash and short-term investments of $36.0 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5.0 million under a revolving line of credit,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of which all was unused and available at June 30, 1999, and (ii) $20.0 million under a non-revolving line of credit of which there was $6.8 million outstanding at June 30, 1999. The two lines of credit are covered by the same loan and security agreement. This agreement expires on September 30, 1999, subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 1999.

The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the cost of such equipment. Amounts borrowed under this credit line are converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased and bear interest rates of, at the Company's election, the prime rate (7.75% at June 30, 1999) a fixed rate based on the four-year U.S. Treasury Bill rate (5.92% at June 30, 1999) plus 3.0% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (5.19% at June 30, 1999) plus 3.0%.

As of June 30, 1999, the Company had $16.6 million outstanding under term notes that are collateralized by the equipment purchased.

The Company's working capital increased by $17.9 million to $68.8 million as of June 30, 1999 from $50.9 million as of December 31, 1998. The increase was primarily attributable to a $7.6 million increase in cash, cash equivalents and short-term investments combined with increases in inventories of $4.6 million and accounts receivable of $4.5 million, and a $1.3 million decrease in income taxes payable. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

The Company's cash flows from operating activities decreased to $18.3 million for the six months ended June 30, 1999 from $20.7 million for the comparable period in the prior year primarily as a result of increased inventory levels. The cash flows from operating activities generated by the Company in the six months ended June 30, 1999 were primarily attributable to net income of $25.3 million after deducting non-cash activities which were partially offset by increases in inventories of $4.6 million and accounts receivable of $4.5 million.

The Company's investing activities during the six months ended June 30, 1999 used cash of approximately $22.3 million as compared to $23.7 million of cash used for investing activities during the comparable period in the prior year. Cash used for investing activities during the six months ended June 30, 1999 resulted primarily from net purchases of $11.6 million of property, plant and equipment principally associated with the Company's conversion to six-inch wafer production and additional testing equipment, combined with net purchases of $10.7 million of short-term investments.

The Company's financing activities during the six months ended June 30, 1999 provided cash of approximately $0.9 million as compared to cash provided of $3.1 million during the comparable period in the prior year. Cash provided by financing activities during the six months ended June 30, 1999 was the result of $3.9 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity which was partially offset by $3.0 million repayments of long-term debt.

The Company currently intends to spend up to approximately $40.0 million during 1999 primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements to increase manufacturing capacity for anticipated future demand increases. The Company expects that its cash requirements through 1999 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.


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

In November 1998, the Company acquired Synergy Semiconductor, which is its first major acquisition. Despite the positive near-term results, it is not certain that the Company will be able to successfully integrate into its operations Synergy's business, products, technology or personnel. The Company's failure to do so could have a material adverse effect on its financial condition, results of operations, or cash flows.

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

The Company has generated a substantial portion of its net revenues from the sale of standard products. The Company believes that a substantial portion of its net revenues in the future will continue to depend upon standard products sales. As compared with the custom and foundry products business, the standard products business is characterized by shorter product lifecycles, greater pricing pressures, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that, as the market changes, its product offerings will become obsolete. The Company competes in the standard products market with established companies, most of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully in the standard products market or that it will be able to successfully introduce new standard products in the future. The failure of the Company to compete successfully in the standard product business could materially and adversely affect the Company's financial condition, results of operations, or cash flows.

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


Readiness Disclosure for Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has initiated a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The Company is replacing or upgrading systems, equipment and facilities that are known to be Year 2000 non-compliant. For the Year 2000 non-compliance issues identified to date, management believes the cost of upgrade or remediation will not exceed $100,000, which is not expected to be material to the Company's operating results. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's financial condition, results of operations, or cash flows could be materially adversely affected. As of June 30, 1999 there have been no significant changes to the Company's Year 2000 compliance plan or the implementation status of such plan from the detailed disclosure included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 1998 Form 10-K have not changed significantly through the six months ended June 30, 1999.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 2, 1999, National Semiconductor Corporation ("National"), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringes two National Semiconductor patents. The complaint in the lawsuit seeks unspecified compensatory damages for infringement, treble damages as well as permanent injunctive relief against further infringement of the National patents at issue.

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue.

The Company believes that the ultimate outcome of the two actions discussed above, the National lawsuit and the Lemelson Foundation lawsuit, will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in these lawsuits. Accordingly, the pending lawsuits with National and the Lemelson Foundation, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Certain additional claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operation or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 27, 1999 at 12:00 p.m. local time, at its principal corporate offices located at 1931 Fortune Drive, San Jose, California. The Annual Meeting was held for the purpose of (a) electing five members of the Board of Directors, (b) ratifying and approving an amendment to the Company's 1994 Stock Option Plan (c) ratifying and approving the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 and (d) transacting such other business as may properly come before the Annual Meeting. The three matters below were voted upon and approved:


Proposal No. 1 - Election of five members of the Board of Directors:

The following persons were duly elected to the Board by the shareholders for a one year term and until their successors are elected and qualified:

    NOMINATION               FOR       ABSTAINED
    -----------------    ----------   -----------

    Raymond D. Zinn      18,904,823        92,463
    Warren H. Muller     18,913,323        83,963
    Larry L. Hansen      18,912,433        84,853
    George Kelly         18,913,253        84,033
    Dale L. Peterson     18,913,323        83,963

Proposal No.2 - Ratification and Approval of an amendment to the Company's 1994 Stock Option Plan.


                                                 BROKER
        FOR         AGAINST      ABSTAINED     NON VOTES
    -----------   -----------   -----------   -----------

     12,614,495     4,915,116        11,752     1,455,923


Proposal No. 3 - Ratification of the Appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the Fiscal Year Ending December 31, 1999:

                                                                   BROKER
  NOMINATION                   FOR       AGAINST    ABSTAINED   NON VOTES
  ----------------------   ----------   ---------   ---------   ---------

  Deloitte & Touche LLP    18,993,442       1,568       2,276         --



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

      Exhibit
Number      Description
      -------     ------------------------------------------------

        27.1     Financial Data Schedule

   (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

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



                                                MICREL, INCORPORATED
                                                --------------------
                                                   (Registrant)



Date: August 13, 1999   By:                     /s/ ROBERT J. BARKER
                                                --------------------
                                                    Robert J. Barker
                                            Vice President, Finance and
                                              Chief Financial Officer
                                              (Authorized Officer and
                                            Principal Financial Officer)