Form 10-Q
period 1999-09-30
MICREL INC
filed 1999-11-12
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999.

      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                    to                    .
                                    --------------------  --------------------

      Commission File Number  0-25236


                   M I C R E L,   I N C O R P O R A T E D
           (Exact name of Registrant as specified in its charter)


              California                                   94-2526744
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


                1849 Fortune Drive, San Jose, CA       95131
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



As of October 29, 1999 there were 41,238,070 shares of common stock, no par value, outstanding.

                            MICREL, INCORPORATED
                                  INDEX TO
                             REPORT ON FORM 10-Q
                    FOR QUARTER ENDED SEPTEMBER 30, 1999


                                                                       Page
                                                                       ----
                       PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets - September 30, 1999
          and December 31, 1998                                          3

         Condensed Consolidated Income Statements - For the Three
          and Nine Months Ended September 30, 1999 and 1998              4

         Condensed Consolidated Statements of Cash Flows - Nine
          Months Ended September 30, 1999 and 1998                       5

         Notes to Condensed Consolidated Financial Statements            6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       8

Item 3. Quantitative and Qualitative Disclosures about Market Risk      15


                        PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                               16

Item 4. Submission of Matters to a Vote of Security Holders             17

Item 6. Exhibits and Reports on Form 8-K                                17


        Signature                                                       18

ITEM 1.    FINANCIAL STATEMENTS

                            MICREL, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                    September 30,  December 31,
                                                        1999         1998 (1)
                                                    ------------   ------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $    3,264     $   13,415
  Short-term investments                                 37,009         15,029
  Accounts receivable, net                               36,380         24,079
  Inventories                                            22,250         16,069
  Deferred income taxes                                   8,783         11,967
  Prepaid expenses and other                              1,072            693
                                                     ----------     ----------
    Total current assets                                108,758         81,252

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                62,062         54,920
INTANGIBLE ASSETS, NET                                    7,318          8,878
OTHER ASSETS                                                666            320
                                                     ----------     ----------
TOTAL                                                $  178,804     $  145,370
                                                     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $    9,051     $    7,942
  Income taxes payable                                    4,942          4,316
  Deferred income on shipments to distributors            5,574          4,414
  Current portion of long-term debt                       5,190          5,579
  Other current liabilities                               8,701          8,133
                                                     ----------     ----------
    Total current liabilities                            33,458         30,384

LONG-TERM DEBT                                           10,151         14,007
OTHER LONG-TERM OBLIGATIONS                               3,652          5,268

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none           -              -
  Common stock, no par value - authorized:
   100,000,000 shares; issued and outstanding:
   1999 - 41,167,594; 1998 - 40,182,392                  46,639         35,660
  Accumulated other comprehensive income (loss)              (3)            10
  Retained earnings                                      84,907         60,041
                                                     ----------     ----------
    Total shareholders' equity                          131,543         95,711
                                                     ----------     ----------
TOTAL                                                $  178,804     $  145,370
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



                            MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)
                  (In thousands, except per share amounts)


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ------------------   ------------------
                                          1999      1998       1999      1998
                                        --------  --------   --------  --------

NET REVENUES                            $ 50,091  $ 35,426   $134,840  $102,587

COST OF REVENUES                          21,963    15,714     59,347    45,790
                                        --------  --------   --------  --------

GROSS PROFIT                              28,128    19,712     75,493    56,797
                                        --------  --------   --------  --------

OPERATING EXPENSES:
  Research and development                 6,913     4,741     18,941    13,564
  Selling, general and
   administrative                          7,367     5,273     19,618    16,018
                                        --------  --------   --------  --------
     Total operating expenses             14,280    10,014     38,559    29,582
                                        --------  --------   --------  --------

INCOME FROM OPERATIONS                    13,848     9,698     36,934    27,215

OTHER INCOME, NET                            134       297        179     1,000
                                        --------  --------   --------  --------

INCOME BEFORE INCOME TAXES                13,982     9,995     37,113    28,215

PROVISION FOR INCOME TAXES                 4,614     3,398     12,247     9,593
                                        --------  --------   --------  --------
NET INCOME                              $  9,368  $  6,597   $ 24,866  $ 18,622
                                        ========  ========   ========  ========

NET INCOME PER SHARE (Note 1):
  Basic                                 $   0.23  $   0.17   $   0.61  $   0.47
                                        ========  ========   ========  ========

  Diluted                               $   0.21  $   0.16   $   0.56  $   0.44
                                        ========  ========   ========  ========


SHARES USED IN COMPUTING PER
  SHARE AMOUNTS (Note 1):

  Basic                                   41,064    39,764     40,677    39,468
                                        ========  ========   ========  ========

  Diluted                                 45,352    42,266     44,545    42,282
                                        ========  ========   ========  ========



See notes to condensed consolidated financial statements.


                            MICREL, INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                        ----------------------
                                                           1999         1998
                                                        ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $  29,658    $  26,885
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short-term investments                     (56,011)     (33,549)
  Proceeds from sales and maturities of short-term
   investments                                             34,018       31,200
  Purchases of equipment and leasehold improvements       (19,410)     (23,843)
                                                        ---------    ---------
    Net cash used in investing activities                 (41,403)     (26,192)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Long-term debt borrowings                                 2,100        4,000
  Repayments of long-term debt                             (6,345)        (791)
  Proceeds from the issuance of common stock, net           5,839        2,417
                                                        ---------    ---------
    Net cash provided by financing activities               1,594        5,626
                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (10,151)       6,319

CASH AND CASH EQUIVALENTS - Beginning of period            13,415        2,581
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS - End of period               $   3,264    $   8,900
                                                        =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                $   1,159    $     112
                                                        =========    =========
  Cash paid for income taxes                            $   4,793    $   6,419
                                                        =========    =========



See notes to condensed consolidated financial statements.


                            MICREL, INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.	SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Net Income per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. In August 1999, the Company declared a two-for-one stock split of its common stock in the form of a 100% stock dividend payable September 15, 1999, on all shares of common stock outstanding as of August 30, 1999. All share and per share information in the accompanying condensed consolidated financial statements has been adjusted to retroactively give effect to the stock split for all periods presented.

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         1999      1998       1999      1998
                                       --------  --------   --------  --------
Weighted average common shares
 outstanding                             41,064    39,764     40,677    39,468
Dilutive effect of stock options
 outstanding, using the treasury
 stock method                             4,288     2,502      3,868     2,814
                                       --------  --------   --------  --------
Shares used in computing diluted
 net income per share                    45,352    42,266     44,545    42,282
                                       ========  ========   ========  ========

2.  INVENTORIES

Inventories consist of the following (in thousands):

                                                   September 30,	December 31,
                                                       1999          1998
                                                   ------------   ------------

    Finished goods                                 $      4,406   $      4,540
    Work in process                                      16,676          9,745
    Raw materials                                         1,168          1,784
                                                   ------------   ------------
                                                   $     22,250   $     16,069
                                                   ============   ============

                            MICREL, INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

3. SIGNIFICANT  CUSTOMERS

No single customer accounted for 10% or more of net revenues during the three and nine months ended September 30, 1999 and 1998, respectively.

4. COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. Comprehensive income, which was comprised of the Company's net income for the periods and unrealized losses on investments, was $9.4 million and $24.9 million for the three and nine months ended September 30, 1999, respectively, and $6.6 million and $18.6 million for the comparable periods in 1998.

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

                           Net Revenues by Segment
                            (Dollars in thousands)


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         1999      1998       1999      1998
                                       --------  --------   --------  --------
Net Revenues:
Standard Products                      $ 40,111  $ 24,394   $105,389  $ 72,243
Custom and Foundry Products               9,980    11,032     29,451    30,344
                                       --------  --------   --------  --------
    Total net revenues                 $ 50,091  $ 35,426   $134,840  $102,587
                                       ========  ========   ========  ========

As a Percentage of Total Net Revenues:
Standard Products                          80.1%     68.9%      78.2%     70.4%
Custom and Foundry Products                19.9      31.1       21.8      29.6
                                       --------  --------   --------  --------
    Total net revenues                    100.0%    100.0%     100.0%    100.0%
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Micrel designs, develops, manufactures and markets a range of high performance standard analog integrated circuits. These circuits are used in a wide variety of electronics products, including those in the communications, computer and industrial markets. In addition to standard products, the Company manufactures custom analog and mixed-signal integrated circuits and provides wafer foundry services. With the Company's acquisition of Synergy Semiconductor in November 1998, the Company broadened its product offerings to include high-speed mixed-signal and digital integrated circuits which are primarily used in electronic products in the high bandwidth communications and computer markets. The Company's financial statements include the results of Synergy Semiconductor from the acquisition date forward.

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 80% of net revenues for the three months ended September 30, 1999 as compared to 69% for the similar period in the prior year. For the nine months ended September 30, 1999 and 1998, the Company's standard products sales accounted for 78% and 70% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.



                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         1999      1998       1999      1998
                                       --------  --------   --------  --------
Net revenues                              100.0%    100.0%     100.0%    100.0%
Cost of revenues                           43.8      44.4       44.0      44.6
                                       --------  --------   --------  --------
  Gross margin                             56.2      55.6       56.0      55.4
Operating expenses:
  Research and development                 13.8      13.4       14.0      13.2
  Selling, general and administrative      14.7      14.9       14.6      15.6
                                       --------  --------   --------  --------
    Total operating expenses               28.5      28.3       28.6      28.8
                                       --------  --------   --------  --------
Income from operations                     27.7      27.3       27.4      26.6
Other income, net                           0.2       0.9        0.1       1.0
                                       --------  --------   --------  --------
Income before income taxes                 27.9      28.2       27.5      27.6
Provision for income taxes                  9.2       9.6        9.1       9.4
                                       --------  --------   --------  --------
Net income                                 18.7%     18.6%      18.4%     18.2%
                                       ========  ========   ========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Revenues. Net revenues increased 41% to $50.1 million for the three months
------------
ended September 30, 1999 from $35.4 million for the same period in 1998. Net revenues increased 31% to $134.8 million for the nine months ended September 30, 1999 from $102.6 million for the same period in 1998. The growth in net revenues on a quarterly and year-to-date basis is due primarily to higher standard products revenues which represented 80% and 78% of net revenues for the three and nine months ended September 30, 1999, respectively, compared to 69% and 70% of each of the comparable periods in 1998. Standard products revenues increased 64% to $40.1 million for the three months ended September 30, 1999 from $24.4 million for the same period in 1998. Standard products revenues increased 46% to $105.4 million for the nine months ended September 30, 1999 from $72.2 million for the comparable period in the prior year. Sales of standard products by the Company during the three and nine months ended September 30, 1999 were led by low dropout regulators, high bandwidth communications products and computer peripheral devices. Such products were sold to manufacturers of telecommunications, portable computing, computing peripherals and industrial products. Custom and foundry products revenues decreased to 20% and 22% of net revenues for the three and nine months ended September 30, 1999 from 31% and 30% for the comparable periods in 1998, respectively. These declines as a percent of total revenues reflect a reduced emphasis on custom and foundry products as compared to the same periods in 1998, in which the Company increased its emphasis on custom and foundry products as an interim response to the Asian financial crisis. On a dollar basis, custom and foundry products revenues decreased 10% to $10.0 million for the three months ended September 30, 1999 from $11.0 million for the comparable period in 1998. Custom and foundry products revenues decreased 3% to $29.5 million for the nine months ended September 30, 1999 from $30.3 million for the comparable period in 1998. Management believes that the range of the Company's products, from standard products to custom and foundry products, as well as the geographic diversity of its customers should enable the Company to increase revenue levels in the near future.

The Company believes that pricing pressures that were prevalent during 1998 and the first half of 1999 have lessened as customers become more concerned about product availability. Increasing end customer demand throughout 1999 has resulted in capacity constraints and increasing order lead times for semiconductor suppliers in general. During the third quarter of 1999, standard product customer order lead times slightly increased as compared to the same period in 1998, but continues to be short-term focused. These factors limit forward visibility and affect the Company's ability to predict future sales levels and profitability.

International sales represented 49% and 46% of net revenues for the three and nine months ended September 30, 1999 as compared to 42% and 44% for the comparable periods in the prior year, respectively. On a dollar basis, international sales increased 66% to $24.8 million for the three months ended September 30, 1999 from $14.9 million for the comparable period in 1998. International sales increased 38% to $62.6 million for the nine months ended September 30, 1999, from $45.4 million for the comparable period in 1998. The increase in international sales resulted from shipments to manufacturers of personal computers and communications products and demand for the Company's products primarily in Asia and, to a lesser extent, in Europe.

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

Gross Profit. Gross profit is affected by the volume of product sales, product
------------
mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin remained at 56% for the three months ended
September 30, 1999 compared to the similar period in 1998 and increased to 56% for the nine months ended September 30, 1999 from 55% for the similar 1998 period. The improvement in gross margin reflected an increase in manufacturing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

As a percentage of net revenues, research and development expenses represented 14% of net revenues for the three months ended September 30, 1999 and 1998, respectively. On a dollar basis, research and development expenses increased $2.2 million or 46% to $6.9 million for the three months ended September 30, 1999 from $4.7 million for the comparable period in 1998. For the nine months ended September 30, 1999, research and development increased to 14% of net revenues as compared to 13% for the comparable period in 1998. The increase during the three and nine months ended September 30, 1999 was primarily due to increased engineering staffing costs associated with the acquisition of Synergy and the development of new standard products. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues,
--------------------------------------------
general and administrative expenses represented 15% of net revenues for the three months ended September 30, 1999 and 1998, respectively. On a dollar basis, selling, general and administrative expenses increased $2.1 million or 40% to $7.4 million for the three months ended September 30, 1999 from $5.3 million for the comparable period in 1998. For the nine months ended September 30, 1999, selling, general and administrative expenses decreased to 15% of net revenues from 16% for the comparable period in 1998. On a dollar basis, selling, general and administrative expenses increased $3.6 million or 22% to $19.6 million for the nine months ended September 30, 1999 from $16.0 million
for the comparable period in 1998.   The dollar increase during the three and
nine months ended September 30, 1999 was principally attributable to higher commissions, advertising and other administrative expenses associated with the growth of the Company's revenues. The Company expects that selling, general and administrative expenses will increase on a dollar basis in the future.

Other Income, Net. Other income, net reflects interest income from investments
-----------------
in short-term investment grade securities offset by interest expense incurred on term notes. Other income, net decreased $163,000 to $134,000 for the three months ended September 30, 1999 from $297,000 for the comparable period in 1998. For the nine months ended September 30, 1999, other income, net decreased $821,000 to $179,000 from $1.0 million for the comparable period in 1998. Such decreases in the three and nine months ended September 30, 1999 were due to an increase in average long-term debt associated with the Synergy Semiconductor acquisition. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

Provision for Income Taxes. For the three and nine months ended September 30,
--------------------------
1999, the provision for income taxes was 33% of income before taxes. For the three and nine months ended September 30, 1998, the provision for income taxes was 34% of income before taxes. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate. The estimated tax rate reduction from the prior comparable period represents estimated increased utilization of federal and state research and development credits and state manufacturing credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 1999 consisted of cash and short-term investments of $40.3 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5.0 million under a revolving line of credit, of which all was unused and available at September 30, 1999, and (ii) $20.0 million under a non-revolving line of credit, of which $9.9 million was unused and available at September 30, 1999. The two lines of credit are covered by the same loan and security agreement. During September 1999, the expiration date of this agreement was extended from September 30, 1999 to December 31, 1999 and is subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 1999.

The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the cost of such equipment. Amounts borrowed under this credit line are converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased and bear interest rates of, at the Company's election, the prime rate (8.25% at September 30, 1999) a fixed rate based on the four-year U.S. Treasury Bill rate (5.75% at September 30, 1999) plus 3.0% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (5.17% at September 30, 1999) plus 3.0%.

As of September 30, 1999, the Company had $15.3 million outstanding under term notes that are collateralized by the equipment purchased.

The Company's total cash, cash equivalents and short-term investments increased by $11.8 million to $40.3 million as of September 30, 1999 from $28.4 million as of December 31, 1999. The Company's working capital increased by $24.4 million to $75.3 million as of September 30, 1999 from $50.9 million as of December 31, 1998. The working capital increase was primarily attributable to the $11.8 million increase in cash, cash equivalents and short-term investments combined with increases in accounts receivable of $12.3 million and inventories of $6.2 million which was partially offset by increases in deferred income of $1.2 million and accounts payable of $1.1 million. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

The Company's cash flows from operating activities increased to $29.7 million for the nine months ended September 30, 1999 from $26.9 million for the comparable period in the prior year primarily as a result of increased net income, partially offset by increases in accounts receivable and inventory. The cash flows from operating activities generated by the Company in the nine months ended September 30, 1999 were primarily attributable to net income of $40.3 million after adding back non-cash activities, increases in income taxes payable and tax benefits of employee stock transactions of $5.8 million, deferred income of $1.2 million and accounts payable of $1.1 million which were partially offset by increases in accounts receivable of $12.3 million and inventories of $6.2 million.

The Company's investing activities during the nine months ended September 30, 1999 used cash of approximately $41.4 million as compared to $26.2 million of cash used for investing activities during the comparable period in the prior year. Cash used for investing activities during the nine months ended September 30, 1999 resulted primarily from net purchases of $19.4 million of property, plant and equipment principally associated with the Company's conversion to six-inch wafer production and additional wafer fab and testing equipment to increase production capacity, combined with net purchases of $22.0 million of short-term investments.

The Company's financing activities during the nine months ended September 30, 1999 provided cash of approximately $1.6 million as compared to cash provided of $5.6 million during the comparable period in the prior year. Cash provided by financing activities during the nine months ended September 30, 1999 was the result of $5.8 million in proceeds from the issuance of common stock, through the exercise of employee stock options and employee stock purchase plan activity which was partially offset by $4.2 million net repayments of long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently intends to make significant capital expenditures during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements to increase manufacturing capacity for anticipated future demand increases. The Company expects that its cash requirements through the next twelve months will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.


Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future revenue levels, statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; statements regarding the impact of Year 2000 on the Company, statements regarding Year 2000 compliance costs; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

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

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to meet increasing demand, fluctuations in manufacturing yields, increases is raw material costs, increases in third party contract manufacturing costs, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, cyclical semiconductor industry conditions, the timing and extent of research and development expenses, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations, or cash flows.

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


Readiness Disclosure for Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has implemented a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. For the Year 2000 non-compliance issues identified to date, management believes the cost of upgrade or remediation will not exceed $150,000, which is not expected to be material to the Company's operating results.

Program Description.  The Company's Year 2000 readiness program uses a business
-------------------
risk assessment and prioritization approach. It is intended to produce Year 2000-ready systems and assets to minimize disruption to business operations. The program consists of two stages. Stage 1 is Assessment and Preparation.
This stage focuses on raising Year 2000 awareness; carrying out an asset inventory; assessing the scope of the Year 2000 problem; determining corrective actions, validating remediation approaches; and preparing plans and budgets. Stage 1 is complete. State 2 is Testing, Repair and Deployment. In Stage 2, risks identified in Stage 1 are tested for Year 2000 readiness and actions are taken to rectify Year 2000 readiness problems. Stage 2 testing and remediation for all critical Year 2000 compliance areas for the Company is complete, with the exception of one system project that is scheduled for completion in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Information Systems.  A review of the Company's information systems, which
-------------------
includes computer hardware, business application software, network and communication equipment, has been completed. All critical systems except one have been repaired or replaced and are Year 2000 ready. The Company's business software application and associated hardware platform have been Year 2000 ready for approximately one year. This system is used to conduct the primary business transactions for the company such as order entry, billing, accounting and procurement. The Company's primary manufacturing tracking system software has been year 2000 ready for approximately six months. All business systems from Synergy Semiconductor have been converted to the Company's primary software application with the exception of the inventory tracking software and hardware at the Micrel-Synergy manufacturing facility. A new inventory tracking system is currently being implemented at the Micrel-Synergy facility. The replacement hardware and software are installed and operational. The deployment of the fully configured system is scheduled for the end of November 1999. The Company has tested its server hardware and completed necessary Year 2000 upgrades to hardware and firmware. Server operating systems have been tested and upgraded to Year 2000 compliant releases. The Company continues to monitor and install new Year 2000 operating software releases from major vendors and will continue to do so into 2000.

Products. The Company has assessed the capabilities of its products sold to
--------
customers and has not identified any problems related to Year 2000 compliance. The Company believes its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation against the Company regarding Year 2000 compliance issues may occur in the future. For these reasons, the impact of customer claims could have a material adverse impact on the Company's financial condition, results of operations, or cash flows.

Operations and Infrastructure. Machinery, equipment and facilities used in the
-----------------------------
operations of the Company have been inventoried and assessed for Year 2000 compliance. Remediation for all date sensitive equipment required to manufacture the Company's products has been completed. Critical facility systems have been tested and found to be Year 2000 ready.

Suppliers. The Company has contacted its critical suppliers to determine
---------
whether their operations, products and services are Year 2000 compliant. Where practicable, the Company has attempted to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant by developing contingency plans. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have a material impact on the Company's financial condition, results of operations, or cash flows.

Customers. The Company is actively responding to all customer requests for
---------
compliance, surveys and other general information related to its Year 2000 programs. The Company will also request assurance from its key customers that they, and their products which incorporate the Company's products, are Year 2000 compliant.

General. The Company does not currently expect its costs associated with the
-------
Year 2000 problem to be material, and expects to be able to fund these costs through operating cash flows. The risks associated with the Year 2000 problem can be difficult to identify and to address, and could result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

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

If the Company or the third parties with which it has relationships were to cease or not successfully complete its or their Year 2000 remediation efforts, the Company would encounter disruptions to its business that could have a material adverse effect on its business, financial condition, results of operations, or cash flows. The Company could be materially and adversely impacted by widespread economic or financial market disruption or by Year 2000 computer system failures at third parties with which it has relationships.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 1998 Form 10-K have not changed significantly through the nine months ended September 30, 1999.

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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Francisco, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, had been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Francisco adjudicated in favor of the Company in a patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741 which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Francisco found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed chips containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. An appeal of the Judgment was filed by Linear on September 17, 1999.

The Company believes that the ultimate outcome of the legal actions discussed above will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in these lawsuits. Accordingly, the pending lawsuits as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Certain additional claims and lawsuits have arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operation or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Special Meeting of Shareholders (the "Special Meeting") was held on August 19, 1999 at 12:00 p.m. local time, at its principal corporate offices located at 1931 Fortune Drive, San Jose, California. The Special Meeting was held for the purpose of (a) approving an amendment to the Company's Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares and (b) transacting such other business as may properly come before the Special Meeting. The matter below was voted upon and approved at the Special Meeting :


Proposal No.1 - Approval of an amendment to the Restated Articles of Incorporation.


                                                 BROKER
        FOR         AGAINST      ABSTAINED     NON VOTES
    -----------   -----------   -----------   -----------

     18,405,276     954,474       21,548       1,089,584


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits.

        Exhibit
        Number      Description
        --------    ----------------------------------------------------------
          3.1       Certificate of Amendment of Articles of Incorporation

         10.1       Indemnification Agreement between the Registrant and
                      Mr. Scott Ward, an officer of the Company.

         10.2       Indemnification Agreement between the Registrant and
                      Mr. Richard D. Crowley, Jr., an officer of the Company.

         27.1       Financial Data Schedule.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended September 30, 1999.


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



                                                 MICREL, INCORPORATED
                                                 --------------------
                                                     (Registrant)



Date: November 12, 1999                 By:   /s/  RICHARD D. CROWLEY, JR.
                                             ------------------------------
                                                 Richard D. Crowley, Jr.
                                               Vice President, Finance and
                                                 Chief Financial Officer
                                                 (Authorized Officer and
                                               Principal Financial Officer)