Form 10-K
period 1999-12-31
MICREL INC
filed 2000-03-24
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                   to                  .

                        Commission File Number 0-25236

                    M I C R E L,   I N C O R P O R A T E D
            (Exact name of Registrant as specified in its charter)

            California                                94-2526744
  (State or other jurisdiction            (I.R.S Employer Identification No.)
of incorporation or Organization)

                 1849 Fortune Drive, San Jose, CA        95131
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,676,187,000 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2000, the Registrant had outstanding 41,723,200 shares of Common Stock.
                          __________________________

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders (Part III).

This Report on Form 10-K includes 55 pages with the Index to Exhibits located on page 32.

                             MICREL, INCORPORATED

                                   INDEX TO

                          ANNUAL REPORT ON FORM 10-K

                       FOR YEAR ENDED DECEMBER 31, 1999

                                                                      Page
                                                                      ----

                                    PART I


   Item 1.   Business..............................................     3
   Item 2.   Properties............................................    14
   Item 3.   Legal Proceedings.....................................    14
   Item 4.   Submission of Matters to a Vote of Security Holders...    15

                                    PART II

   Item 5.   Market for the Registrant's Common Equity and Related
                Shareholder Matters................................    16
   Item 6.   Selected Financial Data...............................    17
   Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations................    18
   Item 7A.  Quantitative and Qualitative Disclosures About
                Market Risk........................................    27
   Item 8.   Financial Statements and Supplementary Data...........    27
   Item 9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure................    27

                                   PART III

   Item 10.  Directors and Executive Officers of the Registrant....    28
   Item 11.  Executive Compensation................................    29
   Item 12.  Security Ownership of Certain Beneficial Owners and
                Management.........................................    29
   Item 13.  Certain Relationships and Related Transactions........    29

                                    PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K........................................    30

             Signatures............................................    55

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

   Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits and mixed-signal and digital integrated circuits. The Company currently ships over 1,200 standard products and has derived the majority of its product revenue for the year ended December 31, 1999 from sales of standard analog integrated circuits for power management. These analog power circuits are used in a wide variety of electronic products, including those in the computer, telecommunications and industrial markets. For the years ended December 31, 1999, 1998, and 1997, the Company's standard products accounted for 77%, 71%, and 76%, respectively, of the Company's net revenues. In addition, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services for a diverse range of customers who produce electronic systems for communications, consumer and military applications. With the Company's acquisition of Synergy Semiconductor in November 1998, the Company broadened its standard product offerings to include high performance bipolar integrated circuits sold to customers within the communications, industrial and computing markets. This product portfolio is comprised of more than 200 products including communication transceivers, clock generators, distribution/clock recovery circuits as well as high-speed logic and memory.

   Continuing trends in the communications and computing markets have created increased demand for power analog circuits, which control, regulate, convert and route voltage and current in electronic systems. This demand for power analog circuits has been fueled by the tremendous growth of battery powered cellular telephones and computing devices and the emergence of lower voltage microprocessors and Personal Computer Memory Card International Association ("PCMCIA") standards for peripheral devices. Micrel's standard analog products business is focused on addressing this demand for high-performance power analog circuits. The Company sells a wide range of regulators, references and switches designed for cellular telephones and laptop computers. The Company was one of the first companies to offer analog products for the PCMCIA Card and universal serial bus ("USB") market and believes that it currently provides a majority of the power analog circuits used in PC Card and USB systems. The Company also offers standard analog products that address other markets, including power supplies and industrial, defense, avionics, and automotive electronics.

   The Company's standard mixed-signal and digital integrated circuits have also experienced increased demand in 1999. These products are used primarily in the wide area network infrastructure and fiber optic communications marketplaces which both have seen significant growth in recent years due to the expansion in capacity required in the Internet backbone.

   In addition to standard analog and mixed signal products, Micrel offers customers various combinations of design, process and foundry services. Through interaction with customers in its custom and foundry business, the Company has been able to enhance its design and process technology capabilities, which in turn provides engineering and marketing benefits to its standard products business.

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

   The rapid adoption of the Internet for information exchange, in business and consumer markets, has led to a significant increase in the need for broadband communications technology. In addition, the use of more media-rich technologies on the Internet, like graphics and movies with high bandwidth requirements, has led to a growing need to increase the speed and capacity of the Internet infrastructure. One major trend within the communications industry is the worldwide adoption and deployment of high-speed fiber optic networks. Such networks require the use of high-speed signal conditioning, clock recovery and post processing in order to attain high speed data throughput.


Micrel's Strategy

   Micrel seeks to capitalize on the growth opportunities within the high-performance analog and mixed signal semiconductor market. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and its manufacturing expertise. The Company also seeks to capitalize on the growth opportunities within the high performance bipolar semiconductor market. The Company has expanded upon its core competencies through the addition of Synergy's expertise in the synchronous optical network ("SONET") and fiber channel arenas. The Synergy design team, process technology and wafer fabrication facility complement the historical Micrel core strengths. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

   - Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 1,200 standard products, with net revenues from standard products generating 77% of the Company's net revenues for the year ended December 31, 1999. In November 1998, through the acquisition of Synergy Semiconductor, the Company has added over 200 new standard products to its offerings. Micrel believes that its long-term growth will depend substantially on its ability to increase standard products sales in its existing markets and to penetrate new standard products markets. The

       Company, however, will pursue additional custom and foundry business as opportunities arise.

   - Target Power Analog, High-Speed Mixed-signal and Digital Markets. Micrel has leveraged its expertise in power analog circuits by addressing market opportunities in cellular telephones, battery powered computers and desktop personal computers. A majority of the Company's standard products net revenues for the year ended December 31, 1999 were derived from products relating to power management. Through the acquisition of Synergy Semiconductor, the Company has gained expertise in high-speed, mixed-signal and digital integrated circuits, required to address the high bandwidth communication markets.

   - Maintain Technological Leadership. The Company seeks to utilize its design strengths and its process expertise to enhance what the Company believes are its competitive advantages in LDO regulators, ECL Logic products, high-speed communications devices, PCMCIA and USB devices. In order to maintain its technology leadership, the Company has developed plans for successive generations of products with increased functionality. In order to maintain its technology leadership, the Company has begun development of a sub-micron process and a high speed silicon germanium process.

   - Capitalize on In-house Wafer Fab Facilities. The Company believes that its six-inch in-house wafer fab facilities provide a significant competitive advantage because they facilitate close collaboration between design and process engineers in the development of the Company's products.

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

                            Net Revenues by Segment
                             (Dollars in thousands)

                                               Years Ended  December 31,
                                          -----------------------------------
                                             1999         1998         1997
                                          ---------    ---------    ---------
   Net Revenues:
   Standard Products                      $ 151,085    $  99,902    $  79,203
   Custom and Foundry Products               44,037       40,606       24,955
                                          ---------    ---------    ---------
      Total net revenues                  $ 195,122    $ 140,508    $ 104,158
                                          =========    =========    =========

   As a Percentage of Total Net Revenues:
   Standard Products                             77%          71%          76%
   Custom and Foundry Products                   23           29           24
                                          ---------    ---------    ---------
      Total net revenues                        100%         100%         100%
                                          =========    =========    =========

   For a discussion of the changes in net revenues from period to period, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


 Standard Products

   In recent years, the Company has directed a majority of its development, sales and marketing efforts towards standard products in an effort to address the larger markets for these products and to broaden its customer base. The Company offers power analog circuits that address certain high growth markets including cellular telephones, battery powered computers and desktop personal computers. The Company's remaining standard products address other markets, including power supplies and industrial, defense, avionics, and automotive electronics. In November 1998, the Company broadened its standard product offerings to include high-speed mixed-signal and digital integrated circuits sold to customers within the networking, communications and computing markets.

   Portable Battery Powered Computer Market. The Company makes power analog circuits for laptop, palmtop computers and pocket organizers. Products in this growing segment are differentiated on the basis of power efficiency, weight, small size and battery life.

   Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel also provides a range of high performance LDO regulators that convert, regulate, switch and control the DC voltages used in cellular telephones. Micrel's SuperBeta PNP T LDO regulators enable cellular telephones to continue to operate effectively until the battery is almost completely exhausted. Micrel products are designed to reduce board space and decrease system cost. In addition, Micrel offers switch mode power supply ("SMPS") regulators that convert AC to useable DC power in battery chargers and cellular base stations.

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

   Automotive Electronics Market. Micrel's LDO products, including the line of monolithic SuperBeta PNP T LDO regulators, have been designed in for such automotive controller applications and safety features as automotive airbags and antilock brake systems. Micrel is developing several other products for the automotive electronic market. For each of the years ended

December 31, 1999, 1998, and 1997, the automotive electronics market represented less than 2% of net revenues.

   General Purpose Analog. During 1999, Micrel introduced a variety of general purpose analog products including op-amps, comparators, a fan controller and intelligent protected power switches. These products were focused on low voltage and low current applications.

   Radio Frequency Data Communications. Micrel continued to add new products to the QwikRadio family of radio frequency ("RF") receivers in 1999. These devices are designed for use in and system requiring a cost effective, low data-rate wireless link. Typical examples include garage door openers, wireless computer peripherals, lighting and fan controls, utility metering, automotive keyless entry and security systems.

   Networking and High-Speed Communications Circuits Market. The Company's Synergy subsidiary has directed a majority of its development, sales and marketing efforts towards high-speed media interface for SONET/synchronous digital hierarchy ("SDH") markets. The Synergy subsidiary also develops and produces communications products targeted at optical modules and wave division multiplex ("WDM"), dense wave division multiplex ("DWDM") modules as well as clock recovery and clock distribution circuits.

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

   Micrel's full service custom, custom and semi-custom products primarily address high bandwidth communications, consumer, automotive and military applications and use both analog and digital technologies. The military applications include communications and transport aircraft.

   With respect to R&D foundry and other foundry products, Micrel provides wafers to a variety of companies. The Company believes that the custom and foundry business reduces somewhat the Company's sensitivity to fluctuations in its standard products markets as the Company's foundry customers are often in different markets that are not affected by the same business cycles.


Sales, Distribution and Marketing

   The Company sells its products through a worldwide network of independent sales representative firms and distributor firms and through a direct sales staff. In the year ended December 31, 1999, sales through North American distributor firms accounted for 13% of the Company's net revenues.

   The Company sells its products in Europe through a direct sales staff in England as well as independent sales representative firms, independent distributors and independent stocking representative firms. Asian sales are handled through independent stocking representative firms with Micrel sales offices in Korea, Japan and Taiwan. The stocking representatives firms may buy and stock the Company's products for resale or may act as the Company's agent in arranging for direct sales from the Company to an OEM customer.

   Sales to customers in North America, Asia and Europe accounted for 53%, 36% and 11%, respectively, of the Company's net revenues for the year ended December 31, 1999 compared to 55%, 34% and 11%, respectively, of the Company's net revenues for the year ended December 31, 1998 and 50%, 37% and 13%, respectively, of the Company's net revenues for 1997. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers.

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


Customers

   For the years ended December 31, 1999 and 1998, no customer accounted for 10% or more of the Company's net revenues. For the year ended December 31, 1997, one customer, Qualcomm, accounted for 11% of the Company's net revenues.

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

   Micrel produces high-speed communication transceivers, clock generation/distribution circuits, clock recovery circuits as well as high-speed logic and memory using the Company's proprietary All Spacer Separated Element Transistor ("ASSET") process.

   The Company utilizes the following process technologies:

   - Bipolar - Bipolar technology is one of the oldest technologies. It is utilized where precision analog elements are required.

   - High Speed Bipolar - This is a variation of bipolar technology that is specially optimized for very fast transistors and is used where high-speed switching or signal conditioning is required.

   - SuperBeta PNP T - The Company's proprietary SuperBeta PNP T process technology allows power transistors to be driven with much lower current as compared to conventional PNP Bipolar technology, which gives such transistors a competitive advantage.

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

   - ASSET - ASSET technology is the Company's proprietary high-speed Bipolar process developed by the Company's Synergy subsidiary. This technology allows high speed with low jitter and is ideally suited for high-speed mixed-signal designs.


Research and Development

   The ability of the Company to compete will substantially depend on its ability to define, design, develop and introduce on a timely basis new products offering design or technology innovations. Research and development in the analog integrated circuit industry is characterized primarily by circuit design and product engineering that enables new functionality or improved performance. Research and development in the high-speed communications circuit industry is characterized primarily by innovative process technologies, novel design techniques and high-speed test methodology.

The Company's research and development efforts are also directed at its process technologies and focus on cost reductions to existing manufacturing processes and the development of new process capabilities to manufacture new products and add new features to existing products. With respect to more established products, the Company's research and development efforts also include product redesign, shrinkage of device size and the reduction of mask steps in order to improve die yields per wafer and reduce per device costs.

   The Company's analog design engineers principally focus on developing next generation standard products. The Company's new product development strategy emphasizes a broad line of standard products that are based on customer input and requests. The Company often develops new standard analog products with the cooperation of customers in order to better ensure market acceptance. The Company is currently developing products to expand its line of USB and PCMCIA switches, SMPS regulators, LDOs and MOSFET drivers. The Company's mixed-signal design engineers principally focus on high speed, low noise media driving and clock/data recovery devices used in communication and advanced computer systems.

   In 1999, 1998, and 1997 the Company spent approximately $26.3 million $18.9 million, and $14.0 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities. The Company is currently developing, and may in the future develop, certain types of standard products with which the Company has only limited experience. Certain of these new standard products will be targeted at emerging market segments in which the Company has not previously participated. Additionally, there can be no assurance that the Company will be able to identify new standard product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others.


Patents and Intellectual Property Protection

   The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide competitive advantage to the Company. The Company currently holds 30 United States patents on semiconductor devices and methods, with various expiration dates through 2018. The Company has applications for 10 United States patents pending. The Company holds 7 issued foreign patents and has applications for 40 foreign patents pending. The Company has also routinely protected its numerous original mask sets under mask work laws. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will issue or will be issued with the scope of the claims sought by the Company. Notwithstanding the Company's active pursuit of patent and mask work protection, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent and copyright ownership.

   The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. To the extent that the Company becomes involved in such intellectual property litigation, it could result in substantial costs and diversion of resources to the Company and could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. See Item 3, Legal Proceedings, of this report on Form 10-K.

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


Manufacturing

    The Company produces the majority of its wafers at the Company's wafer fabrication facilities located in San Jose and Santa Clara, California while a small percentage of wafer fabrication is subcontracted to outside foundries. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 24,800 square foot clean room facility, which provides production processes. The San Jose facility is classified as a Class 10 facility, which means that the facility achieves a clean room level of fewer than 10 foreign particles larger than 0.5 microns in size in each cubic foot of space. In the third quarter of 1997, the Company began processing certain products using six-inch wafers. In the fourth quarter of 1998, approximately 61% of wafer fab outputs were produced using six-inch wafers. The Company completed its conversion to six-inch wafer fabrication in the second quarter of 1999. The Company leases approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility. In November 1998, associated with the acquisition of Synergy, the Company acquired a 70,000 square foot office and manufacturing facility in Santa Clara, California containing a 9,000 square foot clean room facility, which provides production processes. The Santa Clara facility was upgraded from a Class 10 facility to Class 1 in 1999. The facility uses six-inch wafer technology. The Company is planning to expand its clean room facilities with an additional 5,000 square foot Class I clean room in calendar 2000.

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

   Generally, each die on the Company's wafers is electrically tested for performance, and most of the wafers are subsequently sent to independent assembly and final test contract facilities in Malaysia and certain other Asian countries. At such facilities, the wafers are separated into individual circuits and packaged. The Company's reliance on independent assemblers may subject the Company to longer manufacturing cycle times. The Company from time to time has experienced competition with respect to these contractors from other manufacturers seeking assembly of circuits by independent contractors. Although the Company currently believes that alternate foreign assembly sources could be obtained without significant interruption, there can be no assurance that such alternate sources could be obtained quickly.

   The Company manufactures the majority of its products at two wafer fabrication facilities. Given the nature of the Company's products, it would be difficult to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize the Company's manufacturing facilities as a result of fire, natural disaster or otherwise, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.


Competition

   The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the market for standard products include product features, performance, price, the timing of product introductions, the emergence of new technological standards, quality and customer support. The Company believes that it competes favorably in all these areas.

   Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. The Company's principal analog circuit competitors include Linear Technology Corporation, and National Semiconductor Corporation in one or more of its product areas. Other competitors include Texas Instruments, Motorola, On Semiconductor, Maxim Integrated Products, Inc., and certain Japanese manufacturers. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competitors. The Company's principal competitors for products targets at the high bandwidth communications market are On Semiconductor, Applied Micro Circuits Corp and Vitesse Semiconductor Corporation.

   With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products and price. The Company believes that it competes favorably in all these areas.


Backlog

   At December 31, 1999, the Company's backlog was approximately
$87.4 million, all of which is scheduled to be shipped during the first six months of 2000. At December 31, 1998, the Company's backlog was approximately $31.3 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders required to be shipped within the next six months. Shipments to United States, Canadian and certain other international distributors are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


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


Employees

   As of December 31, 1999, the Company had 794 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

   The Company's main executive, administrative, manufacturing and technical offices are located in a 57,000 square foot facility and an adjacent 63,000 square foot facility in San Jose, California under lease agreements that expire in May 2005. The Company fabricates the majority of its wafers at this location in a 24,800 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, the Company also the uses this location as a testing facility. Additional administrative, manufacturing and wafer production facilities are maintained at a 70,000 square foot facility in Santa Clara, California which were acquired in connection with the Company's purchase of Synergy Semiconductor. These facilities are under lease agreements that expire in 2006. The Company fabricates mixed-signal and digital integrated circuit wafers at this location in a 9,000 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, the Company also uses this location as a testing facility.

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

   On July 2, 1999, National Semiconductor Corporation ("National"), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringes five National Semiconductor patents. The complaint in the lawsuit seeks unspecified compensatory damages for infringement, treble damages as well as permanent injunctive relief against further infringement of the National patents at issue.

   On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company intends to defend itself against these claims.

   On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741 which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. An appeal of the Judgment was filed by Linear on September 17, 1999 and will be entered after the judge signs the final Judgement order.

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

   In the fourth quarter of 1999, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

   The Company's Common Stock is listed on the Nasdaq Stock Market under the Symbol "MCRL". The range of daily closing prices per share for the Company's common stock from January 1, 1998 to December 31, 1999 was:

            Year Ended December 31, 1999:          High       Low
                                                 -------    -------
               Fourth quarter                    $ 57.50    $ 41.78
               Third quarter                     $ 50.06    $ 36.34
               Second quarter                    $ 37.19    $ 24.45
               First quarter                     $ 28.63    $ 22.44

            Year Ended December 31, 1998:          High       Low
                                                 -------    -------
               Fourth quarter                    $ 27.50    $ 12.00
               Third quarter                     $ 19.00    $ 13.25
               Second quarter                    $ 20.10    $ 14.44
               First quarter                     $ 19.90    $ 13.13

   In August 1999, the Company declared a two-for-one stock split of its Common Stock in the form of a 100% stock dividend payable September 15, 1999, on shares of Common Stock outstanding as of August 30, 1999. All share and per share information has been adjusted to retroactively give effect to the stock split for all periods presented.

   The reported last sale price of the Company's Common Stock on the Nasdaq Stock Market on December 31, 1999 was $56.94. The approximate number of holders of record of the shares of the Company's Common Stock was 144 as of March 15, 2000. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of March 15, 2000 was approximately 3,000.

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

   During the year ended December 31, 1999, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA


                                         Years Ended December 31,
                          -----------------------------------------------------
                             1999       1998       1997       1996       1995
                          ---------  ---------  ---------  ---------  ---------
                                 (in thousands, except per share amounts)
Income Statement Data:

Net revenues              $ 195,122  $ 140,508  $ 104,158  $  66,244  $  53,035
Cost of revenues             85,629     69,324     48,641     32,407     26,843
                          ---------  ---------  ---------  ---------  ---------
    Gross profit            109,493     71,184     55,517     33,837     26,192
                          ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development   26,328     18,931     13,986      8,613      6,469
  Selling, general and
   administrative            28,157     21,658     17,128     11,936      9,083
  Purchased in-process
   technology                   603      3,737        -          -          -
                          ---------  ---------  ---------  ---------  ---------
    Total operating
     expenses                55,088     44,326     31,114     20,549     15,552
                          ---------  ---------  ---------  ---------  ---------
Income from operations       54,405     26,858     24,403     13,288     10,640
Other income, net               610      1,092        971        730        682
                          ---------  ---------  ---------  ---------  ---------
Income before income taxes   55,015     27,950     25,374     14,018     11,322
Provision for income taxes   18,356     10,774      8,627      4,766      3,963
                          ---------  ---------  ---------  ---------  ---------
    Net income            $  36,659  $  17,176  $  16,747  $   9,252  $   7,359
                          =========  =========  =========  =========  =========


Net income per share:
   Basic                  $    0.90  $    0.43  $    0.44  $    0.25  $    0.21
                          =========  =========  =========  =========  =========
   Diluted                $    0.82  $    0.41  $    0.40  $    0.23  $    0.18
                          =========  =========  =========  =========  =========

Shares used in computing
 per share amounts:
   Basic                     40,830     39,610     38,138     36,606     35,008
                          =========  =========  =========  =========  =========
   Diluted                   44,896     42,406     41,644     40,096     39,900
                          =========  =========  =========  =========  =========

                                               December 31,
                          -----------------------------------------------------
                             1999       1998       1997       1996       1995
                          ---------  ---------  ---------  ---------  ---------
                                              (in thousands)
Balance Sheet Data:
   Working capital        $  83,706  $  50,868  $  41,694  $  32,978  $  28,494
   Total assets             203,094    145,370     85,527     60,008     48,342
   Long-term debt             8,854     14,007        552      1,287      2,523
   Total shareholders'
    equity                  148,669     95,711     70,568     47,431     36,033


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

   Micrel designs, develops, manufactures and markets a range of high performance standard analog integrated circuits. These circuits are used in a wide variety of electronics products, including those in the communications, computer and industrial markets. In addition to standard products, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services. With the Company's acquisition of Synergy Semiconductor in November 1998, the Company broadened its standard product offerings to include high-speed mixed-signal and digital integrated circuits, which are primarily used in electronic products in the high bandwidth communications and computer markets. The Company's financial statements include the results of Synergy Semiconductor from the acquisition date forward.

   The Company derives a substantial portion of its net revenues from standard products. For 1999, 1998, and 1997 the Company's standard products sales accounted for 77%, 71%, and 76%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

   The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures, the successful development of new products, and the Company's ability to ramp up manufacturing to meet increasing demand. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                           Years Ended December 31,
                                          -------------------------
                                           1999      1998      1997
                                          -----     -----     -----
            Net revenues                  100.0%    100.0%    100.0%
            Cost of revenues               43.9      49.3      46.7
                                          -----     -----     -----
               Gross profit                56.1      50.7      53.3
                                          -----     -----     -----
            Operating expenses:
               Research and development    13.5      13.5      13.4
               Selling, general and
                administrative             14.4      15.4      16.5
               Purchased in-process
                technology                  0.3       2.6        -
                                          -----     -----     -----
                  Total operating
                   expenses                28.2      31.5      29.9
                                          -----     -----     -----
            Income from operations         27.9      19.1      23.4
            Other income, net               0.3       0.8       1.0
                                          -----     -----     -----
            Income before income taxes     28.2      19.9      24.4
            Provision for income taxes      9.4       7.7       8.3
                                          -----     -----     -----
            Net income                     18.8%     12.2%     16.1%
                                          =====     =====     =====

   Net Revenues. Net revenues increased 39% to $195.1 million for the year ended December 31, 1999 from $140.5 million in 1998 due primarily to higher standard product revenues and, to a lesser extent, higher custom and foundry revenues. Standard product revenues increased to $151.1 million, which represented 77% of net revenues for the year ended December 31, 1999, compared to $99.9 million and 71% of net revenues for 1998. Sales of standard products were led by the increased sales of low dropout regulators, high bandwidth communications products and computer peripheral devices. Such products were sold to manufacturers of communications, portable computing, computing peripherals and industrial products. The increase in the standard high bandwidth product revenues results from the November 1998 acquisition of Synergy Semiconductor. Custom and foundry revenues increased to $44.0 million, which represented 23% of net revenues for the year ended December 31, 1999, compared to $40.6 million and 29% of net revenues for 1998. This decline as a percent of total revenues reflects a reduced emphasis on custom and foundry products as compared to the same periods in 1998, in which the Company increased its emphasis on custom and foundry products as an interim response to the Asian financial crisis.

   The Company believes that pricing pressures that were prevalent during 1998 and the first half of 1999 have lessened as customers become more concerned about product availability. Increasing end customer demand throughout 1999 has resulted in capacity constraints and increasing order lead times for semiconductor suppliers in general. During the third and fourth quarters of 1999, standard product customer order lead times slightly increased as compared to the same period in 1998, but customer demand continues to be short-term focused. These factors limit forward visibility and affect the Company's ability to predict future sales levels and profitability.

   Net revenues increased 35% to $140.5 million for the year ended
December 31, 1998 from $104.2 million in 1997 due to higher standard product revenues and higher custom and foundry revenues. Standard product revenues increased to $99.9 million, which represented 71% of net revenues for the year

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ended December 31, 1998, compared to $79.2 million and 76% of net revenues for 1997. Sales of standard products were led by the increased sales of low dropout regulators, computer peripheral IC components, dricers, and switching regulators. Such products were sold to manufacturers of portable computing, computing peripherals, telecommunications and industrial products. During 1998 the Company increased its emphasis on custom and foundry product sales as an interim response to the Asian financial situation. Custom and foundry revenues increased to $40.6 million, which represented 29% of net revenues for the year ended December 31, 1998, compared to $24.9 million and 24% of net revenues for 1997.

   International sales represented 47%, 45%, and 50% of net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. On a dollar basis, international sales increased 45% to $92.3 million for the year ended
December 31, 1999 from $63.4 million for the comparable period in 1998. The dollar increase in international sales resulted from shipments to manufacturers of personal computers and communications products and demand for the Company's products primarily in Asia and, to a lesser extent, in Europe.

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

   The Company defers recognition of revenue derived from sales to domestic, Canadian and certain other international distributors until such distributors resell the Company's products to their customers. Sales to stocking representatives and O.E.M. customers are recognized upon shipment. The Company estimates returns and warranty costs and provides an allowance as revenue is recognized.

   Gross Profit. Gross profit is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 56% for the year ended December 31, 1999 from 51% for the year ended December 31, 1998. The gross margin improved from the prior year level, which was depressed by the write-off, in the fourth quarter of 1998 of approximately $7.0 million in excess inventory in response to a reduced sales forecast of Synergy products. Excluding the Synergy inventory write-off, gross margin for 1998 was 55%. In addition, the improvement in gross margin reflected an increase in manufacturing efficiency due to greater capacity utilization and reductions in contract assembly and test unit costs, which were partially offset by declining average selling prices.

   The Company's gross margin decreased to 51% for the year ended December 31, 1998 from 53% for the year ended December 31, 1997. The decrease in gross margin resulted primarily from the $7.0 million fourth quarter write-off of excess Synergy inventory that was offset in part by an increase in manufacturing efficiency resulting from greater capacity utilization.

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

   As a percentage of net revenues, research and development expenses represented 14% for each of the years ended December 31, 1999 and 1998. On a dollar basis, research and development expenses increased $7.4 million or 39% to $26.3 million for the year ended December 31, 1999 from $18.9 million in 1998. The increase in research and development expenses for the year ended December 31, 1999 was primarily due to increased engineering staffing costs associated with the acquisition of Synergy and the development of new standard products. The Company believes that the development and introduction of new standard products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

   As a percentage of net revenues, research and development expenses represented 14% and 13% for the years ended December 31, 1998 and 1997, respectively. On a dollar basis, research and development expenses increased $4.9 million or 35% to $18.9 million for the year ended December 31, 1998 from $14.0 million in 1997. The increase in research and development expenses for the year ended December 31, 1998 was primarily due to increased costs associated with the Company's conversion to six-inch wafer fabrication, and increased expenses due to engineering staffing, design services, and prototype wafers to support the development of new standard products.

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 14% and 15% for the years ended December 31, 1999 and 1998, respectively. On a dollar basis, selling, general and administrative expenses increased $6.5 million or 30% to $28.2 million for the year ended December 31, 1999 from $21.7 million for the comparable period in 1998. The dollar increase was principally attributable to higher wages and salaries, commissions, advertising and other administrative expenses associated with the growth of the Company's revenues. The Company expects that selling, general and administrative expenses will increase on a dollar basis in the future.

   As a percentage of net revenues, selling, general and administrative expenses represented 15% and 16% for the years ended December 31, 1998 and 1997, respectively. On a dollar basis, selling, general and administrative expenses increased $4.5 million or 26% to $21.7 million for the year ended December 31, 1998 from $17.1 million for the comparable period in 1997. The dollar increase was due, in part, to increased wages and salaries, higher commissions, advertising and other sales and administrative expenses associated with the growth of the Company's revenues.

   Purchased In-Process Technology. On December 15, 1999, the Company acquired all the outstanding capital stock of Altos Semiconductor for a cash purchase price of $1.8 million. The transaction was accounted for as a purchase. Approximately $1.7 million of the total purchase cost was allocated to intangible assets. Of that amount, $603,000 was allocated to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, for which the Company recorded charges in the year ended December 31, 1999.

   The purchased in-process technology related to four individual development projects that had not reached technological feasibility and, therefore, the successful completion of such projects was uncertain. Those development

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

projects correspond to temperature sensing devices. At the time of the acquisition, further development remained on these projects and the estimated costs to complete were approximately $120,000.

   Significant assumptions used to determine the value of in-process technology included: (i) forecast of net cash flows that were expected to result from the development effort; (ii) an estimate of percentage complete for each project which averaged 55% for all projects; (iii) a discount rate of approximately 40%.

   On November 9, 1998, the Company acquired all the outstanding capital stock of Synergy Semiconductor for a cash purchase price of $9.9 million, transaction fees of $1.3 million, direct merger costs of approximately $300,000, and the assumption of liabilities of approximately $20.1 million. The transaction was accounted for as a purchase. Approximately $12.9 million of the total purchase cost was allocated to intangible assets. Of that amount, approximately $3.7 million was allocated to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, for which the Company recorded charges in the year ended December 31, 1998.

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

   Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities partially offset by interest incurred on line of credit borrowings and term notes. Other income, net decreased $482,000 to $610,000 in 1999 from $1.1 million in 1998. Such decrease was due to an increase in average long-term debt associated with the Synergy acquisition. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

   Other income, net increased by approximately $121,000 to $1.1 million in 1998 from $971,000 in 1997. Such increase reflected a $419,000 increase in interest income due to an increase in average cash and investment balances, partially offset by an increase in interest expense by $255,000 due to an increase in the average amount of notes payable.

   Provision for Income Taxes. For the year ended December 31, 1999 the provision for taxes on income was 33% of income before tax excluding the $603,000 charge for purchased in-process technology, which is a non-deductible charge for federal income tax purposes. For the year ended December 31, 1998 the provision for taxes on income was 34% of income before tax excluding the $3.7 million charge for purchased in-process technology. The 1999 and 1998 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes and the non-deductible charges for purchased in-process technology offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 1999 consisted of cash and short-term investments of $51.7 million and borrowing facilities consisting of (i) $5.0 million under a revolving line of credit, of which all was unused and available at December 31, 1999, and (ii) $20.0 million under a non-revolving line of credit of which $9.9 million was unused and available at December 31, 1999. The two lines of credit are covered by the same loan and security agreement and expire March 31, 2000 and are subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings are collateralized by substantially all of the Company's assets. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 1999.

   The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the acquisition cost. Amounts borrowed under this credit line are automatically converted to four-year installment notes. All equipment notes are collateralized by substantially all of the Company's manufacturing equipment and bear interest rates of, at the Company's election, the prime rate (8.50% at December 31, 1999), a fixed rate based on the four-year U.S. Treasury Bill rate (6.34% at December 31, 1999) plus 3.0% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (5.98% at December 31, 1999) plus 3.0%.

   On March 8, 2000, the loan agreements described above were subsequently replaced with a new loan and security agreement. Under the new agreement, the revolving line of credit remained at $5 million and the non-revolving line of credit was increased to $40 million dollars. The new agreement expires April 30, 2001 and is subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings under the new revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.50% at December 31, 1999), or the bank's revolving offshore rate, which approximates LIBOR (5.82% at December 31, 1999) plus 2.0%. Borrowings under the new non-revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.50% at December 31, 1999), the bank's non-revolving offshore rate, which approximates LIBOR (5.82% at December 31, 1999) plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (6.34% at December 31, 1999) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (5.98% at December 31, 1999) plus 2.75%. All other terms and conditions remain substantially unchanged from the prior agreement.

   As of December 31, 1999, the Company had $14.0 million outstanding under term notes that are collateralized by substantially all of the Company's manufacturing equipment.

   The Company's working capital increased by $32.8 million to $83.7 million as of December 31, 1999 from $50.9 million as of December 31, 1998. The increase was primarily attributable to increases in cash, cash equivalents and short-term investments of $23.3 million, accounts receivable of $15.4 million, inventories of $7.8 million, and decreases in other accrued liabilities of $1.3 million which were partially offset by increases in income taxes payable of $7.9 million, accounts payable of $3.2 million, deferred income of $2.1 million, and accrued compensation of $1.4 million. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The Company's cash flows provided by operating activities increased to $51.7 million for the year ended December 31, 1999 from $40.6 million for the year ended December 31, 1998 primarily as a result of increased net income and income taxes payable, partially offset by increases in accounts receivable and inventories. The Company's cash flows provided by operating activities in the year ended December 31, 1999 were primarily attributable to net income of $53.5 million after adding back non-cash activities, an $8.0 million tax benefit from employee stock transactions combined with a $7.9 million increase in income taxes payable, accounts payable of $3.2 million, deferred income of $2.1 million, and accrued compensation of $1.4 million which were partially offset by increases in accounts receivable of $15.4 million and inventories of $7.8 million which increased with higher revenues.

   The Company's investing activities during the year ended December 31, 1999 used cash of $52.5 million as compared to $38.6 million of cash used for investing activities during the year ended December 31, 1998. Cash used for investing activities during the year ended December 31, 1999 resulted primarily from net purchases of $29.4 million of property, plant and equipment principally associated with the Company's conversion to six-inch wafer production and additional wafer fab and testing equipment to increase production capacity, combined with net purchases of $21.3 million of short-term investments, and $1.8 million for the purchase of Altos Semiconductor.

   The Company's financing activities during the year ended December 31, 1999 provided cash of approximately $2.7 million as compared to cash provided of $8.8 million during the year ended December 31, 1998. Cash provided by financing activities during the year ended December 31, 1999 was the result of $8.3 million in proceeds from the issuance of common stock through the exercise of employee stock options and employee stock purchase plan activity and proceeds from long-term borrowings of $2.1 million, which was partially offset by $7.7 million net repayments of long-term debt.

   The Company currently intends to spend up to approximately $100 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 2000 will be met by its cash from operations, existing cash balances and short-term investments, and its existing credit facilities.


Factors That May Affect Operating Results

   The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future revenue levels and income, statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expenditures; statements regarding the impact of Year 2000 on the Company, statements regarding Year 2000 compliance costs; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1. "Business", Item 3. "Legal Proceedings", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operations" and in the additional factors set forth below.

   The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to timely acquire and install capital equipment to expand manufacturing capacity to meet increasing demand, availability of production capacity at assembly subcontractors, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's ability to hire and retain key technical and management personnel, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

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

   The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors include product features, performance, price, timing of product introductions, emergence of new computer standards, quality and customer support. Because the standard products market for integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for integrated circuits, the Company expects intensified competition from existing integrated circuit suppliers and the entry of new competition. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition, results of operations, or cash flows.

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

   The Company has generated a substantial portion of its net revenues from export sales (see Note 12 of Notes to Consolidated Financial Statements contained in Item 8). The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets including Asia. International markets are subject to a variety of risks, including changes in policy by foreign governments, social conditions such as civil unrest, and economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic conditions in Asia or elsewhere. Such factors could adversely affect the Company's future revenues, financial condition, results of operations or cash flows.

   Historically, the Company has not experienced significant individual product gross margin differences on export sales compared to domestic sales. However, as a result of the foregoing international market risks or other factors, there can be no assurance that the Company will not experience material gross margin fluctuations in the future, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

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


Readiness Disclosure for Year 2000

   The Year 2000 issue refers to whether computer systems will properly recognize two digit year values as the year 2000 versus the year 1900. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. During the past year, the Company has implemented a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. To date, the Company has not experienced any significant disruptions related to the Year 2000 issue and has not been informed of any failures of the Company's products related to the year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 1999, the Company held $36.3 million in short-term investments consisting of corporate debt securities (commercial paper) with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At December 31, 1999, the Company had fixed rate long-term debt of approximately $9.5 million. A hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements are set forth on pages 33 through 54, which follow Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 2000 annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:

EXECUTIVE OFFICERS

   The executive officers of the Company, and their ages as of December 31, 1999, are as follows:


           Name             Age                  Position
   ---------------------   -----   -------------------------------------------
   Raymond D. Zinn          62     President, Chief Executive Officer

   Warren H. Muller         60     Chief Technical Officer, Secretary

   Robert Whelton           60     Executive Vice President of Operations

   Richard D. Crowley, Jr.  43     Vice President, Finance and Chief
                                    Financial Officer

   Barry Small              51     Vice President, Wafer Fab

   Scott Ward               45     Vice President, Test Operations

   George T. Anderl         60     Vice President, Sales and Marketing

   Carlos Mejia             49     Vice President, Human Resources


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

   Mr. Muller is a co-founder of the Company and has served as a member of the Company's Board of Directors and as its Vice President of Test Operations since its incorporation in 1978. In 1999, Mr. Muller assumed the position of Chief Technical Officer. He was previously employed in various positions in semiconductor processing and testing at Electronic Arrays, Inc. and General Instruments Corporation. Mr. Muller holds a B.S.E.E. from Clarkson College.

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

   Mr. Crowley joined the Company as Vice President, Finance and Chief Financial Officer in September 1999. From December 1998 until he joined Micrel, Mr. Crowley was employed by Vantis Corporation as its Vice President, Chief Financial Officer. From 1980 to 1998 Mr. Crowley was employed by National Semiconductor Corporation, where his last position was Vice President, Corporate Controller. He holds a B.B.A. in Finance from the University of Notre Dame and a Masters in Management in Accounting and Finance from Northwestern University.

   Mr. Small joined the Company in April 1998 as its Vice President, Wafer Fab. Prior to joining the Company, Mr. Small was employed by IC Works from 1996 to 1998, where he was Vice President of Operations. From 1971 to 1995, Mr. Small was employed by National Semiconductor Corp. where he held the position of Vice President of Linear Standard Products. Mr. Small holds a B.A. in Physics from U.C. Berkeley and an M.A. in Physics and an M.B.A. from University of California at Los Angeles.

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

   Mr. Ward joined the Company in August 1999 as Vice President, Test Division. From 1997 until he joined Micrel, Mr. Ward was employed by QuickLogic Corporation as Vice President of Engineering. From 1980 to 1997, Mr. Ward was employed by National Semiconductor Corporation where he held various Product Line Director positions in the Analog Division. Mr. Ward holds a B.S.E.T. degree from California Polytechnic University at San Luis Obispo.

   Mr. Mejia joined the Company in June 1999 as Vice President, Human Resources. From 1976 until he joined Micrel, Mr. Mejia was employed by Analog Devices, Inc. where his last position was Director, Human Resources. Prior to Analog Devices, Inc., Mr. Mejia held various human resource positions at ROHR Industries and California Computer Products. He holds a B.S. in Industrial Technology and a M.A.H.R. from the University of Redlands.


ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 2000 annual meeting of shareholders and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT

   The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 2000 annual meeting of shareholders and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's 2000 annual meeting of shareholders and is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as part of this Report:
         1.   Financial Statements.    The following financial statements of
              the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:


                                                                         Page
                                                                         ----
              Independent Auditors' Report............................    33
              Consolidated Balance Sheets as of December 31,
                 1999 and 1998........................................    34
              Consolidated Income Statements for the Years ended
                 December 31, 1999, 1998 and 1997.....................    35
              Consolidated Statements of Shareholders' Equity and
                 Comprehensive Income for the Years ended December 31,
                 1999, 1998 and 1997..................................    36
              Consolidated Statements of Cash Flows for the Years
                 ended  December 31, 1999, 1998 and 1997..............    37
              Notes to Consolidated Financial Statements..............    38

         2.   Financial Statement Schedules.   The following financial
              statement schedule of the Company for the years ended
              December 31, 1999, 1998 and 1997 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

              Schedule                 Title                              Page
              --------   ------------------------------------            -----
                        Independent Auditors' Report....................    53
                 II     Valuation and Qualifying Accounts...............    54

              Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

         3. Exhibits. See Exhibit Index on page 31 hereof for a list of exhibits filed or incorporated by reference as a part of this report.

   (b) Reports on Form 8-K. No report on Form 8-K was filed by the Company in the quarter ended December 31, 1999.

   (c)   Exhibits Pursuant to Item 601 of Regulation S-K

   Exhibit
   Number                           Description
   -------    ----------------------------------------------------------------
   2.1        Merger Agreement dated October 21, 1998, by and between Micrel,
              Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor
              Corporation. (1)
   2.2        Letter agreement dated November 9, 1998, between Micrel,
              Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor
              Corporation. (1)
   2.3        Escrow Agreement dated November 9, 1998, between Micrel,
              Incorporated, John F. Stockton, as representative of the former
              Synergy shareholders, and Bank of the West. (1)
   3.1        Amended and Restated Articles of Incorporation of the
              Registrant. (2)
   3.2        Certificate of Amendment of Articles of Incorporation of the
              Registrant. (3)
   3.3        Amended and Restated Bylaws of the Registrant. (3)
   4.1        Certificate for Shares of Registrant's Common Stock. (4)
  10.1        Indemnification Agreement between the Registrant and each of its officers and directors. (3)
  10.2        1989 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.3        1994 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.4        1994 Stock Purchase Plan. (4)
  10.6        Lease Agreement dated June 24, 1992 between the Registrant and
              GOCO Realty Fund I, as amended August 6, 1992 and February 5,
              1993. (2)
  10.7        Amended and Restated Loan and Security Agreement dated
              November 29, 1990 between the Registrant and Bank of the West, as amended February 11, 1991, August 6, 1991, October 31, 1991,
              June 24, 1992, September 24, 1992, August 16, 1993, April 29,
              1994, July 2, 1994, August 23, 1994, September 30, 1994,
              October 24, 1994. (2)
  10.8        Form of Domestic Distribution Agreement. (3)
  10.9        Form of International Distributor Agreement. (3)
  10.10       Second Amendment dated February 20, 1995 between the Registrant and TR Brell Cal Corporation to Lease Agreement dated June 24,
              1992 between the Registrant and GOCO Realty Fund I, as amended
              August 6, 1992 and February 5, 1993. (4)
  10.11       Amended and Restated Loan and Security Agreement dated
              November 29, 1990 between the Registrant and Bank of the West, as amended March 31, 1995. (5)
  10.12       Amended and Restated Loan and Security Agreement dated
              November 29, 1990 between the Registrant and Bank of the West, as amended September 30, 1996. (6)
  10.13       Amended and Restated 1994 Employee Stock Purchase Plan, as
              amended January 1, 1996. (7)
  10.14       Commercial Lease between Harris Corporation and Synergy
              Semiconductor Corporation dated February 29, 1996. (8)
  10.15       Amended and Restated Loan and Security Agreement dated
              November 29, 1990 between the Registrant and Bank of the West, as amended October 6, 1997. (9)
  23.1        Independent Auditors' Consent.
  24.1        Power of Attorney.  (See Signature Page.)
  27.0        Financial Data Schedule.


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

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in which this exhibit bears the same number, unless otherwise indicated.

(9) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1997.


   (d)   Financial Statement Schedules.   The financial statement schedule
         required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the accompanying consolidated balance sheets of Micrel, Incorporated and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

San Jose, California
January 24, 2000


                              MICREL, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      (In thousands, except share amounts)
_______________________________________________________________________________

                                                         1999          1998
                                                      ----------    ----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $   15,360    $   13,415
   Short-term investments                                 36,337        15,029
   Accounts receivable, less allowances:
    1999, $2,547; 1998, $1,613                            39,472        24,079
   Inventories                                            23,851        16,069
   Prepaid expenses and other                              1,108           693
   Deferred income taxes                                  11,388        11,967
                                                      ----------    ----------
      Total current assets                               127,516        81,252

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                 67,162        54,920
INTANGIBLE ASSETS, NET                                     7,933         8,878
OTHER ASSETS                                                 483           320
                                                      ----------    ----------
TOTAL                                                 $  203,094    $  145,370
                                                      ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $   11,241    $    7,942
   Accrued compensation                                    5,272         3,899
   Accrued commissions                                     1,952         1,510
   Income taxes payable                                   12,230         4,316
   Other accrued liabilities                               1,442         2,724
   Deferred income on shipments to distributors            6,541         4,414
   Current portion of long-term debt                       5,132         5,579
                                                      ----------    ----------
      Total current liabilities                           43,810        30,384

LONG-TERM DEBT                                             8,854        14,007
DEFERRED RENT                                                624           790
DEFERRED INCOME TAXES                                      1,137         4,478

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value - authorized:
    5,000,000 shares; issued and outstanding: none           -             -
   Common stock, no par value - authorized:
    100,000,000 shares; issued and outstanding:
    1999 - 41,417,576; 1998 - 40,182,392                  51,954        35,660
   Accumulated other comprehensive income                     15            10
   Retained earnings                                      96,700        60,041
                                                      ----------    ----------
      Total shareholders' equity                         148,669        95,711
                                                      ----------    ----------
TOTAL                                                 $  203,094    $  145,370
                                                      ==========    ==========

See notes to consolidated financial statements.

                              MICREL, INCORPORATED

                         CONSOLIDATED INCOME STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (In thousands, except per share amounts)
_______________________________________________________________________________

                                                1999        1998        1997
                                             ---------   ---------   ---------

NET REVENUES                                 $ 195,122   $ 140,508   $ 104,158

COST OF REVENUES                                85,629      69,324      48,641
                                             ---------   ---------   ---------

GROSS PROFIT                                   109,493      71,184      55,517
                                             ---------   ---------   ---------

OPERATING EXPENSES:
   Research and development                     26,328      18,931      13,986
   Selling, general and administrative          28,157      21,658      17,128
   Purchased in-process technology                 603       3,737         -
                                             ---------   ---------   ---------
      Total operating expenses                  55,088      44,326      31,114
                                             ---------   ---------   ---------

INCOME FROM OPERATIONS                          54,405      26,858      24,403
                                             ---------   ---------   ---------

OTHER INCOME (EXPENSE):
   Interest income                               2,049       1,507       1,088
   Interest expense                             (1,468)       (416)       (161)
   Other income, net                                29           1          44
                                             ---------   ---------   ---------
      Total other income, net                      610       1,092         971
                                             ---------   ---------   ---------

INCOME BEFORE INCOME TAXES                      55,015      27,950      25,374

PROVISION FOR INCOME TAXES                      18,356      10,774       8,627
                                             ---------   ---------   ---------

NET INCOME                                   $  36,659   $  17,176   $  16,747
                                             =========   =========   =========


NET INCOME PER SHARE:
   Basic                                     $    0.90   $    0.43   $    0.44
                                             =========   =========   =========
   Diluted                                   $    0.82   $    0.41   $    0.40
                                             =========   =========   =========

SHARES USED IN COMPUTING PER SHARE
 AMOUNTS:
   Basic                                        40,830      39,610      38,138
                                             =========   =========   =========
  Diluted                                       44,896      42,406      41,644
                                             =========   =========   =========

See notes to consolidated financial statements.

                                            MICREL, INCORPORATED

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            AND COMPREHENSIVE INCOME
                                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                      (In thousands, except share amounts)
________________________________________________________________________________________________________________

                                                           Accumulated
                                      Common Stock            Other                   Total
                                   -------------------    Comprehensive   Retained  Shareholders'  Comprehensive
                                     Shares     Amount    Income (Loss)   Earnings    Equity          Income
                                   ----------  ---------  -------------  ---------  -------------  -------------
Balances, January 1, 1997          37,322,572  $  21,315    $      (2)   $  26,118   $   47,431
Net income                                -          -             -        16,747       16,747      $  16,747
Other comprehensive income,
   net of tax - Change in net
   unrealized gains from
   short-term investments                 -          -              2          -              2              2
                                                                                                     ---------
Comprehensive income                                                                                 $  16,749
                                                                                                     =========
Employee stock transactions         1,644,066      2,748           -            -         2,748
Tax benefit of employee stock
   transactions                            -       3,640           -            -         3,640
                                   ----------  ---------    ---------    ---------    ---------
Balances, December 31, 1997        38,966,638     27,703           -        42,865       70,568

Net income                                 -          -            -        17,176       17,176       $ 17,176
Other comprehensive income,
   net of tax - Change in net
   unrealized gains from
   short-term investments                  -          -            10           -            10             10
                                                                                                     ---------
Comprehensive income                                                                                  $  17,186
                                                                                                      =========
Employee stock transactions         1,215,754      4,088           -            -         4,088
Tax benefit of employee stock
   transactions                            -       3,869           -            -         3,869
                                   ----------  ---------    ---------    ---------    ---------
Balances, December 31, 1998        40,182,392     35,660           10       60,041       95,711

Net income                                 -          -            -        36,659       36,659        $  36,659
Other comprehensive income,
   net of tax - Change in net
   unrealized gains from
   short-term investments                  -          -             5           -             5               5
                                                                                                      ---------
Comprehensive income                                                                                  $  36,664
                                                                                                      =========
Employee stock transactions         1,235,184      8,301           -            -         8,301
Tax benefit of employee stock
   transactions                            -       7,993           -            -         7,993
                                   ----------  ---------    ---------    ---------    ---------
Balances, December 31, 1999        41,417,576  $  51,954    $      15    $  96,700    $ 148,669
                                   ==========  =========    =========    =========    =========

See notes to consolidated financial statements.

                              MICREL, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)
_______________________________________________________________________________

                                                1999        1998        1997
                                             ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $  36,659   $  17,176   $  16,747
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization             19,267      12,332       6,509
      Purchased in-process technology              603       3,737          -
      Gain on disposal of assets                   (31)         (3)        (44)
      Deferred rent                               (166)       (126)         (1)
      Deferred income taxes                     (2,848)     (3,642)       (990)
      Changes in operating assets and
       liabilities, net of effects of
       acquisition:
         Accounts receivable                   (15,393)     (4,896)     (8,190)
         Inventories                            (7,782)      4,553       3,258
         Prepaid expenses and other assets        (415)       (149)        114
         Accounts payable                        3,249       2,893         449
         Accrued compensation                    1,373         364         475
         Accrued commissions                       442         299         289
         Income taxes payable                   15,908       7,033       3,879
         Other accrued liabilities              (1,282)         61          55
         Deferred income on shipments to
          distributors                           2,127         997         760
                                             ---------   ---------   ---------
            Net cash provided by operating
             activities                         51,711      40,629      23,310
                                             ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold
    improvements, net                          (29,364)    (30,880)    (21,410)
   Purchases of short-term investments         (65,321)    (38,754)    (37,531)
   Proceeds from sales and maturities of
    short-term investments                      44,018      41,300      33,300
   Purchase of company, net of cash acquired    (1,800)    (10,271)         -
                                             ---------   ---------   ---------
         Net cash used in investing
          activities                           (52,467)    (38,605)    (25,641)
                                             ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term borrowings               -       (3,132)         -
   Proceeds from long-term borrowings            2,100      12,000          -
   Repayments of long-term debt                 (7,700)     (4,146)     (1,075)
   Proceeds from the issuance of common stock    8,301       4,088       2,748
                                             ---------   ---------   ---------
         Net cash provided by financing
          activities                             2,701       8,810       1,673
                                             ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     1,945      10,834        (658)
CASH AND CASH EQUIVALENTS - Beginning of year   13,415       2,581       3,239
                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS - End of year      $  15,360   $  13,415   $   2,581
                                             =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the year for:
      Interest                               $   1,468   $     291   $     152
                                             =========   =========   =========
      Income taxes                            $  5,293   $   7,384   $   5,625
                                             =========   =========   =========

See notes to consolidated financial statements.

                              MICREL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 and 1997


1.   SIGNIFICANT  ACCOUNTING  POLICIES

     Nature of Business - Micrel, Incorporated and wholly-owned subsidiaries (the "Company") develops, manufactures and markets analog and mixed-signal semiconductor devices. The Company also provides custom and foundry services which include silicon wafer fabrication, integrated circuit assembly and testing. The Company's standard integrated circuits are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computer, communication, and industrial markets. The Company's custom circuits and wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer, automotive and military applications. The Company produces the majority of its wafers at the Company's wafer fabrication facilities located in San Jose and Santa Clara, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities primarily located in Malaysia.

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

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with remaining maturities of three months or less to be cash equivalents.

     Short-term Investments - Short-term investments consist primarily of highly liquid debt instruments purchased with remaining maturity dates of greater than three months. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity, net of income taxes. At December 31, 1999 and 1998, short-term investments consisted of corporate debt securities (commercial paper) with maturities of less than one year.

     Short-term investments include the following available-for-sale securities at December 31, 1999 and 1998 (in thousands):

                                                       Unrealized   Unrealized
                               Amortized     Market      Holding      Holding
                                  Cost       Value        Gains       Losses
                               ---------   ---------   ----------   ---------
December 31, 1999              $  36,322   $  36,337   $      15    $     -

December 31, 1998              $  15,019   $  15,029   $      10    $     -

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     Certain Significant Risks and Uncertainties - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and short-term investments consist primarily of commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over a large number of geographically diverse customers, who make up the Company's customer base. At December 31, 1999, two customers accounted for 10% or more of total accounts receivable. At December 31, 1998, no customer accounted for 10% or more of total accounts receivable.

     The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations, or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products offered by the Company; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patents (Note 11), product, regulatory or other factors; risk associated with necessary components; risks associated with the Company's ability to attract and retain employees necessary to support its growth.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

    Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation on equipment is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the improvements.

    Intangible Assets - Intangible assets (net of accumulated amortization of 1999, $2.3 million; 1998 $300,000) at December 31, consist of the following
    (in thousands):

                                                                   Amortization
                                                                      Period
                                                1999        1998      (Years)
                                             ---------   ---------   ---------
     Developed and core technology           $   5,323   $   5,740        5
     Assembled workforce                           576         962        3
     Tradename and patents                       1,031       1,043        5
     Customer relationships                      1,003       1,133        5
                                             ---------   ---------
                                             $   7,933   $   8,878
                                             =========   =========

     Impairment of Long-Lived Assets - Long-lived assets and certain intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     Revenue Recognition - Revenues from products sold directly to customers is recognized upon shipment. A portion of the Company's sales are made to United States, Canadian and certain other international distributors under agreements allowing certain rights of return and price protection on merchandise unsold by these distributors. Accordingly, the Company defers recognition of such revenues until the merchandise is sold by the distributors to their customers. The Company records a provision for estimated returns, allowances and warranty costs at the time revenue is recognized. Warranty costs have not been material in any period presented.

     Research and Development Expenses - Research and development expenses include costs associated with the development of new wafer fabrication processes and the definition, design and development of standard products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

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

     Reconciliation of weighted average shares used in computing earnings per share is as follows (in thousands):

                                                  Years Ended December 31,
                                             ---------------------------------
                                                1999        1998        1997
                                             ---------   ---------   ---------
     Weighted average common shares
      outstanding                               40,830      39,610      38,138
     Dilutive effect of stock options
      outstanding, using the treasury
      stock method                               4,066       2,796       3,506
                                             ---------   ---------   ---------
     Shares used in computing diluted
      earnings per share                        44,896      42,406      41,644
                                             =========   =========   =========

     Fair Value of Financial Instruments - Financial instruments included in the Company's consolidated balance sheets at December 31, 1999 and 1998 consist of cash, cash equivalents, short-term investments and long-term debt. For cash, the carrying amount is a reasonable estimate of the fair value. The carrying amount for cash equivalents and short-term investments approximates fair value because of the short maturity of those investments. The fair value of long-term debt approximates the carrying amount.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     Comprehensive Income - Comprehensive income represents the change in net assets during the period from nonowner sources. Consolidated statements of comprehensive income for the years ended December 31, 1999, 1998, and 1997 have been included within the consolidated statements of shareholders' equity and comprehensive income.

     Geographic Operating Information - The Company reports segment data pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in two reportable segments, standard products and custom and foundry products (Note 12).

     New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted.

2.   ACQUISITIONS

     On December 15, 1999, the Company acquired the outstanding capital stock of Altos Semiconductor for a cash purchase price of $1.8 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Altos from the date of acquisition forward have been included in the Company's consolidated financial statements. Approximately $1.7 million of the total purchase cost was allocated to intangible assets. Of that amount, $603,000 was allocated to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, for which the Company recorded charges in the year ended December 31, 1999. The remaining intangible assets of $1.1 million, consisting of existing technology, assembled workforce, and patents, are included in intangible assets in the accompanying balance sheets and are being amortized over their useful lives of five years.

     On November 9, 1998, the Company acquired all outstanding shares of Synergy Semiconductor ("Synergy") common stock for a cash purchase price of $9.9 million plus $1.6 million of transaction fees and direct merger costs.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations of Synergy from the date of acquisition forward have been included in the Company's consolidated financial statements. In connection with the acquisition, intangible assets of $12.9 million were acquired, of which $3.7 million was reflected as a one-time charge to operations for the write-off of purchased in-process technology that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The $3.7 million one-time charge for purchased in-process technology has been reflected in the Company's fiscal 1998 consolidated income statement within operating expenses. The remaining intangible assets of $9.2 million, consisting of existing technology, assembled workforce, tradename and patents, and customer relationships, are included in intangible assets in the accompanying

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     balance sheets and are being amortized over their useful lives of three to five years.

     In connection with the Synergy acquisition, net assets acquired were as follows (in thousands):

     Current assets                                                $  13,564
     Equipment and other, net                                          5,074
     Intangible assets, including purchased in-process technology     12,945
     Liabilities assumed                                              20,110)
                                                                   ---------
     Net assets acquired                                           $  11,473
                                                                   =========

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

     The pro forma results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the earliest period presented or of future operations of the combined companies. The pro forma results combine the Company's results of operations for the two fiscal years ended December 31, 1998, with the results of Synergy through the date of acquisition and give effect to certain adjustments, including the amortization of intangible assets, changes in cost of revenues and depreciation expense associated with the allocation of purchase price to inventory and fixed assets, interest income associated with funding the acquisition, and related tax benefits. The $3.7 million charge for purchased in-process technology has been excluded from the pro forma results as it is a non-recurring charge.

3.   INVENTORIES

     Inventories at December 31 consist of the following (in thousands):

                                                         1999          1998
                                                      ----------    ----------
     Finished goods                                   $    5,958    $    4,540
     Work in process                                      16,125         9,745
     Raw materials                                         1,768         1,784
                                                      ----------    ----------
                                                      $   23,851    $   16,069
                                                      ==========    ==========

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

4.   EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS
     Equipment and leasehold improvements at December 31 consist of the following (in thousands):

                                                         1999          1998
                                                      ----------    ----------
     Manufacturing equipment                          $  105,370    $   79,694
     Leasehold improvements                                2,909         2,651
     Office furniture and equipment                        3,110         2,281
                                                      ----------    ----------
                                                         111,389        84,626
     Accumulated depreciation and amortization           (44,227)      (29,706)
                                                      ----------    ----------
                                                      $   67,162    $   54,920
                                                      ==========    ==========

5.   BORROWING  ARRANGEMENTS
     Under a revolving line of credit and security agreement, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $5.0 million. Borrowings under the line of credit agreement bear interest rates of, at the Company's election, the prime rate (8.50% at December 31, 1999) or the bank's offshore rate, which approximates LIBOR (5.82% at December 31, 1999) plus 2.25%. Borrowings are collateralized by substantially all of the assets of the Company. There were no borrowings under this revolving line of credit at December 31, 1999.

     Under the same security agreement, the Company has a non-revolving bank line of credit of $20.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost of such equipment of which $9.9 million was unused and available as of December 31, 1999. Amounts borrowed under this credit line are converted to four-year installment notes. All equipment notes are collateralized by substantially all of the Company's manufacturing equipment and bear interest rates of, at the Company's election, a fixed rate based on the four-year U.S. Treasury Bill rate (6.34% at December 31, 1999) plus 3.0% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (5.98% at December 31, 1999) plus 3.0%.

     The two lines of credit are covered by the same loan and security agreement. The lines of credit expire March 31, 2000 and are subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice.

     The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 1999.

     On March 8, 2000, the loan agreements described above were subsequently replaced with a new loan and security agreement. Under the new agreement, the revolving line of credit remained at $5.0 million and the non-revolving line of credit was increased to $40.0 million dollars. The new agreement expires April 30, 2001 and is subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice. Borrowings under the new revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.50% at December 31, 1999), or the bank's revolving offshore rate, which approximates LIBOR (5.82% at December 31, 1999) plus 2.0%. Borrowings under the new non-revolving line of credit bear interest rates of, at the

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     Company's election, the prime rate (8.50% at December 31, 1999), the bank's non-revolving offshore rate, which approximates LIBOR (5.82% at December 31, 1999) plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (6.34% at December 31, 1999) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (5.98% at December 31, 1999) plus 2.75%. All other terms and conditions remain substantially unchanged from the prior agreement.

     Long-term debt at December 31, collateralized by equipment, consists of the following (in thousands):

                                                         1999          1998
                                                      ----------    ----------
     Notes payable bearing interest at prime, payable
      in monthly installments through September 2002  $    2,639    $    4,161
     Notes payable bearing a fixed interest rate of
      7.5%, payable in monthly installments through
      November 2002                                        5,833         7,833
     Notes payable bearing interest at annual
      adjustable rate based on the one-year U.S.
      Treasury Bill rate plus 3.0%, payable in monthly
      installments through June 2003                       1,838            -
     Notes payable assumed from Synergy Semiconductor
      bearing fixed rates ranging from 8.9% to 9.4%,
      payable in monthly installments through
      January 2003                                         3,676         7,592
                                                      ----------    ----------
     Total debt                                           13,986        19,586
     Current portion                                      (5,132)       (5,579)
                                                      ----------    ----------
     Long-term debt                                   $    8,854    $   14,007
                                                      ==========    ==========

     Maturities of long-term debt subsequent to December 31, 1999 are as follows (in thousands): $5,132 in 2000, $5,429 in 2001, $3,162 in 2002, and $263 in 2003.

6.   SHAREHOLDERS' EQUITY

     Preferred Stock

     The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 1999. The preferred stock may be issued from time to time in one or more series.
     The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

     Stock Split

     In September 1999, the Company effected a two-for-one stock split of the outstanding shares of common stock. All share and per share amounts in these consolidated financial statements have been adjusted to retroactively give effect to the stock split for all periods presented.

     Stock Option Plans

     Under the Company's 1994 and 1989 Stock Option Plans (the "Option Plans"), 17,929,336 shares of common stock are authorized for issuance to key employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     value at the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. At December 31, 1999, 3,796,942 shares were available for future grants under the Option Plans and 10,894,574 total shares are reserved for future issuance.

     Option activity under the Option Plans is as follows:

                                                                     Weighted
                                                                      Average
                                                         Number      Exercise
                                                       of Shares       Price
                                                      ----------    ----------
     Outstanding, January 1, 1997 (1,538,616
      exercisable at a  weighted average price of
      $0.79 per share)                                5,231,616      $  2.45
        Granted                                       1,730,500        12.80
        Exercised                                    (1,566,700)        1.34
        Canceled                                       (283,800)        3.57
                                                     ----------    ---------
     Outstanding, December 31, 1997 (905,316
      exercisable at a weighted average price of
      $1.83 per share)                                5,111,616         6.22
        Granted                                       2,863,200        16.52
        Exercised                                    (1,142,700)        2.73
        Canceled                                       (199,200)        6.65
                                                     ----------    ---------
     Outstanding, December 31, 1998 (954,816
      exercisable at a weighted average price of
      $5.61 per share)                                6,632,916        11.25
        Granted                                       2,062,750        31.02
        Exercised                                    (1,184,434)        5.75
        Canceled                                       (413,600)       15.68
                                                     ----------    ---------
     Outstanding, December 31, 1999                   7,097,632     $  17.75
                                                     ==========    =========

     Additional information regarding options outstanding as of December 31, 1999 is as follows:

                         Stock Options Outstanding       Options Exercisable
                      -------------------------------  -----------------------
                                  Weighted
                                  Average     Weighted                 Weighted
                                 Remaining    Average                  Average
      Range of          Number   Contractual  Exercise      Number     Exercise
    Exercise Prices  Outstanding  Life (yrs)   Price     Exercisable    Price
   ----------------  -----------  ---------   -------    -----------   -------
   $ 0.25 to $ 4.75    1,179,000     4.9      $  3.57       547,600    $  3.36
   $ 4.76 to $ 9.50      289,800     6.7      $  6.58        90,000    $  6.32
   $ 9.51 to $14.25    1,184,600     7.6      $ 12.75       263,200    $ 12.63
   $14.26 to $19.00    2,460,982     8.4      $ 17.04       463,182    $ 17.02
   $19.01 to $23.75      201,500     9.1      $ 22.56         2,400    $ 21.71
   $23.76 to $28.50      810,500     9.2      $ 25.48         2,800    $ 24.25
   $28.51 to $33.25       84,000     9.4      $ 29.56            -          -
   $33.26 to $38.00      200,500     9.6      $ 36.61            -          -
   $38.01 to $42.75      636,250     9.7      $ 40.12            -          -
   $42.76 to $47.50       50,500     9.9      $ 44.86            -          -
                       ---------                          ---------
   $ 0.25 to $47.50    7,097,632     7.9      $ 17.75     1,369,182    $ 10.03


                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     Employee Stock Purchase Plan

     Under the 1994 Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Shares of common stock issued under the Purchase Plan were 50,750, 73,054, and 77,366, in 1999, 1998, and 1997, respectively, at weighted average prices of $29.50, $13.25, and $8.375, respectively. At December 31, 1999, there were 548,282 shares of common stock issued under the Purchase Plan and 651,718 shares are reserved for future issuance under the Purchase Plan. The Purchase Plan excludes all Company Officers (as defined in the Purchase Plan) from participation in the Purchase Plan.

     Additional Stock - Based Award Information

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months; stock volatility, 70.7% in 1999, 74.1% in 1998, and 74.3% in 1997;
     risk free interest rates, 5.46% in 1999, 5.36% in 1998, and 5.44% in 1997;
     and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of options granted under the stock option plans during 1999, 1998, and 1997 was
     $10.85, $10.74, and $8.28 per share.   If the computed fair values of the
     1999, 1998 and 1997 awards under both the Option Plans and the Purchase Plan had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows
    (in thousands, except per share amounts):

                                                  Years Ended December 31,
                                             ---------------------------------
                                                1999        1998        1997
                                             ---------   ---------   ---------
     Pro forma net income                    $  21,854   $   9,194   $  13,975

     Pro forma net income per share:
        Basic                                $    0.50   $    0.24   $    0.36
        Diluted                              $    0.48   $    0.22   $    0.35


                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     The amounts used above are based on calculated tax effected values for option awards in 1999, 1998 and 1997 aggregating $25.6 million. The impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

7.   INCOME  TAXES

     The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                                1999        1998        1997
                                             ---------   ---------   ---------
     Currently payable:
        Federal                              $  19,873   $  13,147   $   9,617
        State                                    1,331       1,269          -
                                             ---------   ---------   ---------
     Total currently payable                    21,204      14,416       9,617
                                             ---------   ---------   ---------

     Deferred income taxes:
        Federal                                    556      (2,987)       (814)
        State                                   (3,404)       (655)       (176)
                                             ---------   ---------   ---------
     Total deferred                             (2,848)     (3,642)       (990)
                                             ---------   ---------   ---------

Total provision                              $  18,356   $  10,774   $   8,627
                                             =========   =========   =========

     A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                                       1999     1998     1997
                                                     ------   ------   ------
     Statutory federal income tax rate                   35%      35%      35%
     State income taxes (net of federal
      income tax benefit)                                 2        1        1
     Federal research and experimentation tax
      credits                                            (2)      (2)      (2)
     Export sales tax credit                             (1)      (2)      (2)
     Non-deductible purchased in-process technology       -        5        -
     Other                                               (1)       2        2
                                                     ------   ------   ------
     Effective tax rate                                  33%      39%      34%
                                                     ======   ======   ======

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     Temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                            1999        1998
                                                          --------    --------
     Deferred tax assets:
       Accruals and reserves not currently deductible     $  6,133    $  9,531
       Deferred income                                       2,747       1,898
       Tax net operating loss and credit carryforwards       6,691       4,514
       Capitalized research and development                  2,604         602
       Valuation allowance                                      -       (3,563)
                                                          --------    --------
     Total deferred tax asset                               18,175      12,982
                                                          --------    --------

     Deferred tax liabilities:
       Depreciation                                         (3,246)     (1,500)
       State income taxes                                   (1,387)       (175)
       Intangible assets                                    (3,291)     (3,818)
                                                          --------    --------
     Total deferred tax liability                           (7,924)     (5,493)
                                                          --------    --------
     Net deferred tax asset                               $ 10,251    $  7,489
                                                          ========    ========

     Due to the Company's acquisition of Synergy, the Company has available pre-ownership change federal and state net operating loss carryforwards of approximately $7.0 million and $2.0 million, respectively, which expire beginning in 2006 and 2000. These pre-ownership change net operating loss carryforwards are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $500,000. In addition, the Company has available federal research and state credit carryforwards of approximately $800,000 and $2.9 million, respectively. Regarding the state credit carryforwards, approximately $1.6 million represents pre-ownership change carryforwards subject to the Section 382 annual limitation.

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

     Year Ending
     December 31,
     ------------
        2000                                          $  2,626
        2001                                             2,699
        2002                                             2,726
        2003                                             2,775
        2004                                             2,787
     Thereafter                                          3,566
                                                      --------
                                                      $ 17,179
                                                      ========

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

     Rent expense under operating leases was (in thousands): $2,604, $1,346, and $1,031 for the years ended December 31, 1999, 1998, and 1997, respectively.

9.   PROFIT-SHARING 401(k) PLAN

     The Company has a profit-sharing plan and deferred compensation plan (the "Plan"). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 12% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $830,000 in 1999, $870,000 in 1998, and $605,000 in 1997.
     Participants vest in Company contributions ratably over six years of service.

10.  SIGNIFICANT CUSTOMERS

     In 1999 and 1998, no single customer accounted for ten percent or more of net revenues. In 1997 one customer accounted for $11.2 million (11%) of net revenues.

11.  LITIGATION

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

     On July 2, 1999, National Semiconductor Corporation ("National"), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in
     San Jose, California, alleging that the Company infringes five National Semiconductor patents. The complaint in the lawsuit seeks unspecified compensatory damages for infringement, treble damages as well as permanent injunctive relief against further infringement of the National patents at issue.

     On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company intends to defend itself against these claims.

     On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997


     copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741 which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. An appeal of the Judgment was filed by Linear on September 17, 1999 and will be entered after the judge signs the final Judgement order.

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


12.  SEGMENT REPORTING

     SFAS No.131 requires disclosures regarding products and services, geographic areas, and major customers. The Company operates in two reportable segments: standard products and custom and foundry products. For the year ended December 31, 1999, the Company recorded revenue from customers throughout the United States; France, the U.K., Finland, Germany, Italy, Switzerland, Israel, Spain, Ireland, Sweden, and The Netherlands (collectively referred to as "Europe"); Korea; Japan; Taiwan; Singapore, Hong Kong, China, and Malaysia (collectively referred to as "Other Asian Countries"); and Canada.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997


     Net Revenues by Segment (in thousands):

CAPTION>

                                                  Years Ended December 31,
                                             ---------------------------------
                                                1999        1998        1997
                                             ---------   ---------   ---------
     Standard Products                       $ 151,085   $  99,902   $  79,203
     Custom and Foundry Products                44,037      40,606      24,955
                                             ---------   ---------   ---------
        Total net revenues                   $ 195,122   $ 140,508   $ 104,158
                                             =========   =========   =========

     Geographic Information  (in thousands):
                                   1999                 1998            1997
                            ------------------   ------------------   --------
                                        Long-                Long-
                              Total     Lived      Total     Lived      Total
                            Revenues   Assets    Revenues   Assets    Revenues*
                            --------  --------   --------  --------   --------
   United States of America $ 80,695  $ 70,210   $ 76,731  $ 63,526   $ 52,275
   Korea                      30,037        13     15,441        56     11,898
   Japan                      14,147        -      12,887        -       8,256
   Taiwan                     19,112        14     12,444         3     13,300
   Other Asian Countries       7,593     5,295      7,108       496      4,941
   Europe                     21,364       46      15,550        37     13,402
   Canada                     22,174       -          347        -          86
                            --------  --------   --------  --------   --------
   Total                    $195,122  $ 75,578   $140,508  $ 64,118   $104,158
                            ========  ========   ========  ========   ========

    * Total revenues are attributed to countries based on "ship to" location of customer.


13.  QUARTERLY RESULTS - UNAUDITED

     (in thousands, except per share amounts)

                                            Three Months Ended
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   1999       1999       1999       1999
                                 --------   --------   --------   --------
     Net revenues                $ 40,571   $ 44,178   $ 50,091   $ 60,282
     Gross profit                $ 22,626   $ 24,739   $ 28,128   $ 34,000
     Net income                  $  7,359   $  8,139   $  9,368   $ 11,793  (1)
     Net income per share:
       Basic                     $   0.18   $   0.20   $   0.23   $   0.29  (1)
       Diluted                   $   0.17   $   0.18   $   0.21   $   0.26  (1)

     Shares used in computing
      per share amounts:
        Basic                      40,290     40,676     41,064     41,288
        Diluted                    43,830     44,452     45,352     45,949

     Note (1): Consolidated financial results for the fourth quarter ended December 31, 1999 reflect a charge of $603,000 related to purchased in-process technology associated with the acquisition of Altos Semiconductor.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

                                            Three Months Ended
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   1998       1998       1998       1998
                                 --------   --------   --------   --------
    Net revenues                 $ 32,659   $ 34,502   $ 35,426   $ 37,921
    Gross profit                 $ 17,963   $ 19,122   $ 19,712   $ 14,387
    Net income (loss)            $  5,726   $  6,299   $  6,597   $ (1,446) (1)
    Net income (loss) per share:
       Basic                     $   0.15   $   0.16   $   0.17   $  (0.04) (1)
       Diluted                   $   0.14   $   0.15   $   0.16   $  (0.04) (1)
    Shares used in computing per
     share amounts:
       Basic                       39,166     39,472     39,764     40,024
       Diluted                     42,218     42,360     42,266     40,024


     Note (1): Consolidated financial results for the fourth quarter ended December 31, 1998 reflect the write-off of approximately $7.0 million in excess inventory and a charge of approximately $3.7 million related to purchased in-process technology associated with the acquisition of Synergy Semiconductor.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the consolidated financial statements of Micrel, Incorporated as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 24, 2000. Our audits also included the financial statement schedule of Micrel, Incorporated, listed in Item 14 (a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
January 24, 2000

                                                                    SCHEDULE II

                              MICREL, INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1999, 1998, and 1997
                            (Amounts in thousands)


                              Balance at   Additions   Write-offs
                              Beginning   and Charges     and      Balance at
      Description              of Year    to Expenses  Deductions  End of Year
----------------------------  ----------  -----------  ----------  -----------
Year Ended December 31, 1999
----------------------------
Accounts receivable allowance   $ 1,613     $    941     $    (7)    $  2,547

Year Ended December 31, 1998
----------------------------
Accounts receivable allowance   $ 2,015     $     -      $  (402)    $  1,613

Year Ended December 31, 1997
----------------------------

Accounts receivable allowance   $ 1,224     $    863     $   (72)    $  2,015

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 24th day of March, 2000.

                                                        MICREL, INCORPORATED

                                                     By  /S/ RAYMOND D. ZINN
                                                        ---------------------
                                                          Raymond D. Zinn
                                                        President and Chief
                                                         Executive Officer


                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond D. Zinn and Richard D. Crowley, Jr., and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature                         Title                        Date
      ---------                         -----                        ----

/S/ RAYMOND D. ZINN          President, Chief Executive          March 24, 2000
---------------------------   Officer and Chairman of the
   Raymond D. Zinn            Board of Directors (Principal
                              Executive Officer)

/S/ RICHARD D. CROWLEY, JR.  Vice President, Finance and         March 24, 2000
---------------------------   Chief Financial Officer
   Richard D. Crowley, Jr.    (Principal Financial and
                              Accounting Officer)

/S/ WARREN H. MULLER         Vice President, Secretary           March 24, 2000
---------------------------   and Director
   Warren H. Muller

/S/ GEORGE KELLY             Director                            March 24, 2000
---------------------------
    George Kelly

/S/ DALE L. PETERSON         Director                            March 24, 2000
---------------------------
  Dale L. Peterson

/S/ LARRY L. HANSEN          Director                            March 24, 2000
---------------------------
  Larry L. Hansen

                             Micrel, Incorporated
                Exhibits Pursuant to Item 601 of Regulation S-K

   Exhibit
   Number                           Description
   -------    ----------------------------------------------------------------
   2.1        Merger Agreement dated October 21, 1998, by and between Micrel,
              Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor
              Corporation. (1)
   2.2        Letter agreement dated November 9, 1998, between Micrel,
              Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor
              Corporation. (1)
   2.3        Escrow Agreement dated November 9, 1998, between Micrel,
              Incorporated, John F. Stockton, as representative of the former
              Synergy shareholders, and Bank of the West. (1)
   3.1        Amended and Restated Articles of Incorporation of the
              Registrant. (2)
   3.2        Certificate of Amendment of Articles of Incorporation of the
              Registrant. (3)
   3.3        Amended and Restated Bylaws of the Registrant. (3)
   4.1        Certificate for Shares of Registrant's Common Stock. (4)
  10.1        Indemnification Agreement between the Registrant and each of its officers and directors. (3)
  10.2        1989 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.3        1994 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.4        1994 Stock Purchase Plan. (4)
  10.6        Lease Agreement dated June 24, 1992 between the Registrant and
              GOCO Realty Fund I, as amended August 6, 1992 and February 5,
              1993. (2)
  10.7        Amended and Restated Loan and Security Agreement dated
              November 29, 1990 between the Registrant and Bank of the West, as amended February 11, 1991, August 6, 1991, October 31, 1991,
              June 24, 1992, September 24, 1992, August 16, 1993, April 29,
              1994, July 2, 1994, August 23, 1994, September 30, 1994,
              October 24, 1994. (2)
  10.8        Form of Domestic Distribution Agreement. (3)
  10.9        Form of International Distributor Agreement. (3)
  10.10       Second Amendment dated February 20, 1995 between the Registrant and TR Brell Cal Corporation to Lease Agreement dated June 24,
              1992 between the Registrant and GOCO Realty Fund I, as amended
              August 6, 1992 and February 5, 1993. (4)
  10.11       Amended and Restated Loan and Security Agreement dated
              November 29, 1990 between the Registrant and Bank of the West, as amended March 31, 1995. (5)
  10.12       Amended and Restated Loan and Security Agreement dated
              November 29, 1990 between the Registrant and Bank of the West, as amended September 30, 1996. (6)
  10.13       Amended and Restated 1994 Employee Stock Purchase Plan, as
              amended January 1, 1996. (7)
  10.14       Commercial Lease between Harris Corporation and Synergy
              Semiconductor Corporation dated February 29, 1996. (8)
  10.15       Amended and Restated Loan and Security Agreement dated
              November 29, 1990 between the Registrant and Bank of the West, as amended October 6, 1997. (9)
  23.1        Independent Auditors' Consent.
  24.1        Power of Attorney.  (See Signature Page.)
  27.0        Financial Data Schedule.


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

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in which this exhibit bears the same number, unless otherwise indicated.

(9) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 1997.

INDEPENDENT AUDITORS' CONSENT                                     EXHIBIT 23.1

We consent to the incorporation by reference in Registration Statements Nos. 33-87222, 33-90396, 333-10167 and 333-89223 of Micrel, Incorporated on Form
S-8 of our reports dated January 24, 2000, appearing in this Annual Report on Form 10-K of Micrel, Incorporated for the year ended December 31, 1999.

DELOITTE & TOUCHE LLP

San Jose, California
March 24, 2000