Form 10-Q
period 2000-03-31
MICREL INC
filed 2000-05-15
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2000.

    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                 to                 .
                                   ---------------    ----------------

    Commission File Number  0-25236


                   M I C R E L,   I N C O R P O R A T E D
            (Exact name of Registrant as specified in its charter)



            California                                    94-2526744
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


                1849 Fortune Drive, San Jose, CA       95131
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






As of April 30, 2000 there were 41,970,714 shares of common stock, no par value, outstanding.

                             MICREL, INCORPORATED
                                   INDEX TO
                             REPORT ON FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 2000

                                                                     Page
                                                                     ----
                       PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheets -
              March 31, 2000 and December 31, 1999                     3

             Condensed Consolidated Income Statements -
              Three Months Ended March 31, 2000 and 1999               4

             Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2000 and 1999               5

             Notes to Condensed Consolidated Financial Statements      6

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9

Item 3.      Quantitative and Qualitative Disclosures about
              Market Risk                                             14

                         PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings                                        15

Item 6.      Exhibits and Reports on Form 8-K                         16


             Signature                                                17

ITEM 1.    FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                    March 31,  December 31,
                                                      2000        1999 (1)
                                                   ----------  ------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $   13,689    $   15,360
   Short-term investments                              47,475        36,337
   Accounts receivable, net                            43,990        39,472
   Inventories                                         21,616        23,851
   Other current assets                                 1,794         1,108
   Deferred income taxes                               12,592        11,388
                                                   ----------    ----------
      Total current assets                            141,156       127,516

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET              72,655        67,162
INTANGIBLE ASSETS, NET                                  7,399         7,933
OTHER ASSETS                                              464           483
                                                   ----------    ----------
TOTAL                                              $  221,674    $  203,094
                                                   ==========    ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $    6,295    $   11,241
   Income taxes payable                                10,963        12,230
   Deferred income on shipments to distributors         9,254         6,541
   Other current liabilities                            9,849         8,666
   Current portion of long-term debt                    5,170         5,132
                                                   ----------    ----------
      Total current liabilities                        41,531        43,810

LONG-TERM DEBT                                          7,549         8,854
OTHER LONG-TERM OBLIGATIONS                             1,408         1,761

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -
    authorized: 5,000,000 shares;
    issued and outstanding: none                          --             --
   Common stock, no par value -
    authorized: 100,000,000 shares;
    issued and outstanding:
    2000 - 41,789,236; 1999 - 41,417,576               60,275        51,954
   Accumulated other comprehensive income (loss)          (23)           15
   Retained earnings                                  110,934        96,700
                                                   ----------    ----------
      Total shareholders' equity                      171,186       148,669
                                                   ----------    ----------
TOTAL                                              $  221,674    $  203,094
                                                   ==========    ==========


(1) Derived from the December 31, 1999 audited balance sheet included in the 1999 Annual Report on Form 10-K of Micrel, Incorporated

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)
                   (In thousands, except per share amounts)

                                                     Three Months Ended
                                                          March  31,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
NET REVENUES                                       $   67,313    $   40,571

COST OF REVENUES                                       29,145        17,945
                                                   ----------    ----------
GROSS PROFIT                                           38,168        22,626

OPERATING EXPENSES:
   Research and development                             8,230         5,818
   Selling, general and administrative                  9,306         5,821
                                                   ----------    ----------
      Total operating expenses                         17,536        11,639
                                                   ----------    ----------
INCOME FROM OPERATIONS                                 20,632        10,987

OTHER INCOME (LOSS), NET                                  612            (4)
                                                   ----------    ----------
INCOME BEFORE INCOME TAXES                             21,244        10,983

PROVISION FOR INCOME TAXES                              7,010         3,624
                                                   ----------    ----------
NET INCOME                                         $   14,234    $    7,359
                                                   ==========    ==========


NET INCOME PER SHARE:
      Basic                                        $     0.34    $     0.18
                                                   ==========    ==========
      Diluted                                      $     0.30    $     0.17
                                                   ==========    ==========

SHARES USED IN COMPUTING PER
   SHARE AMOUNTS:
      Basic                                            41,603        40,290
                                                   ==========    ==========
      Diluted                                          47,132        43,830
                                                   ==========    ==========

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)
                                                        Three Months Ended
                                                             March  31,
                                                     ------------------------
                                                        2000          1999
                                                     ----------    ----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES      $   17,947    $   10,175

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements    (10,942)       (5,655)
   Purchases of short-term investments                  (38,816)      (14,919)
   Proceeds from sales and maturities of short-term
    investments                                          27,640        15,000
                                                     ----------    ----------
      Net cash used in investing activities             (22,118)       (5,574)
                                                     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                          (1,267)       (1,547)
   Proceeds from the issuance of common stock, net        3,767           822
                                                     ----------    ----------
      Net cash provided by (used in) financing
       activities                                         2,500          (725)
                                                     ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,671)        3,876

CASH AND CASH EQUIVALENTS - Beginning of period          15,360        13,415
                                                     ----------    ----------

CASH AND CASH EQUIVALENTS - End of period            $   13,689    $   17,291
                                                     ==========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                            $      284    $      394
                                                     ==========    ==========
   Cash paid for income taxes                        $    5,230    $      577
                                                     ==========    ==========


See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited


1.    SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 2000 and for the quarter ended March 31, 2000 and 1999 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Net Income per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                                     Three Months Ended
                                                          March  31,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
Weighted average common shares outstanding             41,603        40,290

Dilutive effect of stock options outstanding using
   the treasury stock method                            5,529         3,540
                                                   ----------    ----------
Shares used in computing diluted net income
   per share                                           47,132        43,830
                                                   ==========    ==========


2.    INVENTORIES

Inventories consist of the following (in thousands):

                                                    March 31,  December 31,
                                                      2000        1999 (1)
                                                   ----------  ------------
   Finished goods                                  $    5,297    $    5,958
   Work in process                                     14,457        16,125
   Raw materials                                        1,862         1,768
                                                   ----------    ----------
                                                   $   21,616    $   23,851
                                                   ==========    ==========


3.    BORROWING ARRANGEMENTS

Under a revolving line of credit and security agreement, the Company can borrow up to 80% of its eligible accounts receivable to a maximum of $5.0 million. Borrowings under the line of credit agreement bear interest rates of, at the Company's election, the prime rate (9.0% at March 31, 2000) or the bank's offshore rate, which approximates LIBOR (6.29% at March 31, 2000) plus
2.0. There were no borrowings under this revolving line of credit at March 31, 2000.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited


Under the same security agreement, the Company has a non-revolving bank line of credit of $40.0 million for funding purchases of capital equipment under which the Company may borrow up to 100% of the cost of such equipment. Amounts borrowed under this credit line are converted to four-year installment notes. All equipment notes are collateralized by substantially all of the Company's manufacturing equipment and bear interest rates of, at the Company's election, the prime rate (9.0% at March 31, 2000), the banks non-revolving offshore rate, which approximates LIBOR (6.29% at March 31, 2000) plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (6.35% at March 31, 2000) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (6.23% at March 31, 2000) plus 2.75%. There were no borrowings under this non-revolving line of credit at March 31, 2000.

The two lines of credit are covered by the same loan and security agreement, which expires April 30, 2001 subject to automatic renewal on a month to month basis thereafter unless terminated by either party upon 30 days notice.

The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2000.


4.    SIGNIFICANT  CUSTOMERS

During the quarter ended March 31, 2000, three customers accounted for $9.1 million (13.5%), $8.3 million (12.3%) and $7.7 million (11.4%) of net revenues, respectively. During the quarter ended March 31, 1999, no single customer accounted for 10% or more of net revenues.


5.    COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $14.2 million and $7.4 million for the quarter ended March 31, 2000 and 1999, respectively.


6.    SEGMENT REPORTING

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

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited

                          Net  Revenues  by  Segment
                           (Dollars  in  thousands)

                                                     Three Months Ended
                                                          March  31,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
    Net  Revenues:
    Standard  Products                             $   48,701    $   31,461
    Custom  and  Foundry  Products                     18,612         9,110
                                                   ----------    ----------
      Total  net  revenues                         $   67,313    $   40,571
                                                   ==========    ==========

    As  a  Percentage  of  Total  Net  Revenues:
    Standard  Products                                     72%           78%
    Custom  and  Foundry  Products                         28            22
                                                   ----------    ----------
      Total  net  revenues                                100%          100%
                                                   ==========    ==========


7.    RECENTLY ISSUED ACCOUNTING STANDARDS

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


8.    SUBSEQUENT EVENT

On April 13, 2000, the Company completed the acquisition of Electronic Technology Corporation ("ETC"), a privately held provider of power management and mixed signal products for the portable computing, communications and automotive markets. Under the terms of the merger agreement, the Company issued 76,120 shares of common stock in exchange for the outstanding shares of capital stock of ETC. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Micrel designs, develops, manufactures and markets a range of high performance standard analog, high-speed mixed-signal and digital integrated circuits. These circuits are used in a wide variety of electronics products, including those in the telecommunications, computer, industrial, and high bandwidth communications markets. In addition to standard products, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services.

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 72% of net revenues for the quarter ended March 31, 2000 as compared to 78% for the similar period in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures, the successful development of new products, and the Company's ability to ramp up manufacturing capacity to meet increasing demand. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                                     Three Months Ended
                                                          March  31,
                                                   ------------------------
                                                      2000          1999
                                                   ----------    ----------
          Net revenues                                  100.0%        100.0%
          Cost of revenues                               43.3          44.2
                                                   ----------    ----------
            Gross profit                                 56.7          55.8
                                                   ----------    ----------
          Operating expenses:
            Research and development                     12.2          14.3
            Selling, general and administrative          13.8          14.4
                                                   ----------    ----------
              Total operating expenses                   26.0          28.7
                                                   ----------    ----------
          Income from operations                         30.7          27.1
          Other income (loss), net                        0.9           0.0
                                                   ----------    ----------
          Income before income taxes                     31.6          27.1
          Provision for income taxes                     10.5           9.0
                                                   ----------    ----------
          Net income                                     21.1%         18.1%
                                                   ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net Revenues. Net revenues increased 66% to $67.3 million for the quarter ended March 31, 2000 from $40.6 million for the same period in 1999. Standard products revenues increased 55% to $48.7 million representing 72% of net revenues for the quarter ended March 31, 1999 from $31.5 million or 78% of net revenues for the quarter ended March 31, 1999. Such increases resulted from increased unit shipments combined with an increase in average selling prices. Sales of standard products by the Company during the quarter were led by low dropout regulators, high bandwidth communications products and computer peripheral products. Such products were sold to manufacturers within the telecommunications, computer, industrial, and high bandwidth communications markets. Custom and foundry products revenues increased 104% to $18.6 million representing 28% of net revenues for the quarter ended March 31, 2000 from $9.1 million or 22% of net revenues for the comparable period in 1999. Such increases were due primarily to increased sales of custom high bandwidth communications products and to a lesser extent increased foundry sales.

The Company believes that pricing pressures that were prevalent during 1998 and the first half of 1999 have lessened as customers have become more concerned about product availability. Increasing end customer demand during the second half of 1999 and the first quarter of 2000 has resulted in capacity constraints and increasing order lead times for semiconductor suppliers in general. During the first quarter of 2000, standard product customer lead times increased as compared to the same period in 1999, but customer demand continues to be short-term focused. These factors limit forward visibility and affect the Company's ability to predict future sales levels and profitability.

International sales represented 42% and 47% of net revenues for the quarters ended March 31, 2000 and 1999, respectively. On a dollar basis, international sales increased 49% to $28.4 million for the quarter ended March 31, 2000 from $19.0 million for the comparable period in 1999. The dollar basis increase in international sales resulted from shipments to manufacturers of personal computers and communications products primarily in Asia and Europe.

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

Gross Profit. Gross profit is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 57% for the quarter ended March 31, 2000 from 56% for the comparable period in the prior year. The improvement in gross margin reflected an increase in manufacturing efficiency due to greater capacity utilization.

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

Research and Development Expenses. Research and development expenses include costs associated with the development of new processes and the definition, design and development of new products. The Company also expenses prototype wafers and new production mask sets related to new products as research and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

As a percentage of net revenues, research and development expenses represented 12% and 14% for the quarters ended March 31, 2000 and 1999, respectively. On a dollar basis, research and development expenses increased $2.4 million or 41% to $8.2 million for the quarter ended March 31, 2000 from $5.8 million for the comparable period in 1999. The dollar increase was primarily due to increased engineering staffing costs and increased prototype material costs. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 14% for each of the quarters ended March 31, 2000 and 1999, respectively. On a dollar basis, selling, general and administrative expenses increased $3.5 million or 60% to $9.3 million for the quarter ended March 31, 2000 from $5.8 million for the comparable period in 1999. The dollar increase was principally attributable to increased commissions and staffing costs associated with the growth of the Company's revenues, increased legal costs, and increased profit sharing accruals to promote personnel retention. The Company expects that selling, general and administrative expenses will increase on a dollar basis in the future.

Other Income (Loss), Net. Other income (loss), net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on line of credit borrowings and term notes. Other income
(loss), net increased $616,000 to a net income of $614,000 for the quarter ended March 31, 2000 from a net loss of $4,000 for the comparable period in 1999. The increase was primarily due to an increase in average cash and investment balances.

Provision for Income Taxes.   For the quarters ended March 31, 2000 and 1999,
the provision for income taxes was 33% of income before taxes. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate.

Acquisition of Electronic Technology Corporation. On April 13, 2000, the Company completed the acquisition of ETC, a privately held provider of power management and mixed signal products for the portable computing, communications and automotive markets. Under the terms of the merger agreement, the Company issued 76,120 shares of common stock in exchange for the outstanding shares of capital stock of ETC. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2000 consisted of cash and short-term investments of $61.2 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5.0 million under a revolving line of credit, of which all was unused and available at March 31, 2000, and (ii) $40.0 million under a non-revolving line of credit, of which all was unused and available at March 31, 2000. The two lines of credit are covered by the same loan and security agreement. This agreement expires on April 30, 2001 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2000. (see Note 3 of Notes to Condensed Consolidated Financial Statements contained in Item 1)

As of March 31, 2000, the Company had $12.7 million outstanding under term notes that are collateralized by the equipment purchased.

The Company's working capital increased by $15.9. million to $99.6 million as of March 31, 2000 from $83.7 million as of December 31, 1999. The increase was primarily attributable to a $9.5 million increase in cash, cash equivalents and short-term investments, $4.5 million increase in accounts receivable,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


combined with a $4.9 million decrease in accounts payable, which were partially offset by a $2.7 million increase in deferred income on shipments to distributors.

The Company's cash flows from operating activities increased to $17.9 million for the quarter ended March 31, 2000 from $10.2 million for the comparable period in the prior year. The cash flows from operating activities generated by the Company in the quarter ended March 31, 2000 were primarily attributable to net income of $18.7 million after adding back non-cash activities combined with an increase in income taxes payable of $3.3 million after adding back the tax benefit from employee stock transactions, an increase in deferred income on shipments to distributors of $2.7 million, and a decrease in inventories of $2.2 million, which were partially offset by a decrease in accounts payable of $4.9 million and an increase in accounts receivable of $4.5 million.

The Company's investing activities during the quarter ended March 31, 2000 used cash of $22.1 million as compared to $5.6 million of cash used for investing activities during the comparable period in the prior year. Cash used for investing activities during the quarter ended March 31, 2000 resulted from net purchases of short-term investments of $11.2 million and net purchases of property, plant and equipment of $10.9 million primarily for wafer fab and testing equipment to increase production capacity..

The Company's financing activities during the quarter ended March 31, 2000 provided cash of $2.5 million as compared to cash used of $700,000 during the comparable period in the prior year. Cash provided by financing activities during the quarter ended March 31, 2000 was the result of $3.8 million in proceeds from the issuance of common stock through the exercise of employee stock options, which was partially offset by $1.3 million in repayments of long-term debt.

The Company currently intends to spend up to approximately $100.0 million during 2000 primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 2000 will be met by its existing cash balances and short-term investments, cash from operations and its existing credit facilities.

Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to timely acquire, install and utilize capital equipment to expand manufacturing capacity to meet increasing demand, availability of production capacity at assembly subcontractors, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's ability to hire and retain key technical and management personnel, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors include product features, performance, price, timing of product introductions, emergence of new computer standards, quality and customer support. Because the standard products market for integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demand for integrated circuits, the Company expects intensified competition from existing integrated circuit suppliers and the entry of new competition. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition, results of operations, or cash flows.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in several lawsuits regarding claims of patent infringement. See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q. There can be no assurance that these existing lawsuits or any other potential future litigation (or claims for indemnity resulting from infringement claims) will not materially adversely affect the Company's business, financial condition, results of operations, or cash flows.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 1999 Form 10-K have not changed significantly during the quarter ended March 31, 2000.

                         PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On July 2, 1999, National Semiconductor Corporation (''National''), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringes five National Semiconductor patents. The complaint in the lawsuit seeks unspecified compensatory damages for infringement, treble damages as well as permanent injunctive relief against further infringement of the National patents at issue.

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against 88 defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company intends to defend itself against these claims.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities. In April 2000, the Company issued 76,120 shares of its common stock in exchange for all outstanding shares of common stock of Electronic Technology Corporation, a then privately held corporation, in connection with the acquisition of that corporation. The shares of common stock issued as acquisition consideration were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits.

    Exhibit
    Number         Description
    ------     -------------------------

     10.1      Standard Industrial/Commercial Single-Tenant Lease Agreement
                Dated March 3, 2000 between the Registrant and Rose
                Ventures II
     10.2      Loan and Security Agreement Dated March 8, 2000 between the
                Registrant and Bank of the West
     27.1      Financial Data Schedule.


    (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MICREL, INCORPORATED
                                --------------------
                                    (Registrant)



Date: May 15, 2000            By   /s/ Richard D. Crowley, Jr.
                                  ----------------------------
                                     Richard D. Crowley, Jr.
                                  Vice President, Finance and
                                      Chief Financial Officer
                                    (Authorized Officer and
                                  Principal Financial Officer)