Form 10-Q
period 2000-06-30
MICREL INC
filed 2000-08-11
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2000.

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




As of July 31, 2000 there were 84,178,300 shares of common stock, no par value, outstanding.

                            MICREL, INCORPORATED
                                  INDEX TO
                             REPORT ON FORM 10-Q
                       FOR QUARTER ENDED JUNE 30, 2000

                                                                     Page
                                                                     ----
                       PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets
            - June 30, 2000 and December 31, 1999                      3

           Condensed Consolidated Income Statements
            - Three and Six Months  Ended June 30, 2000 and 1999       4

           Condensed Consolidated Statements of Cash Flows
            - Six Months Ended June 30, 2000 and 1999                  5

        Notes to Condensed Consolidated Financial Statements           6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     9

Item 3. Quantitative and Qualitative Disclosures about Market Risk    14


                        PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                             15

Item 2. Changes in Securities and Use of Proceeds                     16

Item 4. Submission of Matters to a Vote of Security Holders           16

Item 6. Exhibits and Reports on Form 8-K                              17


        Signature                                                     18

ITEM 1.    FINANCIAL STATEMENTS

                            MICREL, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                  June 30,      December 31,
                                                    2000          1999 (1)
                                                ------------    ------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                    $   22,577      $   15,360
   Short-term investments                           52,974          36,337
   Accounts receivable, net                         49,656          39,472
   Inventories                                      21,491          23,851
   Other current assets                              1,462           1,108
   Deferred income taxes                            13,205          11,388
                                                ----------      ----------
      Total current assets                         161,365         127,516

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET           80,852          67,162
INTANGIBLE ASSETS, NET                               6,858           7,933
OTHER ASSETS                                           386             483
                                                ----------      ----------
TOTAL                                           $  249,461      $  203,094
                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                             $   11,059      $   11,241
   Income taxes payable                             12,444          12,230
   Deferred income on shipments to distributors     10,416           6,541
   Other current liabilities                         9,473           8,666
   Current portion of long-term debt                 5,207           5,132
                                                ----------      ----------
      Total current liabilities                     48,599          43,810

LONG-TERM DEBT                                       6,234           8,854
OTHER LONG-TERM OBLIGATIONS                          1,629           1,761

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value
    - authorized: 5,000,000 shares;
      issued and outstanding: none                     --              --
   Common stock, no par value
    - authorized: 250,000,000 shares;
      issued and outstanding:
      2000 - 84,130,900; 1999 - 82,835,152          63,784          51,954
   Accumulated other comprehensive income              --               15
   Retained earnings                               129,215          96,700
                                                ----------      ----------
      Total shareholders' equity                   192,999         148,669
                                                ----------      ----------
TOTAL                                           $  249,461      $  203,094
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

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)
                   (In thousands, except per share amounts)

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2000       1999        2000       1999
                                ---------  ---------   ---------  ---------

NET REVENUES                    $  75,845  $  44,178   $ 143,158  $  84,749

COST OF REVENUES                   31,988     19,439      61,133     37,384
                                ---------  ---------   ---------  ---------

GROSS PROFIT                       43,857     24,739      82,025     47,365
                                ---------  ---------   ---------  ---------

OPERATING EXPENSES:
   Research and development         8,043      6,210      16,273     12,028
   Selling, general and
    administrative                 10,233      6,430      19,539     12,251
                                ---------  ---------   ---------  ---------
      Total operating expenses     18,276     12,640      35,812     24,279
                                ---------  ---------   ---------  ---------

INCOME FROM OPERATIONS             25,581     12,099      46,213     23,086

OTHER INCOME, NET                     765         49       1,377         45
                                ---------  ---------   ---------  ---------

INCOME BEFORE INCOME TAXES         26,346     12,148      47,590     23,131

PROVISION FOR INCOME TAXES          8,697      4,009      15,707      7,633
                                ---------  ---------   ---------  ---------

NET INCOME                      $  17,649  $   8,139   $  31,883  $  15,498
                                =========  =========   =========  =========



NET INCOME PER SHARE:
      Basic                     $    0.21  $    0.10   $    0.38  $    0.19
                                =========  =========   =========  =========
      Diluted                   $    0.19  $    0.09   $    0.34  $    0.18
                                =========  =========   =========  =========

SHARES USED IN COMPUTING PER
   SHARE AMOUNTS:
      Basic                        83,953     81,352      83,580     80,968
                                =========  =========   =========  =========
      Diluted                      94,281     88,904      94,273     88,284
                                =========  =========   =========  =========


See notes to condensed consolidated financial statements.


                             MICREL, INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                         Six Months Ended
                                                             June  30,
                                                      ---------------------
                                                         2000        1999
                                                      ---------   ---------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES       $  44,350   $  18,307
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold
    improvements, net                                   (24,460)    (11,642)
   Purchases of short-term investments                  (63,907)    (33,758)
   Proceeds from sales and maturities of
    short-term investments                               47,281      23,090
                                                      ---------   ---------
      Net cash used in investing activities             (41,086)    (22,310)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                          (2,779)     (2,969)
   Proceeds from the issuance of common stock, net        6,732       3,897
                                                      ---------   ---------
      Net cash provided by financing activities           3,953         928
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      7,217      (3,075)

CASH AND CASH EQUIVALENTS - Beginning of period          15,360      13,415
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS - End of period             $  22,577   $  10,340
                                                      =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                             $     543   $     758
                                                      =========   =========
   Cash paid for income taxes                         $  12,643   $   3,958
                                                      =========   =========


See notes to condensed consolidated financial statements.

                           MICREL, INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.    SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Net Income per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. In June 2000, the Company declared a two-for-one stock split of its common stock in the form of a 100% stock dividend payable June 27, 2000, on all shares of common stock outstanding as of June 6, 2000. All share and per share information in the accompanying condensed consolidated financial statements has been adjusted to retroactively give effect to the stock split for all periods presented.

Reconciliation of weighted average shares used in computing net income per share is as follows
(in thousands):

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2000       1999        2000       1999
                                ---------  ---------   ---------  ---------
Weighted average common shares
  outstanding                      83,953     81,352      83,580     80,968

Dilutive effect of stock options
  outstanding using the treasury
  stock method                     10,328      7,552      10,693      7,316
                                ---------  ---------   ---------  ---------
Shares used in computing diluted
  net income per share             94,281     88,904      94,273     88,284
                                =========  =========   =========  =========


2.    INVENTORIES

Inventories consist of the following (in thousands):

                                                  June 30,      December 31,
                                                    2000            1999
                                                ------------    ------------
   Finished goods                               $    6,293      $    5,958
   Work in process                                  13,640          16,125
   Raw materials                                     1,558           1,768
                                                ----------      ----------
                                                $   21,491      $   23,851
                                                ==========      ==========


                           MICREL, INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


3.    SIGNIFICANT  CUSTOMERS
During the six months ended June 30, 2000, three customers accounted for $18.1 million (12.6%), $17.2 million (12.0%) and $15.4 million (10.8%) of net revenues, respectively. During the six months ended June 30, 1999, no single customer accounted for 10% or more of net revenues.


4.    COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $17.6 million and $31.9 million for the three and six months ended June 30, 2000, respectively, and $8.1 million and $15.5 million for the three and six months ended 1999, respectively.


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

                           Net Revenues by Segment
                            (Dollars in thousands)

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2000       1999        2000       1999
                                ---------  ---------   ---------  ---------
Net Revenues:
Standard Products               $  54,245  $  33,817   $ 102,946  $  65,278
Custom and Foundry Products        21,600     10,361      40,212     19,471
                                ---------  ---------   ---------  ---------
   Total net revenues           $  75,845  $  44,178   $ 143,158  $  84,749
                                =========  =========   =========  =========


As a Percentage of Total
  Net Revenues:
Standard Products                      72%        77%         72%        77%
Custom and Foundry Products            28%        23%         28%        23%
                                ---------  ---------   ---------  ---------
   Total net revenues                 100%       100%        100%       100%
                                =========  =========   =========  =========


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

                           MICREL, INCORPORATED
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) no. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's fourth quarter of 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the year, with a restatement of all prior interim quarters in the year. Management has completed its preliminary review of SAB 101, but has not completed its final evaluation of the effects, if any, that SAB 101 may have on the Company's income statement presentation, operating results or financial position. The Company believes further clarifications of this SAB will be issued by the SEC before adoption is required. The Company intends to complete its final evaluation of SAB 101 during the fourth quarter of 2000.


7.    ACQUISITION

On April 13, 2000, the Company completed the acquisition of Electronic Technology Corporation ("ETC"), a privately held provider of power management and mixed signal products for the portable computing, communications and automotive markets. Under the terms of the merger agreement, the Company issued 76,120 shares of common stock (on a pre-split basis, prior to the June 2000 two-for-one stock split) in exchange for the outstanding shares of capital stock of ETC. The transaction is accounted for as a pooling of interests. Prior period financial statements presented have not been restated to include the ETC results as the impact was not material.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 72% of net revenues for the three and six months ended June 30, 2000 as compared to 78% for the similar periods in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2000       1999        2000       1999
                                ---------  ---------   ---------  ---------
Net revenues                        100.0%     100.0%      100.0%     100.0%
Cost of revenues                     42.2       44.0        42.7       44.1
                                ---------  ---------   ---------  ---------
    Gross profit                     57.8       56.0        57.3       55.9
                                ---------  ---------   ---------  ---------
Operating expenses:
   Research and development          10.6       14.1        11.4       14.2
   Selling, general and
    administrative                   13.5       14.5        13.6       14.5
                                ---------  ---------   ---------  ---------
      Total operating expenses       24.1       28.6        25.0       28.7
                                ---------  ---------   ---------  ---------
Income from operations               33.7       27.4        32.3       27.2
Other income, net                     1.0        0.1         1.0        0.1
                                ---------  ---------   ---------  ---------
Income before income taxes           34.7       27.5        33.2       27.3
Provision for income taxes           11.4        9.1        11.0        9.0
                                ---------  ---------   ---------  ---------
Net income                           23.3%      18.4%       22.3%      18.3%
                                =========  =========   =========  =========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (CONTINUED)


Net Revenues. Net revenues increased 72% to $75.8 million for the three months ended June 30, 2000 from $44.2 million for the same period in 1999. For the six months ended June 30, 2000, net revenues increased 69% to $143.2 million from $84.7 million for the same period in 1999. The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 72% of net revenues for the three and six months ended June 30, 2000 as compared to 78% for the similar periods in the prior year. On a dollar basis, standard products revenues increased 60% to $54.2 million for the three months ended June 30, 2000 from $33.8 million for same period in 1999. For the six months ended June 30, 2000, standard products revenues increased 58% to $102.9 million from $65.3 million for same period in 1999. Such increases resulted from increased unit shipments combined with an increase in average selling prices. Sales of standard products by the Company during the three and six months ended June 30, 2000 were led by low dropout regulators, high bandwidth communications products and computer peripheral products. Such products were sold to manufacturers in the telecommunications, high bandwidth communications, computer, and industrial markets. Custom and foundry products revenues increased 108% to $21.6 million representing 28% of net revenues for the three months ended June 30, 2000 from $10.4 million or 23% of net revenues for the comparable period in 1999. For the six months ended June 30, 2000, custom and foundry products revenues increased 107% to $40.2 million representing 28% of net revenues from $19.5 million or 23% of net revenues for the comparable period in 1999. Such increases were due primarily to increased sales of custom high bandwidth communications products and to a lesser extent increased foundry sales.

The Company believes that pricing pressures that were prevalent during the first half of 1999 have lessened as customers have become more concerned about product availability. Increasing end customer demand during the second half of 1999 and the first half of 2000 has resulted in capacity constraints and increasing order lead times for semiconductor suppliers in general. During the first and second quarters of 2000, standard product customer lead times and customer order rates increased compared to the same periods in 1999, resulting in increased order backlog. Despite increased forward visibility, customer demand remains volatile limiting the Company's ability to predict future sales levels and profitability.

International sales represented 39% and 43% of net revenues for the three months ended June 30, 2000 and 1999, respectively. On a dollar basis, international sales increased 58% to $29.8 million for the three months ended June 30, 2000 from $18.8 million for the comparable period in 1999. For the six months ended June 30, 2000 and 1999, international sales represented 41% and 43% of net revenues, respectively. On a dollar basis, international sales increased 54% to $58.2 million for the six months ended June 30, 2000 from $37.8 million for the comparable period in 1999. The dollar basis increases in international sales for the three and six months ended June 30, 2000 resulted from increased unit shipments to manufacturers of personal computers and communications products primarily in Asia and Europe.

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

Gross Profit. Gross profit is affected by the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 58% for the three months ended June 30, 2000 from 56% for the comparable period in the prior year. For the six months ended June 30, 2000, gross margin increased to 57% from 56% for the comparable period in the prior year. The improvement in gross

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (CONTINUED)


margin reflected increases in manufacturing efficiency due to greater capacity utilization and higher average selling prices.

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

As a percentage of net revenues, research and development expenses represented 11% and 14% for the three months ended June 30, 2000 and 1999, respectively. On a dollar basis, research and development expenses increased $1.8 million or 30% to $8.0 million for the three months ended June 30, 2000 from $6.2 million for the comparable period in 1999. For the six months ended June 30, 2000 and 1999, research and development expenses represented 11% and 14% of net revenues, respectively. On a dollar basis, research and development expenses increased $4.2 million or 35% to $16.3 million for the six months ended June 30, 2000 from $12.0 million for the comparable period in 1999. The dollar increases were primarily due to increased engineering staffing costs and increased prototype material costs. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 14% and 15% for the three months ended June 30, 2000 and 1999, respectively. On a dollar basis, selling, general and administrative expenses increased $3.8 million or 59% to $10.2 million for the three months ended June 30, 2000 from $6.4 million for the comparable period in 1999. For the six months ended June 30, 2000 and 1999, selling, general and administrative expenses represented 14% and 15% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses increased $7.3 million or 59% to $19.5 million for the six months ended June 30, 2000 from $12.3 million for the comparable period in 1999. The dollar increases were principally attributable to increased commissions and staffing costs associated with the growth of the Company's revenues, increased legal costs, and increased profit sharing accruals to promote personnel retention. The Company expects that selling, general and administrative expenses will increase on a dollar basis in the future.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on line of credit borrowings and term notes. Other income, net increased $716,000 to $765,000 for the three months ended June 30, 2000 from $49,000 for the comparable period in 1999. For the six months ended June 30, 2000, other income, net increased $1.3 million to $1.4 million from $45,000 for the comparable period in 1999. These increases were primarily due to an increase in average cash and investment balances combined with increased rate of returns on such balances..

Provision for Income Taxes.   For the three and six months ended June 30,
2000 and 1999, the provision for income taxes was 33% of income before taxes. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate.

Acquisition of Electronic Technology Corporation. On April 13, 2000, the Company completed the acquisition of Electronic Technology Corporation ("ETC"), a privately held provider of power management and mixed signal products for the portable computing, communications and automotive markets. Under the terms of the merger agreement, the Company issued 76,120 shares of common stock (on a pre-split basis, prior to the June 2000 two-for-one stock split) in exchange for the outstanding shares of capital stock of ETC. The

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (CONTINUED)


transaction is accounted for as a pooling of interests. Prior period financial statements presented have not been restated to include the ETC results as the impact was not material.


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2000 consisted of cash and short-term investments of $75.6 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5.0 million under a revolving line of credit, of which all was unused and available at June 30, 2000, and (ii) $40.0 million under a non-revolving line of credit, of which all was unused and available at June 30, 2000. The two lines of credit are covered by the same loan and security agreement. This agreement expires on April 30, 2001 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 2000.

As of June 30, 2000, the Company had $11.4 million outstanding under term notes that are collateralized by the equipment purchased.

The Company's working capital increased by $29.1 million to $112.8 million as of June 30, 2000 from $83.7 million as of December 31, 1999. The increase was primarily attributable to a $23.9 million increase in cash, cash equivalents and short-term investments and a $10.2 million increase in accounts receivable, which were partially offset by a $3.9 million increase in deferred income on shipments to distributors and a $2.4 million decrease in inventory.

The Company's cash flows from operating activities increased to $44.4 million for the six months ended June 30, 2000 from $18.3 million for the comparable period in the prior year. The cash flows from operating activities generated by the Company in the six months ended June 30, 2000 were primarily attributable to net income of $42.2 million after adding back non-cash activities combined with an increase in income taxes payable of $5.3 million (excluding the impact of tax benefits from employee stock transactions), an increase in deferred income on shipments to distributors of $3.9 million, and a decrease in inventories of $2.4 million, which were partially offset by an increase in accounts receivable of $10.2 million.

The Company's investing activities during the six months ended June 30, 2000 used cash of $41.1 million as compared to $22.3 million of cash used for investing activities during the comparable period in the prior year. Cash used for investing activities during the six months ended June 30, 2000 resulted from net purchases of equipment and leasehold improvements of $24.5 million that were primarily for wafer fab and testing equipment to increase production capacity and net purchases of short-term investments of $16.6 million.

The Company's financing activities during the six months ended June 30, 2000 provided cash of $4.0 million as compared to $928,000 during the comparable period in the prior year. Cash provided by financing activities during the six months ended June 30, 2000 was the result of $6.7 million in proceeds from the issuance of common stock through the exercise of employee stock options and purchases through the employee stock purchase plan, which were partially offset by $1.5 million in repayments of long-term debt.

The Company currently intends to spend up to approximately $80.0 million during 2000 primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 2000 will be met by cash from operations, its existing cash balances and short-term investments and its existing credit facilities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (CONTINUED)


Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the Year ended December 31, 1999 and within the Company's registration statement on Form S-3 as filed with the Securities and Exchange Commission on May 25, 2000.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in its Form 10-K for the year ended December 31, 1999 have not changed significantly during the three and six months ended June 30, 2000.

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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741 which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. On August 20, 1999 the United States District Court in San Jose, adjudicated in favor of the Company, dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. An appeal of the judgment was filed by Linear on September 17, 1999.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)    Recent Sales of Unregistered Securities.

In April 2000, the Company issued 76,120 shares of its common stock (on a pre-split basis, prior to the June 2000 two-for-on stock split) in exchange for all outstanding shares of common stock of Electronic Technology Corporation, a then privately held corporation, in connection with the acquisition of that corporation. The shares of common stock issued as acquisition consideration were issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 25, 2000 at 12:00 p.m. local time, at its corporate offices located at 1931 Fortune Drive, San Jose, California. The Annual Meeting was held for the purpose of (a) electing five members of the Board of Directors, (b) approval of an amendment to the Company's Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000 shares, (c) ratifying and approving the appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 and (d) transacting such other business as may properly come before the Annual Meeting. Three matters below were voted upon and approved:

Proposal No. 1 - Election of five members of the Board of Directors:

The following persons were duly elected to the Board by the shareholders for a one year term and until their successors are elected and qualified:

      NOMINATION           FOR        ABSTAINED
      ----------           ---        ---------
   Raymond D. Zinn     37,423,484       66,273
   Warren H. Muller    37,421,372       68,385
   Larry L. Hansen     37,419,918       69,839
   George Kelly        37,423,132       66,625
   Dale L. Peterson    37,421,112       68,645


Proposal No. 2 - approval of an amendment to the Company's Restated Articles of Incorporation, as amended.

      FOR            AGAINST          ABSTAINED
      ---            ------           ---------
   32,146,423       4,974,591          368,743



Proposal No. 3 - Ratification of the Appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the Fiscal Year Ending December 31, 2000:

NOMINATION                    FOR        AGAINST   ABSTAINED
----------                    ---        -------   ---------
Deloitte & Touche LLP      37,478,092     4,907      6,758

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

Exhibit
Number     Description
-------    -----------
  27.1     Financial Data Schedule.


(b)    Reports on Form 8-K.

The Company did not file any Reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                MICREL, INCORPORATED
                                    (Registrant)



Date: August 11,  2000                By  /s/ Richard D. Crowley, Jr.
                                         ----------------------------
                                           Richard D. Crowley, Jr.
                                         Vice President, Finance and
                                         Chief Financial Officer
                                         (Authorized Officer and
                                         Principal Financial Officer)