Form 10-Q
period 2000-09-30
MICREL INC
filed 2000-11-14
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000.

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



As of November 13, 2000 there were 85,192,359 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                               REPORT ON FORM 10-Q
                      FOR QUARTER ENDED September 30, 2000

                                                                         Page

                        PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets -
           September 30,2000 and December 31, 1999                        3

          Condensed Consolidated Income Statements -
           Three and Nine Months Ended September 30, 2000 and 1999        4

          Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2000 and 1999                  5

          Notes to Condensed Consolidated Financial Statements            6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

Item 3. Quantitative and Qualitative Disclosures about Market Risk       14


                          PART II.   OTHER INFORMATION

Item 1. Legal Proceedings                                                15


Item 6. Exhibits and Reports on Form 8-K                                 16

        Signature                                                        17

ITEM 1.    FINANCIAL STATEMENTS

                              MICREL, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                September 30,   December 31,
                                                     2000           1999 (1)
                                                -------------   ------------
                                                 (Unaudited)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                     $   64,777      $   15,360
   Short-term investments                            28,017          36,337
   Accounts receivable, net                          57,497          39,472
   Inventories                                       21,032          23,851
   Other current assets                               1,580           1,108
   Deferred income taxes                             16,567          11,388
                                                 ----------      ----------
      Total current assets                          189,470         127,516

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET            90,719          67,162
INTANGIBLE ASSETS, NET                                6,316           7,933
OTHER ASSETS                                            355             483
                                                 ----------      ----------
TOTAL                                            $  286,860      $  203,094
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $   11,065      $   11,241
   Income taxes payable                               1,349          12,230
   Deferred income on shipments to
    Distributors                                     13,358           6,541
   Other current liabilities                         12,807           8,666
   Current portion of long-term debt                  5,246           5,132
                                                 ----------      ----------
      Total current liabilities                      43,825          43,810

LONG-TERM DEBT                                        4,994           8,854
OTHER LONG-TERM OBLIGATIONS                           1,580           1,761

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -
    authorized: 5,000,000 shares;
    issued and outstanding: none                        --              --
   Common stock, no par value -
    authorized: 250,000,000 shares;
    issued and outstanding:
    2000 - 85,081,309; 1999 - 82,835,152             85,306          51,954
   Accumulated other comprehensive income (loss)        (19)             15
   Retained earnings                                151,174          96,700
                                                 ----------      ----------
      Total shareholders' equity                    236,461         148,669
                                                 ----------      ----------
TOTAL                                            $  286,860      $  203,094
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

                              MICREL, INCORPORATED

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                --------------------   --------------------
                                   2000       1999        2000       1999
                                ---------  ---------   ---------  ---------

NET REVENUES                    $  86,549  $  50,091   $ 229,707  $ 134,840

COST OF REVENUES                   34,873     21,963      96,006     59,347
                                ---------  ---------   ---------  ---------

GROSS PROFIT                       51,676     28,128     133,701     75,493
                                ---------  ---------   ---------  ---------

OPERATING EXPENSES:
   Research and development         9,340      6,913      25,613     18,941
   Selling, general and
    administrative                 10,904      7,367      30,443     19,618
                                ---------  ---------   ---------  ---------
      Total operating expenses     20,244     14,280      56,056     38,559
                                ---------  ---------   ---------  ---------

INCOME FROM OPERATIONS             31,432     13,848      77,645     36,934

OTHER INCOME, NET                   1,345        134       2,722        179
                                ---------  ---------   ---------  ---------

INCOME BEFORE INCOME TAXES         32,777     13,982      80,367     37,113

PROVISION FOR INCOME TAXES         10,818      4,614      26,525     12,247
                                ---------  ---------   ---------  ---------

NET INCOME                      $  21,959  $   9,368   $  53,842  $  24,866
                                =========  =========   =========  =========


NET INCOME PER SHARE:
      Basic                     $    0.26  $    0.11   $    0.64  $    0.31
                                =========  =========   =========  =========
      Diluted                   $    0.23  $    0.10   $    0.57  $    0.28
                                =========  =========   =========  =========

SHARES USED IN COMPUTING PER
   SHARE AMOUNTS:
      Basic                        84,564     82,128      83,908     81,354
                                =========  =========   =========  =========
      Diluted                      95,779     90,704      94,775     89,090
                                =========  =========   =========  =========

See notes to condensed consolidated financial statements.


                              MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Nine Months Ended
                                                          September  30,
                                                      ---------------------
                                                         2000        1999
                                                      ---------   ---------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES       $  71,420   $  29,658

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold
    improvements, net                                   (40,402)    (19,410)
   Purchases of short-term investments                 (112,431)    (56,011)
   Proceeds from sales and maturities of
    short-term investments                              120,743      34,018
                                                      ---------   ---------
      Net cash used in investing activities             (32,090)    (41,403)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings                               ---        2,100
   Repayments of long-term debt                          (3,980)     (6,345)
   Proceeds from the issuance of common stock, net       14,067       5,839
                                                      ---------   ---------
      Net cash provided by financing activities          10,087       1,594
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             49,417     (10,151)

CASH AND CASH EQUIVALENTS - Beginning of period          15,360      13,415
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS - End of period             $  64,777   $   3,264
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                             $     756   $   1,159
                                                      =========   =========
   Cash paid for income taxes                         $  22,670   $   4,793
                                                      =========   =========

See notes to condensed consolidated financial statements.


                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.     SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                --------------------   --------------------
                                   2000       1999        2000       1999
                                ---------  ---------   ---------  ---------

Weighted average common
 shares outstanding                84,564     82,128      83,908     81,354
Dilutive effect of stock
 options outstanding using
 the treasury stock method         11,215      8,576      10,867      7,736
                                ---------  ---------   ---------  ---------

Shares used in computing
 diluted net income per share      95,779     90,704      94,775     89,090
                                =========  =========   =========  =========


2.     INVENTORIES

Inventories consist of the following (in thousands):

                                                September 30,   December 31,
                                                     2000           1999
                                                -------------   ------------
  Finished goods                                $    5,206       $   5,958
   Work in process                                   13,974          16,125
   Raw materials                                      1,852           1,768
                                                 ----------      ----------
                                                 $   21,032      $   23,851
                                                 ==========      ==========

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.     SIGNIFICANT  CUSTOMERS

During the nine months ended September 30, 2000, two customers accounted for $24.1 million (10.5%) and $23.4 million (10.2%) of net revenues, respectively. During the nine months ended September 30, 1999, no single customer accounted for 10% or more of net revenues.


4.     COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $22.0 million and $53.8 million for the three and nine months ended September 30, 2000, respectively, and $9.4 million and $24.9 million for the three and nine months ended September 30, 1999, respectively.


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

                            Net Revenues by Segment
                             (Dollars in thousands)

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                --------------------   --------------------
                                   2000       1999        2000       1999
                                ---------  ---------   ---------  ---------

Net Revenues:
Standard Products               $  69,026  $  40,111   $ 171,972  $ 105,389
Custom and Foundry Products        17,523      9,980      57,735     29,451
                                ---------  ---------   ---------  ---------
   Total net revenues           $  86,549  $  50,091   $ 229,707  $ 134,840
                                =========  =========   =========  =========

As a Percentage of Total
 Net Revenues:
Standard Products                      80%        80%         75%        78%
Custom and Foundry Products            20%        20%         25%        22%
                                ---------  ---------   ---------  ---------
   Total net revenues                 100%       100%        100%       100%
                                =========  =========   =========  =========



6.     RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently determining the impact of this statement, which adoption is not expected to materially impact the Company's consolidated financial position, results of operations or cash flows. The Company is required to adopt this statement in the first

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


quarter of fiscal year 2001, with early adoption permitted.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B which provides the SEC staff's views on selected revenue recognition issues. The guidance in SAB 101 must be adopted during the Company's fourth quarter of 2000 and the effects, if any, are required to be recorded through a retroactive, cumulative-effect adjustment as of the beginning of the year, with a restatement of all prior interim quarters in the year. Management has completed its preliminary review of SAB 101, but has not completed its final evaluation of the effects, if any, that SAB 101 may have on the Company's income statement presentation, operating results or financial position. The Company intends to complete its final evaluation of SAB 101 during the fourth quarter of 2000.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 80% of net revenues for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000 and 1999, the Company's standard products sales accounted for 75% and 78% of net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                --------------------   --------------------
                                   2000       1999        2000       1999
                                ---------  ---------   ---------  ---------
Net revenues                        100.0%     100.0%      100.0%     100.0%
Cost of revenues                     40.3       43.8        41.8       44.0
                                  -------    -------     -------    -------
    Gross profit                     59.7       56.2        58.2       56.0
                                  -------    -------     -------    -------
Operating expenses:
   Research and development          10.8       13.8        11.1       14.0
   Selling, general and
    Administrative                   12.6       14.7        13.3       14.6
                                  -------    -------     -------    -------
      Total operating expenses       23.4       28.5        24.4       28.6
                                  -------    -------     -------    -------
Income from operations               36.3       27.7        33.8       27.4
Other income, net                     1.6        0.2         1.2        0.1
                                  -------    -------     -------    -------
Income before income taxes           37.9       27.9        35.0       27.5
Provision for income taxes           12.5        9.2        11.6        9.1
                                  -------    -------     -------    -------
Net income                           25.4%      18.7%       23.4%      18.4%
                                  =======    =======     =======    =======


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (CONTINUED)


Net Revenues. Net revenues increased 73% to $86.5 million for the three months ended September 30, 2000 from $50.1 million for the same period in 1999. For the nine months ended September 30, 2000, net revenues increased 70% to $229.7 million from $134.8 million for the same period in 1999. The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 80% of net revenues for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000 and 1999, the Company's standard products sales accounted for 75% and 78% of net revenues, respectively. On a dollar basis, standard products revenues increased 72% to $69.0 million for the three months ended September 30, 2000 from $40.1 million for same period in 1999. For the nine months ended September 30, 2000, standard products revenues increased 63% to $172.0 million from $105.4 million for same period in 1999. Such increases resulted from increased unit shipments combined with an increase in average selling prices. Sales of standard products by the Company during the three and nine months ended September 30, 2000 were led by low dropout regulators, high bandwidth communications products and computer peripheral products.
Such products were sold to manufacturers in the telecommunications, high bandwidth communications, computer, and industrial markets. Custom and foundry products revenues increased 76% to $17.5 million representing 20% of net revenues for the three months ended September 30, 2000 from $10.0 million or 20% of net revenues for the comparable period in 1999. For the nine months ended September 30, 2000, custom and foundry products revenues increased 96% to $57.7 million representing 25% of net revenues from $29.5 million or 22% of net revenues for the comparable period in 1999. Such increases were due primarily to increased sales of custom high bandwidth communications products and to a lesser extent increased foundry sales.

Increasing end customer demand during the second half of 1999 and the first half of 2000 resulted in capacity constraints and increasing order lead times for semiconductor suppliers in general. During the first three quarters of 2000, standard product customer lead times and customer order rates increased compared to the same periods in 1999, resulting in increased order backlog. However, supply can quickly and unexpectedly match or exceed demand because end customer demand can quickly change and because semiconductor suppliers can also rapidly increase production outputs. The semiconductor industry has experienced such a change in the supply and demand situation, during the second and third quarters of 2000, in the mobile handset and personal computer markets. Other end markets may also experience similar fluctuations. Customers continuously adjust their inventories resulting in frequent changes in demand for the Company's products. The volatility of customer demand limits the Company's ability to predict future levels of sales and profitability.

International sales represented 35% and 49% of net revenues for the three months ended September 30, 2000 and 1999, respectively. On a dollar basis, international sales increased 23% to $30.5 million for the three months ended September 30, 2000 from $24.7 million for the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, international sales represented 39% and 46% of net revenues, respectively. On a dollar basis, international sales increased 42% to $88.7 million for the nine months ended September 30, 2000 from $62.6 million for the comparable period in 1999. The dollar basis increases in international sales for the three and nine months ended September 30, 2000 resulted from increased unit shipments to manufacturers of personal computers and communications products primarily in Asia and Europe.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (CONTINUED)


Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 60% for the three months ended September 30, 2000 from 56% for the comparable period in the prior year. For the nine months ended September 30, 2000, gross margin increased to 58% from 56% for the comparable period in the prior year. The improvement in gross margin reflected higher average selling prices, an increased mix of higher gross margin products and increases in manufacturing efficiency due to greater capacity utilization.

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

As a percentage of net revenues, research and development expenses represented 11% and 14% for the three months ended September 30, 2000 and 1999, respectively. On a dollar basis, research and development expenses increased $2.4 million or 35% to $9.3 million for the three months ended September 30, 2000 from $6.9 million for the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, research and development expenses represented 11% and 14% of net revenues, respectively. On a dollar basis, research and development expenses increased $6.7 million or 35% to $25.6 million for the nine months ended September 30, 2000 from $18.9 million for the comparable period in 1999. The dollar increases were primarily due to increased engineering staffing costs and increased prototype material costs. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 13% and 15% for the three months ended September 30, 2000 and 1999, respectively. On a dollar basis, selling, general and administrative expenses increased $3.5 million or 48% to $10.9 million for the three months ended September 30, 2000 from $7.4 million for the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, selling, general and administrative expenses represented 13% and 15% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses increased $10.8 million or 55% to $30.4 million for the nine months ended September 30, 2000 from $19.6 million for the comparable period in 1999. The dollar increases were principally attributable to increased commissions and staffing costs associated with the growth of the Company's revenues, increased legal costs, and increased profit sharing accruals to promote personnel retention. The Company expects that selling, general and administrative expenses will increase on a dollar basis in the future.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on term notes. Other income, net increased $1.2 million to $1.3 million for the three months ended September 30, 2000 from $134,000 for the comparable period in 1999. For the nine months ended September 30, 2000, other income, net increased $2.5 million to $2.7 million from $179,000 for the comparable period in 1999. These increases were primarily due to an increase in average cash and investment balances combined with increased rate of returns on such balances.

Provision for Income Taxes.   For the three and nine months ended
September 30, 2000 and 1999, the provision for income taxes was 33% of income before taxes. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2000 consisted of cash and short-term investments of $93 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5 million under a revolving line of credit, of which all was unused and available at September 30, 2000, and (ii) $40 million under a non-revolving line of credit, of which all was unused and available at September 30, 2000.
The two lines of credit are covered by the same loan and security agreement. This agreement expires on April 30, 2001 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 2000.

As of September 30, 2000, the Company had $10 million outstanding under term notes that are collateralized by the equipment purchased.

The Company's working capital increased by $62 million to $146 million as of September 30, 2000 from $84 million as of December 31, 1999. The increase was primarily attributable to a $41 million increase in cash, cash equivalents and short-term investments, a $18 million increase in accounts receivable and a $11 million decrease in income taxes payable, which were partially offset by a $7 million increase in deferred income on shipments to distributors and a $3 million decrease in inventory.

The Company's cash flows from operating activities increased to $71 million for the nine months ended September 30, 2000 from $30 million for the comparable period in the prior year. The cash flows from operating activities generated by the Company in the nine months ended September 30, 2000 were primarily attributable to net income of $67 million after adding back non-cash activities combined with an increase in income taxes payable of $8 million (excluding $19 million non-cash tax benefits from employee stock transactions), an increase in deferred income on shipments to distributors of $7 million, and a decrease in inventories of $3 million, which were partially offset by an increase in accounts receivable of $18 million.

The Company's investing activities during the nine months ended September 30, 2000 used cash of $32 million as compared to $41 million of cash used for investing activities during the comparable period in the prior year. Cash used for investing activities during the nine months ended September 30, 2000 resulted from net purchases of equipment and leasehold improvements of $40 million that were primarily for wafer fab and testing equipment to increase production capacity, which was partially offset by net sales of short-term investments of $8 million.

The Company's financing activities during the nine months ended September 30, 2000 provided cash of $10 million as compared to $2 million during the comparable period in the prior year. Cash provided by financing activities during the nine months ended September 30, 2000 was the result of $14 million in proceeds from the issuance of common stock through the exercise of employee stock options and purchases through the employee stock purchase plan, which were partially offset by $4 million in repayments of long-term debt.

The Company currently intends to spend up to approximately $55 million to $65 million during 2000 primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 2000 will be met by cash from operations, its existing cash balances and short-term investments and its existing credit facilities.

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

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, the volume of orders canceled or rescheduled, changes in the mix of products sold, market acceptance of the Company's and its customers' products, competitive pricing pressures, the Company's ability to timely acquire, install and utilize capital equipment to expand manufacturing capacity to meet increasing demand, availability of production capacity at assembly subcontractors, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, the timing and extent of research and development expenses, fluctuations in manufacturing yields, cyclical semiconductor industry conditions, the Company's ability to hire and retain key technical and management personnel, the Company's access to advanced process technologies and the timing and extent of process development costs. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

The Company believes that a substantial portion of its net revenues in the future will continue to depend upon standard products sales. As compared with the custom and foundry products business, the standard products business is characterized by shorter product lifecycles, greater pricing pressures, more volatile customer demand, larger competitors and more rapid technological change. Generally, the standard products market is a rapidly changing market in which the Company faces the risk that, as the market changes, its product offerings will become obsolete. The Company competes in the standard products market with established companies, most of which have substantially greater financial, engineering, manufacturing and marketing resources than the Company. No assurance can be given that the Company will be able to compete successfully in the standard products market or that it will be able to successfully introduce new standard products in the future. The failure of the Company to compete successfully in the standard products business would materially and adversely affect the Company's financial condition, results of operations, or cash flows.

The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors include product features, performance, price, timing of product introductions, emergence of new computer and communications standards, quality and customer support. Because the standard products market for integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demand for integrated circuits, the Company expects intensified competition from existing integrated circuit suppliers and the entry of new competition. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS (CONTINUED)


standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition, results of operations, or cash flows.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in its Form 10-K for the year ended December 31, 1999 have not changed significantly during the three and nine months ended September 30, 2000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

Exhibit
Number      Description
-------     -----------

  3.1       Certificate of Amendment to Articles of Incorporation of the
             Company.

 27.1       Financial Data Schedule.



     (b)    Reports on Form 8-K.

The Company did not file any Reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MICREL, INCORPORATED
                                             (Registrant)

Date: November 14, 2000              By   /S/ Richard D. Crowley, Jr.
                                         ----------------------------
                                           Richard D. Crowley, Jr.
                                        Vice President, Finance and
                                            Chief Financial Officer
                                          (Authorized Officer and
                                        Principal Financial Officer)