Form 10-K
period 2000-12-31
MICREL INC
filed 2001-03-29
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to                    .

                         Commission File Number 0-25236

                     M I C R E L,   I N C O R P O R A T E D
             (Exact name of Registrant as specified in its charter)

          California                                        94-2526744
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or Organization)                        Identification No.)

                  2180 Fortune Drive, San Jose, CA       95131
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,769,300,000 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2001, the Registrant had outstanding 85,914,885 shares of Common Stock.
                    _______________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders (Part III).

This Report on Form 10-K includes 57 pages with the Index to Exhibits located on page 31.

                              MICREL, INCORPORATED

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 2000

                                                                         Page
                                                                         ----
                                     PART I

Item 1.   Business                                                          3
Item 2.   Properties                                                       15
Item 3.   Legal Proceedings                                                15
Item 4.   Submission of Matters to a Vote of Security Holders              16

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Shareholder Matters                                            17
Item 6.   Selected Financial Data                                          18
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       34
Item 8.   Financial Statements and Supplementary Data                      34
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       34

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant               35
Item 11.  Executive Compensation                                           37
Item 12.  Security Ownership of Certain Beneficial Owners and Management   37
Item 13.  Certain Relationships and Related Transactions                   37

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                       38


          Signatures                                                       63

                                     PART I

ITEM 1.  BUSINESS

General

   The Company was incorporated in California in July 1978. References to the "Company" and "Micrel" refer to Micrel, Incorporated and subsidiaries, which also does business as Micrel Semiconductor. The Company's principal executive offices are located at 2180 Fortune Drive, San Jose, California 95131. The Company's telephone number is (408) 944-0800.

   Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits and mixed-signal and digital integrated circuits. The Company currently ships over 1,400 standard products and has derived the majority of its product revenue for the year ended
December 31, 2000 from sales of standard analog integrated circuits for power management. These analog power circuits are used in a wide variety of electronic products, including those in the computer, telecommunications and industrial markets. For the years ended December 31, 2000, 1999, and 1998, the Company's standard products accounted for 78%, 77%, and 71%, respectively, of the Company's net revenues. In addition, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services for a diverse range of customers who produce electronic systems for communications, consumer and military applications. With the Company's acquisition of Synergy Semiconductor in November 1998, the Company broadened its standard product offerings to include high performance bipolar integrated circuits sold to customers within the communications, industrial and computing markets. This product portfolio is comprised of more than 200 products including communication transceivers, clock generators, distribution/clock recovery circuits as well as high-speed logic and memory. In April 2000, Micrel completed its acquisition of Electronic Technology Corporation ("ETC"), a company specializing in mixed signal and analog design with a complete portfolio of voltage supervisor and microprocessor reset circuits. These products are highly complementary with the Company's power products portfolio since they accurately monitor the power supplies of critical system components (e.g. microprocessors) and signal the microprocessor to reset if the voltage to the device falls out of the specified operating range.

   Continuing trends in the communications and computing markets have created increased demand for power analog circuits, which control, regulate, convert and route voltage and current in electronic systems. This demand for power analog circuits has been fueled by the tremendous growth of battery powered cellular telephones and computing devices and the emergence of lower voltage microprocessors and Personal Computer Memory Card International Association ("PCMCIA") standards for peripheral devices. Micrel's standard analog products business is focused on addressing this demand for high-performance power analog circuits. The Company sells a wide range of regulators, references and switches designed for cellular telephones and laptop computers. The Company was one of the first companies to offer analog products for the PCMCIA Card and universal serial bus ("USB") market. The Company recently introduced a family of Hot Swap Power controllers for the Compact Peripheral Control Interface ("CompactPCI") bus standard used extensively in PC servers, networking equipment and industrial control applications. These devices support 24 hours a day, 7 days per week operation by enabling customers to remove and insert printed circuit boards during system operation. Future families of hot swap controllers are being developed to address the higher voltage requirements of the telecommunications market. The Company also offers standard analog products that address other markets, including power supplies and industrial, defense, avionics, and automotive electronics.

   The Company's standard mixed-signal and digital integrated circuits have also experienced increased demand in 2000. These products are used primarily in the wide area network infrastructure and fiber optic communications marketplaces which both have seen significant growth in recent years due to the expansion in capacity required in the Internet backbone.

   With the acquisition of Altos Semiconductor in November 1999, Micrel entered the high growth thermal management market. These mixed signal devices accurately measure the temperature at various "hot spots" in electronic systems and initiate system cooling by turning on fans or if necessary initiate a controlled system shutdown. With the continuing trend to provide more processing power in smaller form factors (e.g. notebook PCs, Personal Digital Assistants ("PDAs")) the demand for thermal management devices is growing rapidly.

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

   The trend toward the use of lower voltage digital processing devices (microprocessors, digital signal processors ("DSPs") and field programmable gate arrays ("FPGA"s)) at the core of the latest generation of electronic systems has also increased market demand and created new requirements for power analog circuits. These devices require lower voltage, higher current power supplies and this power must be delivered with high efficiency to prolong battery life in portable systems and reduce heat in mains powered systems. These trends are driving the demand for higher efficiency switching regulators and higher current LDO regulators. Another recent trend is the emergence of PCMCIA standards that require a voltage protection capability, thereby creating new specifications for higher performance power analog switches.

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

Micrel's Strategy

   Micrel seeks to capitalize on the growth opportunities within the high-performance analog and mixed-signal semiconductor market. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and its manufacturing expertise. The Company also seeks to capitalize on the growth opportunities within the high performance bipolar semiconductor market. The Company has expanded upon its core competencies through the addition of Synergy's expertise in the synchronous optical network ("SONET") and fiber channel arenas. The Synergy design team, process technology and wafer fabrication facility complement the historical Micrel core strengths. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

- Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 1,400 standard products, with net revenues from standard products generating 78% of the Company's net revenues for the year ended December 31, 2000. In November 1998, through the acquisition of Synergy Semiconductor, the Company has added over 200 new standard products to its offerings. Micrel believes that its long-term growth will depend substantially on its ability to increase standard products sales in its existing markets and to penetrate new standard products markets. The Company, however, will pursue additional custom and foundry business as opportunities arise.

- Target Power Analog, High-Speed Mixed-signal and Digital Markets. Micrel has leveraged its expertise in power analog circuits by addressing market opportunities in cellular telephones, battery powered computers and desktop personal computers. A majority of the Company's standard products net revenues for the year ended December 31, 2000 were derived from products relating to power management. Through the acquisitions of Synergy Semiconductor, Altos Semiconductor and ETC the Company has gained expertise in high-speed, mixed-signal and digital integrated circuits, required to address the high bandwidth communication markets as well as increase its penetration of the power and thermal management markets.

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

- Develop/Acquire New Complementary Businesses. The Company seeks to identify complementary business opportunities building on its core strengths in the analog and mixed signal area. During the past year the Company has significantly expanded its product scope to include hot swap power controllers, thermal management products and voltage supervisors. This enables Micrel to provide a more complete solution to its customers and further accelerates the Company's growth.

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

                            Net Revenues by Segment
                             (Dollars in thousands)


                                                 Years Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
     Net Revenues:
     Standard Products                      $  251,446  $  151,085  $   99,902
     Custom and Foundry Products                71,029      44,037      40,606
                                            ----------  ----------  ----------
        Total net revenues                  $  322,475  $  195,122  $  140,508
                                            ==========  ==========  ==========



     As a Percentage of Total Net Revenues:
     Standard Products                              78%         77%         71%
     Custom and Foundry Products                    22          23          29
                                            ----------  ----------  ----------
        Total net revenues                         100%        100%        100%
                                            ==========  ==========  ==========

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

   Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel supplies a range of high performance LDO regulators and higher efficiency switching regulators that convert, regulate, switch and control the DC voltages used in cellular telephones. Micrel's SuperBeta PNP LDO and CMOS regulators enable cellular telephones to continue to operate effectively until the battery is almost completely exhausted. Micrel products are designed to reduce board space and decrease system cost. In addition, Micrel offers switch mode power supply ("SMPS") regulators that convert AC to useable DC power in battery chargers and cellular base stations.

   Universal Serial Bus Market. Universal Serial Bus ("USB") is a novel method of connecting computer peripherals to a host computer that improves upon the bandwidth and ease-of-use of previously used computer interconnect solutions. In addition to implementing data communications between the connected devices, USB also provides a power source capable of powering the peripheral. Micrel believes that it is the leader in the design and manufacture of circuits that safely control the delivery of this power source. Micrel's latest generation of USB devices are the first to support the new Advanced Control and Power Interface ("ACPI") standard for lower power consumption.

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

   Automotive Electronics Market. Micrel's LDO products, including the line of monolithic SuperBeta PNP LDO regulators, have been designed in for such automotive controller applications and safety features as automotive airbags and antilock brake systems. For each of the years ended December 31, 2000, 1999, and 1998, the automotive electronics market represented less than 2% of net revenues.

   General Purpose Analog. During 2000, Micrel introduced a variety of general purpose analog products including high speed, low power op-amps, comparators, a fan controller and intelligent protected power switches. The Company also introduced a broad portfolio of voltage supervisors and microprocessor reset circuits based on its acquisition of ETC. All of these general purpose devices were focused on low voltage and low current applications.

   Thermal Management. Micrel introduced its first thermal management products in 2000 based on the technology acquired from Altos Semiconductor. The need to accurately measure temperature in several system locations and control cooling fans is critical to both the reliability and operating life of today's electronic systems. The ability to measure temperature accurately allows customers to optimize system performance. Micrel's thermal management technology enables high accuracy at low system cost by sensing the temperature at each location using only one pin connection.

   Hot Swap Controllers. During 2000, the Company introduced its first hot swap power controllers to support the requirement for 24/7 operation in servers and communications equipment. These products allow customers to upgrade or replace system boards without having to power down the system. This family offers the industry's most integrated hot swap solution for CompactPCI applications. These devices build on Micrel's expertise in power control and distribution. Future products are in development to address the higher voltage requirements of the telecommunications market.

   Radio Frequency Data Communications. Micrel continued to add new products to the QwikRadio family of radio frequency ("RF") receivers in 2000. These devices are designed for use in any system requiring a cost effective, low data-rate wireless link. Typical examples include garage door openers, wireless computer peripherals, lighting and fan controls, utility metering, automotive keyless entry and security systems.

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


   Custom and Foundry Products

   Micrel offers customers various combinations of design, process and foundry services in order to provide them with the following alternatives:

   Full Service Custom. Based on a customer's specification, Micrel designs and then manufactures integrated circuits for the customer.

   Custom and Semi-Custom. Based on a customer's high level or partial circuit design, Micrel uses varying levels of its design and process technologies to complete the design and then manufactures integrated circuits for the customer.

   R&D Foundry. Micrel modifies a process or develops a new process for a customer. Using that process and mask sets provided by the customer, Micrel manufactures fabricated wafers for the customer.

   Foundry. Micrel duplicates a customer's process to manufacture fabricated wafers designed by the customer.

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


Sales, Distribution and Marketing

   The Company sells its products through a worldwide network of independent sales representative firms and distributor firms and through a direct sales staff. In the year ended December 31, 2000, sales through North American distributor firms accounted for 16% of the Company's net revenues.

   The Company sells its products in Europe through a direct sales staff in England as well as independent sales representative firms, independent distributors and independent stocking representative firms. Asian sales are handled through independent stocking representative firms with Micrel sales offices in Korea, Japan and Taiwan. The stocking representative firms may buy and stock the Company's products for resale or may act as the Company's agent in arranging for direct sales from the Company to an OEM customer.

   Sales to customers in North America, Asia and Europe accounted for 61%, 28% and 11%, respectively, of the Company's net revenues for the year ended December 31, 2000 compared to 53%, 36% and 11%, respectively, of the Company's net revenues for the year ended December 31, 1999 and 55%, 34% and 11%, respectively, of the Company's net revenues for 1998. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers.

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


Customers

   For the year ended December 31, 2000 one customer, Future Electronics (a distributor), accounted for 10% of the Company's net revenues. For the years ended December 31, 1999 and 1998 no customer accounted for 10% or more of the Company's net revenues.

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

- SuperBeta PNP - The Company's proprietary SuperBeta PNP process technology allows power transistors to be driven with much lower current as compared to conventional PNP Bipolar technology, which gives such transistors a competitive advantage.

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

   The Company continues to develop each of these technologies to improve both the performance and cost of its new products. Micrel is also developing new process technologies to support its own product development and the needs of its foundry customers. For example, a new Silicon Germanium process is currently in development to meet the needs of the next generation communication products operating at 10Gbps. Silicon Germanium is ideally suited for these products given its combination of high speed with low power consumption.


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

   The Company's analog design engineers principally focus on developing next generation standard products. The Company's new product development strategy emphasizes a broad line of standard products that are based on customer input and requests. The Company often develops new standard analog products with the cooperation of customers in order to better ensure market acceptance. The Company is currently developing products to expand its line of USB and PCMCIA switches, SMPS regulators, LDOs, MOSFET drivers and RF transmitters and receivers. New development areas in analog standard products include high speed, low power operational amplifiers, thermal management devices, hot swap power controllers and voltage supervisors.

   The Company's mixed-signal design engineers principally focus on high speed, low noise media driving and clock/data recovery devices used in communication and advanced computer systems. New product development in this area includes high speed Current Mode Logic ("CML") for optical networking, high speed, precision timing devices for next generation 64-bit servers, fiber optic module components for 10Gbps (OC-192) optical networking, and communications transceivers for OC-48 and 10 Gigabit Ethernet applications.

   In 2000, 1999, and 1998 the Company spent $35.8 million $26.3 million, and $18.9 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities. The Company is currently developing, and may in the future develop, certain types of standard products with which the Company has only limited experience. Certain of these new standard products will be targeted at emerging market segments in which the Company has not previously participated. Additionally, there can be no assurance that the Company will be able to identify new standard product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others.


Patents and Intellectual Property Protection

   The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide competitive advantage to the Company. The Company currently holds 47 United States patents on semiconductor devices and methods, with various expiration dates through 2019. The Company has applications for 37 United States patents pending. The Company holds 31 issued foreign patents and has applications for 25 foreign patents pending. The Company has also routinely protected certain original mask sets under mask work laws. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will issue or will be issued with the scope of the claims sought by the Company.

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

   In November 1998, in connection with its acquisition of Synergy, the Company acquired a 70,000 square foot office and manufacturing facility in Santa Clara, California containing a 9,000 square foot clean room facility, which provides production processes. The Santa Clara facility was upgraded from a Class 10 facility to Class 1 in 1999. The facility uses six-inch wafer technology. The Company is currently in the process of expanding these clean room facilities with an additional 5,000 square foot Class 1 clean room expected to be placed in use in calendar 2001.

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

   The Company manufactures the majority of its products at two wafer fabrication facilities. Given the nature of the Company's products, it would be difficult to arrange for independent manufacturing facilities to supply such products. Any prolonged inability to utilize the Company's manufacturing facilities as a result of fire, utility interruptions, natural disaster or otherwise, would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

   Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. The Company's principal analog circuit competitors include Linear Technology Corporation, Maxim Integrated Products, Inc., and National Semiconductor Corporation in one or more of its product areas. Other competitors include Texas Instruments, Motorola, On Semiconductor, and certain Japanese manufacturers. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competitors. The Company's principal competitors for products targeted at the high bandwidth communications market are On Semiconductor, Applied Micro Circuits Corp., Vitesse Semiconductor Corporation and Conexant.

   With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products and price. The Company believes that it competes favorably in all these areas.


Backlog

   At December 31, 2000, the Company's backlog was approximately $87 million, all of which was scheduled to be shipped during the first six months of 2001. At December 31, 1999, the Company's backlog was approximately $87 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders required to be shipped within the next six months. Shipments to United States, Canadian and certain other international distributors are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


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

Employees

   As of December 31, 2000, the Company had 959 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

   The Company's main executive, administrative, and technical offices are located in a 57,000 square foot facility in San Jose, California under a lease agreement that expires in April 2011. The majority of the Company's manufacturing operations are also located in San Jose, California in another 57,000 square foot facility and an adjacent 63,000 square foot facility under lease agreements that expire in May 2005. The Company fabricates the majority of its wafers at this location in a 24,800 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, the Company also the uses this location as a testing facility. Additional administrative, technical, and wafer production facilities are maintained at a 70,000 square foot facility in Santa Clara, California which was acquired in connection with the Company's purchase of Synergy Semiconductor. This facility is under a lease agreement that expires in 2006. The Company fabricates mixed-signal and digital integrated circuit wafers at this location in a 9,000 square foot clean room facility, which provides all production processes.

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

   On July 2, 1999, National Semiconductor Corporation ("National"), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringes five National Semiconductor patents. The complaint in the lawsuit seeks unspecified compensatory damages for infringement, and treble damages as well as permanent injunctive relief against further infringement of the National patents at issue. The Company intends to continue defending itself against these claims. The litigation is currently in the discovery phase. A trial date has not yet been set by the Court.

   On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company intends to defend itself against these claims. The case is currently in the discovery phase and no trial date has been set.

   On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741 which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. A notice of appeal of the Judgment was filed by Linear on September 17, 1999. Linear filed its appeal brief with the United States Court of Appeal for the Federal Circuit ("CAFC") in October, 2000. The Company filed its responsive brief with the CAFC in January, 2001.

   On June 16, 1999, Paul Boon ("Boon" or "plaintiff"), an ex-employee of the Company, filed a complaint in the Superior Court of California entitled Paul Boon v. Micrel Incorporated, dba Micrel Semiconductor, alleging breach of employment contract, discrimination based upon age, and wrongful termination in violation of public policy. On October 12, 2000, Boon filed an amended complaint alleging breach of an implied covenant of good faith and fair dealing, and breach of written agreement, in addition to the original causes of action. On February 23, 2001, a jury decided that the Company had breached an employment contract with plaintiff and awarded plaintiff $1.267 million. The Company intends to continue to vigorously defend itself against these claims, up to and including an appeal to the California Court of Appeals and to the Supreme Court for the State of California, if necessary.

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

   In the fourth quarter of 2000, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

   The Company's Common Stock is listed on the Nasdaq Stock Market under the Symbol "MCRL". The range of daily closing prices per share for the Company's common stock from January 1, 1999 to December 31, 2000 was:

        Year Ended December 31, 2000:                 High       Low
                                                    -------    -------
           Fourth quarter                           $ 67.00    $ 28.75
           Third quarter                            $ 76.44    $ 41.44
           Second quarter                           $ 53.81    $ 29.78
           First quarter                            $ 62.06    $ 27.19

        Year Ended December 31, 1999:                 High       Low
                                                    -------    -------
           Fourth quarter                           $ 28.75    $ 20.89
           Third quarter                            $ 25.03    $ 18.17
           Second quarter                           $ 18.60    $ 12.23
           First quarter                            $ 14.32    $ 11.22

   In June 2000, the Company declared a two-for-one stock split of its Common Stock in the form of a 100% stock dividend payable June 27, 2000, on shares of Common Stock outstanding as of June 6, 2000. All share and per share information has been adjusted to retroactively give effect to the stock split for all periods presented.

   The reported last sale price of the Company's Common Stock on the Nasdaq Stock Market on December 31, 2000 was $33.69 The approximate number of holders of record of the shares of the Company's Common Stock was 179 as of March 15, 2001. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of March 15, 2001 was approximately 10,000.


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

   Unregistered Sales of Securities. In April 2000, in connection with the acquisition of Electronic Technology Corporation ("ETC"), the Company issued 76,117 shares of common stock (on a pre-split basis, prior to the June 2000 two-for-one stock split) in exchange for the outstanding shares of capital stock of ETC. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

                                            Years Ended December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                   (in thousands, except per share amounts)
Income Statement Data:
Net revenues                   $322,475  $195,122  $140,508  $104,158  $ 66,244
Cost of revenues                133,129    85,629    69,324    48,641    32,407
                               --------  --------  --------  --------  --------
      Gross profit              189,346   109,493    71,184    55,517    33,837
                               --------  --------  --------  --------  --------
Operating expenses:
   Research and development      35,789    26,328    18,931    13,986     8,613
   Selling, general and
    administrative               41,943    28,157    21,658    17,128    11,936
   Purchased in-process
    technology                       -        603     3,737        -         -
                               --------  --------  --------  --------  --------
      Total operating expenses   77,732    55,088    44,326    31,114    20,549
                               --------  --------  --------  --------  --------
Income from operations          111,614    54,405    26,858    24,403    13,288
Other income, net                 4,318       610     1,092       971       730
                               --------  --------  --------  --------  --------
Income before income taxes      115,932    55,015    27,950    25,374    14,018
Provision for income taxes       38,261    18,356    10,774     8,627     4,766
                               --------  --------  --------  --------  --------
      Net income               $ 77,671  $ 36,659  $ 17,176  $ 16,747  $  9,252
                               ========  ========  ========  ========  ========

Net income per share:
   Basic                       $   0.92  $   0.45  $   0.22  $   0.22  $   0.13
                               ========  ========  ========  ========  ========
   Diluted                     $   0.82  $   0.41  $   0.20  $   0.20  $   0.12
                               ========  ========  ========  ========  ========
Shares used in computing per
 share amounts:
   Basic                         84,234    81,660    79,220    76,276    73,212
                               ========  ========  ========  ========  ========
   Diluted                       94,687    89,792    84,812    83,288    80,192
                               ========  ========  ========  ========  ========

                                                  December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                                 (in thousands)

Balance Sheet Data:
   Working capital             $158,292  $ 83,706  $ 50,868  $ 41,694  $ 32,978
   Total assets                 332,894   203,094   145,370    85,527    60,008
   Long-term debt                 5,327     8,854    14,007       552     1,287
   Total shareholders' equity   265,825   148,669    95,711    70,568    47,431

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

   Micrel designs, develops, manufactures and markets a range of high performance standard analog, high-speed mixed-signal and digital integrated circuits. These circuits are used in a wide variety of electronics products, including those in the high bandwidth communications, computer, telecommunications and industrial markets. In addition to standard products, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services.

   The Company derives a substantial portion of its net revenues from standard products. For 2000, 1999, and 1998 the Company's standard products sales accounted for 78%, 77%, and 71%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

   The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures, the successful development of new products, and the Company's ability to ramp up manufacturing capacity to meet demand. These and other factors are described in further detail later in this discussion. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.


Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                                         Years Ended
                                                         December 31,
                                                       ---------------
                                                        2000     1999
                                                       ------   ------
          Net revenues                                  100.0%   100.0%
          Cost of revenues                               41.3     43.9
                                                       ------   ------
             Gross profit                                58.7     56.1
                                                       ------   ------
          Operating expenses:
             Research and development                    11.1     13.5
             Selling, general and administrative         13.0     14.4
             Purchased in-process technology               -       0.3
                                                       ------   ------
                Total operating expenses                 24.1     28.2
                                                       ------   ------
          Income from operations                         34.6     27.9
          Other income, net                               1.4      0.3
                                                       ------   ------
          Income before income taxes                     36.0     28.2
          Provision for income taxes                     11.9      9.4
                                                       ------   ------
          Net income                                     24.1%    18.8%
                                                       ======   ======

   Net Revenues. Net revenues increased 65% to $322.5 million for the year ended December 31, 2000 from $195.1 million in 1999 due primarily to higher standard product revenues and, to a lesser extent, higher custom and foundry revenues. Standard product revenues increased to $251.5 million, which represented 78% of net revenues for the year ended December 31, 2000, compared to $151.1 million and 77% of net revenues for 1999. Such increases resulted from increased unit shipments combined with an increase in average selling prices. Sales of standard products were led by the increased sales of low dropout regulators, high bandwidth communications products and computer peripheral products. Such products were sold to manufacturers in the high bandwidth communications, telecommunications, and industrial markets. Custom and foundry revenues increased to $71.0 million, which represented 22% of net revenues for the year ended December 31, 2000, compared to $44.0 million and 23% of net revenues for 1999. Such increases were due primarily to increased sales of custom high bandwidth communications products and to a lesser extent increased foundry sales.

   Increasing overall end customer demand during the second half of 1999 and the first half of 2000 resulted in capacity constraints and increasing order lead times for semiconductor suppliers. Longer lead times and concern about availability of semiconductor components, resulted in increased order rates for standard products during the first three quarters of 2000 compared to the same periods in 1999, resulting in increased order backlog. Orders from OEM customers and contract manufacturers serving the high speed communications market were especially strong in the first nine months of 2000 as these customers attempted to secure semiconductor components to meet their projected end demand. However, the supply of semiconductors can quickly and unexpectedly match or exceed demand because customer end demand can change very quickly and, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates as customers adjust their inventories to true demand rates. Customers continuously adjust their inventories resulting in frequent changes in demand for the Company's products. The volatility of customer demand limits the Company's ability to predict future levels of sales and profitability.

   The semiconductor industry experienced such a change in the supply and demand situation during 2000. Shipments to mobile handset manufacturers declined in the second and third quarters compared to the first quarter as these customers attempted to align inventories with revised demand projections.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Shipments to customers serving the computer market increased in 2000 compared to 1999 but did not exhibit typical seasonal increases in the second half of 2000 compared to the first half of the year. Despite the inventory corrections in the wireless handset and computer end markets, the Company's revenues grew sequentially in every quarter of 2000 due to the high demand from customers in the high speed communications and industrial markets. However, in the fourth quarter of 2000, customers in the high speed communications end market, and the contract manufacturing firms that serve this market, began to adjust their inventories to lower demand projections, resulting in cancellations and rescheduling of previously placed orders. This activity, combined with the overall slowing of economic growth in the North American economy, led to lower order rates in the fourth quarter of 2000 compared with the same period in 1999, and a reduction in order backlog from the end of the third quarter.

   For the year ended December 31, 1999, net revenues increased 39% to $195.1 million from $140.5 million in 1998 due to higher standard product revenues and higher custom and foundry revenues. Standard product revenues increased to $151.1 million, which represented 77% of net revenues for the year ended December 31, 1999, compared to $99.9 million and 71% of net revenues for 1998. Sales of standard products were led by the increased sales of high bandwidth communication products, switching regulators, low dropout regulators and computer peripheral devices. Such products were sold to manufacturers of communications, portable computing, computing peripherals and industrial products. The rapid build out of the internet infrastructure was the primary driver for the increased revenue for standard high bandwidth products. Custom and foundry revenues increased to $44.0 million, which represented 23% of net revenues for the year ended December 31, 1999, compared to $40.6 million and 29% of net revenues for 1998. This decline as a percent of total revenues reflects a reduced emphasis on custom and foundry products as compared to the same periods in 1998, in which the Company increased its emphasis on custom and foundry products as an interim response to the Asian financial crisis.

   International sales represented 39%, 47%, and 45% of net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. On a dollar basis, international sales increased 35% to $124.5 million for the year ended
December 31, 2000 from $92.3 million for the comparable period in 1999. The dollar increase in international sales resulted from increased unit shipments to manufacturers of personal computers and communications products primarily in Asia and Europe.

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

   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 59% for the year ended December 31, 2000 from 56% for the year ended December 31, 1999.
The improvement in gross margin reflected higher average selling prices, an increased mix of higher gross margin products and increases in manufacturing efficiency due to greater capacity utilization.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   For the year ended December 31, 1999, the Company's gross margin increased to 56% from 51% for the year ended December 31, 1998. The gross margin improved from the prior year level, which was depressed by the write-off, in the fourth quarter of 1998 of approximately $7.0 million in excess inventory in response to a reduced sales forecast of Synergy products. Excluding the Synergy inventory write-off, gross margin for 1998 was 55%. In addition, the improvement in gross margin reflected an increase in manufacturing efficiency due to greater capacity utilization and reductions in contract assembly and test unit costs, which were partially offset by declining average selling prices.

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

   As a percentage of net revenues, research and development expenses represented 11% and 14% for the years ended December 31, 2000 and 1999. On a dollar basis, research and development expenses increased $9.5 million or 36% to $35.8 million for the year ended December 31, 2000 from $26.3 million in 1999. The dollar increases were primarily due to increased engineering staffing costs and increased prototype material costs. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

   For each of the years ended December 31, 1999 and 1998, research and development expenses represented 14% of net revenues. On a dollar basis, research and development expenses increased $7.4 million or 39% to $26.3 million for the year ended December 31, 1999 from $18.9 million in 1998. The increase in research and development expenses for the year ended December 31, 1999 was primarily due to increased engineering staffing costs associated with the acquisition of Synergy and the development of new standard products.

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 13% and 14% for the years ended December 31, 2000 and 1999, respectively. On a dollar basis, selling, general and administrative expenses increased $13.8 million or 49% to $41.9 million for the year ended December 31, 2000 from $28.2 million for the comparable period in 1999. The dollar increases were principally attributable to increased commissions and staffing costs associated with the growth of the Company's revenues, increased legal costs, and increased profit sharing accruals to promote personnel retention.

   For the years ended December 31, 1999 and 1998, selling, general and administrative expenses represented 14% and 15% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses increased
$6.5 million or 30% to $28.2 million for the year ended December 31, 1999 from $21.7 million for the comparable period in 1998. The dollar increase was principally attributable to higher wages and salaries, commissions, advertising and other administrative expenses associated with the growth of the Company's revenues.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

   Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on term notes. Other income, net increased by $3.7 million to $4.3 million in 2000 from $610,000 in 1999. This increase were primarily due to an increase in average cash and investment balances combined with increased rate of returns on such balances. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

   For the year ended December 31, 1999, other income, net decreased by $482,000 to $610,000 from $1.1 million in 1998. Such decrease was due to an increase in average long-term debt associated with the Synergy acquisition.

   Provision for Income Taxes. For the year ended December 31, 2000 the provision for taxes on income was 33% of income before taxes. For the year ended December 31, 1999 the provision for taxes on income was 33% of income before taxes excluding the $603,000 charge for purchased in-process technology, which is a non-deductible charge for federal income tax purposes. The 2000 and 1999 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes and the non-deductible charges for purchased in-process technology offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.


Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2000 consisted of cash and short-term investments of $115 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5 million under a revolving line of credit, of which all was unused and available at December 31, 2000, and (ii) $40 million under a non-revolving line of credit, of which $38 million was unused and available at December 31, 2000. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on April 30, 2001 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expires on

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

April 30, 2001. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (9.50% at December 31, 2000), or the bank's revolving offshore rate, which approximates LIBOR (6.40% at December 31, 2000) plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate (9.50% at December 31, 2000), the bank's non-revolving offshore rate, which approximates LIBOR (6.40% at December 31, 2000) plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (5.10% at December 31, 2000) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (5.37% at December 31, 2000) plus 2.75%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 2000.

   The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the acquisition cost. Amounts borrowed under this credit line are automatically converted to four-year installment notes. All equipment notes are collateralized by substantially all of the Company's manufacturing equipment.

   As of December 31, 2000, the Company had $10.8 million outstanding under term notes (see Note 5 of Notes to Consolidated Financial Statements contained in
Item 8).

   The Company's working capital increased by $74.6 million to $158.3 million as of December 31, 2000 from $83.7 million as of December 31, 1999. The increase was primarily attributable to increases in cash, cash equivalents and short-term investments of $63.1 million, accounts receivable of $19.3 million and deferred income taxes of 9.1 million, which were partially offset by increases in deferred income of $7.7 million. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

   The Company's cash flows provided by operating activities increased to $116.9 million for the year ended December 31, 2000 from $51.7 million for the year ended December 31, 1999 primarily as a result of increased net income, income taxes payable and deferred income. For the year ended December 31, 2000 the Company's cash flows provided by operating activities were primarily attributable to net income of $95.7. million after adding back non-cash activities, an increase in income taxes payable of $22.9 million (excluding $23.4 million non-cash tax benefits from employee stock transactions) and an increase in deferred income of $7.7 million which were partially offset by increases in accounts receivable of $19.0 million which increased with higher revenues.

   The Company's investing activities during the year ended December 31, 2000 used cash of $62.4 million as compared to $52.5 million of cash used for investing activities during the year ended December 31, 1999. Cash used for investing activities during the year ended December 31, 2000 resulted primarily from net purchases of $65.8 million of equipment and leasehold improvements that were primarily for wafer fab and testing equipment to increase production capacity, which was partially offset by net sales of short-term investments of $3.4 million.

   The Company's financing activities during the year ended December 31, 2000 provided cash of $12.0 million as compared to cash provided of $2.7 million during the year ended December 31, 1999. Cash provided by financing activities during the year ended December 31, 2000 was the result of $15.5 million in proceeds from the issuance of common stock through the exercise of employee stock options and purchases through the employee stock purchase plan, and proceeds from long-term borrowings of $2.0 million, which was partially offset by $5.5 million in repayments of long-term debt.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The Company currently intends to reduce its capital equipment purchases from the year 2000 levels by 30% to 40% to approximately $40 million to $50.0 million during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 2001 will be met by its cash from operations, existing cash balances and short-term investments, and its credit facilities.


Factors That May Affect Operating Results

   The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in
Item 1. "Business", Item 3. "Legal Proceedings", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the additional factors set forth below.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control.

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

- the volume and timing of orders received
- changes in the mix of products sold
- market acceptance of our products and our customers' products
- competitive pricing pressures
- our ability to timely acquire and install capital equipment to expand manufacturing capacity to meet increasing demand
- availability of production capacity at assembly subcontractors
- our ability to introduce new products on a timely basis
- the timing of new product announcements and introductions by us or our competitors
- the timing and extent of research and development expenses
- fluctuations in manufacturing yields
- cyclical semiconductor industry conditions
- our ability to hire and retain key technical and management personnel
- our access to advanced process technologies
- the timing and extent of process development costs
- the current California energy crisis

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Customer demand for our products is volatile and difficult to predict

   Our customers continuously adjust their inventories resulting in frequent changes in demand for our products. The volatility of customer demand limits our ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because customer end demand can change very quickly. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates.

Sales of our products are highly dependent on certain select end markets.

   We currently sell a significant portion of our products in the high speed communications, computer and wireless handset markets. These markets are characterized by short product life cycles, rapidly changing customer demand, evolving and competing industry standards and seasonal demand trends. Additionally, there can be no assurance that these markets will continue to grow. If the markets for high speed communications, computers or wireless handsets that we serve fail to grow, or grow more slowly than we currently anticipate, or if we experience increased competition in these markets, our business, results of operations and financial condition will be adversely affected.

Our gross margin is dependent upon a number of factors, among them our level of capacity utilization.

   Semiconductor manufacturing is a capital intensive business resulting in high fixed costs. If we are unable to utilize our installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment is not fully absorbed, resulting in higher average unit costs and lower sales margins.

Our industry is highly competitive.

   The semiconductor industry is highly competitive and subject to rapid technological change, price-erosion and increased international competition. Significant competitive factors include:

- product features
- performance
- price
- timing of product introductions
- emergence of new computer and communications standards
- quality and customer support

   Because the standard products market for integrated circuits is diverse and highly fragmented, we encounter different competitors in our various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than we do. Due to the increasing demands for integrated circuits, we expect intensified competition from existing integrated circuit suppliers and the entry of new competition. Increased competition could adversely affect our financial condition or results of operations. There can be no assurance that we will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect our financial condition, results of operations, or cash flows.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues and profits.

   Historically, a relatively small number of customers has accounted for a significant portion of our revenues in any particular period. However, we have no long-term volume purchase commitments from any of our major customers. We anticipate that sales of products to relatively few customers will continue to account for a significant portion of our revenues. If a significant customer overstocks our products, additional orders for our products could be harmed. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our order rates, revenues and profits. There can be no assurance that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Our current and prospective competitors include many large companies that have substantially greater marketing, financial, technical and manufacturing resources than we have.

   Competition in the markets that we serve is primarily based on the price, performance and quality of products and the ability to deliver products in a timely fashion. Product qualification is typically a lengthy process and some prospective customers may be unwilling to invest the time or expense necessary to qualify suppliers like us. Further, customers may also be concerned about relying on a relatively small company for a critical sole-sourced component. To the extent we fail to overcome these challenges, there could be material and adverse effects on our business and financial results.

Our product offering is concentrated and a reduction in demand for one of our significant products could reduce our revenues and results of operations.

   We currently derive the majority of our product revenues from sales of standard analog and mixed-signal integrated circuits and we expect these products to continue to account for the majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for standard analog integrated and mixed-signal circuits, such as competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

An important part of our strategy is to continue our focus on the market for high-speed communications integrated circuits, or ICs. If we are unable to penetrate this market further, our revenues could stop growing and may decline.

   Our markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, we would likely lose business from existing or potential customers and would not have the opportunity to compete for new design wins until the next product transition. If we fail to develop products with required features or performance standards, or if we experience even a short delay in bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period of time.

A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on SONET, SDH and ATM transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products are modest, and we may not be successful in addressing other market opportunities for products based on these standards.

If we do not successfully expand our manufacturing capacity on time, we may face serious capacity constraints.

   We currently manufacture a majority of our integrated circuit products at our wafer fabrication facilities located in San Jose and Santa Clara, California, and we are currently expanding these facilities. We believe that when the expansion is completed we will be able to satisfy our production needs from these fabrication facilities through fiscal 2001, although this date may vary depending on, among other things, the strength of customer demand for our products. We will be required to hire, train and manage additional production personnel in order to increase production capacity as scheduled. In addition, to further expand our capacity to fabricate wafers using various processes, including advanced CMOS, we have entered into foundry agreements with third party wafer fabrication providers. We will have to design our products utilizing the fabrication processes at these foundries, qualify our products and then ramp our production volumes at these foundry fabrication facilities. If we cannot expand our capacity on a timely basis or successfully utilize our foundry arrangements, we could experience significant capacity constraints that could render us unable to meet customer demand or force us to spend more to meet demand. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may harm our gross margin in any future fiscal period.

   We are exploring alternatives for the further expansion of our manufacturing capacity which would likely occur after 2001, including entering into strategic relationships to obtain additional capacity; building a new wafer fabrication facility; or purchasing a wafer fabrication facility. Any of these alternatives could require a significant investment by us. There can be no assurance that any of the alternatives for expansion of our manufacturing capacity will be available on a timely basis or that we will be able to manage our growth and effectively integrate our expansion into our current operations. Additionally, the cost of any investment we may have to make to expand our manufacturing capacity is expected to be funded through a combination of available cash, cash equivalents and short-term investments, cash from operations and additional debt, and lease or equity financing. We may not be able to obtain the additional financing necessary to fund the construction and completion of any new manufacturing facility.

   Expanding our current wafer fabrication facility, building a new wafer fabrication facility or purchasing a wafer fabrication facility also entails significant risks, including:

- shortages of materials and skilled labor
- unforeseen environmental or engineering problems
- work stoppages
- weather interference
- unanticipated cost increases

   Any one of these risks could have a material adverse effect on the building, equipping and production start-up of a new facility or the expansion of our existing facilities. In addition, unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of the expansion of our facilities or a new facility and could reduce our anticipated revenues. Also,

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the timing of commencement of operation of our expanded facilities or a new facility will depend upon the availability, timely delivery, successful installation and testing of the necessary process equipment. As a result of the foregoing and other factors, our expanded or new facility may not be completed and in volume production within its current budget or within the period currently scheduled. Furthermore, we may be unable to achieve adequate manufacturing yields in our expanded facilities or a new facility in a timely manner, and our revenues may not increase commensurate with the anticipated increase in manufacturing capacity associated with these facilities. In addition, in the future, we may be required for competitive reasons to make additional capital investments in our existing wafer fabrication facilities or to accelerate the timing of the construction of a new wafer fabrication facility in order to expedite the manufacture of products based on more advanced manufacturing processes.

We encounter risks associated with our international operations.

   We have generated a substantial portion of our net revenues from export sales. We believe that a substantial portion of our future net revenues will depend on export sales to customers in international markets, including Asia. International markets are subject to a variety of risks, including changes in policy by foreign governments, social conditions such as civil unrest, and economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. In addition, we sell to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic conditions in Asia or elsewhere. Such factors could adversely affect our future revenues, financial condition, results of operations or cash flows.

   Historically, we have not experienced significant individual product gross margin differences on export sales compared to domestic sales. However, as a result of the international market risks discussed above or other factors, there can be no assurance that we will not experience material gross margin fluctuations in the future, which could materially and adversely affect our business, financial condition, results of operations or cash flows.

   Our international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. This would result in making our products relatively more expensive than our competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments.

Our operating results substantially depend on manufacturing output and yields, which may not meet expectations.

   We manufacture most of our semiconductors at our San Jose and Santa Clara, California fabrication facilities. Manufacturing semiconductors requires manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then our ability to manufacture the related product would be impaired and our business would suffer until the tool was repaired or replaced. Additionally, the fabrication of integrated circuits is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The ongoing expansion of the manufacturing capacity of our existing wafer fabrication facilities could increase the risk of contaminants in the facilities. In addition, many of these problems are difficult to diagnose, and are time consuming and expensive to remedy and can result in lower output and yields and shipment delays.

   Because the majority of our costs of manufacturing are relatively fixed, output and yield decreases can result in substantially higher unit costs and may result in reduced gross profit and net income. In addition, output and yield decreases could force us to allocate available product supply among customers, which could potentially harm customer relationships.

Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of materials will be higher than expected.

   We face many risks associated with our dependence upon third parties that manufacture, assemble or package certain of our products. These risks include:

- reduced control over our delivery schedules and quality
- risks of inadequate manufacturing yields and excessive costs
- the potential lack of adequate capacity during periods of excess demand
- difficulties selecting and integrating new subcontractors
- limited warranties on wafers or products supplied to us
- potential increases in prices
- potential misappropriation of our intellectual property

   Any of these risks may lead to increased costs or delay delivery of our products, which would harm our profitability and customer relationships. We may encounter similar risks if we hire subcontractors to test our products in the future.

   Additionally, wafer and product requirements typically represent a very small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors. As a result, we are subject to the risk that a foundry will cease production on an older or lower volume process that it uses to produce our parts. We cannot be certain our outside manufacturers will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs and harm our ability to deliver our products on time.

Our future success depends in part on the continued service of our key design engineering, sales, marketing and executive personnel and our ability to identify, hire and retain additional personnel.

   There is intense competition for qualified personnel in the semiconductor industry, in particular design engineers, and we may not be able to continue to attract and train engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Because our markets are subject to rapid technological change, our success depends heavily on our ability to develop and introduce new products.

   The markets for our products are characterized by:

- rapidly changing technologies
- evolving and competing industry standards
- short product life cycles
- changing customer needs
- emerging competition
- frequent new product introductions and enhancements
- increased integration with other functions
- rapid product obsolescence

   To develop new products for the computer and communications markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. We must maintain close working relationships with key customers in order to develop new products that meet customers' changing needs. We also must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Further, if we fail to achieve design wins with our key customers or potential customers our business will face significant harm because once a customer designs a supplier's product into its system, the customer typically is reluctant to change its supply source because of the high costs associated with qualifying a new supplier.

   Products for communications applications, as well as for computing applications, are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense.

We may not be able to protect our intellectual property adequately, or we could be harmed by litigation involving our patents and proprietary rights.

   Our future success depends in part upon our intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents owned by us.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

   Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that existing claims or any other assertions or claims for indemnity resulting from infringement claims will not adversely affect our business, financial condition, results of operations, or cash flows.

We face risks associated with acquisitions we have completed and will face risks associated with any future acquisitions.

   We have made three strategic acquisitions in the past two years: Synergy Semiconductor in November 1998, Altos Semiconductor Inc. in December 1999 and Electronic Technology Corporation in April 2000. The risks involved with acquisitions include:

- diversion of management's attention
- failure to retain key personnel
- amortization of acquired intangible assets
- customer dissatisfaction or performance problems with the acquired company
- the cost associated with acquisitions and the integration of acquired operations
- assumption of unknown liabilities

   Any of these risks could materially harm our business, financial condition and results of operations. Additionally, there can be no assurance that any of the companies that we acquired or any business that we may acquire in the future will achieve anticipated revenues and operating results.

   In addition, acquisitions accounted for using the pooling of interests methods of accounting are subject to rules established by the Financial Accounting Standards Board and the Securities and Exchange Commission. These rules are complex and the interpretation of them is subject to change. Additionally, the availability of pooling of interests accounting treatment for a business combination depends in part upon circumstances and events occurring after the acquisition. The failure of a past business combination or a future potential business combination that has been accounted for under the pooling of interests accounting method to qualify for this accounting treatment would materially harm our reported and future earnings and likely, the price of our common stock.

Periods of rapid growth and expansion could continue to place a significant strain on our limited personnel and other resources.

   To manage expanded operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate and manage our employees. In addition, the integration of past and future potential acquisitions and the expansion of our manufacturing capacity will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to manage our growth or effectively integrate the expansion of our current wafer fabrication facilities, or a new manufacturing facility, into our current operations.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our business could be adversely effected by electrical power or natural gas supply interruptions.

   The majority or our administrative, technical and manufacturing facilities are located in Northern California and these facilities may be subject to electrical power or natural gas supply interruptions. In recent months, electrical power suppliers have experienced shortages in electrical power which has resulted in brief electrical power interruptions. The weak financial condition of California's Public Utilities may aggravate the situation and shortages may develop for natural gas. Semiconductor manufacturing depends upon a controlled environment which requires high usage of electrical power and natural gas. Frequent or extended electrical power interruptions could have a negative impact on production output, manufacturing yields, and manufacturing efficiencies. The Company intends to implement plans to reduce the impact of temporary power outages. These plans include the installation of emergency electrical power generation equipment. There can be no assurance that these plans will be successful. Frequent or extended electrical power or natural gas interruptions could have a material adverse impact on our business, financial condition and operating results.

Our ability to manufacture sufficient wafers to meet demand could be severely hampered by natural disasters.

   Our existing wafer fabrication facilities are, and potential new wafer fabrication facilities may be, located in Northern California and these facilities may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake, could have a material adverse impact on our business, financial condition and operating results.

We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials.

   We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production, alteration of our manufacturing processes or a cessation of operations. In addition, these regulations could restrict our ability to expand our facilities at their present locations or construct or operate a new wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Our failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 2000, the Company held $32.9 million in short-term investments consisting of corporate debt securities (commercial paper) with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At December 31, 2000, the Company had fixed rate long-term debt of approximately $5.9 million. A hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements are set forth on pages 41 through 62, which follow Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 2001 annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:

EXECUTIVE OFFICERS

   The executive officers of the Company, and their ages as of December 31, 2000, are as follows:

         Name               Age                     Position
------------------------   ----   --- ------------------------------------------

Raymond D. Zinn             63    President, Chief Executive Officer and
                                  Chairman of the Board

Robert Whelton              61    Executive Vice President of Operations

George T. Anderl            61    Vice President, Sales and Marketing

Robert J. Barker            54    Vice President, Corporate Business
                                  Development,  and Secretary

Richard D. Crowley, Jr.     44    Vice President, Finance and Chief
                                  Financial Officer

Carlos Laber                49    Vice President, Design Engineering

Carlos Mejia                50    Vice President, Human Resources

Barry Small                 52    Vice President, Wafer Fabrication Division

Scott Ward                  46    Vice President, Test Engineering

Thomas Wong                 45    Vice President, High Bandwidth Products

J. Vincent Tortolano        51    Vice President, General Counsel

Richard Zelenka             45    Vice President, Quality Assurance


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

   Mr. Barker has served as Vice President, Corporate Business Development since October 1999. Mr. Barker has also served as the Company's Secretary since May 2000. From April 1994 to September 1999 he held the position of Vice President, Finance and Chief Financial Officer. From April 1984 until he joined Micrel, Mr. Barker was employed by Waferscale Integration, Inc., where his last position was Vice President of Finance and Secretary. Prior to 1984, Mr. Barker held various accounting and financial positions at Monolithic Memories and Lockheed Missiles and Space Co. He holds a B.S. in Electrical Engineering and a M.B.A. from University of California at Los Angeles.

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

   Mr. Laber joined the Company in March 2000 as its Vice President, Design Engineering. Prior to joining the Company, Mr. Laber was employed by Micro Linear Corporation from 1984 to 2000 where he held the positions of Vice President of Design Engineering, Director of Engineering, and Principal Engineer. Prior to 1984 Mr. Laber was employed by National Semiconductor and Intel Corporation in various design engineering positions. He holds a M.S.E.E. from the University of Minnesota.

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

   Mr. Wong joined the Company in November 1998 as its Vice President, HighBandwith Products. Prior to joining the Company, Mr. Wong was a co-founder of Synergy Semiconductor and held various management positions including Chief Technical Officer, Vice President Engineering, Vice President Standard Products and Vice President Product Development for Synergy Semiconductor from 1987 to November 1998 at which time Synergy was acquired by the Company. From 1978 to 1986, Mr. Wong was employed by Advanced Micro Devices where his last position was Design Engineering Manager. He holds a B.S.E.E. from the University of California at Berkeley and a M.S.E.E. from San Jose State University.

   Mr. Tortolano joined the Company in August 2000 as its Vice President, General Counsel. From 1999 until he joined the Company, Mr. Tortolano was employed by Lattice Semiconductor Corporation, where he held the position of Vice President, Co-General Counsel. From 1983 to 1999, Mr. Tortolano was employed by Advanced Micro Devices, Inc., where his last position was Vice President, General Counsel of AMD's Vantis subsidiary. Mr. Tortolano holds a B.S.E.E. from Santa Clara University and a Juris Doctor degree from University of California at Davis.

   Mr. Zelenka has served as Vice President, Quality Assurance since August 2000. From January 1998 to July 2000 he held the position of Director of Product Assurance. Prior to joining the Company, Mr. Zelenka was employed by National Semiconductor from 1987 to 1998 as a Senior Quality Manager. From 1983 to 1987 Mr. Zelenka was employed by Fairchild Semiconductor where he held the position of Wafer Fab Quality Manager. He holds a B.S. in Chemical Engineering from the University of Wyoming.


ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 2001 annual meeting of shareholders and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 2001 annual meeting of shareholders and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual meeting of shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as part of this Report:

      1.   Financial Statements.    The following financial statements of the
Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:


                                                                       Page
                                                                       ----
Independent Auditors' Report                                             41
Consolidated Balance Sheets as of December 31, 2000 and 1999             42
Consolidated Income Statements for the Years ended
 December 31, 2000, 1999 and 1998                                        43
Consolidated Statements of Shareholders' Equity and Comprehensive
 Income for the Years ended December 31, 2000, 1999 and 1998             44
Consolidated Statements of Cash Flows for the Years ended
 December 31, 2000, 1999 and 1998                                        45
Notes to Consolidated Financial Statements                               46

      2.   Financial Statement Schedules.   The following financial statement
schedule of the Company for the years ended December 31, 2000, 1999 and 1998 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

Schedule                Title                                          Page
--------                -----                                          ----

                Independent Auditors' Report                             61
II              Valuation and Qualifying Accounts                        62

         Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      3. Exhibits. See Exhibit Index on page 39 hereof for a list of exhibits filed or incorporated by reference as a part of this report.

   (b) Reports on Form 8-K. No report on Form 8-K was filed by the Company in the quarter ended December 31, 2000.

Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit
Number                      Description
-------                     -----------

   2.1 Merger Agreement dated October 21, 1998, by and between Micrel, Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor Corporation. (1)
   2.2 Letter agreement dated November 9, 1998, between Micrel, Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor Corporation. (1)
   2.3 Escrow Agreement dated November 9, 1998, between Micrel, Incorporated, John F. Stockton, as representative of the former Synergy shareholders, and Bank of the West. (1)
   2.4 Agreement and Plan of Merger and Reorganization among Micrel, Incorporated, Electronic Technology Corporation and ETC Acquisition Sub, Inc., dated as of April 4, 2000 (10)
   3.1     Amended and Restated Articles of Incorporation of the Registrant. (2)
   3.2 Certificate of Amendment of Articles of Incorporation of the Registrant. (3)
   3.3     Amended and Restated Bylaws of the Registrant. (3)
   3.4 Certificate of Amendment of Articles of Incorporation of the Registrant. (9)
   4.1     Certificate for Shares of Registrant's Common Stock. (4)
  10.1 Indemnification Agreement between the Registrant and each of its officers and directors. (3)
  10.2     1989 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.3     1994 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.4     1994 Stock Purchase Plan. (4)
  10.6 Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (2)
  10.8     Form of Domestic Distribution Agreement. (3)
  10.9     Form of International Distributor Agreement. (3)
  10.10 Second Amendment dated February 20, 1995 between the Registrant and TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended
           August 6, 1992 and February 5, 1993. (4)
  10.11 Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (5)
  10.12 Commercial Lease between Harris Corporation and Synergy Semiconductor Corporation dated February 29, 1996. (6)
  10.13 Standard Industrial/Commercial Single-Tenant Lease Agreement Dated March 3, 2000 between the Registrant and Rose Ventures II (7)
  10.14 Loan and Security Agreement Dated March 8, 2000 between the Registrant and Bank of the West (8)
  23.1     Independent Auditors' Consent.
  24.1     Power of Attorney.  (See Signature Page.)


*   Management contract or compensatory plan or agreement.

(1)   Incorporated herein by reference to the Company's Current Report
on Form 8-K dated November 9, 1998 filed    with the Commission on
November 23, 1998 in which this exhibit bears the same number, unless otherwise indicated.

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 33-
85694, in which this exhibit bears the same number, unless otherwise indicated.

(3) Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in which this exhibit bears the number 10.14.

(7) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 2000.

(8) Incorporated by reference to exhibit 10.2 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 2000.

(9) Incorporated by reference to exhibit 3.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2000.

(10) Incorporated by reference to exhibit 10.1 filed with the Company's registration statement on Form S-3 filed with the S.E.C. on May 25, 2000.

   (d)   Financial Statement Schedules.   The financial statement schedule
required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the accompanying consolidated balance sheets of Micrel, Incorporated and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP

San Jose, California
January 23, 2001

                              MICREL, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                      (In thousands, except share amounts)
_______________________________________________________________________________

                                                            2000         1999
                                                         ---------    ---------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $  81,902    $  15,360
   Short-term investments                                   32,858       36,337
   Accounts receivable, less allowances:
    2000, $4,309; 1999, $2,547                              58,751       39,472
   Inventories                                              20,703       23,851
   Prepaid expenses and other                                1,494        1,108
   Deferred income taxes                                    20,485       11,388
                                                         ---------    ---------
      Total current assets                                 216,193      127,516

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                  110,576       67,162
INTANGIBLE ASSETS, NET                                       5,775        7,933
OTHER ASSETS                                                   350          483
                                                         ---------    ---------

TOTAL                                                    $ 332,894    $ 203,094
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                      $  14,515    $  11,241
   Accrued compensation                                      8,171        5,272
   Accrued commissions                                       2,219        1,952
   Income taxes payable                                     11,720       12,230
   Other accrued liabilities                                 1,623        1,442
   Deferred income on shipments to distributors             14,224        6,541
   Current portion of long-term debt                         5,429        5,132
                                                         ---------    ---------
      Total current liabilities                             57,901       43,810
                                                         ---------    ---------

LONG-TERM DEBT                                               5,327        8,854
DEFERRED RENT                                                  943          624
DEFERRED INCOME TAXES                                        2,898        1,137

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -
    authorized: 5,000,000 shares;
    issued and outstanding: none                                -            -
   Common stock, no par value -
    authorized: 250,000,000 shares;
    issued and outstanding:
     2000 - 85,374,400; 1999 - 82,835,152                   90,854       51,954
   Accumulated other comprehensive income (loss)               (32)          15
   Retained earnings                                       175,003       96,700
                                                         ---------    ---------
      Total shareholders' equity                           265,825      148,669
                                                         ---------    ---------

TOTAL                                                    $ 332,894    $ 203,094
                                                         =========    =========

See notes to consolidated financial statements.

                              MICREL, INCORPORATED

                         CONSOLIDATED INCOME STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (In thousands, except per share amounts)
_______________________________________________________________________________

                                                 2000        1999        1998
                                              ---------   ---------   ---------

NET REVENUES                                  $ 322,475   $ 195,122   $ 140,508

COST OF REVENUES                                133,129      85,629      69,324
                                              ---------   ---------   ---------

GROSS PROFIT                                    189,346     109,493      71,184
                                              ---------   ---------   ---------

OPERATING EXPENSES:
   Research and development                      35,789      26,328      18,931
   Selling, general and administrative           41,943      28,157      21,658
   Purchased in-process technology                   -          603       3,737
                                              ---------   ---------   ---------
      Total operating expenses                   77,732      55,088      44,326
                                              ---------   ---------   ---------

INCOME FROM OPERATIONS                          111,614      54,405      26,858
                                              ---------   ---------   ---------

OTHER INCOME (EXPENSE):
   Interest income                                5,428       2,049       1,507
   Interest expense                                (976)     (1,468)       (416)
   Other income(loss), net                         (134)         29           1
                                              ---------   ---------   ---------
      Total other income, net                     4,318         610       1,092
                                              ---------   ---------   ---------

INCOME BEFORE INCOME TAXES                      115,932      55,015      27,950

PROVISION FOR INCOME TAXES                       38,261      18,356      10,774
                                              ---------   ---------   ---------

NET INCOME                                    $  77,671   $  36,659   $  17,176
                                              =========   =========   =========


NET INCOME PER SHARE:
   Basic                                      $    0.92   $    0.45   $    0.22
                                              =========   =========   =========
   Diluted                                    $    0.82   $    0.41   $    0.20
                                              =========   =========   =========

SHARES USED IN COMPUTING PER
SHARE AMOUNTS:
   Basic                                         84,234      81,660      79,220
                                              =========   =========   =========
   Diluted                                       94,687      89,792      84,812
                                              =========   =========   =========

See notes to consolidated financial statements.

                                               MICREL, INCORPORATED

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             AND COMPREHENSIVE INCOME
                                   YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                       (In thousands, except share amounts)
________________________________________________________________________________________________________________

                                                           Accumulated
                                      Common Stock            Other                   Total
                                   ---------------------  Comprehensive   Retained  Shareholders'  Comprehensive
                                     Shares     Amount    Income (Loss)   Earnings    Equity          Income
                                   ----------  ---------  -------------  ---------  -------------  -------------
Balances, December 31, 1997        77,933,276  $  27,703           -     $  42,865    $  70,568

Net income                                 -          -            -        17,176       17,176      $  17,176
Other comprehensive income,
   net of tax - Change in net
   unrealized gains from
   short-term investments                  -          -            10           -            10             10
                                                                                                     ---------
Comprehensive income                                                                                 $  17,186
                                                                                                     =========
Employee stock transactions         2,431,508      4,088           -            -         4,088

Tax benefit of employee stock
   transactions                            -       3,869           -            -         3,869
                                   ----------  ---------    ---------    ---------    ---------
Balances, December 31, 1998        80,364,784     35,660           10       60,041       95,711

Net income                                 -          -            -        36,659       36,659      $  36,659
Other comprehensive income,
   net of tax - Change in net
   unrealized gains from
   short-term investments                  -          -             5           -             5              5
                                                                                                     ---------
Comprehensive income                                                                                 $  36,664
                                                                                                     =========
Employee stock transactions         2,470,368      8,301           -            -         8,301
Tax benefit of employee stock
   transactions                            -       7,993           -            -         7,993
                                   ----------  ---------    ---------    ---------    ---------
Balances, December 31, 1999        82,835,152     51,954           15       96,700      148,669

Net income                                 -          -            -        77,671       77,671      $  77,671
Other comprehensive income,
   net of tax - Change in net
   unrealized gains from
   short-term investments                  -          -           (47)          -           (47)           (47)
                                                                                                     ---------
Comprehensive income                                                                                 $  77,624
                                                                                                     =========
Acquisition of ETC                    152,234         32           -           632          664
Employee stock transactions         2,387,014     15,457           -            -        15,457
Tax benefit of employee stock
   transactions                            -      23,411           -            -        23,411
                                   ----------  ---------    ---------    ---------    ---------
Balances, December 31, 2000        85,374,400  $  90,854    $     (32)   $ 175,003    $ 265,825
                                   ==========  =========    =========    =========    =========

See notes to consolidated financial statements.


                              MICREL, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)
_______________________________________________________________________________

                                                 2000        1999        1998
                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $  77,671   $  36,659   $  17,176
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                  25,062      19,267      12,332
  Purchased in-process technology                    -          603       3,737
  Gain on disposal of assets                        (40)        (31)         (3)
  Deferred rent                                     319        (166)       (126)
  Deferred income taxes                          (7,336)     (2,848)     (3,642)
  Changes in operating assets and
   liabilities, net of effects of
   acquisition:
    Accounts receivable                         (19,003)    (15,393)     (4,896)
    Inventories                                   3,463      (7,782)      4,553
    Prepaid expenses and other assets              (239)       (415)       (149)
    Accounts payable                              3,214       3,249       2,893
    Accrued compensation                          2,853       1,373         364
    Accrued commissions                             245         442         299
    Income taxes payable                         22,901      15,908       7,033
    Other accrued liabilities                       151      (1,282)         61
    Deferred income on shipments to
     distributors                                 7,663       2,127         997
                                              ---------   ---------   ---------
      Net cash provided by operating
       activities                               116,924      51,711      40,629
                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold
   improvements                                 (65,833)    (29,364)    (30,880)
  Purchases of short-term investments          (145,285)    (65,321)    (38,754)
  Proceeds from sales and maturities of
   short-term investments                       148,743      44,018      41,300
  Purchase of company, net of cash acquired          -       (1,800)    (10,271)
                                              ---------   ---------   ---------
      Net cash used in investing activities     (62,375)    (52,467)    (38,605)
                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term borrowings                 -           -       (3,132)
  Proceeds from long-term borrowings              2,000       2,100      12,000
  Repayments of long-term debt                   (5,464)     (7,700)     (4,146)
  Proceeds from the issuance of common stock     15,457       8,301       4,088
                                              ---------   ---------   ---------
      Net cash provided by financing
       activities                                11,993       2,701       8,810
                                              ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS        66,542       1,945      10,834
CASH AND CASH EQUIVALENTS - Beginning of year    15,360      13,415       2,581
                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS - End of year       $  81,902   $  15,360   $  13,415
                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:
  Cash paid during the year for:
    Interest                                  $     976   $   1,468   $     291
                                              =========   =========   =========

    Income taxes                              $  22,705   $   5,293   $   7,384
                                              =========   =========   =========

See notes to consolidated financial statements.

                              MICREL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2000, 1999 and 1998

1.  SIGNIFICANT  ACCOUNTING  POLICIES
    Nature of Business - Micrel, Incorporated and its wholly-owned subsidiaries (the "Company") develops, manufactures and markets analog and mixed-signal semiconductor devices. The Company also provides custom and foundry services which include silicon wafer fabrication, integrated circuit assembly and testing. The Company's standard integrated circuits are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computer, communication, and industrial markets. The Company's custom circuits and wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer, automotive and military applications. The Company produces the majority of its wafers at the Company's wafer fabrication facilities located in San Jose and Santa Clara, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities primarily located in Malaysia.

    Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Micrel, Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Use of Estimates - In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include allowance for doubtful accounts receivable, reserves for product returns, reserves for obsolete and slow moving inventory, income taxes and accrual for other liabilities. Actual results could differ from those estimates.

    Cash Equivalents - The Company considers all liquid debt instruments purchased with remaining maturities of three months or less to be cash equivalents.

    Short-term Investments - Short-term investments consist primarily of liquid debt instruments purchased with remaining maturity dates of greater than three months. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity, net of income taxes. At December 31, 2000 and 1999, short-term investments consisted of corporate debt securities (commercial paper) with maturities of less than one year.

    Short-term investments include the following available-for-sale securities at December 31, 2000 and 1999 (in thousands):

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding      Holding
                                    Cost       Value       Gains       Losses
                                 ---------   ---------   ---------   ----------
December 31, 2000                $  32,890   $  32,858   $      -    $       32

December 31, 1999                $  36,322   $  36,337   $      15   $       -


                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

    Certain Significant Risks and Uncertainties - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and short-term investments consist primarily of commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. At December 31, 2000, no customer accounted for 10% or more of total accounts receivable. At
    December 31, 1999, two customers accounted for 10% or more of total accounts receivable.

    The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations, or cash flows: changes in the overall demand for products offered by the Company; competitive pressures in the form of new products or price reductions on current products; advances and trends in new technologies and industry standards; changes in product mix; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patents (Note 11), product, regulatory or other factors; risk associated with the ability to obtain necessary components; risks associated with the Company's ability to attract and retain employees necessary to support its growth.

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

    Intangible Assets - Intangible assets (net of accumulated amortization of $4.4 million in 2000; $2.3 million in 1999) at December 31, consist of the following (in thousands):

                                                                  Amortization
                                            2000       1999     Period(Years)(1)
                                          --------   --------   ----------------
    Developed and core technology         $  3,980   $  5,323          5
    Assembled workforce                        271        576          3
    Tradename and patents                      774      1,031          5
    Customer relationships                     750      1,003          5
                                          --------   --------
                                          $  5,775   $  7,933
                                          ========   ========

(1) Using straight-line basis amortization.


    Impairment of Long-Lived Assets - Long-lived assets and certain intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

    Revenue Recognition - Revenue from products sold directly to customers is recognized upon shipment. A portion of the Company's sales are made to United States of America, Canadian and certain other international distributors under agreements allowing certain rights of return and price protection on merchandise unsold by these distributors. Accordingly, the Company defers recognition of such revenues until the merchandise is sold by the distributors to their customers. The Company records a provision for estimated returns, allowances and warranty costs at the time revenue is recognized. Warranty costs have not been material in any period presented.

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

    Stock Split - In June 2000, the Company declared a two-for-one stock split of its common stock in the form of a 100% stock dividend payable June 27, 2000, on all shares of common stock outstanding as of June 6, 2000. All share and per share information in the accompanying consolidated financial statements has been adjusted to retroactively give effect to the stock split for all periods presented.

    Net Income per Share - Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method.

    Reconciliation of weighted average shares used in computing earnings per share is as follows (in thousands):

                                                      Years Ended December 31,
                                                    ---------------------------
                                                      2000      1999      1998
                                                    -------   -------   -------
    Weighted average common shares outstanding       84,234    81,660    79,220
    Dilutive effect of stock options outstanding,
     using the treasury stock method                 10,453     8,132     5,592
                                                    -------   -------   -------
    Shares used in computing diluted earnings
     per share                                       94,687    89,792    84,812
                                                    =======   =======   =======

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

    Fair Value of Financial Instruments - Financial instruments included in the Company's consolidated balance sheets at December 31, 2000 and 1999 consist of cash, cash equivalents, short-term investments and long-term debt. For cash, the carrying amount is a reasonable estimate of the fair value. The carrying amount for cash equivalents and short-term investments approximates fair value because of the short maturity of those investments. The fair value of long-term debt approximates the carrying amount. The fair value of long-term debt is based on the discounted value of the contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

    Comprehensive Income - Comprehensive income represents the change in net assets during the period from nonowner sources. Consolidated statements of comprehensive income for the years ended December 31, 2000, 1999, and 1998 have been included within the consolidated statements of shareholders' equity and comprehensive income.

    Segment Information - The Company reports segment data pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in two reportable segments, standard products and custom and foundry products (Note 12).

    New Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management has concluded that the adoption of SFAS 133 will not have a material effect on the financial position, results of operations, or cash flows of the Company.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides the SEC staff's views on selected revenue recognition issues. Management has completed its evaluation of SAB 101 and has determined that the Company is in compliance with SAB 101 and no adjustments are required.

2.  ACQUISITIONS

    On April 13, 2000, the Company completed the acquisition of Electronic Technology Corporation ("ETC"), a privately held provider of power management and mixed signal products for the portable computing, communications and automotive markets. Under the terms of the merger agreement, the Company issued 152,234 shares of common stock in exchange for the outstanding shares of capital stock of ETC. The transaction is accounted for as a pooling of interests. Prior period financial statements presented have not been restated to include the ETC results as the impact was not material.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

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

    The acquisition was accounted for as a purchase and, accordingly, the results of operations of Synergy from the date of acquisition forward have been included in the Company's consolidated financial statements. In connection with the acquisition, intangible assets of $12.9 million were acquired, of which $3.7 million was reflected as a one-time charge to operations for the write-off of purchased in-process technology that had not reached technological feasibility and, in management's opinion, had no probable alternative future use. The $3.7 million one-time charge for purchased in-process technology has been reflected in the Company's fiscal 1998 consolidated income statement within operating expenses. The remaining intangible assets of $9.2 million, consisting of existing technology, assembled workforce, tradename and patents, and customer relationships, are included in intangible assets in the accompanying balance sheets and are being amortized over their useful lives of three to five years.

    In connection with the Synergy acquisition, net assets acquired were as follows (in thousands):

    Current assets                                         $  13,564
    Equipment and other, net                                   5,074
    Intangible assets, including purchased
     in-process technology                                    12,945
    Liabilities assumed                                      (20,110)
                                                           ---------
    Net assets acquired                                    $  11,473
                                                           =========

    The following unaudited pro forma information shows the results of operations for the year ended December 31, 1998, as if the Synergy acquisition had occurred at the beginning of 1998 (in thousands, except per share amounts):

    Net revenues                                           $ 163,819
    Net income                                             $  11,295
    Net income per share, basic                            $    0.57
    Net income per share, diluted                          $    0.53

    The pro forma results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of 1998 or of future operations of the combined companies

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

3.  INVENTORIES

    Inventories at December 31 consist of the following (in thousands):

                                                            2000         1999
                                                         ---------    ---------
    Finished goods                                       $   6,661    $   5,958
    Work in process                                         12,027       16,125
    Raw materials                                            2,014        1,768
                                                         ---------    ---------
                                                         $  20,703    $  23,851
                                                         =========    =========

4.  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

    Equipment and leasehold improvements at December 31 consist of the following (in thousands):

                                                            2000         1999
                                                         ---------    ---------
    Manufacturing equipment                              $ 152,584    $ 105,370
    Leasehold improvements                                  12,595        2,909
    Office furniture and equipment                          10,619        3,110
                                                         ---------    ---------
                                                           175,798      111,389
    Accumulated depreciation and amortization              (65,222)     (44,227)
                                                         ---------    ---------
                                                         $ 110,576    $  67,162
                                                         =========    =========

5.  BORROWING  ARRANGEMENTS
    Borrowing agreements consisted of (i) $5 million under a revolving line of credit, of which all was unused and available at December 31, 2000, and (ii) $40 million under a non-revolving line of credit, of which $38 million was unused and available at December 31, 2000. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on April 30, 2001 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expires on April 30, 2001. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (9.5% at December 31, 2000), or the bank's revolving offshore rate, which approximates LIBOR (6.4% at December 31, 2000) plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate (9.50% at December 31, 2000), the bank's non-revolving offshore rate, which approximates LIBOR (6.40% at December 31, 2000) plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (5.10% at December 31, 2000) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (5.37% at December 31, 2000) plus 2.75%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 2000.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

    The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the acquisition cost. Amounts borrowed under this credit line are automatically converted to four-year term notes. All equipment notes are collateralized by substantially all of the Company's manufacturing equipment.

    As of December 31, 2000, the Company had $10.8 million outstanding under term notes.

    Long-term debt at December 31, collateralized by equipment, consists of the following (in thousands):

                                                            2000         1999
                                                         ---------    ---------
    Notes payable bearing interest at prime, payable
      in monthly installments through September 2002     $   1,604    $   2,639
    Notes payable bearing a fixed interest rate of
      7.5%, payable in monthly installments through
      November 2002                                          3,805        5,833
    Notes payable bearing interest at annual
      adjustable rate based on the one-year U.S.
      Treasury Bill rate plus 3.0%, payable in
      monthly installments through June 2003                 1,258        1,838
    Notes payable bearing interest at quarterly
      adjustable rate based on LIBOR plus 2.75%,
      payable in monthly installments through
      December 2004                                          2,000           -
    Notes payable assumed from Synergy Semiconductor
      bearing fixed rates ranging from 8.9% to 9.4%,
      payable in monthly installments through
      January 2003                                           2,089        3,676
                                                         ---------    ---------
    Total debt                                              10,756       13,986
    Current portion                                         (5,429)      (5,132)
                                                         ---------    ---------
    Long-term debt                                       $   5,327    $   8,854
                                                         =========    =========

    Maturities of long-term debt subsequent to December 31, 2000 are as follows (in thousands): $5,429 in 2001, $4,075 in 2002, $752 in 2003, and $500 in
    2004.


6.  SHAREHOLDERS' EQUITY

    Preferred Stock

    The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2000. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

    Stock Option Plans

    Under the Company's 2000 Non-Exempt Option Plan and 1994 and 1989 Stock Option Plans (the "Option Plans"), 35,958,672 shares of common stock are authorized for issuance to key employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair value at the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Exempt Option

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

    Plan are exercisable in 20% increments with the initial 20% vesting occurring on the date of grant and then in annual increments of 20% per year from the date of grant. Under the 1994 and 1989 Stock Option Plans options granted become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. At December 31, 2000, 19,594,523 total shares were reserved for future issuance, of which 5,240,419 shares were available for future grants under the Option Plans.

    Option activity under the Option Plans is as follows:

                                                                       Weighted
                                                                        Average
                                                           Number      Exercise
                                                         of Shares      Price
                                                         ----------    --------
    Outstanding, December 31, 1997 (1,810,632
     exercisable at a weighted average price of $0.92
     per share)                                          10,223,232     $ 3.11
       Granted                                            5,726,400       8.26
       Exercised                                         (2,285,400)      1.37
       Canceled                                            (398,400)      3.33
                                                         ----------     ------
    Outstanding, December 31, 1998 (1,909,632
     exercisable at a weighted average price of $2.81
     per share)                                          13,265,832       5.63
       Granted                                            4,125,500      15.51
       Exercised                                         (2,368,868)      2.88
       Canceled                                            (827,200)      7.84
                                                         ----------     ------
    Outstanding, December 31, 1999 (2,738,364
     exercisable at a weighted average price of $5.02
     per share)                                          14,195,264       8.88
       Granted                                            3,070,041      39.09
       Exercised                                         (2,286,625)      5.58
       Canceled                                            (624,576)     12.67
                                                         ----------     ------
    Outstanding, December 31, 2000                       14,354,104     $15.70
                                                         ==========     ======

Additional information regarding options outstanding as of December 31, 2000 is as follows:

                          Stock Options Outstanding       Options Exercisable
                      -------------------------------  -------------------------
                                   Weighted
                                   Average     Weighted                 Weighted
                                  Remaining    Average                  Average
       Range of          Number   Contractual  Exercise      Number     Exercise
     Exercise Prices  Outstanding  Life (yrs)   Price     Exercisable    Price
    ----------------  -----------  ---------   -------    -----------   --------
    $ 0.16 to $ 6.38    2,934,541     5.0       $ 3.50      1,603,081    $ 3.18
    $ 6.39 to $12.76    5,424,002     7.4       $ 8.74      1,544,401    $ 8.50
    $12.77 to $19.14    2,096,586     8.3       $15.58        365,986    $15.56
    $19.15 to $25.53    1,058,600     8.8       $20.85        208,200    $20.86
    $25.54 to $31.91      609,350     9.4       $29.93         12,920    $31.81
    $31.92 to $38.29      684,400     9.2       $34.80             40    $33.44
    $38.30 to $44.67      737,500     9.4       $42.53             -         -
    $44.68 to $51.05      780,625     9.6       $48.44             -         -
    $51.06 to $57.43        4,500     9.6       $56.18             -         -
    $57.44 to $63.81       24,000     9.7       $61.56             -         -
                      -----------                         -----------
    $ 0.16 to $63.81   14,354,104     7.5       $15.70      3,734,628    $ 7.68
                      ===========                         ===========

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

    Employee Stock Purchase Plan

    Under the 1994 Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Shares of common stock issued under the Purchase Plan were 100,389, 101,500, and 146,108, in 2000, 1999, and 1998, respectively, at weighted average prices of $26.47 $14.75 and $6.63, respectively. At December 31, 2000, there were 1,196,953 shares of common stock issued under the Purchase Plan and 1,203,047 shares are reserved for future issuance under the Purchase Plan.

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

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months; stock volatility, 80.1% in 2000, 70.7% in 1999 and 74.1% in 1998; risk free interest rates, 5.33% in 2000, 5.46% in 1999, and 5.36% in 1998; and no
    dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of options granted under the stock option plans during 2000, 1999, and 1998 was $27.17, $11.01, and $5.58 per
    share. If the computed fair values of the 2000, 1999 and 1998 awards under both the Option Plans and the Purchase Plan had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

                                                      Years Ended December 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
    Pro forma net income                         $ 48,605   $ 21,854   $  9,194
    Pro forma net income per share:
       Basic                                     $   0.55   $   0.25   $   0.12
       Diluted                                   $   0.54   $   0.24   $   0.11

    The amounts used above are based on calculated tax effected values for option awards in 2000, 1999 and 1998 aggregating $51.9 million. The impact of outstanding stock options granted prior to 1995 has been excluded from

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

    the pro forma calculation; accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

7.  INCOME  TAXES
    The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                                   2000       1999       1998
                                                 --------   --------   --------
    Currently payable:
      Federal                                    $ 40,518   $ 19,873   $ 13,147
      State                                         5,079      1,331      1,269
                                                 --------   --------   --------
    Total currently payable                        45,597     21,204     14,416
                                                 --------   --------   --------

    Deferred income taxes:
      Federal                                      (3,111)       556     (2,987)
      State                                        (4,225)    (3,404)      (655)
                                                 --------   --------   --------
    Total deferred                                 (7,336)    (2,848)    (3,642)
                                                 --------   --------   --------

    Total provision                              $ 38,261   $ 18,356   $ 10,774
                                                 ========   ========   ========

    A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                                   2000       1999       1998
                                                 --------   --------   --------
    Statutory federal income tax rate               35%        35%        35%
    State income taxes (net of federal income
     tax benefit)                                    1          2          1
    Federal research and experimentation
     tax credits                                    (2)        (2)        (2)
    Export sales tax credit                         (1)        (1)        (2)
    Non-deductible purchased in-process
     technology                                      -          -          5
    Other                                            -         (1)         2
                                                  ----       ----       ----
    Effective tax rate                              33%        33%        39%
                                                  ====       ====       ====

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

    Temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):


                                                            2000         1999
                                                         ---------    ---------

    Deferred tax assets:
      Accruals and reserves not currently deductible     $  10,294    $   6,133
      Deferred income                                        5,901        2,747
      Tax net operating loss and credit carryforwards        9,158        6,691
      Capitalized research and development                   2,272        2,604
      Valuation allowance                                       -            -
                                                         ---------    ---------
    Total deferred tax asset                                27,625       18,175
                                                         ---------    ---------

    Deferred tax liabilities:
      Depreciation                                          (5,420)      (3,246)
      State income taxes                                    (2,679)      (1,387)
      Intangible assets                                     (1,939)      (3,291)
                                                         ---------    ---------
    Total deferred tax liability                           (10,038)      (7,924)
                                                         ---------    ---------
Net deferred tax asset                                   $  17,587    $  10,251
                                                         =========    =========

    Due to the Company's acquisition of Synergy, the Company has available pre-ownership change federal and state net operating loss carryforwards of approximately $6.0 million and $400,000, respectively, which expire beginning in 2006 and 2000. These pre-ownership change net operating loss carryforwards are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $500,000. In addition, the Company has available federal research and state credit carryforwards of approximately $570,000 and $6.5 million, respectively. Regarding the state credit carryforwards, approximately $1.9 million represents pre-ownership change carryforwards subject to the Section 382 annual limitation.


8.  OPERATING  LEASES

    The Company leases its facilities under operating lease agreements that expire in 2005, 2006, and 2011. The lease agreements provide for escalating rental payments over the lease periods. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized on a straight-line basis. Future minimum payments under these agreements are as follows (in thousands):

    Year Ending
    December 31,
    ------------
        2001                                             $  4,236
        2002                                                4,321
        2003                                                4,449
        2004                                                4,551
        2005                                                3,483
    Thereafter                                              7,021
                                                         --------
                                                         $ 28,061
                                                         ========

    Rent expense under operating leases was (in thousands): $3,479, $2,604, and $1,346 for the years ended December 31, 2000, 1999, and 1998, respectively.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

9.  PROFIT-SHARING 401(k) PLAN

    The Company has a profit-sharing plan and deferred compensation plan (the "Plan"). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $1.8 million in 2000, $830,000 in 1999, and $870,000 in 1998. Participants
    vest in Company contributions ratably over six years of service.

10.  SIGNIFICANT CUSTOMERS

    In 2000 one customer, a distributor, accounted for $32.2 million (10.0%) of net revenues. In 1999 and 1998, no single customer accounted for ten percent or more of net revenues

11.  LITIGATION

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

    On July 2, 1999, National Semiconductor Corporation ("National"), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringes five National Semiconductor patents. The complaint in the lawsuit seeks unspecified compensatory damages for infringement, and treble damages as well as permanent injunctive relief against further infringement of the National patents at issue. The Company intends to continue defending itself against these claims. The litigation is currently in the discovery phase. A trial date has not yet been set by the Court.

    On February 26, 1999, the Lemelson Medical, Education & Research
    Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company intends to defend itself against these claims. . The case is currently in the discovery phase and no trial date has been set.

    On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

    patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741 which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. A notice of appeal of the Judgment was filed by Linear on September 17, 1999. Linear filed its appeal brief with the United States Court of Appeal for the Federal Circuit ("CAFC") in October, 2000. The Company filed its responsive brief with the CAFC in January, 2001.

    On June 16, 1999, Paul Boon ("Boon" or "plaintiff"), an ex-employee of the Company, filed a complaint in the Superior Court of California entitled Paul Boon v. Micrel Incorporated, dba Micrel Semiconductor, alleging breach of employment contract, discrimination based upon age, and wrongful termination in violation of public policy. On October 12, 2000, Boon filed an amended complaint alleging breach of an implied covenant of good faith and fair dealing, and breach of written agreement, in addition to the original causes of action. On February 23, 2001, a jury decided that the Company had breached an employment contract with plaintiff and awarded plaintiff $1.267 million. The Company intends to continue to vigorously defend itself against these claims, up to and including an appeal to the California Court of Appeals and to the Supreme Court for the State of California, if necessary.

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

12.  SEGMENT REPORTING

    SFAS No.131 requires disclosures regarding products and services, geographic areas, and major customers. The Company operates in two reportable segments: standard products and custom and foundry products. For the year ended December 31, 2000, the Company recorded revenue from customers throughout the United States; France, the U.K., Finland, Germany, Italy, Switzerland, Israel, Spain, Ireland, Sweden, and The Netherlands (collectively referred to as "Europe"); Korea; Japan; Taiwan; Singapore, Hong Kong, China, and Malaysia (collectively referred to as "Other Asian Countries"); and Canada.


Net Revenues by Segment (in thousands):

                                                 Years Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
     Net Revenues:
     Standard Products                      $  251,446  $  151,085  $   99,902
     Custom and Foundry Products                71,029      44,037      40,606
                                            ----------  ----------  ----------
        Total net revenues                  $  322,475  $  195,122  $  140,508
                                            ==========  ==========  ==========


     Geographic Information  (in thousands):
                                    2000                 1999            1998
                             ------------------   ------------------   --------
                                         Long-                Long-
                               Total     Lived      Total     Lived      Total
                             Revenues   Assets    Revenues   Assets    Revenues*
                             --------  --------   --------  --------   --------
    United States of America $153,109  $109,219   $ 80,695  $ 70,210   $ 76,731
    Korea                      30,305        34     30,037        13     15,441
    Japan                      19,304        83     14,147        -      12,887
    Taiwan                     26,187        23     19,112        14     12,444
    Other Asian Countries      14,511     6,100      7,593     5,295      7,108
    Europe                     34,153     1,242     21,364        46     15,550
    Canada                     44,906        -      22,174        -         347
                             --------  --------   --------  --------   --------
    Total                    $322,475  $116,701   $195,122  $ 75,578   $140,508
                             ========  ========   ========  ========   ========


    * Total revenues are attributed to countries based on "ship to" location of customer.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2000, 1999 and 1998

13.  QUARTERLY RESULTS - UNAUDITED

    (in thousands, except per share
     amounts)

                                            Three Months Ended
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   2000       2000       2000       2000
                                 --------   --------   --------   --------
    Net revenues                 $ 67,313   $ 75,845   $ 86,549   $ 92,768
    Gross profit                 $ 38,168   $ 43,857   $ 51,676   $ 55,645
    Net income                   $ 14,234   $ 17,649   $ 21,959   $ 23,829
    Net income per share:
      Basic                      $   0.17   $   0.21   $   0.26   $   0.28
      Diluted                    $   0.15   $   0.19   $   0.23   $   0.25

    Shares used in computing
     per share amounts:
      Basic                        83,206     83,953     84,564     85,211
      Diluted                      94,264     94,281     95,779     94,422

                                            Three Months Ended
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   1999       1999       1999       1999
                                 --------   --------   --------   --------
    Net revenues                 $ 40,571   $ 44,178   $ 50,091   $ 60,282
    Gross profit                 $ 22,626   $ 24,739   $ 28,128   $ 34,000
    Net income                   $  7,359   $  8,139   $  9,368   $ 11,793 (1)
    Net income per share:
      Basic                      $   0.09   $   0.10   $   0.11   $   0.14 (1)
      Diluted                    $   0.08   $   0.09   $   0.10   $   0.13 (1)

    Shares used in computing
     per share amounts:
      Basic                        80,580     81,352     82,128     82,576
      Diluted                      87,660     88,904     90,704     91,898

    Note (1): Consolidated financial results for the fourth quarter ended
    December 31, 1999 reflect a charge of $603,000 related to purchased in-process technology associated with the acquisition of Altos
    Semiconductor.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the consolidated financial statements of Micrel, Incorporated as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 23, 2001. Our audits also included the financial statement schedule of Micrel, Incorporated, listed in Item 14 (a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

San Jose, California
January 23, 2001

                                                                SCHEDULE II

                              MICREL, INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 2000, 1999, and 1998
                             (Amounts in thousands)

                              Balance at   Additions
                              Beginning   and Charges   Bad Debt   Balance at
      Description              of Year    to Expenses  Write-offs  End of Year
----------------------------  ----------  -----------  ----------  -----------
Year Ended December 31, 2000
Accounts receivable allowance  $   2,547    $   1,795   $ (    33)   $   4,309

Year Ended December 31, 1999
Accounts receivable allowance  $   1,613    $     941   $ (     7)   $   2,547

Year Ended December 31, 1998
Accounts receivable allowance  $   2,015    $      -    $   ( 402)   $   1,613



                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 29th day of March, 2001.

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


          Signature                       Title                      Date
----------------------------   ------------------------------   --------------

/S/ RAYMOND D. ZINN            President, Chief Executive       March 29, 2001
----------------------------   Officer and Chairman of the
    Raymond D. Zinn            Board of Directors
                               (Principal Executive Officer)

/S/ RICHARD D. CROWLEY, JR.    Vice President, Finance and      March 29, 2001
----------------------------   Chief Financial Officer
    Richard D. Crowley, Jr.    (Principal Financial and
                               Accounting Officer)

/S/ WARREN H. MULLER           Director                         March 29, 2001
----------------------------
    Warren H. Muller


/S/ GEORGE KELLY               Director                         March 29, 2001
----------------------------
    George Kelly

/S/ DALE L. PETERSON           Director                         March 29, 2001
----------------------------
    Dale L. Peterson

/S/ LARRY L. HANSEN            Director                         March 29, 2001
----------------------------
    Larry L. Hansen

                              Micrel, Incorporated
                Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit
Number                      Description
-------                     -----------

   2.1 Merger Agreement dated October 21, 1998, by and between Micrel, Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor Corporation. (1)
   2.2 Letter agreement dated November 9, 1998, between Micrel, Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor Corporation. (1)
   2.3 Escrow Agreement dated November 9, 1998, between Micrel, Incorporated, John F. Stockton, as representative of the former Synergy shareholders, and Bank of the West. (1)
   2.4 Agreement and Plan of Merger and Reorganization among Micrel, Incorporated, Electronic Technology Corporation and ETC Acquisition Sub, Inc., dated as of April 4, 2000 (10)
   3.1     Amended and Restated Articles of Incorporation of the Registrant. (2)
   3.2 Certificate of Amendment of Articles of Incorporation of the Registrant. (3)
   3.3     Amended and Restated Bylaws of the Registrant. (3)
   3.4 Certificate of Amendment of Articles of Incorporation of the Registrant. (9)
   4.1     Certificate for Shares of Registrant's Common Stock. (4)
  10.1 Indemnification Agreement between the Registrant and each of its officers and directors. (3)
  10.2     1989 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.3     1994 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.4     1994 Stock Purchase Plan. (4)
  10.6 Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (2)
  10.8     Form of Domestic Distribution Agreement. (3)
  10.9     Form of International Distributor Agreement. (3)
  10.10 Second Amendment dated February 20, 1995 between the Registrant and TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended
           August 6, 1992 and February 5, 1993. (4)
  10.11 Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (5)
  10.12 Commercial Lease between Harris Corporation and Synergy Semiconductor Corporation dated February 29, 1996. (6)
  10.13 Standard Industrial/Commercial Single-Tenant Lease Agreement Dated March 3, 2000 between the Registrant and Rose Ventures II (7)
  10.14 Loan and Security Agreement Dated March 8, 2000 between the Registrant and Bank of the West (8)
  23.1     Independent Auditors' Consent.
  24.1     Power of Attorney.  (See Signature Page.)

*   Management contract or compensatory plan or agreement.

(1)   Incorporated herein by reference to the Company's Current Report
on Form 8-K dated November 9, 1998 filed    with the Commission on
November 23, 1998 in which this exhibit bears the same number, unless otherwise indicated.

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1 ("Registration Statement"), File No. 33-
85694, in which this exhibit bears the same number, unless otherwise indicated.

(3) Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in which this exhibit bears the number 10.14.

(7) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 2000.

(8) Incorporated by reference to exhibit 10.2 filed with the Company's quarterly report on Form 10-Q for the period ended March 31, 2000.

(9) Incorporated by reference to exhibit 3.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2000.

(10) Incorporated by reference to exhibit 10.1 filed with the Company's registration statement on Form S-3 filed with the S.E.C. on May 25, 2000.

INDEPENDENT AUDITORS' CONSENT                              EXHIBIT 23.1

We consent to the incorporation by reference in Registration Statement No. 333-37808 of Micrel, Incorporated on Form S-3 and in Registration
Statements Nos. 33-87222, 33-90396, 333-10167, 333-89223, 333-52136 and
333-37832 of Micrel, Incorporated on Form S-8 of our reports dated January 23, 2001, appearing in this Annual Report on Form 10-K of Micrel,
Incorporated for the year ended December 31, 2000.

DELOITTE & TOUCHE LLP

San Jose, California
March 26, 2001