Form 10-Q
period 2001-03-31
MICREL INC
filed 2001-05-14
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001.

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



As of April 30, 2001 there were 85,920,640 shares of common stock, no par value, outstanding.

                             MICREL, INCORPORATED
                                   INDEX TO
                              REPORT ON FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 2001

                                                                          Page

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets - March 31, 2001
           and December 31, 2000                                            3

          Condensed Consolidated Income Statements - Three Months Ended
            March 31, 2001 and 2000                                         4

          Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2001 and 2000                       5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       17


                         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings                                                18

Item 6.   Exhibits and Reports on Form 8-K                                 19

          Signature                                                        20

ITEM 1.    FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)



                                             March 31,  December 31,
                                               2001       2000 (1)
                                            ----------   ----------
                                            (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $  123,151   $   81,902
   Short-term investments                        7,121       32,858
   Accounts receivable, net                     48,254       58,751
   Inventories                                  24,930       20,703
   Other current assets                          2,298        1,494
   Deferred income taxes                        20,962       20,485
                                            ----------   ----------
      Total current assets                     226,716      216,193

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET      116,462      110,576
INTANGIBLE ASSETS, NET                           5,233        5,775
OTHER ASSETS                                       391          350
                                            ----------   ----------
TOTAL                                       $  348,802   $  332,894
                                            ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                         $   12,918   $   14,515
   Income taxes payable                         13,190       11,720
   Deferred income on shipments to
    distributors                                14,410       14,224
   Other current liabilities                    13,279       12,013
   Current portion of long-term debt             5,046        5,429
                                            ----------   ----------
      Total current liabilities                 58,843       57,901

LONG-TERM DEBT                                   4,404        5,327
OTHER LONG-TERM OBLIGATIONS                      3,766        3,841

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value -
    authorized: 5,000,000 shares;
    issued and outstanding: none                    --           --
   Common stock, no par value -
    authorized: 250,000,000 shares;
    issued and outstanding:
    2001 - 85,917,476; 2000 - 85,374,400        95,833       90,854
   Accumulated other comprehensive loss            (25)         (32)
   Retained earnings                           185,981      175,003
                                            ----------   ----------
      Total shareholders' equity               281,789      265,825
                                            ----------   ----------
TOTAL                                       $  348,802   $  332,894
                                            ==========   ==========

(1) Derived from the December 31, 2000 audited balance sheet included in the 2000 Annual Report on Form 10-K of Micrel, Incorporated

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                              Three Months Ended
                                                   March  31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------

NET REVENUES                                $   64,855   $   67,313

COST OF REVENUES                                28,877       29,145
                                            ----------   ----------
GROSS PROFIT                                    35,978       38,168
                                            ----------   ----------

OPERATING EXPENSES:
   Research and development                     10,797        8,230
   Selling, general and administrative          10,069        9,306
                                            ----------   ----------
      Total operating expenses                  20,866       17,536
                                            ----------   ----------

INCOME FROM OPERATIONS                          15,112       20,632

OTHER INCOME, NET                                1,648          612
                                            ----------   ----------

INCOME BEFORE INCOME TAXES                      16,760       21,244

PROVISION FOR INCOME TAXES                       5,782        7,010
                                            ----------   ----------

NET INCOME                                  $   10,978   $   14,234
                                            ==========   ==========

NET INCOME PER SHARE:
      Basic                                 $     0.13   $     0.17
                                            ==========   ==========
      Diluted                               $     0.12   $     0.15
                                            ==========   ==========

SHARES USED IN COMPUTING PER
   SHARE AMOUNTS:
      Basic                                     85,657       83,206
                                            ==========   ==========
      Diluted                                   93,962       94,264
                                            ==========   ==========


See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                     Three Months Ended
                                                          March  31,
                                                   -----------------------
                                                      2001         2000
                                                   ----------   ----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES    $   25,624   $   17,947
                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold
    improvements                                      (12,450)     (10,942)
   Purchases of short-term investments                 (2,756)     (38,816)
   Proceeds from sales and maturities of
    short-term investments                             28,500       27,640
                                                   ----------   ----------
      Net cash provided by (used in) investing
       activities                                      13,294      (22,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                        (1,306)      (1,267)
   Proceeds from the issuance of common stock, net      3,637        3,767
                                                   ----------   ----------
      Net cash provided by financing activities         2,331        2,500
                                                   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           41,249       (1,671)

CASH AND CASH EQUIVALENTS - Beginning of period        81,902       15,360
                                                   ----------   ----------

CASH AND CASH EQUIVALENTS - End of period          $  123,151   $   13,689
                                                   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                          $      203   $      284
                                                   ==========   ==========
   Cash paid for income taxes                      $    3,323   $    5,230
                                                   ==========   ==========

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 2001 and for the quarter ended March 31, 2001 and 2000 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                              Three Months Ended
                                                   March  31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------

Weighted average common shares outstanding      85,657       83,206

Dilutive effect of stock options outstanding
 using the treasury stock method                 8,305       11,058
                                            ----------   ----------
Shares used in computing diluted
 net income per share                           93,962       94,264
                                            ==========   ==========


2.   INVENTORIES

Inventories consist of the following (in thousands):

                                             March 31,  December 31,
                                               2001         2000
                                            ----------   ----------
   Finished goods                           $    9,375   $    6,661
   Work in process                              13,241       12,027
   Raw materials                                 2,314        2,014
                                            ----------   ----------
                                            $   24,930   $   20,703
                                            ==========   ==========

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   BORROWING ARRANGEMENTS

Borrowing agreements consisted of (i) $5 million under a revolving line of credit, of which all was unused and available at March 31, 2001, and (ii)
$40 million under a non-revolving line of credit, of which $38 million was unused and available at March 31, 2001. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on May 31, 2001 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement which had an expiration date of April 30, 2001 has been extended to May 31, 2001 and the amount has been reduced to $10 million. The Company expects to amend the non-revolving credit facility to extend the maturity to April 2002. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.0% at March 31, 2001), or the bank's revolving offshore rate, which approximates LIBOR (4.88% at March 31, 2001) plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.0% at March 31, 2001), the bank's non-revolving offshore rate, which approximates LIBOR (4.88% at March 31, 2001) plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (4.48% at March 31, 2001) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (4.17% at March 31, 2001) plus 2.75%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2001.

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


4.   SIGNIFICANT  CUSTOMERS

During the quarter ended March 31, 2001, one customer accounted for $7.4 million (11.4%) of net revenues. During the quarter ended March 31, 2000, three customers accounted for $9.1 million (13.5%), $8.3 million (12.3%) and $7.7 million (11.4%) of net revenues, respectively.


5.   COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $11.0 million and $14.2 million for the quarter ended March 31, 2001 and 2000, respectively.


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

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                           Net Revenues by Segment
                             (Dollars in thousands)

                                              Three Months Ended
                                                   March  31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------

Net Revenues:
Standard Products                           $   53,031   $   48,701
Custom and Foundry Products                     11,824       18,612
                                            ----------   ----------
   Total net revenues                       $   64,855   $   67,313
                                            ==========   ==========

As a Percentage of Total Net Revenues:
Standard Products                                   82%          72%
Custom and Foundry Products                         18           28
                                            ----------   ----------
   Total net revenues                              100%         100%
                                            ==========   ==========


7.   RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS 133 effective January 1, 2001. Management has concluded that the adoption of SFAS 133 had no material effect on the financial position, results of operations, or cash flows of the Company.


8.   SUBSEQUENT EVENT

On May 4, 2001, the Company announced that it has reached an agreement to acquire Kendin Communications Inc., a fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. In connection with the acquisition, the Company will issue approximately 6.2 million shares of its common stock in exchange for all the outstanding Kendin securities and options to purchase securities. Based on the closing price of Micrel stock on May 3, 2001, the implied transaction value is approximately $215 million. The transaction is expected to be completed in the quarter ending June 30, 2001, subject to customary regulatory approvals, and is intended to be accounted for as a pooling of interests. If the acquisition is completed in the quarter ending June 30, 2001, the Company expects to record in that quarter one-time acquisition charges in the range of $8 million to $10 million.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 82% of net revenues for the quarter ended March 31, 2001 as compared to 72% for the similar period in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development of new products. These and other factors are described in further detail later in this discussion. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

On May 4, 2001, the Company announced that it has reached an agreement to acquire Kendin Communications Inc., a fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. In connection with the acquisition, the Company will issue approximately 6.2 million shares of its common stock in exchange for all the outstanding Kendin securities and options to purchase securities. Based on the closing price of Micrel stock on May 3, 2001, the implied transaction value is approximately $215 million. The transaction is expected to be completed in the quarter ending June 30, 2001, subject to customary regulatory approvals, and is intended to be accounted for as a pooling of interests. There can be no assurance, however, that the acquisition will be completed in that quarter or at all. If the acquisition is completed in the quarter ending June 30, 2001, the Company expects to record in that quarter one-time acquisition charges in the range of $8 million to $10 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                              Three Months Ended
                                                   March  31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
Net revenues                                     100.0%       100.0%
Cost of revenues                                  44.5         43.3
                                            ----------   ----------
    Gross profit                                  55.5         56.7
                                            ----------   ----------
Operating expenses:
   Research and development                       16.7         12.2
   Selling, general and administrative            15.5         13.8
                                            ----------   ----------
      Total operating expenses                    32.2         26.0
                                            ----------   ----------
Income from operations                            23.3         30.7
Other income (loss), net                           2.5          0.9
                                            ----------   ----------
Income before income taxes                        25.8         31.6
Provision for income taxes                         8.9         10.5
                                            ----------   ----------
Net income                                        16.9%        21.1%
                                            ==========   ==========

Net Revenues. Net revenues decreased 4% to $64.9 million for the quarter ended March 31, 2001 from $67.3 million for the same period in 2000. This decrease was due to a decrease in custom and foundry products revenues, which was partially offset by increased revenues from standard products. Standard products revenues increased 9% to $53.1 million representing 82% of net revenues for the quarter ended March 31, 2001 from $48.7 million or 72% of net revenues for the quarter ended March 31, 2000. Such increases resulted from increased unit shipments. Sales of standard products by the Company during the quarter were led by low dropout regulators, high bandwidth communications products and computer peripheral products. Such products were sold to manufacturers within the computer, high bandwidth communications, telecommunications, and industrial markets. Custom and foundry products revenues decreased 36% to $11.8 million representing 18% of net revenues for the quarter ended March 31, 2001 from $18.6 million or 28% of net revenues for the comparable period in 2000. Such decreases were due primarily to decreased unit shipments of custom high speed communications products.

Increasing overall end customer demand during the first half of 2000 resulted in capacity constraints and increasing order lead times for semiconductor suppliers. Longer lead times and concern about availability of semiconductor components, resulted in increased order rates for standard products during the first three quarters of 2000, resulting in increased order backlog. Orders from OEM customers and contract manufacturers serving the high speed communications market were especially strong in the first nine months of 2000 as these customers attempted to secure semiconductor components to meet their projected end demand. However, the supply of semiconductors can quickly and unexpectedly match or exceed demand because customer end demand can change very quickly and, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates as customers adjust their inventories to true demand rates. Customers continuously adjust their inventories resulting in frequent changes in demand for the Company's products.

The semiconductor industry experienced such a change in the supply and demand situation during 2000 and the first quarter of 2001. In the fourth quarter of 2000 and the first quarter of 2001, customers in the high speed communications end market, and the contract manufacturing firms that serve this market, adjusted their demand on component suppliers as they coped with high levels of
inventory and sharply reduced demand for their end products.   In addition,
the slowing of global economic growth in the North American economy during the first quarter of 2001 led to lower order rates from customers serving the computer and industrial end markets as they adjusted to lower demand for their products. The rapid build up of semiconductor inventories in global sales

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


channels caused lead times for components to fall significantly during the
first quarter.   Due to the combination of excess supply, reduced demand and lower lead times, new orders rates declined and a significant amount of previously placed orders were cancelled during the first quarter of 2001. The corresponding reduction in backlog has left Micrel, like most semiconductor suppliers, with extremely limited visibility into future customer demand. Customers appear to be placing orders on an "as needed" basis due to short supplier lead times combined with the uncertain macroeconomic outlook. The low backlog and uncertainty of customer demand significantly limits the Company's ability to predict future levels of sales and profitability.

International sales represented 43% and 42% of net revenues for the quarters ended March 31, 2001 and 2000, respectively. On a dollar basis, international sales decreased 1% to $28.1 million for the quarter ended March 31, 2001 from $28.4 million for the comparable period in 2000. The dollar basis decrease in international sales resulted from decreased shipments to manufacturers of personal computers and communications products primarily in Asia and Europe.

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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin decreased to 56% for the quarter ended March 31, 2001 from 57% for the comparable period in the prior year. The decrease in gross margin primarily reflected a greater mix of lower margin products combined with decreased capacity utilization compared to the same period in 2000.

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

As a percentage of net revenues, research and development expenses represented 17% and 12% for the quarters ended March 31, 2001 and 2000, respectively. On a dollar basis, research and development expenses increased $2.6 million or 31% to $10.8 million for the quarter ended March 31, 2001 from $8.2 million for the comparable period in 2000. The dollar increase was primarily due to increased engineering staffing costs and increased prototype fabrication and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 32% and 26% for the quarters ended March 31, 2001 and 2000, respectively. On a dollar basis, selling, general and administrative expenses increased $763,000 or 8% to $10.1 million for the quarter ended March 31, 2001 from $9.3 million for the comparable period in 2000. The dollar increase was principally attributable to increased costs associated with legal matters and to a lessor extent increased staffing costs, which were partially offset by decreased sales commissions costs.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on term notes. Other income, net increased $1.0 million to a net income of $1.6 million for the quarter ended March 31, 2001 from a net income of $612,000 for the comparable period in 2000. The increase was primarily due to an increase in average cash and investment balances combined with a reduction in average term note balances.

Provision for Income Taxes.   For the quarters ended March 31, 2001 and 2000,
the provision for income taxes was 34.5% and 33.0% of income before taxes, respectively. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate.


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2001 consisted of cash and short-term investments of $130 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5 million under a revolving line of credit, of which all was unused and available at March 31, 2001, and (ii) $40 million under a non-revolving line of credit, of which $38 million was unused and available at March 31, 2001. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on May 31, 2001 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement which had an expiration date of April 30, 2001 has been extended to May 31, 2001 and the amount has been reduced to $10 million. The Company expects to amend the non-revolving credit facility to extend the maturity to April 2002. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2001.

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

As of March 31, 2001, the Company had $9.4 million outstanding under term notes that are collateralized by the Company's manufacturing equipment.

The Company's working capital increased by $9.6. million to $167.9 million as of March 31, 2001 from $158.3 million as of December 31, 2000. The increase was primarily attributable to a $15.5 million increase in cash, cash equivalents and short-term investments, and a $4.2 million increase in inventories, which were partially offset by a $10.5 million decrease in accounts receivable.

The Company's cash flows from operating activities increased to $25.6 million for the quarter ended March 31, 2001 from $17.9 million for the comparable period in the prior year. The cash flows from operating activities generated by the Company in the quarter ended March 31, 2001 were primarily attributable to net income of $17.5 million after adding back non-cash activities combined with a decrease in accounts receivable of $10.5 million, which were partially offset by an increase in inventories of $4.2 million.

The Company's investing activities during the quarter ended March 31, 2001 provided cash of $13.3 million as compared to $22.1 million of cash used for investing activities during the comparable period in the prior year. Cash

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


provided by investing activities during the quarter ended March 31, 2001 resulted from net sales of short-term investments of $25.7 million, which was partially offset by net purchases of property, plant and equipment of $12.5 million primarily for wafer fab and testing equipment and leasehold improvements.

The Company's financing activities during the quarter ended March 31, 2001 provided cash of $2.3 million as compared to cash provided of $2.5 million during the comparable period in the prior year. Cash provided by financing activities during the quarter ended March 31, 2001 was the result of $3.6 million in proceeds from the issuance of common stock through the exercise of employee stock options, which was partially offset by $1.3 million in repayments of long-term debt.

The Company currently intends to reduce its capital equipment purchases from the year 2000 levels by 30% to 40% to approximately $35 million to $45 million during 2001. The Company expects to purchase primarily additional wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 2001 will be met by its cash from operations, existing cash balances and short-term investments, and its credit facilities.


Factors That May Affect Operating Results

All statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements in this Report on Form 10-Q include, without limitation statements regarding: the Company's future products or product developments; the Company's pending acquisition of Kendin Communications, the expected closing date and accounting treatment of that acquisition and expected acquisition related charges; future research and development spending and the Company's product development strategy; levels of international sales; future expansion or utilization of manufacturing capacity; future expenditures; the composition of the Company's net revenues; fluctuations in results of operations; semiconductor supply and demand; declines in manufacturing yields; the Company's intentions and expectations regarding capital equipment purchases and cash requirements; the defense and outcome of present and future litigation claims; current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially from the results set forth in or implied by such forward looking statements are set forth below. Additional factors that may affect these forward-looking statements and the Company's operating results are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control.

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

- the volume and timing of orders received
- changes in the mix of products sold
- market acceptance of our products and our customers' products
- competitive pricing pressures
- our ability to introduce new products on a timely basis
- the timing of new product announcements and introductions by us or our competitors
- the timing and extent of research and development expenses
- fluctuations in manufacturing yields
- cyclical semiconductor industry conditions
- our ability to hire and retain key technical and management personnel
- our access to advanced process technologies
- the timing and extent of process development costs
- the current California energy crisis

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


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

A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on SONET, SDH and ATM transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products are modest, and we may not be successful in addressing other market opportunities for products based on these standards.

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

We have made three strategic acquisitions in the past two years: Synergy Semiconductor in November 1998, Altos Semiconductor Inc. in December 1999 and Electronic Technology Corporation in April 2000. On May 4, 2001, the Company announced that it has reached an agreement to acquire Kendin Communications Inc. for approximately 6.2 million shares of Micrel common stock and will be the largest acquisition that the Company has undertaken. The transaction is expected to be completed in the quarter ending June 30, 2001, subject to customary regulatory approvals, and is intended to be accounted for as a pooling of interests. There can be no assurance, however, that the acquisition will be completed in that quarter or at all. The risks involved with acquisitions include:

- diversion of management's attention
- failure to retain key personnel
- amortization of acquired intangible assets
- customer dissatisfaction or performance problems with the acquired company
- the cost associated with acquisitions and the integration of acquired operations
- assumption of unknown liabilities

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 2000 Form 10-K have not changed significantly during the quarter ended March 31, 2001.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.  None.


(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        MICREL, INCORPORATED
                        --------------------
                           (Registrant)



Date: May 14, 2001         By     /s/  Richard D. Crowley, Jr.
                                   -----------------------------
                                       Richard D. Crowley, Jr.
                                      Vice President, Finance and
                                       Chief Financial Officer
                                       (Authorized Officer and
                                     Principal Financial Officer)