Form 10-Q
period 2001-06-30
MICREL INC
filed 2001-08-15
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2001.

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






As of August 13, 2001 there were 93,189,760 shares of common stock, no par value, outstanding.

                             MICREL, INCORPORATED
                                   INDEX TO
                             REPORT ON FORM 10-Q
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

                                                                         Page

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - June 30, 2001
            and December 31, 2000                                           3

           Condensed Consolidated Statement of Operations -
            Three and Six Months Ended June 30, 2001 and 2000               4

           Condensed Consolidated Statements of Cash Flows -
            Three and Six Months Ended June 30, 2001 and 2000               5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20


                         PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                 21

Item 2.  Changes in Securities and Use of Proceeds                         22

Item 4.  Submission of Matters to a Vote of Security Holders               22

Item 6.  Exhibits and Reports on Form 8-K                                  23


         Signature                                                         24

ITEM 1.    FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                  June 30,      December 31,
                                                    2001          2000 (1)
                                                ------------    ------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $  124,517      $   86,137

   Short-term investments                            16,815          36,953
   Accounts receivable, net                          29,866          62,843
   Inventories                                       31,965          28,983
   Other current assets                               1,727           1,565
   Deferred income taxes                             25,926          23,838
                                                 ----------      ----------
      Total current assets                          230,816         240,319

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET           121,544         112,125
INTANGIBLE ASSETS, NET                                4,692           5,775
OTHER ASSETS                                            493             378
                                                 ----------      ----------

TOTAL                                            $  357,545      $  358,597
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $   16,199      $   21,342
   Income taxes payable                               5,871          11,805
   Deferred income on shipments to distributors      11,839          14,224
   Other current liabilities                         11,242          12,967
   Current portion of long-term debt                  4,654           5,429
                                                 ----------      ----------
      Total current liabilities                      49,805          65,767

LONG-TERM DEBT                                        3,230           5,327
OTHER LONG-TERM OBLIGATIONS                           3,728           3,884

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value - authorized:
    5,000,000 shares; issued
    and outstanding: none                               --               --
   Common stock, no par value - authorized:
    250,000,000 shares; issued and outstanding:
    2001 - 92,937,763;  2000 - 90,646,185           129,673         116,139
   Deferred stock compensation                       (4,345)         (4,524)
   Accumulated other comprehensive loss                 (22)            (32)
   Retained earnings                                175,476         172,036
                                                 ----------      ----------
      Total shareholders' equity                    300,782         283,619
                                                 ----------      ----------
TOTAL                                            $  357,545      $  358,597
                                                 ==========      ==========

(1) Derived from the December 31, 2000 audited balance sheet included in the 2000 Annual Report on Form 10-K of Micrel, Incorporated and the
    December 31, 2000 audited balance sheet of Kendin Communications, Inc.

See notes to condensed consolidated financial statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2001       2000        2001       2000
                                ---------  ---------   ---------  ---------
NET REVENUES                    $  50,774  $  80,239   $ 125,725  $ 149,257

COST OF REVENUES                   30,437     34,439      65,357     64,637
                                ---------  ---------   ---------  ---------

GROSS PROFIT                       20,337     45,800      60,368     84,620
                                ---------  ---------   ---------  ---------

OPERATING EXPENSES:
   Research and development        12,488      8,993      25,542     18,513
   Selling, general and
    administrative                  7,624     11,006      19,166     20,869
   Non-recurring acquisition
    expenses                        8,894         --       8,894         --
                                ---------  ---------   ---------  ---------
      Total operating expenses     29,006     19,999      53,602     39,382
                                ---------  ---------   ---------  ---------

INCOME(LOSS) FROM OPERATIONS       (8,669)    25,801       6,766     45,238

OTHER INCOME, NET                   1,411        876       3,160      1,547
                                ---------  ---------   ---------  ---------

INCOME(LOSS) BEFORE INCOME TAXES   (7,258)    26,677       9,926     46,785

PROVISION FOR INCOME TAXES            564      8,806       6,486     15,441
                                ---------  ---------   ---------  ---------

NET INCOME(LOSS)                $  (7,822) $  17,871   $   3,440  $  31,344
                                =========  =========   =========  =========

NET INCOME(LOSS) PER SHARE:
      Basic                     $   (0.09) $    0.20   $    0.04  $    0.35
                                =========  =========   =========  =========
      Diluted                   $   (0.09) $    0.18   $    0.03  $    0.32
                                =========  =========   =========  =========

SHARES USED IN COMPUTING PER
   SHARE AMOUNTS:
      Basic                        91,888     88,888      91,412     88,338
                                =========  =========   =========  =========
      Diluted                      91,888     99,393      99,709     99,031
                                =========  =========   =========  =========

See notes to condensed consolidated financial statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                         Six Months Ended
                                                             June  30,
                                                      ---------------------
                                                         2001        2000
                                                      ---------   ---------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES       $  40,039   $  42,417
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements    (23,936)    (25,229)
   Purchases of short-term investments                  (30,537)    (69,088)
   Proceeds from sales and maturities of short-term
    investments                                          50,685      48,130
                                                      ---------   ---------
      Net cash used in investing activities              (3,788)    (46,187)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                          (2,872)     (2,778)
   Proceeds from the issuance of common stock, net        5,001      13,140
                                                      ---------   ---------
      Net cash provided by financing activities           2,129      10,362
                                                      ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                38,380       6,592

CASH AND CASH EQUIVALENTS - Beginning of period          86,137      20,078
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS - End of period             $ 124,517   $  26,670
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                             $     370   $     543
                                                      =========   =========
   Cash paid for income taxes                         $   8,893   $  12,647
                                                      =========   =========

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Net Income(loss) per Common and Equivalent Share - Basic net income(loss) per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2001       2000        2001       2000
                                ---------  ---------   ---------  ---------

Weighted average common
  shares outstanding               91,888     88,888      91,412     88,338

Dilutive effect of stock
  options outstanding using
  the treasury stock method            --     10,505       8,297     10,693
                                ---------  ---------   ---------  ---------

Shares used in computing
  diluted net income per share     91,888     99,393      99,709     99,031
                                =========  =========   =========  =========


2.   ACQUISITION

On May 30, 2001, the Company completed the acquisition of Kendin Communications, Inc. ("Kendin"), a privately held fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. Under the terms of the merger agreement, the Company issued 6,138,635 shares of common stock and options to purchase 645,097 shares of common stock in exchange for all outstanding Kendin securities and options to purchase Kendin securities. The transaction has been accounted for as a pooling of interests, and accordingly all financial statements presented have been restated to include the Kendin results. Associated with the acquisition the Company recorded $8.9 million in non-recurring acquisition expenses in the quarter ended June 30, 2001. The non-recurring expenses consisted of $6.9 million in transaction costs and $2.0 million in stock compensation charges.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                  June 30,      December 31,
                                                    2001            2000
                                                ------------    ------------
   Finished goods                                $   12,224      $    9,929
   Work in process                                   17,666          17,040
   Raw materials                                      2,075           2,014
                                                 ----------      ----------
                                                 $   31,965      $   28,983
                                                 ==========      ==========


4.   BORROWING ARRANGEMENTS

Borrowing agreements consisted of (i) $5 million under a revolving line of credit and (ii) $10 million under a non-revolving line of credit. There were no borrowings under these agreements at June 30, 2001. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement, which has been renewed and amended, expires on June 30, 2002 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expired on May 31, 2001 and was subsequently renewed and amended through June 30, 2002. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (6.75% at June 30, 2001), or the bank's revolving offshore rate, which approximates LIBOR (4.18% at June 30, 2001) plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate, the bank's non-revolving offshore rate, which approximates LIBOR plus 2.13% or a 4 year fixed rate determined by the bank (5.8% at June 30, 2001). The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such financial covenants at June 30, 2001.

The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the acquisition cost. Amounts borrowed under this credit line are automatically converted to four-year term notes. All equipment notes are collateralized by the equipment purchased.


5.   SIGNIFICANT  CUSTOMERS

During the six months ended June 30, 2001, one customer accounted for $14.7 million (11.7%) of net revenues. During the six months ended June 30, 2000, three customers accounted for $18.1 million (12.1%), $17.2 million (11.5%) and $15.4 million (10.3%) of net revenues, respectively.


6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income or loss, which was comprised of the Company's net income or loss for the periods and changes in unrealized gains or losses on investments, was a net loss of $7.8 million and a net income of $3.4 million for the three and six months ended June 30, 2001, respectively, and a net income of $17.9 million and $31.4 million for the three and six months ended June 30, 2000, respectively.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.   SEGMENT REPORTING

The Company operates under two reportable segments, standard products and custom and foundry products.

                           Net Revenues by Segment
                            (Dollars in thousands)


                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2001       2000        2001       2000
                                ---------  ---------   ---------  ---------

Net Revenues:
Standard Products               $  40,779  $  58,639   $ 103,906  $ 109,045
Custom and Foundry Products         9,995     21,600      21,819     40,212
                                ---------  ---------   ---------  ---------
   Total net revenues           $  50,774  $  80,239   $ 125,725  $ 149,257
                                =========  =========   =========  =========

As a Percentage of Total Net
 Revenues:
Standard Products                      80%        73%         83%        73%
Custom and Foundry Products            20%        27%         17%        27%
                                ---------  ---------   ---------  ---------
   Total net revenues                 100%       100%        100%       100%



8.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on financial condition, results of operations or cash flows.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on financial condition, results of operations or cash flows.


9.   CONTINGENCIES

Micrel is currently engaged in litigation. See Part II Item 1.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 80% and 83% of net revenues for the three and six months ended June 30, 2001, respectively, as compared to 73% for the similar periods in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Acquisition of Kendin Communications, Inc.

On May 30, 2001, the Company completed the acquisition of Kendin Communications Inc., a fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. In connection with the acquisition, the Company issued 6,138,635 shares of its common stock and options to purchase 645,097 shares of common stock in exchange for all the outstanding Kendin securities and options to purchase securities. The transaction has been accounted for as a pooling of interests. Associated with the acquisition, the Company recorded $8.9 million in non-recurring acquisition expenses in the quarter ended June 30, 2001. These non-recurring expenses consisted of $6.9 million in transaction costs and $2.0 million in stock compensation charges.

For reference purposes, the following tables present historical financials for Micrel restated to include Kendin Communications, Inc. using the pooling of interest accounting method.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SUPPLEMENTAL FINANCIAL DATA
                                       MICREL, INCORPORATED
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          RESTATED TO INCLUDE KENDIN COMMUNICATIONS, INC.
                              ACCOUNTED FOR AS A POOLING-OF-INTERESTS
                             (In thousands, except per share amounts)
                                            (Unaudited)


                                Total   1st Qtr.  2nd Qtr.  3rd Qtr.  4th Qtr.    Total   1st Qtr.
                                1999      2000      2000      2000      2000      2000      2001
                              --------  --------  --------  --------  --------  --------  --------
Net revenues                  $200,016  $ 69,018  $ 80,239  $ 94,682  $102,396  $346,335  $ 74,951

Cost of revenues                88,423    30,198    34,439    39,121    42,563   146,321    34,920
                              --------  --------  --------  --------  --------  --------  --------
Gross profit                   111,593    38,820    45,800    55,561    59,833   200,014    40,031

Operating expense
  Research and development      29,518     9,520     8,993    10,779    12,162    41,454    13,054
  Selling, general and
   administrative               29,335     9,863    11,006    11,660    12,447    44,976    11,542
  Purchased in-process
   technology                      603        --        --        --        --        --        --
                              --------  --------  --------  --------  --------  --------  --------
    Total operating expenses    59,456    19,383    19,999    22,439    24,609    86,430    24,596
                              --------  --------  --------  --------  --------  --------  --------
Income from operations          52,137    19,437    25,801    33,122    35,224   113,584    15,435
Other income, net                  692       671       876     1,465     1,727     4,739     1,749
                              --------  --------  --------  --------  --------  --------  --------
Income before income taxes      52,829    20,108    26,677    34,587    36,951   118,323    17,184
Provision for income taxes      17,363     6,635     8,806    11,415    12,193    39,049     5,922
                              --------  --------  --------  --------  --------  --------  --------
Net income                    $ 35,466  $ 13,473  $ 17,871  $ 23,172  $ 24,758  $ 79,274  $ 11,262
                              ========  ========  ========  ========  ========  ========  ========

Net income per share:
  Basic                       $   0.41  $   0.15  $   0.20  $   0.26  $   0.27  $   0.89  $   0.12
                              ========  ========  ========  ========  ========  ========  ========
  Diluted                     $   0.38  $   0.14  $   0.18  $   0.23  $   0.25  $   0.79  $   0.11
                              ========  ========  ========  ========  ========  ========  ========

Shares used in computing per
 share amounts:
  Basic                         85,762    87,788    88,888    89,811    90,479    89,242    90,936
                              ========  ========  ========  ========  ========  ========  ========
  Diluted                       93,941    98,846    99,393   101,283   100,039    99,926    99,951
                              ========  ========  ========  ========  ========  ========  ========


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUPPLEMENTAL FINANCIAL DATA
                                         MICREL, INCORPORATED
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            RESTATED TO INCLUDE KENDIN COMMUNICATIONS, INC.
                                ACCOUNTED FOR AS A POOLING-OF-INTERESTS
                                            (In thousands)
                                             (Unaudited)

                                          Dec. 31,  Mar. 31,  June 30,  Sep. 30,  Dec. 31,  Mar. 31,
                                            1999      2000      2000      2000      2000      2001
                                          --------  --------  --------  --------  --------  --------
ASSETS
CURRENT ASSETS:
  Cash, cash equivalents and
   short-term investments                 $ 56,722  $ 63,649  $ 84,283  $102,491  $123,090  $137,737
  Accounts receivable, net                  40,113    45,249    51,870    60,443    62,843    54,240
  Inventories                               24,278    22,666    23,141    23,750    28,983    28,622
  Deferred income taxes                     15,401    16,605    17,218    20,580    23,838    24,315
  Other current assets                       1,173     1,839     1,531     1,717     1,565     2,422
                                          --------  --------  --------  --------  --------  --------
    Total current assets                   137,687   150,008   178,043   208,981   240,319   247,336

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET   67,784    73,537    81,993    91,999   112,125   118,484
INTANGIBLE ASSETS, NET                       7,933     7,399     6,858     6,316     5,775     5,233
OTHER ASSETS                                   560       544       414       384       378       419
                                          --------  --------  --------  --------  --------  --------
TOTAL                                     $213,964  $231,488  $267,308  $307,680  $358,597  $371,472
                                          ========  ========  ========  ========  ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES                       $ 45,741  $ 43,072  $ 51,457  $ 48,200  $ 65,767  $ 62,919
LONG-TERM OBLIGATIONS                       10,648     8,990     7,896     6,607     9,211     8,213

SHAREHOLDERS' EQUITY:
  Common stock                              65,663    74,794    85,410   108,299   116,139   121,983
  Deferred stock compensation                 (233)     (948)   (1,561)   (2,685)   (4,524)   (4,916)
  Accumulated other comprehensive
   income (loss)                                15       (23)       --       (19)      (32)      (25)
  Retained earnings                         92,130   105,603   124,106   147,278   172,036   183,298
                                          --------  --------  --------  --------  --------  --------
TOTAL SHAREHOLDERS' EQUITY                 157,575   179,426   207,955   252,873   283,619   300,340
                                          --------  --------  --------  --------  --------  --------
TOTAL                                     $213,964  $231,488  $267,308  $307,680  $358,597  $371,472
                                          ========  ========  ========  ========  ========  ========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2001       2000        2001       2000
                                ---------  ---------   ---------  ---------

Net revenues                      100.0%     100.0%      100.0%     100.0%
Cost of revenues                   59.9       42.9        52.0       43.3
                                  -----      -----       -----      -----
    Gross profit                   40.1       57.1        48.0       56.7

Operating expenses:
   Research and development        24.6       11.2        20.3       12.4
   Selling, general and
    administrative                 15.0       13.7        15.2       14.0
   Non-recurring acquisition
    expenses                       17.6         -          7.1         -
                                  -----      -----       -----      -----
      Total operating expenses     57.2       24.9        42.6       26.4
                                  -----      -----       -----      -----
Income(loss) from operations      (17.1)      32.2         5.4       30.3
Other income, net                   2.8        1.1         2.5        1.1
                                  -----      -----       -----      -----
Income(loss) before income taxes  (14.3)      33.3         7.9       31.4
Provision for income taxes          1.1       11.0         5.2       10.4
                                  -----      -----       -----      -----
Net income(loss)                  (15.4)%     22.3%        2.7%      21.0%
                                  =====      =====       =====      =====


Net Revenues. Net revenues decreased 37% to $50.8 million for the quarter ended June 30, 2001 from $80.2 million for the same period in 2000. For the six months ended June 30, 2001, net revenues decreased 16% to $125.7 million from $149.3 million for the same period in 2000. The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 80% and 83%of net revenues for the three and six months ended June 30, 2001 respectively, as compared to 73% for the similar periods in the prior year. On a dollar basis, standard products revenues decreased 31% to $40.8 million for the three months ended June 30, 2001 from $58.6 million for same period in 2000. For the six months ended June 30, 2001, standard products revenues decreased 5% to $103.9 million from $109.0 million for the same period in 2000. Such decreases resulted from decreased unit shipments across all product lines and end markets except ethernet communications, combined with decreases in average selling prices. Custom and foundry products revenues decreased 54% to $10.0 million representing 20% of net revenues for the three months ended June 30, 2001 from $21.6 million or 27% of net revenues for the comparable period in 2000. For the six months ended June 30, 2001, custom and foundry products revenues decreased 46% to $21.8 million representing 17% of net revenues from $40.2 million or 27% of net revenues for the comparable period in 2000. Such decreases were due primarily to decreased unit shipments of custom high speed communications products.

Increasing overall end customer demand during the first half of 2000 resulted in capacity constraints and increasing order lead times for semiconductor suppliers. Longer lead times and concern about availability of semiconductor components resulted in increased order rates for standard products during the first three quarters of 2000, resulting in increased order backlog. Orders from OEM customers and contract manufacturers serving the high speed communications market were especially strong in the first nine months of 2000 as these customers attempted to secure semiconductor components to meet their projected end demand. However, the supply of semiconductors can quickly and unexpectedly match or exceed demand because customer end demand can change very quickly, and semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates as customers adjust their inventories to true demand rates. Customers continuously adjust their inventories resulting in frequent changes in demand for the Company's products.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The semiconductor industry experienced such a change in the supply and demand situation during 2000 and the first six months of 2001. In the fourth quarter of 2000 and the first six months of 2001, customers in the high speed communications end market, and the contract manufacturing firms that serve this market, adjusted their demand on component suppliers as they coped with high levels of inventory and sharply reduced demand for their end products.
In addition, the slowing of global economic growth during the first six months of 2001 led to lower order rates from customers serving the telecommunications, industrial and computer end markets as they adjusted to lower demand for their products. The rapid build up of semiconductor inventories in global sales channels caused lead times for components to fall
significantly during the first half of 2001.   Due to the combination of
excess supply, reduced demand and lower lead times, new orders rates declined and a significant amount of previously placed orders were cancelled during the first half of 2001. The corresponding reduction in backlog has left Micrel, like most semiconductor suppliers, with extremely limited visibility into future customer demand. Customers appear to be placing orders on an "as needed" basis due to short supplier lead times combined with the uncertain macroeconomic outlook. The low backlog and uncertainty of customer demand significantly limits the Company's ability to predict future levels of sales and profitability.

International sales represented 61% and 42% of net revenues for the quarters ended June 30, 2001 and 2000, respectively. On a dollar basis, international sales decreased 8% to $31.0 million for the quarter ended June 30, 2001 from $33.7 million for the comparable period in 2000. The dollar basis decrease in international sales resulted from decreased shipments to manufacturers of personal computers and communications products primarily in Europe. For the six months ended June 30, 2001 and 2000, international sales represented 55% and 42% of net revenues, respectively. On a dollar basis, international sales increased 8% to $68.8 million for the six months ended June 30, 2001 from $63.4 million for the comparable period in 2000. The dollar basis increase in international sales resulted from increased shipments to manufacturers of ethernet communications products primarily in Asia.

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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, manufacturing utilization, product mix, product yields and average selling prices. The Company's gross margin decreased to 40% for the three months ended June 30, 2001 from 57% for the comparable period in the prior year. For the six months ended June 30, 2001, gross margin decreased to 48% from 57% for the comparable period in the prior year. The decrease in gross margin primarily reflected decreased capacity utilization, a reduced mix of higher margin standard products and custom products and a decrease in average selling prices compared to the same periods in 2000.

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

As a percentage of net revenues, research and development expenses represented 25% and 11% for the three months ended June 30, 2001 and 2000, respectively. On a dollar basis, research and development expenses increased $3.5 million or 39% to $12.5 million for the three months ended June 30, 2001 from $9.0 million for the comparable period in 2000. For the six months ended June 30, 2001 and 2000, research and development expenses represented 20% and 12% of net revenues, respectively. On a dollar basis, research and development expenses increased $7.0 million or 38% to $25.5 million for the six months ended June 30, 2001 from $18.5 million for the comparable period in 2000. The dollar increase was primarily due to increased engineering staffing costs and increased prototype fabrication costs and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 15% and 14% for the three months ended June 30, 2001 and 2000, respectively. On a dollar basis, selling, general and administrative expenses decreased $3.4 million or 31% to $7.6 million for the three months ended June 30, 2001 from $11.0 million for the comparable period in 2000. The dollar decrease was principally attributable to decreased sales commissions costs and decreased legal expenses. For the six months ended June 30, 2001 and 2000, selling, general and administrative expenses represented 15% and 14% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses decreased $1.7 million or 8% to $19.2 million for the six months ended June 30, 2001 from $20.9 million for the comparable period in 2000. The dollar decrease was principally attributable to decreased sales commissions costs.

Non-recurring acquisition expenses. Non-recurring acquisition expenses reflect $6.9 million in direct transaction costs and $2.0 million in stock compensation costs related to the acquisition of Kendin Communications.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on term notes. Other income, net increased $535,000 to $1.4 million for the three months ended June 30, 2001 from $876,000 for the comparable period in 2000. For the six months ended June 30, 2001, other income, net increased $1.6 million to $3.2 million from $1.5 million for the comparable period in 2000. The increase was primarily due to an increase in average cash and investment balances combined with a reduction in average term note balances.

Provision for Income Taxes.   For the three and six months ended June 30,
2001, the provision for income taxes was 34.5% of income before tax excluding the $8.9 million in non-recurring acquisition expenses, which are non-deductible expenses for federal income tax purposes. For the three and six months ended June 30, 2000, the provision for income taxes was 33.0%. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate.



Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2001 consisted of cash and short-term investments of $141 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5 million under a revolving line of credit and (ii) $10 million under a non-revolving line of credit. There were no borrowings under these agreements at June 30, 2001. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement, which has been renewed and amended, expires on June 30, 2002 subject to automatic renewal on a month-to-month basis thereafter unless

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expired on May 31, 2001 and was subsequently renewed and amended through June 30, 2002. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such financial covenants at June 30, 2001.

The non-revolving bank line of credit that is covered by the loan agreement described above can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the acquisition cost. Amounts borrowed under this credit line are automatically converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased.

As of June 30, 2001, the Company had $7.9 million outstanding under term notes that are collateralized by the Company's manufacturing equipment.

The Company's working capital increased by $6.5. million to $181.0 million as of June 30, 2001 from $174.5 million as of December 31, 2000. The increase was primarily attributable to a $18.2 million increase in cash, cash equivalents and short-term investments, and a $3.0 million increase in inventories, combined with a $16.0 million decrease in current liabilities, which were partially offset by a $33.0 million decrease in accounts receivable.

The Company's cash flows from operating activities was $40.0 million for the six months ended June 30, 2001 compared to $42.4 million for the same period in the prior year. The cash flows from operating activities generated by the Company in the six months ended June 30, 2001 were primarily attributable to net income of $19.5 million after adding back non-cash activities combined with a decrease in accounts receivable of $33.0 million, which were partially offset by decreases in accounts payable of $5.1 million and accrued compensation of $4.0 million combined with an increase in inventories of $3.0 million.

The Company's investing activities during the six months ended June 30, 2001 used cash of $3.8 million as compared to $46.2 million of cash used for investing activities during the comparable period in the prior year. Cash used by investing activities during the six months ended June 30, 2001 resulted from net purchases of property, plant and equipment of $23.9 million primarily for wafer fab and testing equipment and leasehold improvements which was partially offset by cash provided from net sales of short-term investments of $20.1 million.

The Company's financing activities during the six months ended June 30, 2001 provided cash of $2.1 million as compared to cash provided of $10.4 million during the comparable period in the prior year. Cash provided by financing activities during the six months ended June 30, 2001 was the result of $5.0 million in proceeds from the issuance of common stock through the exercise of employee stock options, which was partially offset by $2.9 million in repayments of long-term debt.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Factors That May Affect Operating Results

All statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements in this Report on Form 10-Q include, without limitation statements regarding: the Company's beliefs regarding the effect of standard product sales on net revenues; the Company's plans for production and inventory levels; the Company's future products or product developments; fluctuations in the Company's results of operations; low visibility into future customer demand and oversupply situations; future research and development spending and the Company's product development strategy; levels of international sales; future expansion or utilization of manufacturing capacity; future expenditures; the composition of the Company's net revenues; fluctuations in results of operations; semiconductor supply and demand; declines in manufacturing yields; the Company's intentions and expectations regarding capital equipment purchases and cash requirements; the defense and outcome of present and future litigation claims; current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially from the results set forth in or implied by such forward looking statements are set forth below. Additional factors that may affect these forward looking statements and the Company's operating results are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

We are exposed to the risks because of the recent slowdown in the global economy.

Recently the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence and concerns about inflation, and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, we have experienced lower new customer order rates and a significant amount of previously placed orders were cancelled during the first half of 2001. If these economic conditions in the U.S. continue or worsen or if a wider or global economic slowdown occurs, our business, financial condition and results of operations may be materially and adversely affected.


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

Customer demand for our products is volatile and difficult to predict.

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

The current weakness in the global economy has caused the end markets that our customers serve to grow less rapidly, or in some cases contract. The resulting uncertainty of demand has caused most of our customers to error on the side of caution until they see signs of order strength for their end products. In addition, many customers are continuing to deplete excess inventories, particularly contract manufacturers and high bandwidth communication OEM's. Semiconductors are perceived to be readily available and supplier lead times are at or near record lows. In this environment customers are not making large purchase commitments, only ordering small quantities to fill known short-term requirements, greatly reducing our visibility into customer demand.

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

We have made four strategic acquisitions in the past two years: Synergy Semiconductor in November 1998, Altos Semiconductor Inc. in December 1999, Electronic Technology Corporation in April 2000, and most recently Kendin Communications Inc. in May 2001.

On May 30, 2001, the Company completed the acquisition of Kendin Communications Inc., a fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. The integration of Kendin will place a burden on our management team and infrastructure. There can be no assurances that Kendin will be effectively assimilated into our business.

The risks involved with acquisitions include:

- diversion of management's attention
- difficulties associated with assimilating and integrating the personnel, operations and technologies of the acquired company.
- failure to retain key personnel
- amortization of acquired intangible assets
- loss of key customers, customer dissatisfaction or performance problems with the acquired company
- the cost associated with acquisitions and the integration of acquired operations
- assumption of unknown liabilities

There can be no assurance that we will be successful in overcoming these risks or any other problems associated with our acquisition of Kendin or with any of our other acquisitions. Any of these risks could materially harm our business, financial condition and results of operations. Additionally, there can be no assurance that any of the companies that we acquired or any business that we may acquire in the future will achieve anticipated revenues and operating results.

In addition, acquisitions accounted for using the pooling of interests methods of accounting are subject to rules established by the Financial Accounting Standards Board and the Securities and Exchange Commission. These rules are complex and the interpretation of them is subject to change. Additionally, the availability of pooling of interests accounting treatment for a business combination depends in part upon circumstances and events occurring after the acquisition. The failure of a past business combination or a future potential business combination that has been accounted for under the pooling of interests accounting method to qualify for this accounting treatment would materially harm our reported and future earnings and likely, the price of our common stock. Recently, the Financial Accounting Standards Board has eliminated pooling of interests accounting for all business combinations initiated after June 30, 2001. In addition recent pronouncements have limited the ability of companies to write-off in-process research and development.
The effect of these changes is to increase the portion of the purchase price for any future acquisitions that must be charged to our costs of revenues and operating expenses in the periods following any such acquisitions. As a result, our results of operations in the periods following any future acquisitions could be adversely affected. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies in the future.

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

A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on Ethernet, SONET, SDH and ATM transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products are modest, and we may not be successful in addressing other market opportunities for products based on these standards.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 2000 Form 10-K have not changed significantly during the six months ended June 30, 2001.

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

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company intends to continue to defend itself against these claims. The case is currently in the discovery phase and no trial date has been set.

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741, which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. A notice of appeal of the Judgment was filed by Linear on September 17, 1999. Linear filed its appeal brief with the United States Court of Appeal for the Federal Circuit ("CAFC") in October, 2000. The Company filed its responsive brief with the CAFC in January, 2001. The parties are awaiting judgement on appeal.

On June 16, 1999, Paul Boon ("Boon" or "plaintiff"), an ex-employee of the Company, filed a complaint in the Superior Court of California entitled Paul Boon v. Micrel Incorporated, dba Micrel Semiconductor, alleging breach of employment contract, discrimination based upon age, and wrongful termination in violation of public policy. On October 12, 2000, Boon filed an amended complaint alleging breach of an implied covenant of good faith and fair dealing, and breach of written agreement, in addition to the original causes of action. On February 23, 2001, a jury decided that the Company had breached an employment contract with plaintiff and awarded plaintiff $1.3 million.
On April 13, 2001, the Company filed a motion for judgement notwithstanding the verdict or alternatively, a motion for new trial. On May 18, 2001, the Court granted the Company's motion, issuing an order which vacated and set aside the judgement in favor of Boon, and ordered a new trial on all issues.
A new trial date was set for July 16, 2001. Prior to the beginning of trial, the parties settled the matter. On July 27, 2001, the case was dismissed by the Court.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On May 30, 2001, the Company completed the acquisition of Kendin Communications Inc., a fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. In connection with the acquisition, the Company issued approximately 6.1 million shares of its common stock in exchange for all outstanding Kendin securities and options to purchase such securities. The shares of Micrel common stock issued as consideration in the acquisition were issued in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and Regulation S promulgated thereunder. Pursuant to the acquisition agreement with Kendin, the Company filed on June 22, 2001 a registration statement on Form S-3 registering for resale 50% of the shares of Micrel common stock issued in the acquisition. The Company also has agreed to use commercially reasonable efforts to file a second registration statement on Form S-3 registering for resale the remaining 50% of the shares of Micrel common stock issued in the acquisition within the 18 week period following May 30, 2001, and has agreed to use commercially reasonable efforts to cause such second registration statement to become effective 6 months after May 30, 2001.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 24, 2001 at 12:00 p.m. local time, at its corporate offices located at 2180 Fortune Drive, San Jose, California. The Annual Meeting was held for the purpose of (a) electing five members of the Board of Directors, (b) ratifying and approving the appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2001 and (c) transacting such other business as may properly come before the Annual Meeting. Two matters below were voted upon and approved:

Proposal No. 1 - Election of five members of the Board of Directors:

The following persons were duly elected to the Board by the shareholders for a one year term and until their successors are elected and qualified:

     NOMINATION                    FOR               ABSTAINED
     ------------------         ----------          ----------
     Raymond D. Zinn            68,574,199          13,181,341
     Warren H. Muller           81,213,642             541,898
     Larry L. Hansen            81,235,845             519,695
     George Kelly               81,235,489             520,051
     Dale L. Peterson           81,237,313             518,227

Proposal No. 2 - Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending
December 31, 2001:


     NOMINATION                     FOR          AGAINST        ABSTAINED
     ---------------------      ----------       -------        ---------
     Deloitte & Touche LLP      81,703,791        48,804          2,945


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

2.1 Agreement and Plan of Merger and Reorganization among Micrel, Incorporated, Kournikova Acquisition Sub, Inc., Kendin Communications Inc., and with respect to Articles VIII and IX only, John C.C. Fan, as Stockholders' Agent, dated May 4, 2001. (1)

10.1 Loan and Security Agreement between Micrel, Incorporated and Bank of the West, dated June 29, 2001.

(1) Incorporated herein by reference to exhibit 10.1 filed with the Company's registration statement on Form S-3 filed with the SEC on June 22, 2001.


   (b) Reports on Form 8-K. During the quarter ended June 30, 2001, the Company filed a Report on Form 8-K, dated May 30, 2001, announcing the completion of its acquisition of Kendin Communications Inc. Also during the quarter ended June 30, 2001, the Company filed a Report on Form 8-K, dated June 21, 2001, announcing its revised outlook for the second quarter of 2001.

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



                                         MICREL, INCORPORATED
                                         --------------------
                                             (Registrant)



Date: August 15, 2001             By  /s/ Richard D. Crowley, Jr.
                                      ---------------------------
                                        Richard D. Crowley, Jr.
                                     Vice President, Finance and
                                       Chief Financial Officer
                                       (Authorized Officer and
                                     Principal Financial Officer)