Form 10-Q
period 2001-09-30
MICREL INC
filed 2001-11-15
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2001.

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



As of November 8, 2001 there were 92,880,214 shares of common stock, no par value, outstanding.

                             MICREL, INCORPORATED
                                   INDEX TO
REPORT ON FORM 10-Q
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                        Page
                                                                        ----

                       PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements:

            Condensed Consolidated Balance Sheets -
              September 30, 2001 and December 31, 2000                    3

            Condensed Consolidated Income Statements - Three and Nine
              Months Ended September 30, 2001 and 2000                    4

            Condensed Consolidated Statements of Cash Flows - Three
              and Nine Months Ended September 30, 2001 and 2000           5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk  18


                         PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings                                           19

Item 6.      Exhibits and Reports on Form 8-K                            20


         Signature                                                       21

ITEM 1.    FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                September 30,   December 31,
                                                    2001           2000 (1)
                                                -------------   ------------
                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $  131,389      $   86,137
   Short-term investments                             3,255          36,953
   Accounts receivable, net                          25,487          62,843
   Inventories                                       33,112          28,983
   Other current assets                               1,993           1,565
   Deferred income taxes                             25,242          23,838
                                                 ----------      ----------
      Total current assets                          220,478         240,319

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET           122,666         112,125
INTANGIBLE ASSETS, NET                                4,150           5,775
OTHER ASSETS                                          1,311             378
                                                 ----------      ----------
TOTAL                                            $  348,605      $  358,597
                                                 ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $   11,914      $   21,342
   Income taxes payable                               1,933          11,805
   Deferred income on shipments to distributors      10,226          14,224
   Other current liabilities                          8,779          12,967
   Current portion of long-term debt                  4,563           5,429
                                                 ----------      ----------
      Total current liabilities                      37,415          65,767

LONG-TERM DEBT                                        1,865           5,327
OTHER LONG-TERM OBLIGATIONS                             943           3,884

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value - authorized:
    5,000,000 shares; issued and outstanding: none      --              --
   Common stock, no par value - authorized:
    250,000,000 shares; issued and outstanding:
    2001 - 92,761,489; 2000 - 90,641,922            136,879         116,139
   Deferred stock compensation                       (3,985)         (4,524)
   Accumulated other comprehensive loss                 (26)            (32)
   Retained earnings                                175,514         172,036
                                                 ----------      ----------
      Total shareholders' equity                    308,382         283,619
                                                 ----------      ----------
TOTAL                                            $  348,605      $  358,597
                                                 ==========      ==========

(1) Derived from the December 31, 2000 audited balance sheet included in the Current Report on Form 8-K of Micrel, Incorporated filed on October 3, 2001.

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)
                   (In thousands, except per share amounts)

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                --------------------   --------------------
                                   2001       2000        2001       2000
                                ---------  ---------   ---------  ---------
NET REVENUES                    $  45,064  $  94,682   $ 170,789  $ 243,939

COST OF REVENUES                   28,992     39,121      94,349    103,758
                                ---------  ---------   ---------  ---------

GROSS PROFIT                       16,072     55,561      76,440    140,181
                                ---------  ---------   ---------  ---------

OPERATING EXPENSES:
   Research and development        12,834     10,779      38,376     29,292
   Selling, general and
    administrative                  7,750     11,660      26,916     32,529
   Non-recurring acquisition
    expenses                          --         --        8,894        --
                                ---------  ---------   ---------  ---------
      Total operating expenses     20,584     22,439      74,186     61,821
                                ---------  ---------   ---------  ---------
INCOME (LOSS) FROM OPERATIONS      (4,512)    33,122       2,254     78,360

OTHER INCOME, NET                   1,157      1,465       4,317      3,012
                                ---------  ---------   ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES  (3,355)    34,587       6,571     81,372

PROVISION (BENEFIT) FOR INCOME
 TAXES                             (3,393)    11,415       3,093     26,856
                                ---------  ---------   ---------  ---------
NET INCOME                      $      38  $  23,172   $   3,478  $  54,516
                                =========  =========   =========  =========

NET INCOME PER SHARE:
      Basic                     $    0.00  $    0.26   $    0.04  $    0.61
                                =========  =========   =========  =========
      Diluted                   $    0.00  $    0.23   $    0.04  $    0.55
                                =========  =========   =========  =========

SHARES USED IN COMPUTING PER
   SHARE AMOUNTS:
      Basic                        92,533     89,811      91,566     88,829
                                =========  =========   =========  =========
      Diluted                      99,351    101,283      99,457     99,841
                                =========  =========   =========  =========

See notes to condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                       Nine Months Ended
                                                        September  30,
                                                    -----------------------
                                                       2001        2000
                                                    ----------   ----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES     $   40,124   $   70,761
                                                    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements   (32,922)     (41,516)
   Purchases of short-term investments                 (30,541)    (121,659)
   Proceeds from sales and maturities of
    short-term investments                              64,245      126,236
                                                    ----------   ----------
      Net cash provided by (used in) investing
       activities                                          782      (36,939)
                                                    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                         (4,328)      (3,979)
   Proceeds from the issuance of common stock           11,830       20,511
   Repurchase of common stock                           (3,156)         --
                                                    ----------   ----------
      Net cash provided by financing activities          4,346       16,532
                                                    ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               45,252       50,354

CASH AND CASH EQUIVALENTS - Beginning of period         86,137       20,078
                                                    ----------   ----------

CASH AND CASH EQUIVALENTS - End of period           $  131,389   $   70,432
                                                    ==========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                      $      494    $     756
                                                    ==========   ==========
      Income taxes                                  $    8,896   $   22,674
                                                    ==========   ==========

   Non-cash transactions:
      Deferred stock compensation                   $    2,541   $    2,840
                                                    ==========   ==========


See notes to condensed consolidated financial statements.

                             MICREL INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Current Report on Form 8-K filed on October 3, 2001.

Net Income (loss) per Common and Equivalent Share - Basic net income
(loss) per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                --------------------   --------------------
                                   2001       2000        2001       2000
                                ---------  ---------   ---------  ---------

Weighted average common shares
 outstanding                       92,533     89,811      91,566     88,829
Dilutive effect of stock
 options outstanding using
 the treasury stock method          6,818     11,472       7,891     11,012
                                ---------  ---------   ---------  ---------
Shares used in computing
 diluted net income per share      99,351    101,283      99,457     99,841
                                =========  =========   =========  =========



2.   ACQUISITION

On May 30, 2001, the Company completed the acquisition of Kendin Communications, Inc. ("Kendin"), a privately held fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. Under the terms of the merger agreement, the Company issued 5,428,117 shares of common stock and options to purchase 645,097 shares of common stock in exchange for all outstanding Kendin securities and options to purchase Kendin securities. The transaction has been accounted for as a pooling of interests, and accordingly all financial statements presented have been restated to include the Kendin results. Associated with the acquisition the Company recorded $8.9 million in non-recurring acquisition expenses in the quarter ended June 30, 2001. The non-recurring expenses consisted of $6.9 million in transaction costs and $2.0 million in stock compensation charges.

                             MICREL INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                September 30,   December 31,
                                                    2001           2000 (1)
                                                -------------   ------------
   Finished goods                                 $   10,415      $    9,929
   Work in process                                    19,851          17,040
   Raw materials                                       2,846           2,014
                                                  ----------      ----------
                                                  $   33,112      $   28,983
                                                  ==========      ==========


4.   BORROWING ARRANGEMENTS

Borrowing agreements consisted of (i) $5 million under a revolving line of credit and (ii) $10 million under a non-revolving line of credit. There were no borrowings under these agreements as of September 30, 2001. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on June 30, 2002 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expires on June 30, 2002. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (6.0% at September 30, 2001), or the bank's revolving offshore rate, which approximates LIBOR (2.6% at September 30, 2001) plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate, the bank's non-revolving offshore rate, which approximates LIBOR plus 2.13% or a 4 year fixed rate determined by the bank (4.28% at September 30, 2001). The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such financial covenants at September 30, 2001.

The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the acquisition cost. Amounts borrowed under this credit line are automatically converted to four-year term notes. All equipment notes are collateralized by the equipment purchased.


5.   SIGNIFICANT  CUSTOMERS

During the nine months ended September 30, 2001, one customer accounted for $19.8 million (11.5%) of net revenues. During the nine months ended September 30, 2000, no single customer accounted for more than 10% of net revenues.


6.   COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $34,000 and $3.5 million for the three and nine months ended September 30, 2001, respectively, and $23.2 million and $54.5 million for the three and nine months ended September 30, 2000, respectively.

                             MICREL INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


7.   SEGMENT REPORTING


The Company operates under two reportable segments, standard products and custom and foundry products.

                           Net Revenues by Segment
                            (Dollars in thousands)

                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                --------------------   --------------------
                                   2001       2000        2001       2000
                                ---------  ---------   ---------  ---------
Net Revenues:
Standard Products               $  36,594  $  77,159   $ 140,500  $ 186,204
Custom and Foundry Products         8,470     17,523      30,289     57,735
                                ---------  ---------   ---------  ---------
   Total net revenues           $  45,064  $  94,682   $ 170,789  $ 243,939
                                =========  =========   =========  =========

As a Percentage of Total Net Revenues:

Standard Products                     81%        81%         82%        76%
Custom and Foundry Products           19%        19%         18%        24%
                                ---------  ---------   ---------  ---------
   Total net revenues                100%       100%        100%       100%
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

On June 29, 2001, SFAS No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS N0. 141 also addresses the initial measurement and recognition of goodwill and other intangibles acquired in a business combination. The Company has implemented SFAS No. 141 effective July 1, 2001. Management has concluded that the adoption of SFAS 141 had no material effect on the financial position, results of operations, or cash flows of the Company.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill, such that it will no longer be amortized but will be tested for impairment on a periodic basis. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its financial condition, results of operations or cash flows.

In August 2001, the Financial Accounting Standards Board approved for issuance the SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is required to adopt this standard no later than its fiscal year beginning January 1, 2002 and it has not determined the impact, if any, that this statement will have on its financial condition, results of operations or cash flows.


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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 81% and 82% of net revenues for the three and nine months ended September 30, 2001, respectively, as compared to 81% and 76%, respectively, for the similar periods in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

   On May 30, 2001, the Company completed the acquisition of Kendin Communications, Inc. ("Kendin"), a privately held fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. Under the terms of the merger agreement, the Company issued 5,428,117 shares of common stock and options to purchase 645,097 shares of common stock in exchange for all outstanding Kendin securities and options to purchase Kendin securities. The transaction has been accounted for as a pooling of interests, and accordingly all financial statements presented have been restated to include the Kendin results. Associated with the acquisition the Company recorded $8.9 million in non-recurring acquisition expenses in the quarter ended June 30, 2001. The non-recurring expenses consisted of $6.9 million in transaction costs and $2.0 million in stock compensation charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   ------------------    -----------------
                                    2001        2000      2001       2000
                                   ------      ------    ------     ------

Net revenues                       100.0%      100.0%    100.0%     100.0%
Cost of revenues                    64.3        41.3      55.2       42.5
                                   ------      ------    ------     ------
    Gross profit                    35.7        58.7      44.8       57.5

Operating expenses:
   Research and development         28.5        11.4      22.5       12.0
   Selling, general and
    administrative                  17.2        12.3      15.8       13.3
   Non-recurring acquisition
    expenses                          -           -        5.2         -
                                   ------      ------    ------     ------
      Total operating expenses      45.7        23.7      43.5       25.3
                                   ------      ------    ------     ------
Income(loss) from operations       (10.0)       35.0       1.3       32.2
Other income, net                    2.6         1.5       2.5        1.2
                                   ------      ------    ------     ------
Income(loss) before income taxes    (7.4)       36.5       3.8       33.4
Provision(benefit) for income taxes (7.5)       12.0       1.8       11.0
                                   ------      ------    ------     ------
Net income                           0.1%       24.5%      2.0%      22.4%
                                   ======      ======    ======     ======


Net Revenues. Net revenues decreased 52% to $45.1 million for the quarter ended September 30, 2001 from $94.7 million for the same period in 2000. For the nine months ended September 30, 2001, net revenues decreased 30% to $170.8 million from $243.9 million for the same period in 2000. The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 81% and 82% of net revenues for the three and nine months ended September 30, 2001, respectively, as compared to 81% and 76%, respectively, for the similar periods in the prior year. On a dollar basis, standard products revenues decreased 53% to $36.6 million for the three months ended September 30, 2001 from $77.2 million for same period in 2000. For the nine months ended September 30, 2001, standard products revenues decreased 26% to $140.5 million from $186.2 million for the same period in 2000. This decrease resulted from decreased unit shipments across all product lines and end markets except ethernet communications, combined with decreases in average selling prices. Custom and foundry products revenues decreased 52% to $8.5 million representing 19% of net revenues for the three months ended September 30, 2001 from $17.5 million or 19% of net revenues for the comparable period in 2000. For the nine months ended September 30, 2001, custom and foundry products revenues decreased 48% to $30.3 million representing 18% of net revenues from $57.7 million or 24% of net revenues for the comparable period in 2000. This decrease was due primarily to decreased unit shipments of custom high speed communications products.

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

The semiconductor industry experienced such a change in the supply and demand situation during 2000 and the first nine months of 2001. Customer orders increased rapidly in the first nine months of 2000 as semiconductor supplier lead times lengthened and customers became concerned about the availability of semiconductor components. In the fourth quarter of 2000 and the first nine months of 2001, customers in the high speed communications end market, and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

the contract manufacturing firms that serve this market, adjusted their demand on component suppliers as they coped with high levels of inventory and
sharply reduced demand for their end products.   In addition, the slowing of
global economic growth during the first nine months of 2001 led to lower order rates from customers serving the telecommunications, industrial and computer end markets as they adjusted to lower demand for their products.
The rapid build up of semiconductor inventories in global sales channels caused lead times for components to fall significantly during the first three
quarters of 2001.   Due to the combination of excess supply, reduced demand
and shorter lead times, new orders rates declined and a significant amount of previously placed orders were cancelled during the first half of 2001. The corresponding reduction in backlog has left Micrel, like most semiconductor suppliers, with extremely limited visibility into future customer demand. Customers appear to be placing orders on an "as needed" basis due to short supplier lead times combined with the uncertain macroeconomic outlook. The low backlog and uncertainty of customer demand significantly limits the Company's ability to predict future levels of sales and profitability.

International sales represented 64% and 40% of net revenues for the quarters ended September 30, 2001 and 2000, respectively. On a dollar basis, international sales decreased 24% to $28.9 million for the quarter ended September 30, 2001 from $38.0 million for the comparable period in 2000. The dollar basis decrease in international sales resulted from decreased shipments to manufacturers of personal computers and communications products in Asia and Europe, which was partially offset by increased shipments of Ethernet communications products in Asia. For the nine months ended September 30, 2001 and 2000, international sales represented 57% and 42% of net revenues, respectively. On a dollar basis, international sales decreased 4% to $97.7 million for the nine months ended September 30, 2001 from $101.4 million for the comparable period in 2000. The dollar basis decrease resulted from decreased shipments to manufacturers of communications products and personal computers in Asia and Europe, which was partially offset by increased shipments to manufacturers of Ethernet communications products primarily in Asia.

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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, manufacturing utilization, product mix, average selling prices and product yields. The Company's gross margin decreased to 36% for the three months ended September 30, 2001 from 59% for the comparable period in the prior year. For the nine months ended September 30, 2001, gross margin decreased to 45% from 57% for the comparable period in the prior year. The decrease in gross margin primarily reflected decreased capacity utilization, a reduced mix of higher margin standard products and custom products and a decrease in average selling prices compared to the same periods in 2000.

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

As a percentage of net revenues, research and development expenses represented 29% and 11% for the three months ended September 30, 2001 and 2000, respectively. On a dollar basis, research and development expenses increased $2.0 million or 19% to $12.8 million for the three months ended September 30, 2001 from $10.8 million for the comparable period in 2000. For the nine months ended September 30, 2001 and 2000, research and development expenses represented 23% and 12% of net revenues, respectively. On a dollar basis, research and development expenses increased $9.1 million or 31% to $38.4 million for the nine months ended September 30, 2001 from $29.3 million for the comparable period in 2000. The dollar increases were primarily due to increased engineering staffing costs and increased prototype fabrication costs and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17% and 12% for the three months ended September 30, 2001 and 2000, respectively. On a dollar basis, selling, general and administrative expenses decreased $3.9 million or 34% to $7.8 million for the three months ended September 30, 2001 from $11.7 million for the comparable period in 2000. For the nine months ended
September 30, 2001 and 2000, selling, general and administrative expenses represented 16% and 13% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses decreased $5.6 million or 17% to $26.9 million for the nine months ended September 30, 2001 from $32.5 million for the comparable period in 2000. The dollar decreases were principally attributable to decreased sales commissions costs.

Non-recurring acquisition expenses. Non-recurring acquisition expenses reflect $6.9 million in direct transaction costs and $2.0 million in stock compensation costs related to the acquisition of Kendin Communications.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on term notes. Other income, net decreased by $308,000 to $1.2 million for the three months ended September 30, 2001 from $1.5 million for the comparable period in 2000. The decrease was primarily due to decreased interest income resulting from lower average interest rates. For the nine months ended September 30, 2001, other income, net increased $1.3 million to $4.3 million from $3.0 million for the comparable period in 2000. The increase was primarily due to an increase in average cash and investment balances combined with a reduction in average balances of term notes.

Provision (Benefit) for Income Taxes. For the three and nine months ended September 30, 2001, the provision for income taxes was a benefit of $3.4 million and an expense of $3.1 million, respectively. The income tax amounts reflect the Company's revised year 2001 estimated annual effective tax rate of 20.0% of income before tax excluding the $8.9 million in non-recurring acquisition expenses, which have been accounted for as non-deductible expenses for federal income tax purposes. The Company is currently investigating the potential deductibility of a portion of these non-recurring acquisition costs. During the quarter ended September 30, 2001 the Company's 2001 estimated annual effective tax rate was reduced to 20% from 34.5% of income before tax, excluding non-recurring acquisition expenses, as a result of the increased impact of research and development and state manufacturer's credits on reduced annual pretax income. For the three and nine months ended September 30, 2000, the provision for income taxes was 33.0%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2001 consisted of cash and short-term investments of $135 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5 million under a revolving line of credit and
(ii) $10 million under a non-revolving line of credit. There were no borrowings under these agreements at September 30, 2001. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on June 30, 2002 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expires on June 30, 2002. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such financial covenants at September 30, 2001.

The non-revolving bank line of credit that is covered by the loan agreement described above can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the acquisition cost. Amounts borrowed under this credit line are automatically converted to four-year installment notes. All equipment notes are collateralized by the equipment purchased.

As of September 30, 2001, the Company had $6.4 million outstanding under term notes that are collateralized by the Company's manufacturing equipment.

The Company's working capital increased by $8.5 million to $183.1 million as of September 30, 2001 from $174.6 million as of December 31, 2000. The increase was primarily attributable to a $11.5 million increase in cash, cash equivalents and short-term investments, and a $4.1 million increase in inventories, combined with a $28.4 million decrease in current liabilities, which were partially offset by a $37.4 million decrease in accounts receivable.

The Company's cash flows from operating activities was $40.1 million for the nine months ended September 30, 2001 compared to $70.8 million for the same period in the prior year. This decrease was primarily due to reduced net income. The cash flows from operating activities generated by the Company in the nine months ended September 30, 2001 were primarily attributable to net income of $22.7 million after adding back non-cash activities combined with a decrease in accounts receivable of $37.4 million, which were partially offset by decreases in accounts payable of $9.4 million and accrued compensation of $3.0 million combined with an increase in inventories of $4.1 million.

The Company's investing activities during the nine months ended September 30, 2001 provided cash of $782,000 as compared to $36.9 million of cash used for investing activities during the comparable period in the prior year. This reduction in cash used was due primarily to increased net sales of short-term investments and decreased purchases of property, plant and equipment. Cash provided by investing activities during the nine months ended September 30, 2001 resulted from net sales of short-term investments of $33.7 million which was partially offset by net purchases of property, plant and equipment of $32.9 million primarily for wafer fab and testing equipment and leasehold improvements.

The Company's financing activities during the nine months ended September 30, 2001 provided cash of $4.3 million as compared to cash provided of $16.5 million during the comparable period in the prior year. Cash provided by financing activities during the nine months ended September 30, 2001 was the result of $11.8 million in proceeds from the issuance of common stock through the exercise of employee stock options and employee stock purchase plan, which was partially offset by $3.2 million in common stock repurchases and $4.3 million in repayments of long-term debt.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Factors That May Affect Operating Results

All statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements in this Report on Form 10-Q include, without limitation statements regarding: fluctuations in the Company's results of operations; low visibility into future customer demand and oversupply situations; the composition of the Company's net revenues; the Company's beliefs regarding the effect of standard product sales on net revenues; levels of international sales; the Company's plans for production and inventory levels; future expansion or utilization of manufacturing capacity; declines in manufacturing yields; future expenditures; future research and development spending and the Company's product development strategy; the Company's intentions and expectations regarding capital equipment purchases and cash requirements; the defense and outcome of present and future litigation claims; current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially from the results set forth in or implied by such forward looking statements are set forth below. Additional factors that may affect these forward looking statements and the Company's operating results are contained in the Company's Current Report on Form 8-K filed on October 3, 2001.

The Company is exposed to risks caused by the recent slowdown in the global economy.

Recently, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence and concerns about inflation, and reduced corporate profits and capital spending. As a result of these unfavorable economic conditions, the Company has experienced lower new customer order rates and a significant amount of previously placed orders were cancelled during the first half of 2001. In addition, the recent terrorist attacks on September 11, 2001 appear to have further depressed economic activity in the United States. If these weak economic conditions in the U.S. continue or worsen, or if a wider global economic recession materializes, the Company's business, financial condition and results of operations may be materially and adversely affected.

The Company's operating results may fluctuate because of a number of factors, many of which are beyond its control.

If the Company's operating results are below the expectations of public market analysts or investors, then the market price of its common stock could decline. Some of the factors that affect the Company's quarterly and annual results, but which are difficult to control or predict are:

- the volume and timing of orders received
- changes in the mix of products sold
- market acceptance of the Company's products and its customers' products
- competitive pricing pressures
- the ability to introduce new products on a timely basis
- the timing of new product announcements and introductions by the Company or its competitors
- the timing and extent of research and development expenses
- fluctuations in manufacturing yields
- cyclical semiconductor industry conditions
- the ability to hire and retain key technical and management personnel
- access to advanced process technologies
- the timing and extent of process development costs
- the current California energy crisis

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Customer demand for the Company's products is volatile and difficult to predict.

The Company's customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for the Company's products. The volatility of customer demand limits the Company's ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because customer end demand can change very quickly. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates.

The current weakness in the global economy has caused the end markets that the Company's customers serve to grow less rapidly, or in some cases, contract. The resulting uncertainty of demand has caused most of the Company's customers to err on the side of caution until they see signs of order strength for their end products. In addition, many customers are continuing to deplete excess inventories, particularly contract manufacturers and high bandwidth communication OEM's. Semiconductors are perceived to be readily available and supplier lead times are at or near historic lows. In this environment customers are not making large purchase commitments, only ordering small quantities to fill known short-term requirements, greatly reducing our visibility into customer demand. As a result, the Company's revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The reduced level of order backlog coupled with the short term nature of customer demand makes it extremely difficult to predict near term revenues and profits.

The cyclical nature of the semiconductor industry can result in downturns that can harm the Company's operating results.

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns. These downturns have been characterized by diminished product demand, accelerated erosion of selling prices and over capacity levels as well as rapidly changing technology and evolving industry standards. Management believes that the semiconductor industry is currently in such a downturn and that the decrease in our net revenues from $94.7 million for the quarter ended September 30, 2000, to $45.1 million for the quarter ended September 30, 2001 is primarily due to this downturn. The Company's net revenues may continue to be adversely affected if this downturn continues. In general, the Company may experience future substantial period-to-period fluctuations in its business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

The Company's gross margin is dependent upon a number of factors, including the level of capacity utilization.

Semiconductor manufacturing is a capital intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment is not fully absorbed, resulting in higher average unit costs and lower sales margins. The decline in new customer order rates in 2001 has resulted in reduced capacity utilization of the Company's factories as it has attempted to match production with anticipated customer demand. The Company's gross margins have declined as a result of this reduced utilization of production capacity. Gross margins may deteriorate further should production activity be curtailed in response to lower customer demand in the future.

The semiconductor industry is highly competitive.

The semiconductor industry is highly competitive and subject to rapid technological change, price-erosion and increased international competition. Significant competitive factors include:

- product features
- performance
- price
- timing of product introductions
- emergence of new computer and communications standards
- quality and customer support

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

In times of weak economic conditions, such as the semiconductor industry is now experiencing and due to uncertain customer demand and under-utilization of semiconductor fabrication capacity, price competition becomes more prevalent. This can have the effect of reducing revenue levels and gross margins.

Because the standard products market for integrated circuits is diverse and highly fragmented, the Company encounters different competitors in various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company has. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition, results of operations, or cash flows.

The Company's product offering is concentrated and are highly dependent on certain select end markets.

The Company currently sells a significant portion of its products in the high speed communications, computer and wireless handset markets. These markets are characterized by short product life cycles, rapidly changing customer demand, evolving and competing industry standards and seasonal demand trends. Additionally, there can be no assurance that these markets will continue to grow. If the markets for high speed communications, computers or wireless handsets that the Company serves fail to grow, or grows more slowly than it currently anticipates, or if there is increased competition in these markets, the Company's business, results of operations and financial condition could be adversely affected.

The Company currently derives the majority of its product revenues from sales of standard analog and mixed-signal integrated circuits and expects these products to continue to account for the majority of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for standard analog integrated and mixed-signal circuits, such as competition, product performance or technological change, could have a material adverse effect on the Company's business and consolidated results of operations and financial condition.

A significant portion of the Company's revenues in recent periods has been derived from sales of products based on SONET, SDH and ATM transmission standards. If the communications market evolves to new standards, the Company may not be able to successfully design and manufacture new products that address the needs of its customers or gain substantial market acceptance. Although the Company has developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products are modest, and it may not be successful in addressing other market opportunities for products based on these standards.

An important part of the Company's strategy is to continue to focus on the market for high-speed communications integrated circuits, or ICs. If the Company is unable to penetrate this market further, the Company's revenues could stop growing and may decline.

The markets which the Company serves frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products are unable to support the new features or performance levels required by OEMs in these markets, it would likely lose business from existing or potential customers and would not have the opportunity to compete for new design wins until the next product transition. If the Company fails to develop products with required features or performance standards, or experiences even a short delay in bringing a new product to market, or if its customers fail to achieve market acceptance of their products, its revenues could be significantly reduced for a substantial period of time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


The Company faces risks associated with acquisitions it has completed and will face risks associated with any future acquisitions.

The Company has made four strategic acquisitions in the past three years:
Synergy Semiconductor in November 1998, Altos Semiconductor Inc. in December 1999, Electronic Technology Corporation in April 2000 and Kendin Communications Inc. in May 2001. The acquisition of Kendin Communications Inc. is the largest acquisition that the Company has undertaken. The risks involved with these acquisitions and any other acquisitions include:

- diversion of management's attention
- failure to retain key personnel
- amortization of acquired intangible assets
- customer dissatisfaction or performance problems with the acquired company
- the cost associated with acquisitions and the integration of acquired operations
- assumption of unknown liabilities

Any of these risks could materially harm the Company's business, financial condition and results of operations. Additionally, any acquisition involves a significant amount of integration of two companies that have previously operated independently. No assurance can be given that difficulties will not be encountered in integrating certain products, technologies or operations of the acquired companies or that the benefits expected from such integration will be realized. There can be no assurance that any of the acquired companies will retain its key personnel, that the engineering teams of Micrel and the acquired companies will successfully cooperate and realize any technological benefits or that Micrel or the acquired companies will realize any of the other anticipated benefits of the acquisitions. In addition, the consummation of the Kendin acquisition could result in the cancellation, termination or non-renewal of arrangements with Kendin by suppliers, distributors or customers of Kendin or the loss of certain key Kendin employees, or the termination of negotiations or delays in ordering by prospective customers of Kendin as a result of uncertainties that may be perceived as a result of the acquisition. Any significant amount of cancellations, terminations, delays or non-renewals of arrangements with Kendin or loss of key employees or termination of negotiations or delays in ordering could have a material adverse effect on the business, operating results or financial condition of Kendin and Micrel after the acquisition.

In addition, some of these acquisitions have been accounted for using the pooling-of-interests method of accounting which means the acquisitions are subject to rules established by the Financial Accounting Standards Board and the Securities and Exchange Commission. These rules are complex and the interpretation of them is subject to change. Additionally, the availability of pooling of interests accounting treatment for a business combination depends in part upon circumstances and events occurring after the acquisition. The failure of a past business combination that has been accounted for under the pooling of interests accounting method to qualify for this accounting treatment would materially harm the Company's reported and future earnings and likely, the price of its common stock.

The Company encounters risks associated with its international operations.

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

The Company's international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company's products in the local currencies of the foreign markets it serves. This would result in making the Company's products relatively more expensive than its competitors' products that are denominated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments.

The Company's operating results substantially depend on manufacturing output and yields, which may not meet expectations.

The Company manufactures most of its semiconductors at its San Jose and Santa Clara, California fabrication facilities. Manufacturing semiconductors requires manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then the Company's ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of integrated circuits is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional.


The Company may not be able to protect its intellectual property adequately, or could be harmed by litigation involving its patents and proprietary rights.

The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate technology or design around the patents owned by the Company. Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that existing claims or any other assertions or claims for indemnity resulting from infringement claims will not adversely affect the Company's business, financial condition, results of operations, or cash flows.


The Company's business could be adversely effected by electrical power or natural gas supply interruptions.

The majority of the Company's administrative, technical and manufacturing facilities are located in Northern California and these facilities may be subject to electrical power or natural gas supply interruptions. In recent months, electrical power suppliers have experienced shortages in electrical power which has resulted in brief electrical power interruptions. The weak financial condition of California's Public Utilities may aggravate the situation and shortages may develop for natural gas. Semiconductor manufacturing depends upon a controlled environment which requires high usage of electrical power and natural gas. Frequent or extended electrical power interruptions could have a negative impact on production output, manufacturing yields, and manufacturing efficiencies and could have a material adverse impact on the Company's business, financial condition and operating results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 2000 Form 10-K have not changed significantly during the nine months ended September 30, 2001.

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

On July 2, 1999, National Semiconductor Corporation (''National''), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringes five National Semiconductor patents. The complaint in the lawsuit seeks unspecified compensatory damages for infringement, and treble damages as well as permanent injunctive relief against further infringement of the National patents at issue. The Company intends to continue defending itself against these claims. The litigation is currently in the discovery phase. An initial trial date has been set by the Court for September 16, 2002.

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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741, which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. A notice of appeal of the Judgment was filed by Linear on September 17, 1999. Linear filed its appeal brief with the United States Court of Appeal for the Federal Circuit ("CAFC") in October, 2000. The Company filed its responsive brief with the CAFC in January, 2001. Oral arguments were heard by the CAFC on October 2, 2001. The parties are awaiting judgement on the appeal.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

      None

(b) Reports on Form 8-K. During the quarter ended September 30, 2001, the Company filed a Report on Form 8-K, dated July 23, 2001, announcing its financial results for the quarter ended June 30, 2001.

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



                                        MICREL, INCORPORATED
                                        --------------------
                                          (Registrant)



Date: November 15, 2001          By  /s/Richard D. Crowley, Jr.
                                    ---------------------------
                                     Richard D. Crowley, Jr.
                                    Vice President, Finance and
                                      Chief Financial Officer
                                     (Authorized Officer and
                                   Principal Financial Officer)