Form 10-K/A
period 2000-12-31
MICREL INC
filed 2002-04-01
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

   As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,769,300,000 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Marketr on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2001, the Registrant had outstanding 85,914,885 shares of Common Stock.

                 ____________________________________________

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders (Part III).

This Report on Form 10-K/A includes 69 pages with the Index to Exhibits located on page 41.

                               EXPLANATORY NOTE

On January 28, 2002, Micrel, Incorporated (the "Company" or "Micrel") announced that it would restate its consolidated financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. This restatement relates to the Company's past method of setting the exercise price of certain employee stock options which results in stock compensation expenses and related payroll and income tax effects that had not been recorded in previously issued financial statements. This amendment includes in Items 8 and 14 such restated consolidated financial statements for the years ended December 31, 1998, 1999 and 2000, and other information relating to such restated consolidated financial statements, including Selected Financial Data (Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). Information regarding the effect of the restatement on the Company's financial position and results of operations is provided in Note 2 of Notes to Consolidated Financial Statements included in Items 8 and 14 of this amendment.

   The Company completed the acquisition of Kendin Communications, Inc. ("Kendin") on May 30, 2001. The transaction has been accounted for as a pooling of interests and, accordingly, updated information is included throughout this Form 10-K/A in addition to the amendments related to the restatement described in the preceding paragraph. Additional information about the Kendin acquisition is provided in Note 3 of Notes to Consolidated Financial Statements.

Except for items related to the restatement and the Kendin acquisition (and except for the fifth paragraph of Item 3 and Note 12 of Notes to Consolidated Financial Statements which were previously updated by the Company's Current Report on Form 8-K dated October 3, 2001), no other information included in the original Report on Form 10-K for the year ended December 31, 2000, is amended by this amendment.

                             MICREL, INCORPORATED

                                   INDEX TO

                         ANNUAL REPORT ON FORM 10-K/A

                       FOR YEAR ENDED DECEMBER 31, 2000



                                                                     Page
                                                                     ----
                                     PART I

Item 1.  Business                                                        4
Item 2.  Properties                                                     16
Item 3.  Legal Proceedings                                              16
Item 4.  Submission of Matters to a Vote of Security Holders            17


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
          Shareholder Matters                                           18
Item 6.  Selected Financial Data                                        19
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk     36
Item 8.  Financial Statements and Supplementary Data                    36
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      36


                                   PART III

Item 10. Directors and Executive Officers of the Registrant             37
Item 11. Executive Compensation                                         39
Item 12. Security Ownership of Certain Beneficial Owners and Management 39
Item 13. Certain Relationships and Related Transactions                 39


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                      40



         Signatures                                                     69

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

   Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits and mixed-signal and digital integrated circuits. The Company currently ships over 1,400 standard products and has derived the majority of its product revenue for the year ended December 31, 2000 from sales of standard analog integrated circuits for power management. These analog power circuits are used in a wide variety of electronic products, including those in the computer, telecommunications and industrial markets. For the years ended December 31, 2000, 1999, and 1998, the Company's standard products accounted for 79%, 78%, and 72%, respectively, of the Company's net revenues. In addition, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services for a diverse range of customers who produce electronic systems for communications, consumer and military applications. With the Company's acquisition of Synergy Semiconductor in November 1998, the Company broadened its standard product offerings to include high performance bipolar integrated circuits sold to customers within the communications, industrial and computing markets. This product portfolio is comprised of more than 200 products including communication transceivers, clock generators, distribution/clock recovery circuits as well as high-speed logic and memory. In April 2000, Micrel completed its acquisition of Electronic Technology Corporation ("ETC"), a company specializing in mixed signal and analog design with a complete portfolio of voltage supervisor and microprocessor reset circuits. These products are highly complementary with the Company's power products portfolio since they accurately monitor the power supplies of critical system components (e.g. microprocessors) and signal the microprocessor to reset if the voltage to the device falls out of the specified operating range.

   Continuing trends in the communications and computing markets have created increased demand for power analog circuits, which control, regulate, convert and route voltage and current in electronic systems. This demand for power analog circuits has been fueled by the tremendous growth of battery powered cellular telephones and computing devices and the emergence of lower voltage microprocessors and Personal Computer Memory Card International Association ("PCMCIA") standards for peripheral devices. Micrel's standard analog products business is focused on addressing this demand for high-performance power analog circuits. The Company sells a wide range of regulators, references and switches designed for cellular telephones and laptop computers. The Company was one of the first companies to offer analog products for the PCMCIA Card and universal serial bus ("USB") market. The Company recently introduced a family of Hot Swap Power controllers for the Compact Peripheral Control Interface ("CompactPCI"T) bus standard used extensively in PC servers, networking equipment and industrial control applications. These devices support 24 hours a day, 7 days per week operation by enabling customers to remove and insert printed circuit boards during system operation. Future families of hot swap controllers are being developed to address the higher voltage requirements of the telecommunications market. The Company also offers standard analog products that address other markets, including power supplies and industrial, defense, avionics, and automotive electronics.

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

Micrel's Strategy

   Micrel seeks to capitalize on the growth opportunities within the high-performance analog and mixed-signal semiconductor market. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and its manufacturing expertise. The Company also seeks to capitalize on the growth opportunities within the high performance bipolar semiconductor market. The Company has expanded upon its core competencies through the addition of Synergy's expertise in the synchronous optical network ("SONET") and fiber channel arenas. The Synergy design team, process technology and wafer fabrication facility complement the historical Micrel core strengths. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

- Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 1,400 standard products, with net revenues from standard products generating 79% of the Company's net revenues for the year ended December
31, 2000. In November 1998, through the acquisition of Synergy
Semiconductor, the Company has added over 200 new standard products to its offerings. Micrel believes that its long-term growth will depend substantially on its ability to increase standard products sales in its existing markets and to penetrate new standard products markets. The
Company, however, will pursue additional custom and foundry business as opportunities arise.

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

                            Net Revenues by Segment
                             (Dollars in thousands)

                                                 Years Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Standard Products                           $  275,306  $  155,979  $  104,329
Custom and Foundry Products                     71,029      44,037      40,606
                                            ----------  ----------  ----------
      Total net revenues                    $  346,335  $  200,016  $  144,935
                                            ==========  ==========  ==========

As a Percentage of Total Net Revenues:

Standard Products                                  79%         78%         72%
Custom and Foundry Products                        21          22          28
                                            ----------  ----------  ----------
      Total net revenues                          100%        100%        100%
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

   Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel supplies a range of high performance LDO regulators and higher efficiency switching regulators that convert, regulate, switch and control the DC voltages used in cellular telephones. Micrel's SuperBeta PNPT LDO and CMOS regulators enable cellular telephones to continue to operate effectively until the battery is almost completely exhausted. Micrel products are designed to reduce board space and decrease system cost. In addition, Micrel offers switch mode power supply ("SMPS") regulators that convert AC to useable DC power in battery chargers and cellular base stations.

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

   Hot Swap Controllers. During 2000, the Company introduced its first hot swap power controllers to support the requirement for 24/7 operation in servers and communications equipment. These products allow customers to upgrade or replace system boards without having to power down the system. This family offers the industry's most integrated hot swap solution for CompactPCIT applications. These devices build on Micrel's expertise in power control and distribution. Future products are in development to address the higher voltage requirements of the telecommunications market.

   Radio Frequency Data Communications. Micrel continued to add new products to the QwikRadioTM family of radio frequency ("RF") receivers in 2000. These devices are designed for use in any system requiring a cost effective, low data-rate wireless link. Typical examples include garage door openers, wireless computer peripherals, lighting and fan controls, utility metering, automotive keyless entry and security systems.

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


Sales, Distribution and Marketing

   The Company sells its products through a worldwide network of independent sales representative firms and distributor firms and through a direct sales staff. In the year ended December 31, 2000, sales through North American distributor firms accounted for 15% of the Company's net revenues.

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

   Sales to customers in North America, Asia and Europe accounted for 58%, 32% and 10%, respectively, of the Company's net revenues for the year ended December 31, 2000 compared to 52%, 37% and 11%, respectively, of the Company's net revenues for the year ended December 31, 1999 and 53%, 36% and 11%, respectively, of the Company's net revenues for 1998. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers.

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

   In 2000, 1999, and 1998 the Company spent $42.2 million $29.6 million, and $21.4 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities. The Company is currently developing, and may in the future develop, certain types of standard products with which the Company has only limited experience. Certain of these new standard products will be targeted at emerging market segments in which the Company has not previously participated. Additionally, there can be no assurance that the Company will be able to identify new standard product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others.


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

   The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. To the extent that the Company becomes involved in such intellectual property litigation, it could result in substantial costs and diversion of resources to the Company and could have a material adverse effect on the Company's financial condition, results of operations, or cash flows. See Item 3, Legal Proceedings, of this report on Form 10-K/A.

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


Backlog

   At December 31, 2000, the Company's backlog was approximately $97 million, all of which was scheduled to be shipped during the first six months of 2001. At December 31, 1999, the Company's backlog was approximately $87 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders required to be shipped within the next six months. Shipments to United States, Canadian and certain other international distributors are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


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

Employees

   As of December 31, 2000, the Company had 980 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


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

   The Company has not paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the Company's capital stock without the lender's prior written consent. See Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements contained in Item 8.

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

ITEM 6.   SELECTED FINANCIAL DATA

                                                       Years Ended December 31,
                                       --------------------------------------------------------
                                         2000        1999        1998        1997        1996
                                       --------    --------    --------    --------    --------
                                      Restated(1) Restated(1) Restated(1) Restated(2) Restated(2)
                                               (in thousands, except per share amounts)
Income Statement Data:
Net revenues                           $346,335    $200,016    $144,935    $105,170    $ 66,244
Cost of revenues*                       149,083      89,572      72,953      50,284      32,424
                                       --------    --------    --------    --------    --------
    Gross profit                        197,252     110,444      71,982      54,886      33,820
Operating expenses:
  Research and development               42,201      29,563      21,373      16,032       9,214
  Selling, general and administrative    45,319      29,399      22,562      17,763      12,229
  Amortization of deferred stock
   compensation*.                         6,060       2,109         753         197          19
  Purchased in-process technology            -          603       3,737          -           -
                                       --------    --------    --------    --------    --------
    Total operating expenses             93,580      61,674      48,425      33,992      21,462
                                       --------    --------    --------    --------    --------
Income from operations                  103,672      48,770      23,557      20,894      12,358
Other income, net                         4,739         692       1,138         974         703
                                       --------    --------    --------    --------    --------
Income before income taxes              108,411      49,462      24,695      21,868      13,061
Provision for income taxes               35,104      16,019       9,304       7,068       4,326
                                       --------    --------    --------    --------    --------
    Net income                         $ 73,307    $ 33,443    $ 15,391    $ 14,800    $  8,735
                                       ========    ========    ========    ========    ========

Net income per share:
  Basic                                $   0.82    $   0.39    $   0.19    $   0.19    $   0.12
                                       ========    ========    ========    ========    ========
  Diluted                              $   0.75    $   0.36    $   0.18    $   0.18    $   0.11
                                       ========    ========    ========    ========    ========
Shares used in computing per
 share amounts:
  Basic                                  89,242      85,762      82,258      77,640      73,631
                                       ========    ========    ========    ========    ========
  Diluted                                98,186      92,906      85,878      84,653      80,449
                                       ========    ========    ========    ========    ========

*Amortization of deferred stock
 compensation related to:
    Cost of revenues                   $  2,202    $    926    $    275    $     64    $     17
                                       ========    ========    ========    ========    ========
    Operating expenses:
      Research and development         $  3,347    $  1,444    $    467    $     68    $     13
      Selling, general and
       administrative                     2,713         665         286         129           6
                                       --------    --------    --------    --------    --------
        Total                          $  6,060    $  2,109    $    753    $    197    $     19
                                       ========    ========    ========    ========    ========

                                                              December 31,
                                       --------------------------------------------------------
                                         2000        1999        1998        1997        1996
                                       --------    --------    --------    --------    --------
                                      Restated(1) Restated(1) Restated(1) Restated(2) Restated(2)
                                               (in thousands, except per share amounts)
                                                             (in thousands)
Balance Sheet Data:
  Working capital                      $172,768    $ 91,629    $ 55,206    $ 40,939    $ 34,059
  Total assets                          359,748     214,171     152,207      89,432      61,777
  Long-term debt                          5,327       8,854      14,007         552       3,287
  Total shareholders' equity            281,835     157,258     100,693      70,527      47,004

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

(2) Certain information for the years ended December 31, 1996 and 1997 are included as "restated" in this Form 10-K/A to reflect the adjustment for stock compensation and related tax effects for those years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Restatement of Financial Statements

On January 28, 2002, the Company announced that it would restate its consolidated financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. This restatement relates to the Company's past method of setting the exercise price of certain employee stock options which results in stock compensation expenses and related payroll and income tax effects that had not been recorded in previously issued financial statements. It should be noted that Micrel sought outside professional advice prior to implementation of the option grant method that resulted in the unintentional consequence of stock compensation charges. Information regarding the effect of the restatement on the Company's financial position and results of operations is provided in Note 2 of Notes to Consolidated Financial Statements. The following discussion is based on the restated financial information.

Recent Developments

The Company completed the acquisition of Kendin Communications, Inc. ("Kendin") on May 30, 2001. The transaction has been accounted for as a pooling of interests and, accordingly, updated information is included throughout this Form 10-K/A in addition to the amendments related to the restatement described in the preceding paragraph. Additional information about the Kendin acquisition is provided in Note 3 of Notes to Consolidated Financial Statements.

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

   The Company derives a substantial portion of its net revenues from standard products. For 2000, 1999, and 1998 the Company's standard products sales accounted for 79%, 78%, and 72%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

   The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures, the successful development of new products, and the Company's ability to ramp up manufacturing capacity to meet demand. These and other factors are described in further detail later in this discussion. As a result of the foregoing or other factors, there can be no assurance that the Company

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.


Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.


                                                           Years Ended
                                                           December 31,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------
                                                      Restated(1)  Restated(1)
        Net revenues                                     100.0%       100.0%
        Cost of revenues                                  43.0         44.8
                                                        ------       ------
          Gross profit                                    57.0         55.2
                                                        ------       ------
        Operating expenses:
          Research and development                        12.2         14.8
          Selling, general and administrative             13.1         14.7
          Amortization of deferred stock compensation      1.8          1.5
          Purchased in-process technology                   -           0.3
                                                        ------       ------
            Total operating expenses                      27.1         30.8
                                                        ------       ------
        Income from operations                            29.9         24.4
        Other income, net                                  1.4          0.3
                                                        ------       ------
        Income before income taxes                        31.3         24.7
        Provision for income taxes                        10.1          8.0
                                                        ------       ------
        Net income                                        21.2%        16.7%
                                                        ======       ======

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

   Net Revenues. Net revenues increased 73% to $346.4 million for the year ended December 31, 2000 from $200.0 million in 1999 due primarily to higher standard product revenues and, to a lesser extent, higher custom and foundry revenues. Standard product revenues increased to $275.3 million, which represented 79% of net revenues for the year ended December 31, 2000, compared to $156.0 million and 78% of net revenues for 1999. Such increases resulted from increased unit shipments combined with an increase in average selling prices. Sales of standard products were led by the increased sales of low dropout regulators, high bandwidth communications products and computer peripheral products. Such products were sold to manufacturers in the high bandwidth communications, telecommunications, and industrial markets. Custom and foundry revenues increased to $71.0 million, which represented 21% of net revenues for the year ended December 31, 2000, compared to $44.0 million and 22% of net revenues for 1999. Such increases were due primarily to increased sales of custom high bandwidth communications products and to a lesser extent increased foundry sales.

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

   For the year ended December 31, 1999, net revenues increased 38% to $200.0 million from $144.9 million in 1998 due to higher standard product revenues and higher custom and foundry revenues. Standard product revenues increased to $156.0 million, which represented 78% of net revenues for the year ended December 31, 1999, compared to $104.3 million and 72% of net revenues for 1998. Sales of standard products were led by the increased sales of high bandwidth communication products, switching regulators, low dropout regulators and computer peripheral devices. Such products were sold to manufacturers of communications, portable computing, computing peripherals and industrial products. The rapid build out of the internet infrastructure was the primary driver for the increased revenue for standard high bandwidth products. Custom and foundry revenues increased to $44.0 million, which represented 22% of net revenues for the year ended December 31, 1999, compared to $40.6 million and 28% of net revenues for 1998. This decline as a percent of total revenues reflects a reduced emphasis on custom and foundry products as compared to the same periods in 1998, in which the Company increased its emphasis on custom and foundry products as an interim response to the Asian financial crisis.

   International sales represented 42%, 48%, and 47% of net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. On a dollar basis, international sales increased 52% to $145.9 million for the year ended December 31, 2000 from $95.9 million for the comparable period in 1999. The dollar increase in international sales resulted from increased unit shipments to manufacturers of personal computers and communications products primarily in Asia and Europe.

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

   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 57% for the year ended December 31, 2000 from 55% for the year ended December 31, 1999. The improvement in gross margin reflected higher average selling prices, an increased mix of higher gross margin products and increases in manufacturing efficiency due to greater capacity utilization.

   For the year ended December 31, 1999, the Company's gross margin increased to 55% from 50% for the year ended December 31, 1998. The gross margin improved from the prior year level, which was depressed by the write-off, in the fourth quarter of 1998 of approximately $7.0 million in excess inventory in response to a reduced sales forecast of Synergy products. Excluding the Synergy inventory write-off, gross margin for 1998 was 55%. In addition, the improvement in gross margin reflected an increase in manufacturing efficiency due to greater capacity utilization and reductions in contract assembly and test unit costs, which were partially offset by declining average selling prices.

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

   As a percentage of net revenues, research and development expenses represented 12% and 15% for the years ended December 31, 2000 and 1999. On a dollar basis, research and development expenses increased $12.6 million or 43% to $42.2 million for the year ended December 31, 2000 from $29.6 million in 1999. The dollar increases were primarily due to increased engineering staffing costs and increased prototype material costs. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   For each of the years ended December 31, 1999 and 1998, research and development expenses represented 15% of net revenues. On a dollar basis, research and development expenses increased $8.2 million or 38% to $29.6 million for the year ended December 31, 1999 from $21.4 million in 1998. The increase in research and development expenses for the year ended December 31, 1999 was primarily due to increased engineering staffing costs associated with the acquisition of Synergy and the development of new standard products.

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 13% and 15% for the years ended December 31, 2000 and 1999, respectively. On a dollar basis, selling, general and administrative expenses increased $15.9 million or 54% to $45.3 million for the year ended December 31, 2000 from $29.4 million for the comparable period in 1999. The dollar increases were principally attributable to increased commissions and staffing costs associated with the growth of the Company's revenues, increased legal costs, and increased profit sharing accruals to promote personnel retention.

   For each of the years ended December 31, 1999 and 1998, selling, general andadministrative expenses represented 15% and 16% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses increased $6.8 million or 30% to $29.4 million for the year ended December 31, 1999 from $22.6 million for the comparable period in 1998. The dollar increase was principally attributable to higher wages and salaries, commissions, advertising and other administrative expenses associated with the growth of the Company's revenues.

   Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". For the year ended December 31, 2000 total amortization of deferred stock compensation was $8.3 million of which $2.2 million was included in cost of revenues and $6.1 million was included in amortization of deferred stock compensation. For the year ended December 31, 1999 total amortization of deferred stock compensation was $3.0 million of which $926,000 was included in cost of revenues and $2.1 million was included in amortization of deferred stock compensation. For the year ended December 31, 1998 total amortization of deferred stock compensation was $1.0 million of which $275,000 was included in cost of revenues and $753,000 was included in amortization of deferred stock compensation.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on term notes. Other income, net increased by $4.0 million to $4.7 million in 2000 from $692,000 in 1999. This increase were primarily due to an increase in average cash and investment balances combined with increased rate of returns on such balances. The Company expects to continue to utilize term financing as appropriate to finance its capital equipment needs.

   For the year ended December 31, 1999, other income, net decreased by $446,000 to $692,000 from $1.1 million in 1998. Such decrease was due to an increase in average long-term debt associated with the Synergy acquisition.

   Provision for Income Taxes. For the year ended December 31, 2000 the provision for taxes on income was 32% of income before taxes. For the year ended December 31, 1999 the provision for taxes on income was 32% of income before taxes excluding the $603,000 charge for purchased in-process technology, which is a non-deductible charge for federal income tax purposes. The 2000 and 1999 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes and the non-deductible charges for purchased in-process technology offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.


Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2000 consisted of cash and short-term investments of $123 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5 million under a revolving line of credit, of which all was unused and available at December 31, 2000, and (ii) $40 million under a non-revolving line of credit, of which $38 million was unused and available at December 31, 2000. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on April 30, 2001 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expires on April 30, 2001. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (9.50% at December 31, 2000), or the bank's revolving offshore rate, which approximates LIBOR (6.40% at December 31, 2000) plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate (9.50% at December 31, 2000), the bank's non-revolving offshore rate, which approximates LIBOR (6.40% at December 31, 2000) plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (5.10% at December 31, 2000) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (5.37% at December 31, 2000) plus 2.75%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 2000.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   As of December 31, 2000, the Company had $10.8 million outstanding under term notes (see Note 6 of Notes to Consolidated Financial Statements contained in Item 8).

   The Company's working capital increased by $81.1 million to $172.8 million as of December 31, 2000 from $91.6 million as of December 31, 1999. The increase was primarily attributable to increases in cash, cash equivalents and short-term investments of $66.4 million, accounts receivable of $22.7 million and deferred income taxes of 9.4 million, which were partially offset by increases in deferred income of $7.7 million and accrued compensation of $5.5 million. The Company's short-term investments were principally invested in investment grade, interest-bearing securities.

   The Company's cash flows provided by operating activities increased to $115.4 million for the year ended December 31, 2000 from $50.0 million for the year ended December 31, 1999 primarily as a result of increased net income, income taxes payable and deferred income. For the year ended December 31, 2000 the Company's cash flows provided by operating activities were primarily attributable to net income of $100.0 million after adding back non-cash activities, an increase in income taxes payable of $19.9 million (excluding $20.4 million non-cash tax benefits from employee stock transactions), an increase in accounts payable of $8.6 million and an increase in deferred income of $7.7 million which were partially offset by increases in accounts receivable of $22.5 million which increased with higher revenues.

   The Company's investing activities during the year ended December 31, 2000 used cash of $67.8 million as compared to $53.1 million of cash used for investing activities during the year ended December 31, 1999. Cash used for investing activities during the year ended December 31, 2000 resulted primarily from net purchases of $67.5 million of equipment and leasehold improvements that were primarily for wafer fab and testing equipment to increase production capacity.

   The Company's financing activities during the year ended December 31, 2000 provided cash of $18.5 million as compared to cash provided of $7.7 million during the year ended December 31, 1999. Cash provided by financing activities during the year ended December 31, 2000 was the result of $22.0 million in proceeds from the issuance of common stock, and proceeds from long-term borrowings of $2.0 million, which was partially offset by $5.5 million in repayments of long-term debt.

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


Factors That May Affect Operating Results

   The statements contained in this Report on Form 10-K/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

   Any one of these risks could have a material adverse effect on the building, equipping and production start-up of a new facility or the expansion of our existing facilities. In addition, unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of the expansion of our facilities or a new facility and could reduce our anticipated revenues. Also, the timing of commencement of operation of our expanded facilities or a new facility will depend upon the availability, timely delivery, successful installation and testing of the necessary process equipment. As a result of the foregoing and other factors, our expanded or new facility may not be completed and in volume production within its current budget or within the period currently scheduled. Furthermore, we may be unable to achieve adequate manufacturing yields in our expanded facilities or a new

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 2000, the Company held $37.0 million in short-term investments consisting of corporate debt securities (commercial paper) with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At December 31, 2000, the Company had fixed rate long-term debt of approximately $5.9 million. A hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements are set forth on pages 43 through 68, which follow Item 14.


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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 2001 annual meeting of shareholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:

EXECUTIVE OFFICERS

   The executive officers of the Company, and their ages as of December 31, 2000, are as follows:

                Name            Age                 Position
     ------------------------  ----   ----------------------------------------
     Raymond D. Zinn            63     President, Chief Executive Officer and
                                       Chairman of the Board

     Robert Whelton             61     Executive Vice President of Operations

     George T. Anderl           61     Vice President, Sales and Marketing

     Robert J. Barker           54     Vice President, Corporate Business
                                       Development,  and Secretary

     Richard D. Crowley, Jr.    44     Vice President, Finance and Chief
                                       Financial Officer

     Carlos Laber               49     Vice President, Design Engineering

     Carlos Mejia               50     Vice President, Human Resources

     Barry Small                52     Vice President, Wafer Fabrication
                                       Division

     Scott Ward                 46     Vice President, Test Engineering

     Thomas Wong                45     Vice President, High Bandwidth Products

     J. Vincent Tortolano       51     Vice President, General Counsel

     Richard Zelenka            45     Vice President, Quality Assurance


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

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   (a)   The following documents are filed as part of this Report:
      1.   Financial Statements.    The following financial statements of
           the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:


                                                                         Page
                                                                         ----
           Independent Auditors' Report                                   43
           Consolidated Balance Sheets (Restated) as of
            December 31, 2000 and 1999                                    44
           Consolidated Statements of Income (Restated) for the Years
            ended December 31, 2000, 1999 and 1998                        45
           Consolidated Statements of Shareholders' Equity and
            Comprehensive Income (Restated) for the Years ended
            December 31, 2000, 1999 and 1998                              46
           Consolidated Statements of Cash Flows (Restated) for the
            Years ended December 31, 2000, 1999 and 1998                  47
           Notes to Consolidated Financial Statements                     48

      2.   Financial Statement Schedules.   The following financial
           statement schedule of the Company for the years ended December 31, 2000, 1999 and 1998 is filed as part of this report on Form 10-K/A and should be read in conjunction with the financial statements.

           Schedule                      Title                           Page
           --------                      -----                           ----

                        Independent Auditors' Report                      67
              II        Valuation and Qualifying Accounts                 68

            Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      3. Exhibits. See Exhibit Index on page 41 hereof for a list of exhibits filed or incorporated by reference as a part of this report.

   (b) Reports on Form 8-K. No report on Form 8-K was filed by the Company in the quarter ended December 31, 2000.

Exhibits Pursuant to Item 601 of Regulation S-K
-----------------------------------------------
Exhibit
Number                       Description
-------                      -----------
   2.1 Merger Agreement dated October 21, 1998, by and between Micrel, Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor Corporation. (1)
   2.2 Letter agreement dated November 9, 1998, between Micrel, Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor Corporation. (1)
   2.3 Escrow Agreement dated November 9, 1998, between Micrel, Incorporated, John F. Stockton, as representative of the former Synergy shareholders, and Bank of the West. (1)
   2.4 Agreement and Plan of Merger and Reorganization among Micrel, Incorporated, Electronic Technology Corporation and ETC Acquisition Sub, Inc., dated as of April 4, 2000 (10)
   3.1     Amended and Restated Articles of Incorporation of the Registrant.
           (2)
   3.2 Certificate of Amendment of Articles of Incorporation of the Registrant. (3)
   3.3     Amended and Restated Bylaws of the Registrant. (3)
   3.4 Certificate of Amendment of Articles of Incorporation of the Registrant. (9)
   4.1     Certificate for Shares of Registrant's Common Stock. (4)
  10.1 Indemnification Agreement between the Registrant and each of its officers and directors. (3)
  10.2     1989 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.3     1994 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.4     1994 Stock Purchase Plan. (4)
  10.6 Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (2)
  10.8     Form of Domestic Distribution Agreement. (3)
  10.9     Form of International Distributor Agreement. (3)
  10.10 Second Amendment dated February 20, 1995 between the Registrant and TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (4)
  10.11 Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (5)
  10.12 Commercial Lease between Harris Corporation and Synergy Semiconductor Corporation dated February 29, 1996. (6)
  10.13 Standard Industrial/Commercial Single-Tenant Lease Agreement Dated March 3, 2000 between the Registrant and Rose Ventures II (7)
  10.14 Loan and Security Agreement Dated March 8, 2000 between the Registrant and Bank of the West (8)
  23.1     Independent Auditors' Consent.
  24.1     Power of Attorney  (11)

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

   (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in which this exhibit bears the same number unless otherwise noted.

   (d)   Financial Statement Schedules.   The financial statement schedule
         required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the accompanying consolidated balance sheets of Micrel, Incorporated and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

The consolidated financial statements referred to above give retroactive effect to the merger of Micrel, Incorporated and Kendin Communications, Inc. which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP


San Jose, California
January 23, 2001
(July 27, 2001 as to the fifth paragraph of Note 12, September 27, 2001 as to the first three paragraphs of Note 3 and January 28, 2002 as to effects of the restatement discussed in Note 2)

                            MICREL, INCORPORATED

                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999
                     (In thousands, except share amounts)
_____________________________________________________________________________

                                                          2000         1999
                                                       ---------    ---------
                                                       Restated(1) Restated(1)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $  86,137    $  20,078
  Short-term investments                                  36,953       36,644
  Accounts receivable, less allowances: 2000, $4,517;
   1999, $2,747                                           62,843       40,113
  Inventories                                             28,983       24,278
  Prepaid expenses and other                               1,565        1,173
  Deferred income taxes                                   24,989       15,608
                                                       ---------    ---------
    Total current assets                                 241,470      137,894

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                112,125       67,784
INTANGIBLE ASSETS, NET                                     5,775        7,933
OTHER ASSETS                                                 378          560
                                                       ---------    ---------
TOTAL                                                  $ 359,748    $ 214,171
                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                     $  21,342    $  12,624
  Accrued compensation                                    11,496        5,958
  Accrued commissions                                      2,277        1,952
  Income taxes payable                                    11,805       12,317
  Other accrued liabilities                                2,129        1,742
  Deferred income on shipments to distributors            14,224        6,541
  Current portion of long-term debt                        5,429        5,131
                                                       ---------    ---------
    Total current liabilities                             68,702       46,265
                                                       ---------    ---------

LONG-TERM DEBT                                             5,327        8,854
DEFERRED RENT                                                943          624
DEFERRED INCOME TAXES                                      2,941        1,170

COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none             -            -
  Common stock, no par value - authorized:
   250,000,000 shares; issued and outstanding:
   2000 - 90,641,922 shares; 1999 - 87,414,733 shares    164,713       86,051
  Deferred stock compensation                            (46,020)     (18,043)
  Accumulated other comprehensive income (loss)              (32)          15
  Retained earnings                                      163,174       89,235
                                                       ---------    ---------
    Total shareholders' equity                           281,835      157,258
                                                       ---------    ---------
TOTAL                                                  $ 359,748    $ 214,171
                                                       =========    =========

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

See Notes to Consolidated Financial Statements.

                            MICREL, INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (In thousands, except per share amounts)
_____________________________________________________________________________

                                             2000         1999         1998
                                          ---------    ---------    ---------
                                         Restated(1)  Restated(1)  Restated(1)

NET REVENUES                              $ 346,335    $ 200,016    $ 144,935

COST OF REVENUES*                           149,083       89,572       72,953
                                          ---------    ---------    ---------

GROSS PROFIT                                197,252      110,444       71,982
                                          ---------    ---------    ---------

OPERATING EXPENSES:
  Research and development                   42,201       29,563       21,373
  Selling, general and administrative        45,319       29,399       22,562
  Amortization of deferred stock
   compensation*                              6,060        2,109          753
  Purchased in-process technology                -           603        3,737
                                          ---------    ---------    ---------
      Total operating expenses               93,580       61,674       48,425
                                          ---------    ---------    ---------

INCOME FROM OPERATIONS                      103,672       48,770       23,557
                                          ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Interest income                             5,849        2,138        1,563
  Interest expense                             (976)      (1,468)        (419)
  Other income(loss), net                      (134)          22           (6)
                                          ---------    ---------    ---------
    Total other income, net                   4,739          692        1,138
                                          ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                  108,411       49,462       24,695

PROVISION FOR INCOME TAXES                   35,104       16,019        9,304
                                          ---------    ---------    ---------

NET INCOME                                $  73,307    $  33,443    $  15,391
                                          =========    =========    =========

NET INCOME PER SHARE:
  Basic                                   $    0.82    $    0.39    $    0.19
                                          =========    =========    =========
  Diluted                                 $    0.75    $    0.36    $    0.18
                                          =========    =========    =========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
  Basic                                      89,242       85,762       82,258
                                          =========    =========    =========
  Diluted                                    98,186       92,906       85,878
                                          =========    =========    =========

* Amortization of deferred stock
   compensation related to:
    Cost of revenues                      $   2,202    $     926    $     275
                                          =========    =========    =========

    Research and development              $   3,347    $   1,444    $     467
    Selling, general and administrative       2,713          665          286
                                          ---------    ---------    ---------
      Total                               $   6,060    $   2,109    $     753
                                          =========    =========    =========

(1) See Note 2 of Notes to Consolidated Financial Statements the regarding restatement of financial statements.

See Notes to Consolidated Financial Statements.

                                                           MICREL, INCORPORATED
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              AND COMPREHENSIVE INCOME (RESTATED, SEE NOTE 2)
                                               YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                   (In thousands, except share amounts)
_________________________________________________________________________________________________________________________________

                                                                  Accumulated
                                                 Common Stock         Other       Deferred                  Total         Compre-
                                          ---------------------  Comprehensive      Stock     Retained   Shareholders'    hensive
                                             Shares     Amount    Income(Loss)  Compensation  Earnings     Equity         Income
                                          -----------  --------  -------------  ------------  ---------  -------------  ---------

Balances, December 31, 1997, as
 previously reported                       77,933,276  $ 27,703     $     -       $     -      $ 42,865    $ 70,568
Restatement (Note 2)                               -      2,395           -         (2,216)        (205)        (26)
Pooling adjustment (Note 3)                 1,857,336     2,244           -             -        (2,259)        (15)
                                           ----------  --------     --------      --------     --------    --------
Balances, December 31, 1997, restated(1)   79,760,612    32,342           -         (2,216)      40,401      70,527

Net income                                         -         -            -             -        15,391      15,391      $ 15,391
Other comprehensive income,
 net of tax - Change in net
 unrealized gains from
 short-term investments                            -         -            10            -            -            10           10
                                                                                                                         --------
Comprehensive income                                                                                                     $ 15,401
                                                                                                                         ========
Deferred stock compensation, net                   -      9,351           -         (8,323)          -         1,028
Issuance of common stock                    2,224,702     6,191           -             -            -         6,191
Employee stock transactions                 2,431,508     4,088           -             -            -         4,088
Tax benefit of employee stock
 transactions                                      -      3,458           -             -            -         3,458
                                           ----------  --------     --------      --------     --------     --------
Balances, December 31, 1998, restated(1)   84,416,822  $ 55,430     $     10      $(10,539)    $ 55,792     $100,693

Net income                                         -         -            -             -        33,443       33,443     $ 33,443
Other comprehensive income, net of tax -
 Change in net unrealized gains from
 short-term investments                            -         -             5            -            -             5            5
                                                                                                                         --------
Comprehensive income                                                                                                     $ 33,448
                                                                                                                         ========
Deferred stock compensation, net                   -     10,538           -         (7,504)          -         3,034
Issuance of common stock                      524,346     4,974           -             -            -         4,974
Employee stock transactions                 2,473,565     8,303           -             -            -         8,303
Tax benefit of employee stock
 transactions                                      -      6,806           -             -            -         6,806
                                           ----------  --------     --------      --------     --------     --------
Balances, December 31, 1999, restated(1)   87,414,733    86,051           15       (18,043)      89,235      157,258


Net income                                         -         -            -             -        73,307       73,307     $ 73,307
Other comprehensive income, net of tax -
 Change in net unrealized gains
 from short-term investments                       -         -           (47)           -            -           (47)         (47)
                                                                                                                         --------
Comprehensive income                                                                                                     $ 73,260
                                                                                                                         ========
Acquisition of ETC                            152,234        32            -            -           632          664
Deferred stock compensation, net                   -     36,035            -       (27,977)          -         8,058
Issuance of common stock                      655,284     6,629            -            -            -         6,629
Employee stock transactions                 2,419,671    15,556            -            -            -        15,556
Tax benefit of employee stock
 transactions                                      -     20,410            -            -            -        20,410
                                           ----------  --------     --------      --------     --------     --------
Balances, December 31, 2000, restated(1)   90,641,922  $164,713     $    (32)     $(46,020)    $163,174     $281,835
                                           ==========  ========     ========      ========     ========     ========

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

See Notes to Consolidated Financial Statements.

                             MICREL, INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                (In thousands)
_____________________________________________________________________________

                                              2000        1999        1998
                                            ---------   ---------   ---------
                                            Restated(1) Restated(1) Restated(1)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $  73,307   $  33,443   $  15,391
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization              25,785      19,587      12,672
    Stock based compensation                    8,262       3,035       1,028
    Purchased in-process technology                -          603       3,737
    Gain or loss on disposal of assets            (40)        (24)          4
    Deferred rent                                 319        (166)       (126)
    Deferred income taxes                      (7,610)     (4,091)     (4,701)
    Changes in operating assets and
    liabilities, net of effects of
    acquisitions:
     Accounts receivable                      (22,453)    (15,476)     (5,306)
     Inventories                               (4,390)     (7,841)      4,600
     Prepaid expenses and other assets           (198)       (365)       (259)
     Accounts payable                           8,607       3,442       2,424
     Accrued compensation                       5,264       1,772         447
     Accrued commissions                          245         442         299
     Income taxes payable                      19,898      14,810       6,618
     Other accrued liabilities                    693      (1,341)        374
     Deferred income on shipments to
      distributors                              7,663       2,127         997
                                            ---------   ---------   ---------
       Net cash provided by operating
        activities                            115,352      49,957      38,199
                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold
   improvements                               (67,483)    (29,726)    (31,106)
  Purchases of short-term investments        (158,010)    (65,629)    (38,754)
  Proceeds from sales and maturities of
   short-term investments                     157,681      44,018      41,300
  Purchase of company, net of cash acquired        -       (1,800)    (10,271)
                                            ---------   ---------   ---------
       Net cash used in investing activities  (67,812)    (53,137)    (38,831)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term borrowings               -           -       (3,132)
  Proceeds from long-term borrowings            2,000       2,100      12,000
  Repayments of long-term debt                 (5,463)     (7,701)     (4,146)
  Proceeds from the issuance of common stock   21,982      13,277       8,279
                                            ---------   ---------   ---------
       Net cash provided by financing
        activities                             18,519       7,676      13,001
                                            ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS      66,059       4,496      12,369
CASH AND CASH EQUIVALENTS -
 Beginning of year                             20,078      15,582       3,213
                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS - End of year     $  86,137   $  20,078   $  15,582
                                            =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
    Interest                                $     976   $   1,468   $     420
                                            =========   =========   =========
    Income taxes                            $  22,709   $   5,295   $   7,384

                                            =========   =========   =========
  Non-cash transactions:
    Deferred stock compensation             $  36,035   $  10,538   $   9,351
                                            =========   =========   =========
    Conversion of notes payable into
     common stock                           $      -    $      -    $   2,000
                                            =========   =========   =========
    Issuance of stock for service           $     203   $      -    $      -
                                            =========   =========   =========

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

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

Short-term investments include the following available-for-sale securities at December 31, 2000 and 1999 (in thousands):

                                                       Unrealized   Unrealized
                                Amortized    Market      Holding      Holding
                                   Cost       Value       Gains       Losses
                                 ---------   ---------   ---------   ---------

December 31, 2000                $  36,985   $  36,953   $      -    $      32

December 31, 1999                $  36,629   $  36,644   $      15   $      -

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

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations, or cash flows: changes in the overall demand for products offered by the Company; competitive pressures in the form of new products or price reductions on current products; advances and trends in new technologies and industry standards; changes in product mix; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patents (Note 12), product, regulatory or other factors; risk associated with the ability to obtain necessary components; risks associated with the Company's ability to attract and retain employees necessary to support its growth.

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

Reconciliation of weighted average shares used in computing earnings per share is as follows (in thousands):

                                                Years Ended December 31,
                                            -------------------------------
                                              2000        1999        1998
                                            -------     -------     -------
                                           Restated(1) Restated(1) Restated(1)
Weighted average common shares outstanding   89,242      85,762      82,258
Dilutive effect of stock options
 outstanding, using the treasury
 stock method                                 8,944       7,144       3,620
                                            -------     -------     -------
Shares used in computing diluted
 earnings per share                          98,186      92,906      85,878
                                            =======     =======     =======

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

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

Segment Information - The Company reports segment data pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in two reportable segments, standard products and custom and foundry products (Note 13).

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


2.   RESTATEMENT OF FINANCIAL STATEMENTS

On January 28, 2002, the Company announced that it would restate its consolidated financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. This restatement relates to the Company's past method of setting the exercise price of certain employee stock options which results in stock compensation expenses and related payroll and income tax effects that had not been recorded in previously issued financial statements. The effect of the restatement for the years prior to 1998 are reported in the accompanying Consolidated Financial Statements as a restatement adjustment of shareholders' equity as of December 31, 1997.

                             MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 2000, 1999 and 1998


The following table sets forth the adjustments to the statements of income data as well as the balance sheet data resulting from the restatement for the years ended December 31, 1998, 1999 and 2000. For each year, the table begins with the data under the "As Previously Reported" column which sets forth the originally reported data on Form 10-K for the applicable year. The second column of each year sets forth the data "As Restated" which accounts for the adjustments in compensation expenses and related tax effects referred to in the preceding paragraph. The restatement in the second column has been reported here on a pre-pooled basis to indicate the adjustments to the financial statements of Micrel only, prior to its acquisition of Kendin Communications, Inc. ("Kendin"). The third column of each year, labeled "As Restated After Pooling" updates the restated data for the effect of the acquisition of Kendin which was accounted for as a pooling of interests. Additional information about the Kendin acquisition can be found in Note 3 to Notes to Consolidated Financial Statements.

                                                               (in thousands, except per share amounts)

                                                                      Years ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                                 2000                            1999                            1998
                                   ------------------------------  ------------------------------  ------------------------------
                                                            As                              As                              As
                                        As               Restated      As                Restated      As                Restated
                                   Previously     As       after   Previously     As       after   Previously     As       after
Statements of Income Data:          Reported   Restated   Pooling   Reported   Restated   Pooling   Reported   Restated   Pooling
                                   ----------  --------  --------  ----------  --------  --------  ----------  --------  --------
Net revenues                        $322,475   $322,475  $346,335   $195,122   $195,122  $200,016   $140,508   $140,508  $144,935
Cost of revenues                     133,129    135,891   149,083     85,629     86,778    89,572     69,324     69,629    72,953
                                    --------   --------  --------   --------   --------  --------   --------   --------  --------
  Gross profit                       189,346    186,584   197,252    109,493    108,344   110,444     71,184     70,880    71,982
                                    --------   --------  --------   --------   --------  --------   --------   --------  --------
Operating Expenses:
  Research and development           35,789      36,852    42,201     26,328     26,431    29,563     18,931     18,962    21,373
  Selling, general and
   administrative                    41,943      42,694    45,319     28,157     28,225    29,399     21,658     21,681    22,562
  Amortization of deferred
   stock compensation                    -        5,336     6,060         -       2,047     2,109         -         753       753
  Purchased in-process technology        -           -         -         603        603       603      3,737      3,737     3,737
                                    --------   --------  --------   --------   --------  --------   --------   --------  --------
    Total operating expenses          77,732     84,882    93,580     55,088     57,306    61,674     44,326     45,133    48,425
                                    --------   --------  --------   --------   --------  --------   --------   --------  --------
Income from operations               111,614    101,702   103,672     54,405     51,038    48,770     26,858     25,747    23,557
Other income, net                      4,318      4,318     4,739        610        610       692      1,092      1,092     1,138
                                    --------   --------  --------   --------   --------  --------   --------   --------  --------
Income before income taxes           115,932    106,020   108,411     55,015     51,648    49,462     27,950     26,839    24,695
Provision for income taxes            38,261     34,316    35,104     18,356     17,012    16,019     10,774     10,330     9,304
                                    --------   --------  --------   --------   --------  --------   --------   --------  --------
Net income                          $ 77,671   $ 71,704  $ 73,307   $ 36,659   $ 34,636  $ 33,443   $ 17,176   $ 16,509  $ 15,391
                                    ========   ========  ========   ========   ========  ========   ========   ========  ========
Net income per share:
  Basic                             $   0.92   $   0.85  $   0.82   $   0.45   $   0.42  $   0.39   $   0.22   $   0.21  $   0.19
                                    ========   ========  ========   ========   ========  ========   ========   ========  ========
  Diluted                           $   0.82   $   0.77  $   0.75   $    0.41  $   0.39  $   0.36   $   0.20   $   0.20  $   0.18
                                    ========   ========  ========   ========   ========  ========   ========   ========  ========
Shares used in computing
 per share amounts:
  Basic                               84,234     84,234    89,242     81,660     81,660    85,762     79,220     79,220    82,258
                                    ========   ========  ========   ========   ========  ========   ========   ========  ========
 Diluted                              94,687     92,946    98,186     89,792     88,803    92,906     84,812     84,211    85,878
                                    ========   ========  ========   ========   ========  ========   ========   ========  ========

                             MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 2000, 1999 and 1998

                                                                             (in thousands)

                                                                            As of December 31,
                                                       --------------------------------------------------------------
                                                                     2000                            1999
                                                       ------------------------------  ------------------------------
                                                                                As                              As
                                                            As               Restated      As                Restated
                                                       Previously     As       after   Previously     As       after
Balance Sheet Data:                                     Reported   Restated   Pooling   Reported   Restated   Pooling
                                                       ----------  --------  --------  ----------  --------  --------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                             $ 81,902   $ 81,902  $ 86,137   $ 15,360   $ 15,360  $ 20,078
  Short-term investments                                  32,858     32,858    36,953     36,337     36,337    36,644
  Accounts receivable                                     58,751     58,751    62,843     39,472     39,472    40,113
  Inventories                                             20,703     20,703    28,983     23,851     23,851    24,278
  Prepaid expenses and other                               1,494      1,494     1,565      1,108      1,108     1,173
  Deferred income taxes                                   20,485     21,636    24,989     11,388     11,595    15,608
                                                        --------   --------  --------   --------   --------  --------
    Total current assets                                 216,193    217,344   241,470    127,516    127,723   137,894

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                110,576    110,576   112,125     67,162     67,162    67,784
INTANGIBLE ASSETS, NET                                     5,775      5,775     5,775      7,933      7,933     7,933
OTHER ASSETS                                                 350        350       378        483        483       560
                                                        --------   --------  --------   --------   --------  --------
TOTAL                                                   $332,894   $334,045  $359,748   $203,094   $203,301  $214,171
                                                        ========   ========  ========   ========   ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABLITIES:
  Accounts payable                                      $ 14,515   $ 14,515  $ 21,342   $ 11,241   $ 11,241  $ 12,624
  Accrued compensation                                     8,171     11,106    11,496      5,272      5,796     5,958
  Accrued commissions                                      2,219      2,219     2,277      1,952      1,952     1,952
  Income taxes payable                                    11,720     11,720    11,805     12,230     12,230    12,317
  Other accrued liabilities                                1,623      1,623     2,129      1,442      1,442     1,742
  Deferred income on shipments to distributors            14,224     14,224    14,224      6,541      6,541     6,541
  Current portion of long-term debt                        5,429      5,429     5,429      5,132      5,132     5,131
                                                        --------   --------  --------   --------   --------  --------
    Total current liabilities                             57,901     60,836    68,702     43,810     44,334    46,265

LONG-TERM DEBT                                             5,327      5,327     5,327      8,854      8,854     8,854
DEFERRED RENT                                                943        943       943        624        624       624
DEFERRED INCOME TAXES                                      2,898      2,898     2,941      1,137      1,137     1,170

SHAREHOLDERS' EQUITY:
  Preferred stock                                             -          -         -          -          -         -
  Common stock                                            90,854    139,428   164,713     51,954     72,342    86,051
  Deferred stock compensation                                 -     (41,496)  (46,020)        -     (17,810)  (18,043)
  Accumulated other comprehensive income (loss)              (32)       (32)      (32)        15         15        15
  Retained earnings                                      175,003    166,141   163,174     96,700     93,805    89,235
                                                        --------   --------  --------   --------   --------  --------
    Total shareholders' equity                           265,825    264,041   281,835    148,669    148,352   157,258
                                                        --------   --------  --------   --------   --------  --------
TOTAL                                                   $322,894   $334,045  $359,748   $203,094   $203,301  $214,171
                                                        ========   ========  ========   ========   ========  ========

3.   ACQUISITIONS

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

The table below sets forth combined revenues and net income of Micrel and Kendin for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                               Years Ended December 31,
                                       -------------------------------------
                                         2000          1999          1998
                                       ---------     ---------     ---------

      Net revenues:
        Micrel                         $ 322,475     $ 195,122     $ 140,508
        Kendin                            23,860         4,894         4,427
                                       ---------     ---------     ---------
          Total                        $ 346,335     $ 200,016     $ 144,935
                                       =========     =========     =========

      Net income (loss):
        Micrel (Restated, see Note 2)  $  71,704     $  34,636     $  16,509
        Kendin                             1,603        (1,193)       (1,118)
                                       ---------     ---------     ---------
         Total                         $  73,307     $  33,443     $  15,391
                                       =========     =========     =========

No Micrel or Kendin accounting policies were required to be conformed as a result of the merger. Both Micrel and Kendin have the same fiscal years. There were no intercompany transactions between the two companies.

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
                                                              =========

The following unaudited pro forma information shows the results of operations for the year ended December 31, 1998, as if the Synergy acquisition had occurred at the beginning of 1998 (in thousands, except per share amounts):

Net revenues                                                  $ 168,246
Net income (Restated, see Note 2)                             $   9,510
Net income per share, basic (Restated, see Note 2)            $    0.12
Net income per share, diluted (Restated, see Note 2)          $    0.12

The pro forma results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of 1998 or of future operations of the combined companies


4.   INVENTORIES

Inventories at December 31 consist of the following (in thousands):

                                                          2000         1999
                                                       ---------    ---------
Finished goods                                         $   9,929    $   6,023
Work in process                                           17,040       16,487
Raw materials                                              2,014        1,768
                                                       ---------    ---------
                                                       $  28,983    $  24,278
                                                       =========    =========

                             MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 2000, 1999 and 1998


5.   EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

Equipment and leasehold improvements at December 31 consist of the following (in thousands):

                                                          2000         1999
                                                       ---------    ---------
Manufacturing equipment                                $ 153,164    $ 105,370
Leasehold improvements                                    12,595        2,909
Office furniture and equipment                            13,221        4,642
                                                       ---------    ---------
                                                         178,980      112,921
Accumulated depreciation and amortization                (66,855)     (45,137)
                                                       ---------    ---------
                                                       $ 112,125    $  67,784
                                                       =========    =========

6.   BORROWING  ARRANGEMENTS

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


7.   SHAREHOLDERS' EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2000. The preferred stock may be issued from time to time in one or more series.
The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Stock Option Plans

Under the Company's 2000 Non-Exempt Option Plan and 1994 and 1989 Stock Option Plans (the "Option Plans"), 35,958,672 shares of common stock are authorized for issuance to key employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair value at the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Exempt Option Plan are exercisable in 20% increments with the initial 20% vesting occurring on the date of grant and then in annual increments of 20% per year from the date of grant. Under the 1994 and 1989 Stock Option Plans options granted become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. At December 31, 2000, 19,594,523 total shares were reserved for future issuance, of which 4,535,643 shares were available for future grants under the Option Plans. Option activity under the Option Plans is as follows:

                             MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 2000, 1999 and 1998

                                                                     Weighted
                                                                      Average
                                                         Number      Exercise
                                                       of Shares      Price
                                                       ----------    --------

Outstanding, December 31, 1997 (1,810,632 exercisable
 at a weighted average price of $0.92 per share)       10,223,232     $  3.11
  Granted                                               5,774,348        8.20
  Exercised                                            (2,285,400)       1.37
  Canceled                                               (398,400)       3.33
                                                       ----------     -------
Outstanding, December 31, 1998 (1,909,632 exercisable
 at a weighted average price of $2.81 per share)       13,313,780        5.61
  Granted                                               4,323,044       14.89
  Exercised                                            (2,372,065)       2.88
  Canceled                                               (847,231)       7.67
                                                       ----------     -------
Outstanding, December 31, 1999 (2,750,457 exercisable
 at a weighted average price of $5.00 per share)       14,417,528        8.77
  Granted                                               3,607,160       33.99
  Exercised                                            (2,319,283)       5.54
  Canceled                                               (646,525)      12.34
                                                       ----------     -------
Outstanding, December 31, 2000                         15,058,880     $ 15.15
                                                       ==========     =======

Additional information regarding options outstanding as of December 31, 2000 is as follows:

                        Stock Options Outstanding       Options Exercisable
                    -------------------------------  -------------------------
                                 Weighted
                                 Average     Weighted                 Weighted
                                Remaining    Average                  Average
     Range of          Number   Contractual  Exercise      Number     Exercise
   Exercise Prices  Outstanding  Life (yrs)   Price     Exercisable    Price
  ----------------  -----------  ---------   --------   -----------   --------
$  0.16 to $  6.38    3,611,401     5.8      $   3.58     1,654,225   $   3.18
$  6.39 to $ 12.76    5,451,918     7.4      $   8.71     1,557,400   $   8.49
$ 12.77 to $ 19.14    2,096,586     8.3      $  15.58       365,986   $  15.56
$ 19.15 to $ 25.53    1,058,600     8.8      $  20.85       208,200   $  20.86
$ 25.54 to $ 31.91      609,350     9.4      $  29.93        12,920   $  31.81
$ 31.92 to $ 38.29      684,400     9.2      $  34.80            40   $  33.44
$ 38.30 to $ 44.67      737,500     9.4      $  42.53            -          -
$ 44.68 to $ 51.05      780,625     9.6      $  48.44            -          -
$ 51.06 to $ 57.43        4,500     9.6      $  56.18            -          -
$ 57.44 to $ 63.81       24,000     9.7      $  61.56            -          -
                     ----------                           ---------
$  0.16 to $ 63.81   15,058,880     7.6      $  15.15     3,798,771   $   7.62
                     ==========                           =========

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

                                             Years Ended December 31,
                                         ----------------------------------
                                           2000         1999         1998
                                         --------     --------     --------
                                        Restated(1)  Restated(1)  Restated(1)
Pro forma net income                     $ 49,106     $ 20,452     $  8,026

Pro forma net income per share:
  Basic                                  $   0.55     $   0.24     $   0.10
   Diluted                               $   0.52     $   0.22     $   0.09

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

                             MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 2000, 1999 and 1998


The amounts used above are based on calculated tax effected values for option awards in 2000, 1999 and 1998 aggregating $44.6 million. The impact of outstanding stock options granted prior to 1995 has been excluded from the pro forma calculation; accordingly, the pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

8.   INCOME  TAXES

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                           2000         1999         1998
                                         --------     --------     --------
                                        Restated(1)  Restated(1)  Restated(1)
Currently payable:
  Federal                                $ 38,205      $ 19,017    $ 12,818
  State                                     4,509         1,093       1,187
                                         --------     --------     --------
Total currently payable                    42,714       20,110       14,005

Deferred income taxes:
  Federal                                  (3,209)        (453)      (3,862)
  State                                    (4,401)      (3,638)        (839)
                                         --------     --------     --------
Total deferred                             (7,610)      (4,091)      (4,701)
                                         --------     --------     --------
Total provision                          $ 35,104     $ 16,019     $  9,304
                                         ========     ========     ========

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:


                                           2000         1999         1998
                                         --------     --------     --------
                                        Restated(1)  Restated(1)  Restated(1)

Statutory federal income tax rate            35%         35%          35%
State income taxes (net of federal
 income tax benefit)                          1           2            1
Federal research and experimentation
 tax credits                                 (2)         (2)          (5)
Export sales tax credit                      (1)         (1)          (2)
Non-deductible purchased in-process
 technology                                   -           -            5
Other                                        (1)         (2)           4
                                           ----        ----         ----
Effective tax rate                           32%         32%          38%

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

                             MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 2000, 1999 and 1998


Temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                        2000         1999
                                                       --------     --------
                                                      Restated(1)  Restated(1)
Deferred tax assets:
  Accruals and reserves not currently deductible       $ 12,650     $  6,653
  Deferred income                                         5,901        2,747
  Tax net operating loss and credit carryforwards        11,685       10,425
  Capitalized research and development                    2,296        2,642
                                                       --------     --------
Total deferred tax asset                                 32,532       22,467
                                                       --------     --------

Deferred tax liabilities:
  Depreciation                                           (5,463)      (3,279)
  State income taxes                                     (3,082)      (1,459)
  Intangible assets                                      (1,939)      (3,291)
                                                       --------     --------
Total deferred tax liability                            (10,484)      (8,029)
                                                       --------     --------
Net deferred tax asset                                 $ 22,048     $ 14,438
                                                       ========     ========

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.


Due to the Company's acquisition of Synergy, the Company has available pre-ownership change federal and state net operating loss carryforwards of approximately $6.0 million and $400,000, respectively, which expire beginning in 2006 and 2000. These pre-ownership change net operating loss carryforwards are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $500,000. Due to the Company's acquisition of Kendin Communications, the Company has available pre-ownership change federal and state net operating loss carryforwards of approximately $2.6 million and $2.6 million, respectively, which expire beginning in 2012 and 2005. These pre-ownership change net operating loss carryforwards may be subject under Section 382 of the Internal Revenue Code to an annual limitation. In addition, the Company has available federal research and state credit carryforwards of approximately $1.5 million and $7.0 million, respectively. Regarding the state credit carryforwards, approximately $2.7 million represents pre-ownership change carryforwards subject to the Section 382 annual limitation.

9.   OPERATING  LEASES

The Company leases its facilities under operating lease agreements that expire in 2003, 2005, 2006, and 2011. The lease agreements provide for escalating rental payments over the lease periods. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized on a straight-line basis. Future minimum payments under these agreements are as follows (in thousands):

                             MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 2000, 1999 and 1998


Year Ending December 31,
------------------------
   2001                                                 $  4,474
   2002                                                    4,565
   2003                                                    4,521
   2004                                                    4,551
   2005                                                    3,483
Thereafter                                                 7,021
                                                        --------
                                                        $ 28,615
                                                        ========

Rent expense under operating leases was (in thousands): $3,745, $2,855, and $1,520 for the years ended December 31, 2000, 1999, and 1998, respectively.

10.   PROFIT-SHARING 401(k) PLAN

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

11.   SIGNIFICANT CUSTOMERS
In 2000 one customer, a distributor, accounted for $32.2 million (9.3%) of net revenues. In 1999 and 1998, no single customer accounted for ten percent or more of net revenues

12.   LITIGATION

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


13.   SEGMENT REPORTING

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

                            Net Revenues by Segment
                             (Dollars in thousands)

                                                 Years Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Standard Products                           $  275,306  $  155,979  $  104,329
Custom and Foundry Products                     71,029      44,037      40,606
                                            ----------  ----------  ----------
      Total net revenues                    $  346,335  $  200,016  $  144,935
                                            ==========  ==========  ==========

Geographic Information  (in thousands):

                                 2000                 1999            1998
                          ------------------   ------------------   --------
                                       Long-                Long-
                             Total     Lived      Total     Lived      Total
                           Revenues   Assets    Revenues   Assets    Revenues*
                           --------  --------   --------  --------   --------
United States of America   $155,542  $110,789   $ 81,948  $ 70,904   $ 76,777
Korea                        30,305        34     30,037        13     15,441
Japan                        20,659        83     15,557        -      15,127
Taiwan                       45,109        30     20,640        19     14,407
Other Asian Countries        15,551     6,100      8,296     5,295      7,286
Europe                       34,263     1,242     21,364        46     15,550
Canada                       44,906        -      22,174        -         347
                           --------  --------   --------  --------   --------
Total                      $346,335  $118,278   $200,016  $ 76,277   $144,935
                           ========  ========   ========  ========   ========

* Total revenues are attributed to countries based on "ship to" location of customer.

                             MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 2000, 1999 and 1998


14.   QUARTERLY RESULTS - UNAUDITED



(in thousands, except per share amounts)
                                          As Previously Reported
                                            Three Months Ended
                                 -----------------------------------------
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   2000       2000       2000       2000
                                 --------   --------   --------   --------
    Net revenues                 $ 67,313   $ 75,845   $ 86,549   $ 92,768
    Gross profit                 $ 38,168   $ 43,857   $ 51,676   $ 55,645
    Net income                   $ 14,234   $ 17,649   $ 21,959   $ 23,829
    Net income per share:
      Basic                      $   0.17   $   0.21   $   0.26   $   0.28
      Diluted                    $   0.15   $   0.19   $   0.23   $   0.25

    Shares used in computing
     per share amounts:
      Basic                        83,206     83,953     84,564     85,211
      Diluted                      94,264     94,281     95,779     94,422

(in thousands, except per share amounts)
                                          As Restated, See Note 2
                                            Three Months Ended
                                 -----------------------------------------
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   2000       2000       2000       2000
                                 --------   --------   --------   --------
Net revenues                     $ 67,313   $ 75,845   $ 86,549   $ 92,768
Gross profit                     $ 37,648   $ 43,297   $ 50,811   $ 54,828
Net income                       $ 13,071   $ 16,442   $ 20,038   $ 22,152
Net income per share:
  Basic                          $   0.16   $   0.20   $   0.24   $   0.26
  Diluted                        $   0.14   $   0.18   $   0.21   $   0.24

Shares used in computing per
 share amounts:
  Basic                            83,206     83,953     84,564     85,211
  Diluted                          92,710     92,389     93,890     93,073

(in thousands, except per share amounts)
                                   As Restated After Pooling, See Note 2
                                            Three Months Ended
                                 -----------------------------------------
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   2000       2000       2000       2000
                                 --------   --------   --------   --------
Net revenues                     $ 69,018   $ 80,239   $ 94,682   $102,396
Gross profit                     $ 38,300   $ 45,240   $ 54,696   $ 59,016
Net income                       $ 12,310   $ 16,664   $ 21,251   $ 23,082
Net income per share:
  Basic                          $   0.14   $   0.19   $   0.24   $   0.26
  Diluted                        $   0.13   $   0.17   $   0.21   $   0.23

Shares used in computing per
 share amounts:
  Basic                            87,788     88,888     89,811     90,479
  Diluted                          97,292     97,501     99,394     98,690

                             MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 2000, 1999 and 1998

                                          As Previously Reported
                                            Three Months Ended
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   1999       1999       1999       1999

                                 --------   --------   --------   --------
    Net revenues                 $ 40,571   $ 44,178   $ 50,091   $ 60,282
    Gross profit                 $ 22,626   $ 24,739   $ 28,128   $ 34,000
    Net income                   $  7,359   $  8,139   $  9,368   $ 11,793 (1)
    Net income per share:
      Basic                      $   0.09   $   0.10   $   0.11   $   0.14 (1)
      Diluted                    $   0.08   $   0.09   $   0.10   $   0.13 (1)

    Shares used in computing
     per share amounts:
      Basic                        80,580     81,352     82,128     82,576
      Diluted                      87,660     88,904     90,704     91,898As

Note (1): Consolidated financial results for the fourth quarter ended
December 31, 1999 reflect a charge of $603,000 related to purchased in-process technology associated with the acquisition of Altos Semiconductor.

                                          As Restated, See Note 2
                                            Three Months Ended
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   1999       1999       1999       1999
                                 --------   --------   --------   --------
Net revenues                     $ 40,571   $ 44,178   $ 50,091   $ 60,282
Gross profit                     $ 22,442   $ 24,528   $ 27,843   $ 33,531
Net income                       $  7,021   $  7,735   $  8,827   $ 11,053 (1)
Net income per share:
  Basic                          $   0.09   $   0.10   $   0.11   $   0.13 (1)
  Diluted                        $   0.08   $   0.09   $   0.10   $   0.12 (1)

Shares used in computing per
 share amounts:
  Basic                            80,580     81,352     82,128     82,576
  Diluted                          86,630     87,802     89,591     90,649

Note (1): Consolidated financial results for the fourth quarter ended
December 31, 1999 reflect a charge of $603,000 related to purchased in-process technology associated with the acquisition of Altos Semiconductor.

                                  As Restated After Pooling, See Note 2
                                            Three Months Ended
                                 Mar. 31,   June 30,   Sep. 30,   Dec. 31,
                                   1999       1999       1999       1999
                                 --------   --------   --------   --------
Net revenues                     $ 41,667   $ 45,298   $ 51,377   $ 61,674
Gross profit                     $ 22,860   $ 25,069   $ 28,419   $ 34,096
Net income                       $  6,739   $  7,553   $  8,552   $ 10,599 (1)
Net income per share:
  Basic                          $   0.08   $   0.09   $   0.10   $   0.12 (1)
  Diluted                        $   0.07   $   0.08   $   0.09   $   0.11 (1)

Shares used in computing per
 share amounts:
  Basic                            84,632     85,406     86,194     86,817
  Diluted                          90,682     91,856     93,657     94,890

Note (1): Consolidated financial results for the fourth quarter ended
December 31, 1999 reflect a charge of $603,000 related to purchased in-process technology associated with the acquisition of Altos Semiconductor.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the consolidated financial statements of Micrel, Incorporated and its subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 23, 2001 (July 27, 2001 as to the fifth paragraph of Note 12, September 27, 2001 as to the first three paragraphs of Note 3 and January 28, 2002 as to Note 2), which report expresses an unqualified opinion and includes explanatory paragraphs relating to the merger of Micrel, Incorporated and Kendin Communications Inc. described in Note 3 and the restatement described in Note 2. Our audits also included the financial statement schedule of Micrel, Incorporated, listed in Item 14 (a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP


San Jose, California
January 23, 2001(July 27, 2001 as to the fifth paragraph of Note 12, September 27, 2001 as to the first three paragraphs of Note 3 and January 28, 2002 as to effects of the restatement discussed in Note 2)

                                                                  SCHEDULE II

                              MICREL, INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 2000, 1999, and 1998
                             (Amounts in thousands)

                              Balance at   Additions
                              Beginning   and Charges   Bad Debt   Balance at
      Description              of Year    to Expenses  Write-offs  End of Year
----------------------------  ----------  -----------  ----------  -----------
Year Ended December 31, 2000
----------------------------
Accounts receivable allowance  $ 2,747      $ 1,803       $(   33)     $ 4,517

Year Ended December 31, 1999
----------------------------
Accounts receivable allowance  $ 1,613      $ 1,141       $(    7)     $ 2,747

Year Ended December 31, 1998
----------------------------
Accounts receivable allowance  $ 2,015      $    -        $(  402)     $ 1,613

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 1st day of April, 2002.

                                           MICREL, INCORPORATED

                                 By          /S/ RAYMOND D. ZINN
                                     ----------------------------------
                                                 Raymond D. Zinn
                                    President and Chief Executive Officer

                             Micrel, Incorporated
                Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit
Number                       Description
-------                      -----------
   2.1 Merger Agreement dated October 21, 1998, by and between Micrel, Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor Corporation. (1)
   2.2 Letter agreement dated November 9, 1998, between Micrel, Incorporated, MISYN Acquisition Corp. and Synergy Semiconductor Corporation. (1)
   2.3 Escrow Agreement dated November 9, 1998, between Micrel, Incorporated, John F. Stockton, as representative of the former Synergy shareholders, and Bank of the West. (1)
   2.4 Agreement and Plan of Merger and Reorganization among Micrel, Incorporated, Electronic Technology Corporation and ETC Acquisition Sub, Inc., dated as of April 4, 2000 (10)
   3.1     Amended and Restated Articles of Incorporation of the Registrant.
           (2)
   3.2 Certificate of Amendment of Articles of Incorporation of the Registrant. (3)
   3.3     Amended and Restated Bylaws of the Registrant. (3)
   3.4 Certificate of Amendment of Articles of Incorporation of the Registrant. (9)
   4.1     Certificate for Shares of Registrant's Common Stock. (4)
  10.1 Indemnification Agreement between the Registrant and each of its officers and directors. (3)
  10.2     1989 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.3     1994 Stock Option Plan and form of Stock Option Agreement. (2) *
  10.4     1994 Stock Purchase Plan. (4)
  10.6 Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (2)
  10.8     Form of Domestic Distribution Agreement. (3)
  10.9     Form of International Distributor Agreement. (3)
  10.10 Second Amendment dated February 20, 1995 between the Registrant and TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (4)
  10.11 Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (5)
  10.12 Commercial Lease between Harris Corporation and Synergy Semiconductor Corporation dated February 29, 1996. (6)
  10.13 Standard Industrial/Commercial Single-Tenant Lease Agreement Dated March 3, 2000 between the Registrant and Rose Ventures II (7)
  10.14 Loan and Security Agreement Dated March 8, 2000 between the Registrant and Bank of the West (8)
  23.1     Independent Auditors' Consent.
  24.1     Power of Attorney  (11)

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

   (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in which this exhibit bears the same number unless otherwise noted.

INDEPENDENT AUDITORS' CONSENT                          EXHIBIT 23.1



We consent to the incorporation by reference in Registration Statement No. 333-70876, 333-63620 and 333-37808 of Micrel, Incorporated on Form S-3 and in Registration Statements Nos. 333-63618, 33-87222, 33-90396, 333-10167,
 333-89223, 333-52136 and 333-37832 of Micrel, Incorporated on Form S-8 of our reports dated January 23, 2001 (July 27, 2001 as to the fifth paragraph of Note 12, September 27, 2001 as to the first three paragraphs of Note 3 and January 28, 2002 as to Note 2) (which report on the consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs relating to the merger of Micrel, Incorporated and Kendin Communications Inc. described in Note 3 and the restatement described in Note
2), appearing in this Annual Report on Form 10-K/A of Micrel, Incorporated for the year ended December 31, 2000.


DELOITTE & TOUCHE LLP

San Jose, California
March 29, 2002