Form 10-Q/A
period 2001-03-31
MICREL INC
filed 2002-04-01
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

                               EXPLANATORY NOTE

On January 28, 2002, Micrel, Incorporated (the "Company" or "Micrel") announced that it would restate its consolidated financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. This restatement relates to the Company's past method of setting the exercise price of certain employee stock options which results in stock compensation expenses and related payroll and income tax effects that had not been recorded in previously issued financial statements. This amendment includes in Item 1 of Part I such restated consolidated financial statements for the three month period ended March 31, 2001, and other information in Item 2 of Part I relating to such restated consolidated financial statements. Information regarding the effect of the restatement on the Company's financial position and results of operations is provided in Note 2 of Notes to Condensed Financial Statements included in Item 1 of Part I of this amendment.

The Company completed the acquisition of Kendin Communications, Inc. ("Kendin") on May 30, 2001. The transaction has been accounted for as a pooling of interests and, accordingly, updated information is included throughout this Form 10-Q/A in addition to the amendments related to the restatement described in the preceding paragraph. Additional information about the Kendin acquisition is provided in Note 3 of Notes to Consolidated Financial Statements.

Except for items related to the restatement and the Kendin acquisition, no other information included in the original Report on Form 10-Q for the quarter ended March 31, 2001, is amended by this amendment.

                             MICREL, INCORPORATED
                                   INDEX TO
                             REPORT ON FORM 10-Q/A
                       FOR QUARTER ENDED MARCH 31, 2001

                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements:

            Condensed Consolidated Balance Sheets, Restated
             - March 31, 2001 and December 31, 2000                        4

            Condensed Consolidated Income Statements, Restated
             - Three Months Ended March 31, 2001 and 2000                  5

            Condensed Consolidated Statements of Cash Flows, Restated
             - Three Months Ended March 31, 2001 and 2000                  6

            Notes to Condensed Consolidated Financial Statements           7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk    21


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                             22

Item 6.     Exhibits and Reports on Form 8-K                              23


            Signature                                                     24

ITEM 1.    FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)



                                             March 31,  December 31,
                                               2001       2000 (1)
                                            ----------   ----------
                                            Restated(2)  Restated(2)
                                            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                 $  126,515   $   86,137
  Short-term investments                        11,222       36,953
  Accounts receivable, net                      54,240       62,843
  Inventories                                   28,622       28,983
   Other current assets                          2,422        1,565
   Deferred income taxes                        25,640       24,989
                                            ----------   ----------
    Total current assets                       248,661      241,470

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET      118,484      112,125
INTANGIBLE ASSETS, NET                           5,233        5,775
OTHER ASSETS                                       419          378
                                            ----------   ----------
TOTAL                                       $  372,797   $  359,748
                                            ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                          $   15,981   $   21,342
  Income taxes payable                          13,262       11,805

  Deferred income on shipments to
   distributors                                 14,410       14,224
  Other current liabilities                     17,457       15,902
  Current portion of long-term debt              5,046        5,429
                                            ----------   ----------
    Total current liabilities                   66,156       68,702

LONG-TERM DEBT                                   4,404        5,327
OTHER LONG-TERM OBLIGATIONS                      3,809        3,884

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares; issued and
   outstanding: none                                -            -
  Common stock, no par value -
   authorized: 250,000,000 shares; issued
   and outstanding:  2001 - 91,207,001
   shares; 2000 - 90,641,922 shares            170,085      164,713
  Deferred stock compensation                  (44,478)     (46,020)
  Accumulated other comprehensive loss             (25)         (32)
  Retained earnings                            172,846      163,174
                                            ----------   ----------
    Total shareholders' equity                 298,428      281,835
                                            ----------   ----------
TOTAL                                       $  372,797   $  359,748
                                            ==========   ==========

(1) Derived from the restated audited balance sheet included in the Annual
    Report on Form 10-K/A of Micrel, Incorporated for the year ended
    December 31, 2000.
(2) See Note 2 of Notes to Condensed Consolidated Financial Statements
    regarding restatement of the   financial statements.

See Notes to Condensed Consolidated Financial Statements.

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                              Three Months Ended
                                                   March  31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
                                            Restated(1)  Restated(1)
NET REVENUES                                $   74,951   $   69,018

COST OF REVENUES*                               35,757       30,718
                                            ----------   ----------
GROSS PROFIT                                    39,194       38,300
                                            ----------   ----------

OPERATING EXPENSES:
  Research and development                      13,101        9,716
  Selling, general and administrative           11,470       10,120
  Amortization of deferred stock
   compensation*                                 2,068          955
                                            ----------   ----------
    Total operating expenses                    26,639       20,791
                                            ----------   ----------
INCOME FROM OPERATIONS                          12,555       17,509

OTHER INCOME, NET                                1,749          671
                                            ----------   ----------
INCOME BEFORE INCOME TAXES                      14,304       18,180

PROVISION FOR INCOME TAXES                       4,632        5,870
                                            ----------   ----------
NET INCOME                                  $    9,672   $   12,310
                                            ==========   ==========

NET INCOME PER SHARE:
  Basic                                     $     0.11   $     0.14
                                            ==========   ==========
  Diluted                                   $     0.10   $     0.13
                                            ==========   ==========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
  Basic                                         90,936       87,778
                                            ==========   ==========
  Diluted                                       98,330       97,292
                                            ==========   ==========

* Amortization of deferred stock
   compensation related to:
    Cost of revenues                        $      729   $      343
                                            ==========   ==========

    Research and development                $    1,080   $      562
    Selling, general and administrative            988          393
                                            ----------   ----------
      Total                                 $    2,068   $      955
                                            ==========   ==========

(1) See Note 2 of Notes to Condensed Consolidated Financial Statements regarding restatement of the financial statements.

See Notes to Condensed Consolidated Financial Statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                     Three Months Ended
                                                          March  31,
                                                   -----------------------
                                                      2001         2000
                                                   ----------   ----------
                                                   Restated(1)  Restated(1)
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES    $   25,453   $   15,769

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements   (13,257)     (11,307)
  Purchases of short-term investments                 (10,290)     (39,663)
  Proceeds from sales and maturities of
   short-term investments                              36,028       27,948
                                                   ----------   ----------
    Net cash provided by (used in) investing
     activities                                        12,481      (23,022)
                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                         (1,306)      (1,266)
  Proceeds from the issuance of common stock, net       3,750        3,769
                                                   ----------   ----------
    Net cash provided by financing activities           2,444        2,503
                                                   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           40,378       (4,750)

CASH AND CASH EQUIVALENTS - Beginning of period        86,137       20,078
                                                   ----------   ----------
CASH AND CASH EQUIVALENTS - End of period          $  126,515   $   15,328
                                                   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                       $      203   $      284
                                                   ==========   ==========
    Income taxes                                   $    3,323   $    5,234
                                                   ==========   ==========
  Non-cash transactions:
    Deferred stock compensation                    $    1,255   $    5,473
                                                   ==========   ==========

(1) See Note 2 of Notes to Condensed Consolidated Financial Statements regarding restatement of the financial statements.

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

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's restated Annual Report on Form 10-K/A for the year ended December 31, 2000.

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

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                              Three Months Ended
                                                   March  31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
                                            Restated(1)  Restated(1)
Weighted average common shares outstanding      90,936       87,788
Dilutive effect of stock options outstanding
 using the treasury stock method                 7,394        9,504
                                            ----------   ----------
Shares used in computing diluted
 net income per share                           98,330       97,292
                                            ==========   ==========

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the restatement of financial statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

The following table sets forth the adjustments to the statements of income data resulting from the restatement for the three month periods ended March 31, 2001 and 2000. It also sets forth the adjustments to the balance sheet data as of March 31, 2001 and December 31, 2000. For each period, the table begins with the data under the "As Previously Reported" column which sets forth the originally reported data on Form 10-Q. The second column of each period sets forth the data "As Restated" which accounts for the adjustments in compensation expenses and related tax effects referred to in the preceding paragraph. The restatement in the second column has been reported here on a pre-pooled basis to indicate the adjustments to the financial statements of Micrel only, prior to its acquisition of Kendin Communications, Inc. ("Kendin"). The third column of each period, labeled "As Restated After Pooling" updates the restated data for the effect of the acquisition of Kendin which was accounted for as a pooling of interests. Additional information about the Kendin acquisition can be found in Note 3 to Notes to Consolidated Financial Statements.


                                                               (in thousands, except per share amounts)

                                          Three Months Ended              Three Months Ended
                                            March 31, 2001                  March 31, 2000
                                   ------------------------------  ------------------------------
                                                            As                              As
                                        As               Restated      As                Restated
                                   Previously     As       after   Previously     As       after
Statements of Income Data:          Reported   Restated   Pooling   Reported   Restated   Pooling
                                   ----------  --------  --------  ----------  --------  --------
Net revenues                        $ 64,855   $ 64,855  $ 74,951   $ 67,313   $ 67,313  $ 69,018
Cost of revenues                      28,877     29,714    35,757     29,145     29,665    30,718
                                    --------   --------  --------   --------   --------  --------
Gross profit                          35,978     35,141    38,194     38,168     37,648    38,300

Research and development              10,797     11,044    13,101      8,230      8,475     9,716
Selling, general and administrative   10,069     10,142    11,470      9,306      9,601    10,120
Amortization of deferred stock
 compensation                             -       1,723     2,068         -         868       955
                                    --------   --------  --------   --------   --------  --------
Total operating expenses              20,866     22,909    26,639     17,536     18,944    20,791
                                    --------   --------  --------   --------   --------  --------
Income from operations                15,112     12,232    12,555     20,632     18,704    17,509
Other income, net                      1,648      1,648     1,749        612        612       671
                                    --------   --------  --------   --------   --------  --------
Provision for income taxes             5,782      4,492     4,632      7,010      6,245     5,870
                                    --------   --------  --------   --------   --------  --------
Net income                          $ 10,978   $  9,388  $  9,672   $ 14,234   $ 13,071  $ 12,310
                                    ========   ========  ========   ========   ========  ========
Net income per share:
  Basic                             $   0.13   $   0.11  $   0.11   $   0.17   $   0.16  $   0.14
                                    ========   ========  ========   ========   ========  ========
  Diluted                           $   0.12   $   0.10  $   0.10   $   0.15   $   0.14  $   0.13
                                    ========   ========  ========   ========   ========  ========
Shares used in computing
 per share amounts:
  Basic                               85,657     85,657    90,936     83,206     83,206    87,778
                                    ========   ========  ========   ========   ========  ========
  Diluted                             93,962     92,341    98,330     94,264     92,710    97,292
                                    ========   ========  ========   ========   ========  ========

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                          (in thousands)

                                        As of March 31, 2001            As of March 31, 2000
                                   ------------------------------  ------------------------------
                                                            As                              As
                                        As               Restated      As                Restated
                                   Previously     As       after   Previously     As       after
Balance Sheet Data:                Reported   Restated   Pooling   Reported   Restated   Pooling(1)
                                   ----------  --------  --------  ----------  --------  --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents         $123,151   $123,151  $126,515   $ 81,902   $ 81,902  $ 86,137
  Short-term investments               7,121      7,121    11,222     32,858     32,858    36,953
  Accounts receivable, net            48,254     48,254    54,240     58,751     58,751    62,843
  Inventories                         24,930     24,930    28,622     20,703     20,703    28,983
  Other current assets                 2,298      2,298     2,422      1,494      1,494     1,565
  Deferred income taxes               20,962     22,287    25,640     20,485     21,636    24,989
                                    --------   --------  --------   --------   --------  --------
    Total current assets             226,716    228,041   248,661    216,193    217,344   241,470

EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, NET                   116,462    116,462   118,484    110,576    110,576   112,125
INTANGIBLE ASSETS                      5,233      5,233     5,233      5,775      5,775     5,775
OTHER ASSETS                             391        391       419        350        350       378
                                    --------   --------  --------   --------   --------  --------
TOTAL                               $348,802   $350,127  $372,797   $332,894   $334,045  $359,748
                                    ========   ========  ========   ========   ========  ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY
CURRENT LIABILITIES:
  Accounts payable                  $ 12,918   $ 12,918  $ 15,981   $ 14,515   $ 14,515  $ 21,342
  Income taxes payable                13,190     13,049    13,262     11,720     11,720    11,805
  Deferred income on shipments
   to distributors                    14,410     14,410    14,410     14,224     14,224    14,224
  Other current liabilities           13,279     16,657    17,457     12,013     14,948    15,902
  Current portion of long-term debt    5,046      5,046     5,046      5,429      5,429     5,429
                                    --------   --------  --------   --------   --------  --------
    Total current liabilities         58,843     62,080    66,156     57,901     60,836    68,702

LONG-TERM DEBT                         4,404      4,404     4,404      5,327      5,327     5,327
OTHER LONG-TERM OBLIGATIONS            3,766      3,766     3,809      3,841      3,841     3,884

SHAREHOLDERS' EQUITY
  Preferred stock                         -          -         -          -          -         -
  Common stock                        95,833    143,935   170,085     90,854    139,428   164,713
  Deferred stock compensation             -     (39,562)  (44,478)        -     (41,496)  (46,020)
  Accumulated other comprehensive
   income (loss)                         (25)       (25)      (25)       (32)       (32)      (32)
  Retained earnings                  185,981    175,529   172,849    175,003    166,141   163,174
                                    --------   --------  --------   --------   --------  --------
Total shareholders' equity           281,789    279,877   298,428    265,825    264,041   281,835
                                    --------   --------  --------   --------   --------  --------
TOTAL                               $348,802   $350,127  $372,797   $332,894   $334,045  $359,748
                                    ========   ========  ========   ========   ========  ========


(1) Derived from the restated audited balance sheet included in the Annual
    Report on Form 10-K/A for the year ended December 31, 2000.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   ACQUISITION

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

The table below sets forth combined revenues and net income of Micrel and Kendin for the three months ended March 31, 2001 and 2000 (in thousands):

                                                Three Months Ended
                                                     March 31,
                                               ---------------------
                                                  2001        2000
                                               ---------   ---------
     Net revenues:
       Micrel                                  $  64,855   $  67,313
       Kendin                                     10,096       1,705
                                               ---------   ---------
        Total                                  $  74,951   $  69,018
                                               =========   =========
Net income:
       Micrel (Restated, see Note 2)           $   9,388   $  13,071
       Kendin                                        284        (761)
                                               ---------   ---------
        Total                                  $   9,672   $  12,310
                                               =========   =========

4.   INVENTORIES

Inventories consist of the following (in thousands):

                                             March 31,  December 31,
                                               2001         2000
                                            ----------   ----------
   Finished goods                           $   11,267   $    9,929
   Work in process                              15,041       17,040
   Raw materials                                 2,314        2,014
                                            ----------   ----------
                                            $   28,622   $   28,983
                                            ==========   ==========


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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

6.   SIGNIFICANT  CUSTOMERS

During the quarter ended March 31, 2001, one customer accounted for $7.4 million (9.9%) of net revenues. During the quarter ended March 31, 2000, three customers accounted for $9.1 million (13.2%), $8.3 million (12.0%) and $7.7 million (11.1%) of net revenues, respectively.


7.   COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $9.6 million and $12.3 million for the quarters ended March 31, 2001 and 2000, respectively.


8.   SEGMENT REPORTING

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


                           Net Revenues by Segment
                             (Dollars in thousands)

                                              Three Months Ended
                                                   March  31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
Net Revenues:
Standard Products                           $   63,127   $   50,406
Custom and Foundry Products                     11,824       18,612
                                            ----------   ----------
   Total net revenues                       $   74,951   $   69,018
                                            ==========   ==========
As a Percentage of Total Net Revenues:
Standard Products                                  84%          73%
Custom and Foundry Products                        16           27
                                            ----------   ----------
   Total net revenues                             100%         100%
                                            ==========   ==========

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Restatement of Financial Statements

On January 28, 2002, Micrel announced that it would restate its consolidated financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. This restatement relates to the Company's past method of setting the exercise price of certain employee stock options which results in stock compensation expenses and related payroll and income tax effects that had not been recorded in previously issued financial statements. It should be noted that Micrel sought outside professional advice prior to implementation of the option grant method that resulted in the unintentional consequence of stock compensation charges. Information regarding the effect of the restatement on the Company's financial position and results of operations is provided in Note 2 of Notes to Condensed Financial Statements included in Item 1 of Part I of this amendment. The following discussion is based on the restated financial information.


Recent Developments

The Company completed the acquisition of Kendin Communications, Inc. ("Kendin") on May 30, 2001. The transaction has been accounted for as a pooling of interests and, accordingly, updated information is included throughout this Form 10-Q/A in addition to the amendments related to the restatement described in the preceding paragraph. Additional information about the Kendin acquisition is provided in Note 3 of Notes to Condensed Consolidated Financial Statements.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 84% of net revenues for the quarter ended March 31, 2001 as compared to 73% for the similar period in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                              Three Months Ended
                                                   March  31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
                                            Restated(1)  Restated(1)
Net revenues                                     100.0%       100.0%
Cost of revenues                                  47.7         44.5
                                            ----------   ----------
  Gross profit                                    52.3         55.5
Operating expenses:
  Research and development                        17.4         14.1
  Selling, general and administrative             15.3         14.6
  Amortization of deferred stock
   compensation                                    2.8          1.4
                                            ----------   ----------
    Total operating expenses                      35.5         30.1
                                            ----------   ----------
Income from operations                            16.8         25.4
Other income (loss), net                           2.3          0.9
                                            ----------   ----------
Income before income taxes                        19.1         26.3
Provision for income taxes                         6.2          8.5
                                            ----------   ----------
Net income                                        12.9%        17.8%
                                            ==========   ==========

(1) See Note 2 of Notes to Condensed Consolidated Financial Statements regarding the restatement of financial statements.


Net Revenues. Net revenues increased 9% to $75.0 million for the quarter ended March 31, 2001 from $69.0 million for the same period in 2000. This increase was due to an increase in standard products revenues, which was partially offset by a decrease in custom and foundry products revenues. Standard products revenues increased 25% to $63.1 million representing 84% of net revenues for the quarter ended March 31, 2001 from $50.4 million or 73% of net revenues for the quarter ended March 31, 2000. Such increases resulted primarily from increased unit shipments of Ethernet communications products. Sales of standard products by the Company during the quarter were led by low dropout regulators, high bandwidth communications products, Ethernet communications products and computer peripheral products. Such products were sold to manufacturers within the computer, high bandwidth communications, telecommunications, and industrial markets. Custom and foundry products revenues decreased 36% to $11.8 million representing 16% of net revenues for the quarter ended March 31, 2001 from $18.6 million or 27% of net revenues for the comparable period in 2000. Such decreases were due primarily to decreased unit shipments of custom high speed communications products.

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

International sales represented 50% and 43% of net revenues for the quarters ended March 31, 2001 and 2000, respectively. On a dollar basis, international sales increased 27% to $37.8 million for the quarter ended March 31, 2001 from $29.7 million for the comparable period in 2000. The dollar basis decrease in international sales resulted from increased shipments of manufacturers of Ethernet communications products, partially offset by decreased shipments to manufacturers of personal computers and communications products primarily in Asia and Europe.

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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin decreased to 52% for the quarter ended March 31, 2001 from 56% for the comparable period in the prior year. The decrease in gross margin primarily reflected a greater mix of lower margin products combined with decreased capacity utilization compared to the same period in 2000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


As a percentage of net revenues, research and development expenses represented 17% and 14% for the quarters ended March 31, 2001 and 2000, respectively. On a dollar basis, research and development expenses increased $3.4 million or 35% to $13.1 million for the quarter ended March 31, 2001 from $9.7 million for the comparable period in 2000. The dollar increase was primarily due to increased engineering staffing costs and increased prototype fabrication and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 15% and 15% for the quarters ended March 31, 2001 and 2000, respectively. On a dollar basis, selling, general and administrative expenses increased $1.4 million or 13% to $11.5 million for the quarter ended March 31, 2001 from $10.1 million for the comparable period in 2000. The dollar increase was principally attributable to increased costs associated with legal matters and to a lessor extent increased staffing costs, which were partially offset by decreased sales commissions costs.

Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". For the quarter ended March 31, 2001 total amortization of deferred stock compensation was $2.8 million of which $729,000 was included in cost of revenues and $2.1 million was included in amortization of deferred stock compensation. For the quarter ended March 31, 2000 total amortization of deferred stock compensation was $1.3 million of which $343,000 was included in cost of revenues and $955,000 was included in amortization of deferred stock compensation.

Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities offset by interest expense incurred on term notes. Other income, net increased $1.1 million to a net income of $1.7 million for the quarter ended March 31, 2001 from a net income of $671,000 for the comparable period in 2000. The increase was primarily due to an increase in average cash and investment balances combined with a reduction in average term note balances.

Provision for Income Taxes.   For the quarters ended March 31, 2001 and 2000,
the provision for income taxes was 32% of income before taxes, respectively. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate.


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2001 consisted of cash and short-term investments of $138 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5 million under a revolving line of credit, of which all was unused and available at March 31, 2001, and (ii) $40 million under a non-revolving line of credit, of which $38 million was unused and available at March 31, 2001. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on May 31, 2001 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement which had an expiration date of April 30, 2001 has been extended to May 31, 2001 and the amount has been reduced to $10 million. The Company expects to amend the non-revolving credit facility to extend the maturity to April 2002. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2001.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


As of March 31, 2001, the Company had $9.4 million outstanding under term notes that are collateralized by the equipment purchased.

The Company's working capital increased by $9.7. million to $182.5 million as of March 31, 2001 from $172.8 million as of December 31, 2000. The increase was primarily attributable to a $14.6 million increase in cash, cash equivalents and short-term investments combined with a $5.4 million decrease in accounts payable, which were partially offset by a $8.6 million decrease in accounts receivable.

The Company's cash flows from operating activities increased to $25.5 million for the quarter ended March 31, 2001 from $15.8 million for the comparable period in the prior year. The cash flows from operating activities generated by the Company in the quarter ended March 31, 2001 were primarily attributable to net income of $19.2 million after adding back non-cash activities combined with a decrease in accounts receivable of $8.6 million, which were partially offset by de increase in accounts payable of $5.4 million.

The Company's investing activities during the quarter ended March 31, 2001 provided cash of $12.5 million as compared to $23.0 million of cash used for investing activities during the comparable period in the prior year. Cash provided by investing activities during the quarter ended March 31, 2001 resulted from net sales of short-term investments of $25.7 million, which was partially offset by net purchases of property, plant and equipment of $13.3 million primarily for wafer fab and testing equipment and leasehold improvements.

The Company's financing activities during the quarter ended March 31, 2001 provided cash of $2.4 million as compared to cash provided of $2.5 million during the comparable period in the prior year. Cash provided by financing activities during the quarter ended March 31, 2001 was the result of $3.7 million in proceeds from the issuance of common stock through the exercise of employee stock options, which was partially offset by $1.3 million in repayments of long-term debt.

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


Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding the Company's acquisition of Kendin Communications, statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the Year ended December 31, 2000.

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

We have made four strategic acquisitions in the past three years: Synergy Semiconductor in November 1998, Altos Semiconductor Inc. in December 1999, Electronic Technology Corporation in April 2000 and Kendin Communications in May 2001. The risks involved with acquisitions include:

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


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



                                           MICREL, INCORPORATED
                                           --------------------
                                               (Registrant)



Date: April 1, 2002            By    /s/    Richard D. Crowley, Jr.
                                    --------------------------------
                                        Richard D. Crowley, Jr.
                                       Vice President, Finance and
                                        Chief Financial Officer
                                       (Authorized Officer and
                                       Principal Financial Officer)