Form 10-Q/A
period 2001-06-30
MICREL INC
filed 2002-04-01
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                Amendment No. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001.

   or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from                 to                    .

        Commission File Number  0-25236


                    M I C R E L,   I N C O R P O R A T E D
             (Exact name of Registrant as specified in its charter)


           California                                  94-2526744
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)
         California                           94-2526744

                 2180 Fortune Drive, San Jose, CA       95131
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

                               EXPLANATORY NOTE

On January 28, 2002, Micrel, Incorporated (the "Company" or "Micrel") announced that it would restate its consolidated financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. This restatement relates to the Company's past method of setting the exercise price of certain employee stock options which results in stock compensation expenses and related payroll and income tax effects that had not been recorded in previously issued financial statements. This amendment includes in Item 1 of Part I such restated consolidated financial statements for the three and six month period ended June 30, 2001, and other information in Item 2 of Part I relating to such restated consolidated financial statements. Information regarding the effect of the restatement on the Company's financial position and results of operations is provided in Note 2 of Notes to Condensed Financial Statements included in Item 1 of Part I of this amendment.

Except for items related to the restatement, no other information included in the original Report on Form 10-Q for the quarter ended June 30, 2001, is amended by this amendment.

                             MICREL, INCORPORATED
                                    INDEX TO
                             REPORT ON FORM 10-Q/A
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

                                                                          Page
                                                                          ----

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets, Restated
            - June 30, 2001 and December 31, 2000                            4

           Condensed Consolidated Statement of Operations, Restated
            - Three and Six Months Ended June 30, 2001 and 2000              5

           Condensed Consolidated Statements of Cash Flows, Restated
            - Three and Six Months Ended June 30, 2001 and 2000              6

           Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         24


                         PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                 25

Item 2.  Changes in Securities and Use of Proceeds                         26

Item 4.  Submission of Matters to a Vote of Security Holders               26

Item 6.  Exhibits and Reports on Form 8-K                                  27


         Signature                                                         28

ITEM 1.    FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                      June 30,    December 31,
                                                        2001          2000 (1)
                                                    ------------  ------------
                                                     Restated(2)   Restated(2)
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $  124,517    $   86,137
  Short-term investments                                 16,815        36,953
  Accounts receivable, net                               29,866        62,843
  Inventories                                            31,965        28,983
  Other current assets                                    1,727         1,565
  Deferred income taxes                                  27,349        24,989
                                                     ----------    ----------
    Total current assets                                232,239       241,470

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET               121,544       112,125
INTANGIBLE ASSETS, NET                                    4,692         5,775
OTHER ASSETS                                                493           378
                                                     ----------    ----------
TOTAL                                                $  358,968    $  359,748
                                                     ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $   16,199    $   21,342
  Income taxes payable                                    4,803        11,805
  Deferred income on shipments to distributors           11,839        14,224
  Other current liabilities                              14,870        15,902
  Current portion of long-term debt                       4,654         5,429
                                                     ----------    ----------
    Total current liabilities                            52,365        68,702

LONG-TERM DEBT                                            3,230         5,327
OTHER LONG-TERM OBLIGATIONS                               3,728         3,884

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none            -             -
  Common stock, no par value - authorized:
   250,000,000 shares; issued and outstanding:
   2001 - 92,937,763 shares;
   2000 - 90,646,185 shares                             185,187       164,713
  Deferred stock compensation                           (49,727)      (46,020)
  Accumulated other comprehensive loss                      (22)          (32)
  Retained earnings                                     164,207       163,174
                                                     ----------    ----------
    Total shareholders' equity                          299,645       281,835
                                                     ----------    ----------
TOTAL                                                $  358,968    $  359,748
                                                     ==========    ==========

(1) Derived from the restated audited balance sheet included in the Annual
     Report on Form 10-K/A of Micrel, Incorporated for the year ended
     December 31, 2000.
(2) See Note 2 of Notes to condensed consolidated financial statements regarding restatement of financial statements.

See Notes to Condensed Consolidated Financial Statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                --------------------    --------------------
                                   2001       2000        2001       2000
                                ---------   ---------   ---------   ---------
                               Restated(1) Restated(1) Restated(1) Restated(1)
NET REVENUES                    $  50,774   $  80,239   $ 125,725   $ 149,257

COST OF REVENUES*                  31,247      34,999      67,004      65,717
                                ---------   ---------   ---------   ---------
GROSS PROFIT                       19,527      45,240      58,721      83,540
                                ---------   ---------   ---------   ---------

OPERATING EXPENSES:
  Research and development         12,396       9,153      25,497      18,869
  Selling, general and
   administrative                   7,583      11,113      19,053      21,233
  Amortization of deferred
   stock compensation*              2,226       1,178       4,294       2,133
  Non-recurring acquisition
   expenses*                        8,894          -        8,894          -
                                ---------   ---------   ---------   ---------
    Total operating expenses       31,099      21,444      57,738      42,235
                                ---------   ---------   ---------   ---------
INCOME(LOSS) FROM OPERATIONS      (11,572)     23,796         983      41,305

OTHER INCOME, NET                   1,411         876       3,160       1,547
                                ---------   ---------   ---------   ---------
INCOME(LOSS) BEFORE INCOME TAXES  (10,161)     24,672       4,143      42,852

PROVISION (BENEFIT) FOR
 INCOME TAXES                      (1,522)      8,008       3,110      13,878
                                ---------   ---------   ---------   ---------
NET INCOME(LOSS)                $  (8,639)  $  16,664   $   1,033   $  28,974
                                =========   =========   =========   =========

NET INCOME(LOSS) PER SHARE:
  Basic                         $   (0.09)  $    0.19   $    0.01   $    0.33
                                =========   =========   =========   =========
  Diluted                       $   (0.09)  $    0.17   $    0.01   $    0.30
                                =========   =========   =========   =========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
  Basic                            91,888      88,888      91,412      88,338
                                =========   =========   =========   =========
  Diluted                          91,888      97,501      98,188      97,555
                                =========   =========   =========   =========

* Amortization of deferred stock
   compensation related to:
    Cost of revenues            $     782   $     424   $   1,511   $     767
                                =========   =========   =========   =========

    Operating expenses:
     Research and development   $   1,163   $     696   $   2,243   $   1,257
     Selling, general and
      administrative                1,063         482       2,051         875
                                ---------   ---------   ---------   ---------
     Amortization of deferred
      stock compensation            2,226       1,178       4,294       2,133
     Non-recurring acquisition
      expenses                      2,007          -        2,007          -
                                ---------   ---------   ---------   ---------
       Total operating expenses $   4,233   $   1,178   $   6,301   $   2,133
                                =========   =========   =========   =========

(1) See Note 2 of Notes to condensed consolidated financial statements regarding the restatement financial statements.

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                         Six Months Ended
                                                             June  30,
                                                      ---------------------
                                                         2001        2000
                                                      ---------   ---------
                                                     Restated(1) Restated(1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES       $  40,039   $  42,417
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements     (23,936)    (25,229)
  Purchases of short-term investments                   (30,537)    (69,088)
  Proceeds from sales and maturities of short-term
   investments                                           50,685      48,130
                                                      ---------   ---------
    Net cash used in investing activities                (3,788)    (46,187)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                           (2,872)     (2,778)
  Proceeds from the issuance of common stock, net         5,001      13,140
                                                      ---------   ---------
    Net cash provided by financing activities             2,129      10,362
                                                      ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                38,380       6,592

CASH AND CASH EQUIVALENTS - Beginning of period          86,137      20,078
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS - End of period             $ 124,517   $  26,670
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Cash paid for interest                              $     370   $     543
                                                      =========   =========
  Cash paid for income taxes                          $   8,893   $  12,647
                                                      =========   =========
Non-cash transactions:
  Deferred stock compensation                         $  11,519   $  11,233
                                                      =========   =========

(1) See Note 2 of Notes to condensed consolidated financial statements regarding the restatement of financial statements

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

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                --------------------    --------------------
                                   2001       2000        2001       2000
                                ---------   ---------   ---------   ---------
                               Restated(1) Restated(1) Restated(1) Restated(1)

Weighted average common shares
 outstanding                       91,888      88,888      91,412      88,338
Dilutive effect of stock options
 outstanding using the treasury
 stock method                          -        8,613       6,776       9,217
                                ---------   ---------   ---------   ---------
Shares used in computing diluted
 net income per share              91,888      97,501      98,188      97,555
                                =========   =========   =========   =========

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

The following table sets forth the adjustments to the statements of operations data resulting from the restatement for the three and six month periods ended June 30, 2001 and 2000. It also sets forth the adjustments to the balance sheet data as of June 30, 2001 and December 31, 2000. For each period, the table begins with the data under the "As Previously Reported" column which sets forth the originally reported data on Form 10-Q. The second column of each period sets forth the data "As Restated" which accounts for the adjustments in compensation expenses and related tax effects referred to in the preceding paragraph. The "As Restated" columns also reflect a reclassification of Kendin stock compensation amounts

                              MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(totaling $338,000 and $83,000 in the three months ended June 30, 2001 and 2000, respectively and $683,000 and $170,000 in the six months ended June 30, 2001 and 2000, respectively), which were not shown as a separate stock compensation line item in the originally reported data, but were included in the applicable operating expense categories. The only line items included here are those for which there have been adjustments to the originally reported data.

Statements of Operations Data:
                                 Three Months Ended      Three Months Ended
                                   June 30, 2001            June 30, 2000
                                --------------------    --------------------
                                    As                      As
                                Previously      As      Previously       As
                                 Reported    Restated    Reported    Restated
                                ---------   ---------   ---------   ---------
Cost of revenues                $  30,437   $  31,247   $  34,439   $  34,999
Research and development           12,488      12,396       8,993       9,153
Selling, general and
 administrative                     7,624       7,583      11,006      11,113
Amortization of deferred
 stock compensation                    -        2,226          -        1,178
Income (loss) from operations      (8,669)    (11,572)     25,801      23,796
Provision (benefit) for
 income taxes                         564      (1,522)      8,806       8,008
Net income (loss)                  (7,822)     (8,639)     17,871      16,664
Net income (loss) per share:
  Basic                             (0.09)      (0.09)       0.20        0.19
  Diluted                           (0.09)      (0.09)       0.18        0.17

Statements of Operations Data:
                                  Six Months Ended        Six Months Ended
                                    June 30, 2001           June 30, 2000
                                --------------------    --------------------
                                    As                      As
                                Previously      As      Previously       As
                                 Reported    Restated    Reported    Restated
                                ---------   ---------   ---------   ---------
Cost of revenues                $  65,357   $  67,004   $  64,637   $  65,717
Research and development           25,542      25,497      18,513      18,869
Selling, general and
 administrative                    19,166      19,053      20,869      21,233
Amortization of deferred
 stock compensation                    -        4,294          -        2,133
Income (loss) from operations       6,766         983      45,238      41,305
Provision (benefit) for
 income taxes                       6,486       3,110      15,441      13,878
Net income (loss)                   3,440       1,033      31,344      28,974
Net income (loss) per share:
  Basic                              0.04        0.01        0.35        0.33
  Diluted                            0.03        0.01        0.32        0.30

Balance Sheet Data:
                                As of June 30, 2001   As of December 31, 2000
                               --------------------   -----------------------
                                   As                      As
                               Previously      As      Previously       As
                                Reported    Restated    Reported    Restated
                               ---------   ---------   ---------   ---------
Deferred income taxes          $  25,926   $  27,349   $  23,838   $  24,989
Other current liabilities         11,242      14,870      12,967      15,902
Common stock                     129,673     185,187     116,139     164,713
Deferred stock compensation       (4,345)    (49,727)     (4,524)    (46,020)
Retained earnings                175,476     164,207     172,036     163,174

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

The table below sets forth combined revenues and net income of Micrel and Kendin for the three months ended March 31, 2001 and the three and six months ended June 30, 2000 (in thousands):

                                              Three       Three        Six
                                              Months      Months      Months
                                              Ended       Ended       Ended
                                            March 31,    June 30,    June 30,
                                               2001        2000        2000
                                            ---------   ---------   ---------
Net revenues:
   Micrel                                   $  64,855   $  75,845   $ 143,158
   Kendin                                      10,096       4,394       6,099
                                            ---------   ---------   ---------
     Total                                  $  74,951   $  80,239   $ 149,257
                                            =========   =========   =========

Net income:
   Micrel (Restated, see Note 2)            $   9,388   $  16,442   $  29,513
   Kendin                                         284         222        (539)
                                            ---------   ---------   ---------
     Total                                  $   9,672   $  16,664   $  28,974
                                            =========   =========   =========

4.   INVENTORIES

Inventories consist of the following (in thousands):

                                                      June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------
   Finished goods                                     $  12,224     $   9,929
   Work in process                                       17,666        17,040
   Raw materials                                          2,075         2,014
                                                      ---------     ---------
                                                      $  31,965     $  28,983
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

                              MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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


6.   SIGNIFICANT  CUSTOMERS

During the six months ended June 30, 2001, one customer accounted for $14.7 million (11.7%) of net revenues. During the six months ended June 30, 2000, three customers accounted for $18.1 million (12.1%), $17.2 million (11.5%) and $15.4 million (10.3%) of net revenues, respectively.


7.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income or loss, which was comprised of the Company's net income or loss for the periods and changes in unrealized gains or losses on investments, was a net loss of $8.6 million and a net income of $1.0 million for the three and six months ended June 30, 2001, respectively, and a net income of $16.7 million and $29.0 million for the three and six months ended June 30, 2000, respectively.


8.   SEGMENT REPORTING

The Company operates under two reportable segments, standard products and custom and foundry products.

                            Net Revenues by Segment
                             (Dollars in thousands)

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                --------------------    --------------------
                                   2001       2000        2001       2000
                                ---------   ---------   ---------   ---------
Net Revenues:
Standard Products               $  40,779   $  58,639   $ 103,906   $ 109,045
Custom and Foundry Products         9,995      21,600      21,819      40,212
                                ---------   ---------   ---------   ---------
   Total net revenues           $  50,774   $  80,239   $ 125,725   $ 149,257
                                =========   =========   =========   =========

As a Percentage of Total Net
 Revenues:
Standard Products                     80%         73%         83%         73%
Custom and Foundry Products           20%         27%         17%         27%
                                ---------   ---------   ---------   ---------
   Total net revenues                100%        100%        100%        100%
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

10.   CONTINGENCIES

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

                              MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Acquisition of Kendin Communications Inc.

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                        SUPPLEMENTAL FINANCIAL DATA
                                             MICREL, INCORPORATED
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                RESTATED TO INCLUDE KENDIN COMMUNICATIONS, INC.
                                    ACCOUNTED FOR AS A POOLING-OF-INTERESTS
                                   (In thousands, except per share amounts)
                                                  (Unaudited)


                                Total     1st Qtr.    2nd Qtr.    3rd Qtr.    4th Qtr.      Total     1st Qtr.
                                1999        2000        2000        2000        2000        2000        2001
                              --------    --------    --------    --------    --------    --------    --------
                             Restated(1) Restated(1) Restated(1) Restated(1) Restated(1) Restated(1) Restated(1)
Net revenues                  $200,016    $ 69,018    $ 80,239    $ 94,682    $102,396    $346,335    $ 74,951

Cost of revenues*               89,572      30,718      34,999      39,986      43,380     149,083      35,757
                              --------    --------    --------    --------    --------    --------    --------
Gross profit                   110,444      38,300      45,240      54,696      59,016     197,252      39,194

Operating expense
  Research and development      29,563       9,716       9,153      11,175      12,157      42,201      13,101
  Selling, general and
   administrative               29,399      10,120      11,113      11,846      12,240      45,319      11,470
  Amortization of deferred
   stock compensation*           2,109         955       1,178       1,742       2,185       6,060       2,068
  Purchased in-process
   technology                      603          -           -           -           -           -           -
                              --------    --------    --------    --------    --------    --------    --------
    Total operating expenses    61,674      20,791      21,444      24,763      26,582      93,580      26,639
                              --------    --------    --------    --------    --------    --------    --------
Income from operations          48,770      17,509      23,796      29,933      32,434     103,672      12,555
Other income, net                  692         671         876       1,465       1,727       4,739       1,749
                              --------    --------    --------    --------    --------    --------    --------
Income before income taxes      49,462      18,180      24,672      31,398      34,161     108,411      14,304

Provision for income taxes      16,019       5,870       8,008      10,147      11,079      35,104       4,632
                              --------    --------    --------    --------    --------    --------    --------
Net income                    $ 33,443    $ 12,310    $ 16,664    $ 21,251    $ 23,082    $ 73,307    $  9,672
                              ========    ========    ========    ========    ========    ========    ========

Net income per share:
  Basic                       $   0.39    $   0.14    $   0.19    $   0.24    $   0.26    $   0.82    $   0.11
                              ========    ========    ========    ========    ========    ========    ========
  Diluted                     $   0.36    $   0.13    $   0.17    $   0.21    $   0.23    $   0.75    $   0.10
                              ========    ========    ========    ========    ========    ========    ========

Shares used in computing per
 share amounts:
  Basic                         85,762      87,788      88,888      89,811      90,479      89,242      90,936
                              ========    ========    ========    ========    ========    ========    ========
  Diluted                       92,906      97,292      97,501      99,378      98,646      98,152      98,704
                              ========    ========    ========    ========    ========    ========    ========

*Amortization of deferred
 stock compensation
 related to:
   Cost of revenues           $    926    $    343    $    424    $    654    $    781    $  2,202    $    729
                              ========    ========    ========    ========    ========    ========    ========

   Research and development   $  1,444    $    562    $    696    $    966    $  1,123    $  3,347    $  1,080
   Selling, general and
    administrative                 665         393         482         776       1,062       2,713         988
                              --------    --------    --------    --------    --------    --------    --------
                              $  2,109    $    955    $  1,178    $  1,742    $  2,185    $  6,060    $  2,068
                              ========    ========    ========    ========    ========    ========    ========

(1) See Note 2 of Notes to condensed consolidated financial statements regarding the restatement of financial statements

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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
                                                           (In thousands)
                                                            (Unaudited)

                                     Dec. 31,    Mar. 31,    June 30,    Sep. 30,    Dec. 31,    Mar. 31,
                                       1999        2000        2000        2000        2000        2001
                                     --------    --------    --------    --------    --------    --------
                                    Restated(1) Restated(1) Restated(1) Restated(1) Restated(1) Restated(1)
ASSETS
CURRENT ASSETS:
  Cash, cash equivalents and
   short-term investments            $ 56,722    $ 63,649    $ 84,283    $102,491    $123,090    $137,737
  Accounts receivable, net             40,113      45,249      51,870      60,443      62,843      54,240
  Inventories                          24,278      22,666      23,141      23,750      28,983      28,622
  Deferred income taxes                15,608      17,095      17,900      21,654      24,989      25,640
  Other current assets                  1,173       1,839       1,531       1,717       1,565       2,422
                                     --------    --------    --------    --------    --------    --------
    Total current assets              137,894     150,498     178,725     210,055     241,470     248,661

EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, NET                     67,784      73,537      81,993      91,999     112,125     118,484
INTANGIBLE ASSETS, NET                  7,933       7,399       6,858       6,316       5,775       5,233
OTHER ASSETS                              560         544         414         384         378         419
                                     --------    --------    --------    --------    --------    --------
TOTAL                                $214,171    $231,978    $267,990    $308,754    $359,748    $372,797
                                     ========    ========    ========    ========    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES                  $ 46,265    $ 44,319    $ 53,195    $ 50,938    $ 68,702    $ 66,156
LONG-TERM OBLIGATIONS                  10,648       8,990       7,896       6,607       9,211       8,213

SHAREHOLDERS' EQUITY:
  Common stock                         86,051      99,365     114,435     156,768     164,713     170,085
  Deferred stock compensation         (18,043)    (22,218)    (26,377)    (45,632)    (46,020)    (44,478)
  Accumulated other comprehensive
   income (loss)                           15         (23)         -          (19)        (32)        (25)
  Retained earnings                    89,235     101,545     118,841     140,092     163,174     172,846
                                     --------    --------    --------    --------    --------    --------
TOTAL SHAREHOLDERS' EQUITY            157,258     178,669     206,899     251,209     281,835     298,428
                                     --------    --------    --------    --------    --------    --------
TOTAL                                $214,171    $231,978    $267,990    $308,754    $359,748    $372,797
                                     ========    ========    ========    ========    ========    ========

(1) See Note 2 of Notes to condensed consolidated financial statements regarding the restatement of financial statements

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                --------------------    --------------------
                                   2001       2000        2001       2000
                                ---------   ---------   ---------   ---------
                               Restated(1) Restated(1) Restated(1) Restated(1)
Net revenues                       100.0%      100.0%      100.0%      100.0%
Cost of revenues                    61.5        43.6        53.3        44.0
                                ---------   ---------   ---------   ---------
  Gross profit                      38.5        56.4        46.7        56.0
                                ---------   ---------   ---------   ---------
Operating expenses:
  Research and development          24.4        11.4        20.3        12.7
  Selling, general and
   administrative                   14.9        13.8        15.1        14.2
  Amortization of deferred
   stock compensation                4.4         1.5         3.4         1.4
  Non-recurring acquisition
   expenses                        17.6           -          7.1          -
                                ---------   ---------   ---------   ---------
    Total operating expenses       61.3         26.7        45.9        28.3
                                ---------   ---------   ---------   ---------
Income(loss) from operations      (22.8)        29.7         0.8        27.7
Other income, net                   2.8          1.1         2.5         1.0
                                ---------   ---------   ---------   ---------
Income(loss) before income taxes  (20.0)        30.8         3.3        28.7
Provision (benefit) for
 income taxes                      (3.0)        10.0         2.5         9.3
                                ---------   ---------   ---------   ---------
Net income(loss)                  (17.0)%       20.8%        0.8%       19.4%
                                =========   =========   =========   =========

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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, manufacturing utilization, product mix, product yields and average selling prices. The Company's gross margin decreased to 39% for the three months ended June 30, 2001 from 56% for the comparable period in the prior year. For the six months ended June 30, 2001, gross margin decreased to 47% from 56% for the comparable period in the prior year. The decrease in gross margin primarily reflected decreased capacity utilization, a reduced mix of higher margin standard products and custom products and a decrease in average selling prices compared to the same periods in 2000.

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

As a percentage of net revenues, research and development expenses represented 24% and 11% for the three months ended June 30, 2001 and 2000, respectively. On a dollar basis, research and development expenses increased $3.2 million or 35% to $12.4 million for the three months ended June 30, 2001 from $9.2 million for the comparable period in 2000. For the six months ended June 30, 2001 and 2000, research and development expenses represented 20% and 13% of net revenues, respectively. On a dollar basis, research and development expenses increased $6.6 million or 35% to $25.5 million for the six months ended June 30, 2001 from $18.9 million for the comparable period in 2000. The dollar increase was primarily due to increased engineering staffing costs and increased prototype fabrication costs and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 15% and 14% for the three months ended June 30, 2001 and 2000, respectively. On a dollar basis, selling, general and administrative expenses decreased $3.5 million or 32% to $7.6 million for the three months ended June 30, 2001 from $11.1 million for the comparable period in 2000. The dollar decrease was principally attributable to decreased sales commissions costs and decreased legal expenses. For the six months ended June 30, 2001 and 2000, selling, general and administrative expenses represented 15% and 14% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses decreased $2.2 million or 10% to $19.1 million for the six months ended June 30, 2001 from $21.2 million for the comparable period in 2000. The dollar decrease was principally attributable to decreased sales commissions costs.

Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". For the quarter ended June 30, 2001 total amortization of deferred stock compensation was $5.0 million of which $782,000 was included in cost of revenues, $2.2 million was included in amortization of deferred stock compensation and $2.0 million was included in non-recurring acquisition expenses. For the quarter ended June 30, 2000 total amortization of deferred stock compensation was $1.6 million of which $424,000 was included in cost of revenues and $1.2 million was included in amortization of deferred stock compensation. For the six months ended June 30 2001 total amortization of deferred stock compensation was $7.8 million of which $1.5 million was included in cost of revenues, $4.3 million was included in amortization of deferred stock compensation and $2.0 million was included in non-recurring acquisition expenses. For the six months ended June 30, 2000 total amortization of deferred stock compensation was $2.9 million of which $767,000 was included in cost of revenues and $2.1 million was included in amortization of deferred stock compensation.

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

Provision for Income Taxes. For the three and six months ended June 30, 2001, the provision for income taxes was a benefit of $1.5 million and an expense of $3.1 million, respectively. The income tax amounts reflect the Company's revised year 2001 estimated annual effective tax rate of 75% of income before

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


tax. During the quarter ended June 30, 2001 the Company's 2001 estimated annual effective tax rate was revised to 70% from 32% of income before tax, primarily due to the impact of $6.9 million in non-recurring acquisition expenses which have been accounted for as non-deductible expenses for federal income tax purposes. For the three and six months ended June 30, 2000, the provision for income taxes was 32%.


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

The Company's working capital increased by $7.1 million to $179.9 million as of June 30, 2001 from $172.8 million as of December 31, 2000. The increase was primarily attributable to a $18.2 million increase in cash, cash equivalents and short-term investments, and a $3.0 million increase in inventories, combined with a $16.3 million decrease in current liabilities, which were partially offset by a $33.0 million decrease in accounts receivable.

The Company's cash flows from operating activities was $40.0 million for the six months ended June 30, 2001 compared to $42.4 million for the same period in the prior year. The cash flows from operating activities generated by the Company in the six months ended June 30, 2001 were primarily attributable to net income of $21.9 million after adding back non-cash activities combined with a decrease in accounts receivable of $33.0 million, which were partially offset by decreases in accounts payable of $5.1 million and accrued compensation of $3.0 million combined with an increase in inventories of $3.0 million.

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


Factors That May Affect Operating Results

All statements contained in this Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. Forward-looking statements in this Report on Form 10-Q/A include, without limitation statements regarding: the Company's beliefs regarding the effect of standard product sales on net revenues; the Company's plans for production and inventory levels; the Company's future products or product developments; fluctuations in the Company's results of operations; low visibility into future customer demand and oversupply situations; future research and development spending and the Company's product development strategy; levels of international sales; future expansion or utilization of manufacturing capacity; future expenditures; the composition of the Company's net revenues; fluctuations in results of operations; semiconductor supply and demand; declines in manufacturing yields; the Company's intentions and expectations regarding capital equipment purchases and cash requirements; the defense and outcome of present and future litigation claims; current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially from the results set forth in or implied by such forward looking statements are set forth below. Additional factors that may affect these forward looking statements and the Company's operating results are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

Because the standard products market for integrated circuits is diverse and highly fragmented, we encounter different competitors in our various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than we do. Due to the increasing demands for integrated circuits, we expect intensified competition from existing integrated circuit suppliers and the entry of new competition. Increased competition could adversely affect our financial condition or results of operations. There can be no assurance that we will be

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

We have made four strategic acquisitions in the past two years: Synergy Semiconductor in November 1998, Altos Semiconductor Inc. in December 1999, Electronic Technology Corporation in April 2000, and most recently Kendin Communications Inc. in May 2001

On May 30, 2001, the Company completed the acquisition of Kendin Communications Inc., a fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. The integration of Kendin will place a burden on our management team and infrastructure. There can be no assurances that Kendin will be effectively assimilated into our business.

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

Proposal No. 1 - Election of five members of the Board of Directors:

The following persons were duly elected to the Board by the shareholders for a one year term and until their successors are elected and qualified:

      NOMINATION               FOR                ABSTAINED
      ----------          ------------          -------------
    Raymond D. Zinn        68,574,199             13,181,341
    Warren H. Muller       81,213,642                541,898
    Larry L. Hansen        81,235,845                519,695
    George Kelly           81,235,489                520,051
    Dale L. Peterson       81,237,313                518,227


Proposal No. 2 - Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2001:


      NOMINATION            FOR          AGAINST       ABSTAINED
    -------------       ---------      ----------      ---------
Deloitte & Touche LLP   81,703,791       48,804          2,945



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

   2.1 Agreement and Plan of Merger and Reorganization among Micrel, Incorporated, Kournikova Acquisition Sub, Inc., Kendin Communications Inc., and with respect to Articles VIII and IX only, John C.C. Fan, as Stockholders' Agent, dated May 4, 2001. (1)

  10.1 Loan and Security Agreement between Micrel, Incorporated and Bank of the West, dated June 29, 2001. (2)

(1) Incorporated herein by reference to exhibit 10.1 filed with the Company's registration statement on Form S-3 filed with the SEC on June 22, 2001.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, in which this exhibit bears the same number unless otherwise noted.

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



                                    MICREL, INCORPORATED
                                    --------------------
                                      (Registrant)



Date: April 1, 2002       By     /s/    Richard D. Crowley, Jr.
                                 ---------------------------------
                                        Richard D. Crowley, Jr.
                                     Vice President, Finance and
                                        Chief Financial Officer
                                       (Authorized Officer and
                                      Principal Financial Officer)