Form 10-Q/A
period 2001-09-30
MICREL INC
filed 2002-04-01
CIK 932111

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

                               EXPLANATORY NOTE

On January 28, 2002, Micrel, Incorporated (the "Company" or "Micrel") announced that it would restate its consolidated financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. This restatement relates to the Company's past method of setting the exercise price of certain employee stock options which results in stock compensation expenses and related payroll and income tax effects that had not been recorded in previously issued financial statements. This amendment includes in Item 1 of Part I such restated consolidated financial statements for the three and nine month period ended September 30, 2001, and other information in Item 2 of Part I relating to such restated consolidated financial statements. Information regarding the effect of the restatement on the Company's financial position and results of operations is provided in Note 2 of Notes to Condensed Financial Statements included in Item 1 of Part I of this amendment.

Except for items related to the restatement, no other information included in the original Report on Form 10-Q for the quarter ended September 30, 2001, is amended by this amendment.

                             MICREL, INCORPORATED
                                    INDEX TO
                             REPORT ON FORM 10-Q/A
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                         Page
                                                                         ----

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets, Restated
            - September 30, 2001 and December 31, 2000                     4

           Condensed Consolidated Income Statements, Restated
            - Three and Nine Months Ended September 30, 2001 and 2000      5

           Condensed Consolidated Statements of Cash Flows, Restated
            - Three and Nine Months Ended September 30, 2001 and 2000      6

           Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       22



                         PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings                                                23

Item 6.  Exhibits and Reports on Form 8-K                                 24


         Signature                                                        25

ITEM 1.    FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                September 30,   December 31,
                                                    2001           2000 (1)
                                                -------------   ------------
                                                  Restated(2)    Restated(2)
                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $ 131,389       $  86,137
  Short-term investments                              3,255          36,953
  Accounts receivable, net                           25,487          62,843
  Inventories                                        33,112          28,983
  Other current assets                                1,993           1,565
  Deferred income taxes                              26,737          24,989
                                                  ---------       ---------
    Total current assets                            221,973         241,470

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET           122,666         112,125
INTANGIBLE ASSETS, NET                                4,150           5,775
OTHER ASSETS                                          1,311             378
                                                  ---------       ---------
TOTAL                                             $ 350,100       $ 359,748
                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                $  11,914       $  21,342
  Income taxes payable                                  725          11,805
  Deferred income on shipments to distributors       10,226          14,224
  Other current liabilities                          12,589          15,902
  Current portion of long-term debt                   4,563           5,429
                                                  ---------       ---------
    Total current liabilities                        40,017          68,702

LONG-TERM DEBT                                        1,865           5,327
OTHER LONG-TERM OBLIGATIONS                             943           3,884

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none        -               -
  Common stock, no par value - authorized:
   250,000,000 shares; issued and outstanding:
   2001 - 92,761,489 shares;
   2000 - 90,641,922 shares                         190,900         164,713
  Deferred stock compensation                       (46,052)        (46,020)
  Accumulated other comprehensive loss                  (26)            (32)
  Retained earnings                                 162,453         163,174
                                                  ---------       ---------
    Total shareholders' equity                      307,275         281,835
                                                  ---------       ---------
TOTAL                                             $ 350,100       $ 359,748
                                                  =========       =========

(1) Derived from the restated audited balance sheet included in the Annual
     Report on Form 10-K/A of Micrel, Incorporated for the year ended
     December 31, 2000.
(2) See Note 2 of Notes to condensed consolidated financial statements regarding the restatement of financial statements.

See Notes to Condensed Consolidated Financial Statements.

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                 (Unaudited)
                   (In thousands, except per share amounts)

                                  Three Months Ended      Nine Months Ended
                                     September 30,            September 30,
                                ---------------------   ---------------------
                                   2001        2000        2001        2000
                                ---------   ---------   ---------   ---------
                               Restated(1) Restated(1) Restated(1) Restated(1)
NET REVENUES                    $  45,064   $  94,682   $ 170,789   $ 243,939

COST OF REVENUES*                  29,838      39,986      96,842     105,703
                                ---------   ---------   ---------   ---------
GROSS PROFIT                       15,226      54,696      73,947     138,236
                                ---------   ---------   ---------   ---------

OPERATING EXPENSES:
  Research and development         12,684      11,175      38,181      30,044
  Selling, general and
   administrative                   7,680      11,846      26,733      33,079
  Amortization of deferred
   stock compensation*              2,593       1,742       6,887       3,875
  Non-recurring acquisition
   expenses*                          -            -        8,894          -
                                ---------   ---------   ---------   ---------
    Total operating expenses       22,957      24,763      80,695      66,998
                                ---------   ---------   ---------   ---------
INCOME (LOSS) FROM OPERATIONS      (7,731)     29,933      (6,748)     71,238

OTHER INCOME, NET                   1,157       1,465       4,317       3,012
                                ---------   ---------   ---------   ---------
INCOME (LOSS) BEFORE INCOME
 TAXES                             (6,574)     31,398      (2,431)     74,250

PROVISION (BENEFIT) FOR INCOME
 TAXES                             (4,820)     10,147      (1,710)     24,025
                                ---------   ---------   ---------   ---------
NET INCOME (LOSS)               $  (1,754)  $  21,251   $    (721)  $  50,225
                                =========   =========   =========   =========

NET INCOME PER SHARE:
  Basic                         $   (0.02)  $    0.24   $   (0.01)  $    0.57
                                =========   =========   =========   =========
  Diluted                       $   (0.02)  $    0.21   $   (0.01)  $    0.51
                                =========   =========   =========   =========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
  Basic                            92,533      89,811      91,786      88,829
                                =========   =========   =========   =========
  Diluted                          92,533      99,394      91,786      97,891
                                =========   =========   =========   =========

*Amortization of deferred stock
  compensation related to:
   Cost of revenues             $     803   $     654   $   2,314   $   1,421
                                =========   =========   =========   =========

Operating expenses:
  Research and development      $   1,382   $     966   $   3,625   $   2,223
  Selling, general and
   administrative                   1,211         776       3,262       1,651
                                ---------   ---------   ---------   ---------
  Amortization of deferred stock
   compensation                     2,593       1,742       6,887       3,875

  Non-recurring acquisition
   expenses                            -           -        2,007          -
                                ---------   ---------   ---------   ---------
    Total operating expenses    $   2,593   $   1,742   $   8,894   $   3,874
                                =========   =========   =========   =========

(1) See Note 2 of Notes to condensed consolidated financial statements regarding the restatement of financial statements.

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                       Nine Months Ended
                                                        September  30,
                                                    -----------------------
                                                       2001        2000
                                                    ----------   ----------
                                                    Restated(1)  Restated(1)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES     $   40,124   $   70,761
                                                    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements    (32,922)     (41,516)
  Purchases of short-term investments                  (30,541)    (121,659)
  Proceeds from sales and maturities of
   short-term investments                               64,245      126,236
                                                    ----------   ----------
    Net cash provided by (used in) investing
     activities                                            782      (36,939)
                                                    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                          (4,328)      (3,979)
  Proceeds from the issuance of common stock            11,830       20,511
  Repurchase of common stock                            (3,156)          -
                                                    ----------   ----------
     Net cash provided by financing activities           4,346       16,532
                                                    ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               45,252       50,354

CASH AND CASH EQUIVALENTS - Beginning of period         86,137       20,078
                                                    ----------   ----------
CASH AND CASH EQUIVALENTS - End of period           $  131,389   $   70,432
                                                    ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                        $      494   $      756
                                                    ==========   ==========
    Income taxes                                    $    8,896   $   22,674
                                                    ==========   ==========
  Non-cash transactions:
    Deferred stock compensation                     $   11,240   $   32,884
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

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's restated Annual Report on Form 10-K/A.

Net Income (loss) per Common and Equivalent Share - Basic net income (loss) per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,            September 30,
                                ---------------------   ---------------------
                                   2001        2000        2001        2000
                                ---------   ---------   ---------   ---------
                               Restated(1) Restated(1) Restated(1) Restated(1
Weighted average common shares
 outstanding                       92,533      89,811      91,786      88,829
Dilutive effect of stock
 options outstanding using
 the treasury stock method             -        9,567          -        9,062
                                ---------   ---------   ---------   ---------
Shares used in computing
 diluted net income per share      92,533      99,378      91,786      97,891
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

The following table sets forth the adjustments to the statements of income data resulting from the restatement for the three and nine month periods ended September 30, 2001 and 2000. It also sets forth the adjustments to the balance sheet data as of September 30, 2001 and December 31, 2000. For each period, the table begins with the data under the "As Previously Reported" column which sets forth the originally reported data on Form 10-
Q. The second column of each period sets forth the data "As Restated" which accounts for the adjustments in compensation expenses and related tax

                              MICREL INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

effects referred to in the preceding paragraph. The "As Restated" columns also reflect a reclassification of Kendin stock compensation amounts (totaling $345,000 and $197,000 in the three months ended September 30, 2001 and 2000, respectively and $1.0 million and $367,000 in the nine months ended September 30, 2001 and 2000, respectively), which were not shown as a separate stock compensation line item in the originally reported data, but were included in the applicable operating expense categories. The only line items included here are those for which there have been adjustments to the originally reported data.

Statements of Income Data:
                                 Three Months Ended      Three Months Ended
                                 September 30, 2001      September 30, 2000
                                --------------------    --------------------
                                    As                      As
                                Previously      As      Previously       As
                                 Reported    Restated    Reported    Restated
                                ---------   ---------   ---------   ---------
Cost of revenues                $  28,992   $  29,838   $  39,121   $  39,986
Research and development           12,834      12,684      10,779      11,175
Selling, general and
 administrative                     7,750       7,680      11,660      11,846
Amortization of deferred
 stock compensation                    -        2,593          -        1,742
Income (loss) from operations      (4,512)     (7,731)     33,122      29,933
Provision (benefit) for
 income taxes                      (3,393)     (4,820)     11,415      10,147
Net income (loss)                      38      (1,754)     23,172      21,251
Net income (loss) per share:
  Basic                              0.00       (0.02)       0.26        0.24
  Diluted                            0.00       (0.02)       0.23        0.21

Statements of Income Data:
                                  Nine Months Ended       Nine Months Ended
                                 September 30, 2001      September 30, 2000
                                --------------------    --------------------
                                    As                      As
                                Previously      As      Previously       As
                                 Reported    Restated    Reported    Restated
                                ---------   ---------   ---------   ---------
Cost of revenues                $  94,349   $  96,842   $ 103,758   $ 105,703
Research and development           38,376      38,181      29,292      30,044
Selling, general and
 administrative                    26,916      26,733      32,529      33,079
Amortization of deferred
 stock compensation                    -        6,887          -        3,875
Income (loss) from operations       2,254      (6,748)     78,360      71,238
Provision (benefit) for
 income taxes                       3,093      (1,710)     26,856      24,025
Net income (loss)                   3,478        (721)     54,516      50,225
Net income (loss) per share:
  Basic                              0.04       (0.01)       0.61        0.57
  Diluted                            0.04       (0.01)       0.55        0.51

                              MICREL INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Balance Sheet Data:
                                As of September 30,     As of December 31,
                                         2001                   2000
                               --------------------   -----------------------
                                   As                      As
                               Previously      As      Previously       As
                                Reported    Restated    Reported    Restated
                               ---------   ---------   ---------   ---------
Deferred income taxes             25,242      26,737      23,838      24,989
Other current liabilities          8,779      12,589      12,967      15,902
Common stock                     136,879     190,900     116,139     164,713
Deferred stock compensation       (3,985)    (46,052)     (4,524)    (46,020)
Retained earnings                175,514     162,453     172,036     163,174

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

The table below sets forth combined revenues and net income of Micrel and Kendin for the three months ended March 31, 2001 and the three and nine months ended September 30, 2000:

                                           Three       Three        Nine
                                           Months      Months      Months
                                           Ended       Ended       Ended
                                         March 31, September 30, September 30,
                                            2001        2000        2000
                                         ---------  -----------  -----------
Net revenues:
  Micrel                                 $  64,855   $  86,549    $ 229,707
  Kendin                                    10,096       8,133       14,232
                                         ---------   ---------    ---------
    Total                                $  74,951   $  94,682    $ 243,939
                                         =========   =========    =========

Net income:
  Micrel (Restated, see Note 2)          $   9,388   $  20,038    $  49,551
  Kendin                                       284       1,213          674
                                         ---------   ---------    ---------
    Total                                $   9,672   $  21,251    $  50,225
                                         =========   =========    =========

4.   INVENTORIES

Inventories consist of the following (in thousands):

                                                September 30,   December 31,
                                                    2001           2000
                                                -------------   ------------
                                                  Restated(2)    Restated(2)
   Finished goods                                 $   10,415      $   9,929
   Work in process                                    19,851         17,040
   Raw materials                                       2,846          2,014
                                                   ---------      ---------
                                                   $  33,112      $  28,983
                                                   =========      =========

                              MICREL INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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


7.   COMPREHENSIVE INCOME

Comprehensive income (loss), which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was a loss of $1.8 million and $715,000 for the three and nine months ended September 30, 2001, respectively, and income of $21.3 million and $50.3 million for the three and nine months ended September 30, 2000, respectively.

8.   SEGMENT REPORTING

The Company operates under two reportable segments, standard products and custom and foundry products.


                            Net Revenues by Segment
                            (Dollars in thousands)

                                  Three Months Ended      Nine Months Ended
                                     September 30,            September 30,
                                ---------------------   ---------------------
                                   2001        2000        2001        2000
                                ---------   ---------   ---------   ---------
Net Revenues:
Standard Products               $  36,594   $  77,159   $ 140,500   $ 186,204
Custom and Foundry Products         8,470      17,523      30,289      57,735
                                ---------   ---------   ---------   ---------
   Total net revenues           $  45,064   $  94,682   $ 170,789   $ 243,939
                                =========   =========   =========   =========

As a Percentage of Total
 Net Revenues:
Standard Products                     81%         81%         82%         76%
Custom and Foundry Products           19%         19%         18%         24%
                                ---------   ---------   ---------   ---------
   Total net revenues                100%        100%        100%        100%
                                =========   =========   =========   =========

                              MICREL INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

                              MICREL INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                  Three Months Ended      Nine Months Ended
                                     September 30,            September 30,
                                ---------------------   ---------------------
                                   2001        2000        2001        2000
                                ---------   ---------   ---------   ---------
                               Restated(1) Restated(1) Restated(1) Restated(1)
Net revenues                      100.0%      100.0%      100.0%       100.0%
Cost of revenues                   66.2        42.2        56.7         43.3
                                ---------   ---------   ---------   ---------
  Gross profit                      33.8        57.8        43.3        56.7
Operating expenses:
  Research and development          28.2        11.8        22.4        12.3
  Selling, general and
   administrative                   17.0        12.5        15.6        13.6
  Amortization of deferred
   stock compensation                5.8         1.9         4.0         1.6
  Non-recurring acquisition
   expenses                           -           -          5.2          -
                                ---------   ---------   ---------   ---------
    Total operating expenses        51.0        26.2        47.2        27.5
                                ---------   ---------   ---------   ---------
Income(loss) from operations       (17.2)       31.6        (3.9)       29.2

Other income, net                    2.6         1.5         2.5         1.2
                                ---------   ---------   ---------   ---------
Income(loss) before income
 taxes                             (14.6)       33.1        (1.4)       30.4

Provision(benefit) for income
 taxes                             (10.7)       10.7        (1.0)        9.8
                                ---------   ---------   ---------   ---------
Net income                          (3.9)%      22.4%       (0.4)%      20.6%
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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, manufacturing utilization, product mix, average selling prices and product yields. The Company's gross margin decreased to 34% for the three months ended September 30, 2001 from 58% for the comparable period in the prior year. For the nine months ended September 30, 2001, gross margin decreased to 43% from 57% for the comparable period in the prior year. The decrease in gross margin primarily reflected decreased capacity utilization, a reduced mix of higher margin standard products and custom products and a decrease in average selling prices compared to the same periods in 2000.

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

As a percentage of net revenues, research and development expenses represented 28% and 12% for the three months ended September 30, 2001 and 2000, respectively. On a dollar basis, research and development expenses increased $1.5 million or 14% to $12.7 million for the three months ended September 30, 2001 from $11.2 million for the comparable period in 2000. For the nine months ended September 30, 2001 and 2000, research and development expenses represented 22% and 12% of net revenues, respectively. On a dollar basis, research and development expenses increased $8.1 million or 27% to $38.2 million for the nine months ended September 30, 2001 from $30.0 million for the comparable period in 2000. The dollar increases were primarily due to increased engineering staffing costs and increased prototype fabrication costs and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17% and 13% for the three months ended September 30, 2001 and 2000, respectively. On a dollar basis, selling, general and administrative expenses decreased $4.2 million or 35% to $7.7 million for the three months ended September 30, 2001 from $11.8 million for the comparable period in 2000. For the nine months ended
September 30, 2001 and 2000, selling, general and administrative expenses represented 16% and 14% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses decreased $6.3 million or 19% to $26.7 million for the nine months ended September 30, 2001 from $33.1 million for the comparable period in 2000. The dollar decreases were principally attributable to decreased sales commissions costs.

Non-recurring acquisition expenses. Non-recurring acquisition expenses reflect $6.9 million in direct transaction costs and $2.0 million in stock compensation costs related to the acquisition of Kendin Communications.

Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". For the quarter ended September 30, 2001 total amortization of deferred stock compensation was $3.4 million of which $803,000 was included in cost of revenues and $2.6 million was included in amortization of deferred stock compensation. For the quarter ended September 30, 2000 total amortization of deferred stock compensation was $2.4 million of which $654,000 was included in cost of revenues and $1.7 million was included in amortization of deferred stock compensation. For the nine months ended September 30, 2001 total amortization of deferred stock compensation was $11.2 million of which $2.3 million was included in cost of revenues, $6.9 million was included in amortization of deferred stock compensation and $2.0 million was included in non-recurring acquisition expenses. For the nine months ended September 30, 2000 total amortization of deferred stock compensation was $5.3 million of which $1.4 million was included in cost of revenues and $3.9 million was included in amortization of deferred stock compensation.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Provision (Benefit) for Income Taxes. For the three and nine months ended September 30, 2001, the provision for income taxes was a benefit of $4.8 million and $1.7 million, respectively. The income tax amounts reflect the Company's revised year 2001 estimated annual effective tax rate of 70% of loss before tax. The estimated 2001 rate differs from taxes computed at the federal statutory rate due to the effect of non-deductible acquisition expenses and state taxes offset by benefits from federal and state research and development credits, and state manufacturing credits. For the three and nine months ended September 30, 2000, the provision for income taxes was 32%. The estimated 2000 rate differs from taxes computed at the federal statutory rate due to the effect of state taxes offset by benefits from the foreign sales corporation, federal and state research and development credits and state manufacturing credits.

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

The Company's working capital increased by $9.2 million to $182.9 million as of September 30, 2001 from $172.8 million as of December 31, 2000. The increase was primarily attributable to a $11.5 million increase in cash, cash equivalents and short-term investments, and a $4.1 million increase in inventories, combined with a $28.7 million decrease in current liabilities, which were partially offset by a $37.4 million decrease in accounts receivable.

The Company's cash flows from operating activities was $40.1 million for the nine months ended September 30, 2001 compared to $70.8 million for the same period in the prior year. This decrease was primarily due to reduced net income. The cash flows from operating activities generated by the Company in the nine months ended September 30, 2001 were primarily attributable to net income of $22.7 million after adding back non-cash activities combined with a decrease in accounts receivable of $37.4 million, which were partially offset by a decrease in accounts payable of $9.4 million combined with an increase in inventories of $4.1 million.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company's international sales are primarily denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company's products in the local currencies of the foreign markets it serves. This would result in making the Company's products relatively more expensive than its competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments.

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



                                           MICREL, INCORPORATED
                                    ---------------------------------
                                               (Registrant)



Date: April 1, 2002      By   /s/    Richard D. Crowley, Jr.
                            -----------------------------------
                                    Richard D. Crowley, Jr.
                                  Vice President, Finance and
                                    Chief Financial Officer
                                    (Authorized Officer and
                                     Principal Financial Officer)