Form 10-K
period 2001-12-31
MICREL INC
filed 2002-04-01
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001.

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
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or Organization)                       Identification No.)


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,704,855,144 based upon the closing sales price of the Common Stock as reported on the Nasdaq Stock Marketr on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2002, the Registrant had outstanding 93,177,492 shares of Common Stock.

                           _______________________

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2002 are incorporated by reference in Part III of this Report.

  This report on Form 10-K includes 68 pages with the Index to Exhibits located on page 66.

                             MICREL, INCORPORATED

                                   INDEX TO

                          ANNUAL REPORT ON FORM 10-K

                       FOR YEAR ENDED DECEMBER 31, 2001



                                                                          Page
                                                                          ----

                                    PART I


Item 1.   Business                                                         3
Item 2.   Properties                                                      17
Item 3.   Legal Proceedings                                               18
Item 4.   Submission of Matters to a Vote of Security Holders             19

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related
           Shareholder Matters                                            20
Item 6.   Selected Financial Data                                         21
Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            22
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk      37
Item 8.   Financial Statements and Supplementary Data                     37
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                       37

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant              38
Item 11.  Executive Compensation                                          40
Item 12.  Security Ownership of Certain Beneficial Owners and Management  41
Item 13.  Certain Relationships and Related Transactions                  41

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                       42


          Signatures                                                      65

                                    PART I

ITEM 1.  BUSINESS

Recent Developments

On January 28, 2002, Micrel, Incorporated (the "Company" or "Micrel") announced that it would restate its consolidated financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. This restatement relates to the Company's past method of setting the exercise price of certain employee stock options which results in stock compensation expenses and related payroll and income tax effects that had not been recorded in previously issued financial statements. It should be noted that Micrel sought outside professional advice prior to implementation of the option grant method that resulted in the unintentional consequence of stock compensation charges. Information regarding the effect of the restatement on the Company's financial position and results of operations is provided in Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, the Quarterly Reports on Form 10-Q/A for the quarters ended March 31, June 30 and September 30, 2001 and the Current Report on Form 8-K/A filed on April 1, 2002.


General

   The Company was incorporated in California in July 1978. References to the "Company" and "Micrel" refer to Micrel, Incorporated and subsidiaries, which also does business as Micrel Semiconductor. The Company's principal executive offices are located at 2180 Fortune Drive, San Jose, California 95131. The Company's telephone number is (408) 944-0800.

   Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits and mixed-signal and digital integrated circuits. The Company currently ships over 1,400 standard products and has derived the majority of its product revenue for the year ended December 31, 2001 from sales of standard analog integrated circuits for power management. These analog power circuits are used in a wide variety of electronic products, including those in the computer, telecommunications and industrial markets. For the years ended December 31, 2001, 2000, and 1999, the Company's standard products accounted for 84%, 79%, and 78%, respectively, of the Company's net revenues. In addition, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services for a diverse range of customers who produce electronic systems for communications, consumer and military applications. With the Company's acquisition of Synergy Semiconductor ("Synergy") in November 1998, the Company broadened its standard product offerings to include high performance bipolar integrated circuits sold to customers within the communications, industrial and computing markets. This product portfolio is comprised of more than 200 products including communication transceivers, clock generators, distribution/clock recovery circuits as well as high-speed logic and memory. In April 2000, Micrel completed its acquisition of Electronic Technology Corporation ("ETC"), a company specializing in mixed signal and analog design with a complete portfolio of voltage supervisor and microprocessor reset circuits. These products are highly complementary with the Company's power products portfolio since they accurately monitor the power supplies of critical system components (e.g. microprocessors) and signal the microprocessor to reset if the voltage to the device falls out of the specified operating range. In May 2001, Micrel completed its acquisition of Kendin Communications, Inc. ("Kendin"), a privately held fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. This acquisition enabled Micrel to enter the high growth Ethernet market with a family of Ethernet Switch products targeting the SOHO (Small Office, Home Office) and Enterprise networking markets. This product portfolio consists of transceiver and switch devices that support various Ethernet protocols supporting communication transmission speeds from 10 megabits per second to 100 megabits per second. Micrel's Kendin operations are developing products to serve the gigabit Ethernet communication protocol. The Kendin transaction has been accounted for as a pooling of interests, and accordingly all financial statements presented have been restated to include the Kendin results.

   Continuing trends in the communications, networking and computing markets have created demand for power analog circuits, which control, regulate, convert and route voltage and current in electronic systems. This demand for power analog circuits has been fueled by the growth of battery powered cellular telephones and computing devices and the emergence of lower voltage microprocessors and Personal Computer Memory Card International Association ("PCMCIA") standards for peripheral devices. The Company sells a wide range of regulators, references and switches designed for cellular telephones and laptop computers. Micrel was one of the first companies to offer analog products for the PCMCIA Card and universal serial bus ("USB") market. In additional to USB power switches the Company now offers a family of transceiver products to support USB connectivity from a PC to a USB equipped peripheral at data rates up to 12 Megabits per second. The Company recently introduced a family of Hot Swap Power controllers for the Compact Peripheral Control Interface ("CompactPCI") bus standard used extensively in PC servers, networking equipment and industrial control applications. These devices support 24 hours a day, 7 days per week operations by enabling customers to remove and insert printed circuit boards during system operation. Future families of hot swap controllers are being developed to address the higher voltage requirements of the telecommunications market. The Company also offers standard analog products that address other markets, including power supplies and industrial, defense, avionics and automotive electronics.

   In addition to power and thermal management products, Micrel also offers a family of highly integrated RF products. These QwikRadioT products enable customers to develop wireless control systems significantly improving the consumer experience of their products. Applications for the QwikRadioT products include remote keyless entry for automobiles, TV remote controls, wireless game controllers, keyboards and mice.

   The Company's standard mixed-signal and digital integrated circuits are used primarily for enterprise switch networks, storage area networks and metropolitan area networks. With the demand for bandwidth in these networks continuing to increase, Micrel has developed a family of fiber optic module components to support higher data rates. With form factor and size reductions critical to the continued growth of this technology, Micrel has utilized its own process technology and innovative packaging to address these challenges.

   With the acquisition of Altos Semiconductor ("Altos") in November 1999, Micrel entered the thermal management market. These mixed signal devices accurately measure the temperature at various "hot spots" in electronic systems and initiate system cooling by turning on fans or if necessary initiate a controlled system shutdown. The continuing trend to provide more processing power in smaller form factors (e.g. notebook PCs, Personal Digital Assistants ("PDAs")) creates demand for thermal management devices.

   In addition to standard analog and mixed signal products, Micrel offers customers various combinations of design, process and foundry services. Through interaction with customers in its custom and foundry business, we have been able to enhance our design and process technology capabilities, which in turn provides engineering and marketing benefits to its standard products business.

   The supply of semiconductors can quickly and unexpectedly match or exceed demand because customer end demand can change very quickly and semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates as customers adjust their inventories to true demand rates. Customers continuously adjust their inventories resulting in frequent changes in demand for our products.

   The semiconductor industry experienced such a change in the supply and demand situation during 2000 and 2001. In the fourth quarter of 2000 and during 2001, customers in the high speed communications end market, and the contract manufacturing firms that serve this market, adjusted their demand on component suppliers as they coped with high levels of inventory and sharply
reduced demand for their end products.   In addition, the slowing of global
economic growth during 2001 led to lower order rates from customers serving the telecommunications, industrial and computer end markets as they adjusted to lower demand for their products. The rapid build-up of semiconductor inventories in global sales channels caused lead times for components to fall
precipitously during 2001.   Due to the combination of excess supply, reduced
demand and lower lead times, new orders rates declined and a significant amount of previously placed orders were cancelled during the first half of 2001. The corresponding reduction in backlog has left the Company, like most semiconductor suppliers, with extremely limited visibility into future customer demand. Customers appear to be placing orders on an "as needed" basis due to short supplier lead times combined with the uncertain macroeconomic outlook. The low backlog and uncertainty of customer demand significantly limits our ability to predict future levels of sales and profitability.

Industry Background

   Analog Circuit, Mixed-Signal and Digital Integrated Circuits Markets

   Integrated circuits may be divided into three general categories - digital, analog (also known as "linear") and mixed-signal. Digital circuits, such as memories and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values, "1" or "0." Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition, process, and measure or control real world variables such as current, sound, temperature, pressure or speed. Mixed-signal integrated circuits combine analog and digital functions on one chip.

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

   Cellular telephones, which are composed of components and subsystems that utilize several different voltage levels, require multiple power analog circuits to precisely regulate and control voltage. Manufacturers continue to pack more processing power and functionality into smaller form factors placing severe demands on the battery. To maintain or extend talk times demands high performance power management products. With the introduction of new color displays, "boost" voltage regulators are now required to step up the battery voltage to the higher voltage required to backlight the display with white or blue LEDs (Light Emitting Diodes). Several manufacturers are also adding USB connectivity to their cellular phones to enable efficient downloads from their PCs or PDAs and Micrel offers a family of USB transceivers to support this emerging trend.

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

   The rapid adoption of the Internet for information exchange, in business and consumer markets, has led to a significant increase in the need for broadband communications technology. In addition, the use of more media-rich technologies on the Internet, like graphics and movies with high bandwidth requirements, has led to a growing need to increase the speed and capacity of the Internet infrastructure. One major trend within the communications industry is the worldwide adoption and deployment of high-speed fiber optic networks. Such networks require the use of high-speed optical modules and this is driving the demand for ultra-high speed laser drivers, signal conditioning, clock recovery and post processing in order to attain data rates in excess of 10 Gigabits per second.

   In the networking market, Ethernet has been widely adopted as the communication standard. Ethernet ports are now being provided on equipment ranging from PCs and PC peripherals such as printers to Games consoles. This is driving rapid growth in the SOHO market to connect multiple PCs and Peripherals with the home or office. With its acquisition of Kendin Communications, Micrel has entered this market with leadership products and technology. With the continued development of the Ethernet standard to Gigabit and now 10 Gigabit data rates it is now starting to challenge the SONET standard in the Metropolitan Area Network. Product development is underway at Micrel to support these higher data rates.

Micrel's Strategy

   Micrel seeks to capitalize on the growth opportunities within the high-performance analog and mixed-signal semiconductor market. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and its manufacturing expertise. The Company also seeks to capitalize on the growth opportunities within the high performance bipolar semiconductor market. The Company has expanded upon its core competencies through the addition of Synergy's expertise in the synchronous optical network ("SONET") and fiber channel arenas. The Synergy design team, process technology and wafer fabrication facility complement the historical Micrel core strengths. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

- Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 1,400 standard products, with net revenues from standard products generating 84% of the Company's net revenues for the year ended December
31, 2001. Micrel believes that its long-term growth will depend substantially on its ability to increase standard products sales in its existing markets and to penetrate new standard products markets. The
Company, however, will pursue additional custom and foundry business as opportunities arise.

- Target Power Analog, High-Speed Mixed-signal and Digital Markets. Micrel has leveraged its expertise in power analog circuits by addressing market opportunities in cellular telephones, battery powered computers and desktop personal computers. A majority of the Company's standard products net revenues for the year ended December 31, 2001 were derived from products relating to power management. Through the acquisitions of Synergy Semiconductor, Altos Semiconductor, ETC and Kendin the Company has gained expertise in high-speed, mixed-signal and system-level digital integrated circuits, required to address the high bandwidth and local area network communication markets as well as increase its penetration of the power and thermal management markets.

- Maintain Technological Leadership. The Company seeks to utilize its design strengths and its process expertise to enhance what the Company believes are its competitive advantages in LDO regulators, ECL logic products, high-speed communications devices, PCMCIA and USB devices. In order to maintain its technology leadership, the Company has developed plans for successive generations of products with increased functionality. The Company now has its sub-micron bipolar process in production and has recently released the first product, a 10 Gigabit line receiver on its high speed silicon germanium process.


- Develop/Acquire New Complementary Businesses. The Company seeks to identify complementary business opportunities building on its core strengths in the analog and mixed signal area. During the past year the Company has significantly expanded its product scope through the acquisition of Kendin's high performance transceiver and switch products that address local area network communication applications. The Company has also expanded its product portfolio to include hot swap power controllers, thermal management products and voltage supervisors. This enables Micrel to provide a more complete solution to its customers and facilitates the Company's growth.

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

                           Net Revenues by Segment
                            (Dollars in thousands)


                                                 Years Ended December 31,
                                            ---------------------------------
                                               2001        2000        1999
                                            ---------   ---------   ---------
Net Revenues:
Standard Products                           $ 183,103   $ 275,306   $ 155,979
Custom and Foundry Products                    34,705      71,029      44,037
                                            ---------   ---------   ---------
      Total net revenues                    $ 217,808   $ 346,335   $ 200,016
                                            =========   =========   =========

As a Percentage of Total Net Revenues:
Standard Products                                 84%         79%         78%
Custom and Foundry Products                       16          21          22
                                            ---------   ---------   ---------
      Total net revenues                         100%        100%        100%
                                            =========   =========   =========

   For a discussion of the changes in net revenues from period to period, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Standard Products

   In recent years, the Company has directed a majority of its development, sales and marketing efforts towards standard products in an effort to address the larger markets for these products and to broaden its customer base. The Company offers power analog circuits that address certain high growth markets including cellular telephones, battery powered computers and desktop personal computers. The Company's remaining power management standard products address other markets, including power supplies and industrial, defense, avionics, and automotive electronics. The Company offers a variety of standard products that serve the communications market including high-speed mixed-signal and digital integrated circuits sold to customers within the networking, communications and computing markets.

   Portable Battery Powered Computer Market. The Company makes power analog circuits for laptop, palmtop computers and PDAs. Products in this growing segment are differentiated on the basis of power efficiency, weight, small size and battery life.

   Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel supplies a range of high performance LDO regulators and higher efficiency switching regulators that convert, regulate, switch and control the DC voltages used in cellular telephones. Micrel's SuperBeta PNPT LDO and CMOS regulators enable cellular telephones to continue to operate effectively until the battery is almost completely exhausted. Micrel products are designed to reduce board space and decrease system cost. The introduction of new, large display technologies to the cellular handset has created a demand for new "boost" converters to provide higher voltages from single cell lithium batteries. This includes products for both electro-luminescent and color LCD displays. In addition, Micrel offers switch mode power supply ("SMPS") regulators that convert AC to useable DC power in battery chargers and cellular base stations.

   Universal Serial Bus Market. Universal Serial Bus ("USB") is a novel method of connecting computer peripherals to a host computer that improves upon the bandwidth and ease-of-use of previously used computer interconnect solutions. In addition to implementing data communications between the connected devices, USB also provides a power source capable of powering the peripheral. Micrel believes that it is the leader in the design and manufacture of circuits that safely control the delivery of this power source. Micrel's latest generation of USB devices are the first to support the new Advanced Control and Power Interface ("ACPI") standard for lower power consumption. Micrel has also added to its USB product portfolio recently with the introduction of a family of USB transceivers to support connectivity from the PC host to a USB peripheral at data rates up to 12 Megabits per second.

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

   Power Supply Market. Most electronic equipment includes a power supply that converts and regulates the electrical power source into usable current for the equipment. During 2001 Micrel introduced a new family of high voltage switching controllers for the telecommunications market capable of supporting extreme transient line voltages up to 180V. Applications for this family include ADSL line cards, high voltage DC-DC modules and Voice over IP (VOIP) phones and related networking equipment. In addition to SMPS controllers and single chip SMPS regulators, Micrel offers a full line of MOSFET drivers, voltage references, LDOs and Super LDOs.

   Automotive Electronics Market. Micrel's LDO products, including the line of monolithic SuperBeta PNP TM LDO regulators, have been designed in for such automotive controller applications and safety features as automotive airbags and antilock brake systems. For each of the years ended December 31, 2001, 2000, and 1999, the automotive electronics market represented less than 2% of net revenues.


   General Purpose Analog. Micrel sells a variety of general purpose analog products including high speed, low power op-amps, comparators, fan controllers and intelligent protected power switches. The Company also has available for sale a broad portfolio of voltage supervisors and microprocessor reset circuits provided by its acquisition of ETC. All of these general purpose devices were focused on low voltage and low current applications.

   Thermal Management. Micrel's thermal management products, based on the technology acquired from Altos Semiconductor, address the need to accurately measure temperature in several system locations and control cooling fans. The ability to measure temperature accurately allows customers to optimize system performance and is critical to both the reliability and operating life of today's electronic systems. Micrel's thermal management technology enables high accuracy at low system cost by sensing the temperature at each location using only one pin connection.

   Hot Swap Controllers. Micrel's hot swap power controllers support the requirement for 24/7 operation in servers and communications equipment. These products allow customers to upgrade or replace system boards without having to power down the system. This family offers the industry's most integrated hot swap solution for CompactPCIT applications. These devices build on Micrel's expertise in power control and distribution and target the PC server and industrial computing market segments. A dual channel hot swap controller was recently introduced to support Intel's ItaniumT 64-bit microprocessor for the latest generation of PC servers. During the year the Company also introduced its first products for the higher voltage telecommunications and networking equipment markets.

   Radio Frequency Data Communications. Micrel's QwikRadioTM family of radio frequency ("RF") receivers are designed for use in any system requiring a cost effective, low data-rate wireless link. Typical examples include garage door openers, wireless computer peripherals, lighting and fan controls, utility metering, automotive keyless entry and security systems. The Company also introduced the MICRF500, its first RF transceiver product capable of supporting data rates up to 115 Kilobits per second. This device is particularly well suited for home and industrial automation products as well as wireless game controllers and PC peripherals.

   Networking and High-Speed Communications Circuits Market. The Company's Synergy subsidiary has directed a majority of its development, sales and marketing efforts towards high-speed media interface for SONET/synchronous digital hierarchy ("SDH") markets. The Synergy subsidiary also develops and produces communications products targeted at fiber optic modules and wave division multiplex ("WDM"), dense wave division multiplex ("DWDM") modules as well as clock recovery, clock distribution and level translation circuits. Micrel entered the Ethernet networking market with its acquisition of Kendin Communications in May 2001. Micrel's networking products transmit, receive and switch data in local area networks utilizing Ethernet data transmission protocols. Micrel's Kendin operations offers a broad range of physical layer
(PHY), Media Access Controllers (MACs) and switch products for the 10/100 Megabit Ethernet standard. The primary applications for the switch products are home and small office computer networks, VOIP phones and media converters, used to convert signals transmitted optically over fiber to standard cable (copper) and vice versa. Single 10/100 Megabit PHYs are also used in set-top boxes, cable modems, game consoles, printers, copiers and a host of other PC peripherals. Micrel's Kendin operations also recently introduced a Gigabit MAC and is currently developing a family of switch and PHY products for Gigabit Ethernet together with several products in support of the emerging 10 Gigabit Ethernet standard.

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

Sales, Distribution and Marketing

   The Company sells its products through a worldwide network of independent sales representative firms and distributor firms and through a direct sales staff. In the year ended December 31, 2001, sales through North American distributor firms accounted for 12% of the Company's net revenues.

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

   Sales to customers in North America, Asia and Europe accounted for 39%, 50% and 11%, respectively, of the Company's net revenues for the year ended December 31, 2001 compared to 58%, 32% and 10%, respectively, of the Company's net revenues for the year ended December 31, 2000 and 52%, 37% and 11%, respectively, of the Company's net revenues for 1999. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, is included in Note 12 of Notes to Consolidated Financial Statements.

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


Customers

   For the year ended December 31, 2001 one customer, Galaxy, accounted for 11% of the Company's net revenues. For the year ended December 31, 2000 one customer, Future Electronics (a distributor), accounted for 10% of the Company's net revenues. For the year ended December 31, 1999 no customer accounted for 10% or more of the Company's net revenues.
Design and Process Technology

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

The Company utilizes third party wafer fabrication foundries for advanced CMOS fabrication processes that are not available in-house. Currently all of Micrel's Kendin operations networking products are fabricated at third party foundry suppliers.

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

   The Company's analog design engineers principally focus on developing next generation standard products. The Company's new product development strategy emphasizes a broad line of standard products that are based on customer input and requests. The Company often develops new standard analog products with the cooperation of customers in order to better ensure market acceptance. The Company is currently developing products to expand its line of USB and PCMCIA switches, SMPS regulators, LDOs, MOSFET drivers and RF transmitters and receivers. New development areas in analog standard products include high speed, low power operational amplifiers, thermal management devices, hot swap power controllers, display drivers and voltage supervisors.

   The Company's mixed-signal design engineers principally focus in two areas. The first is high speed, low noise media driving and clock/data recovery devices used in communication and advanced computer systems. New product development in this area includes high speed Current Mode Logic ("CML") for optical networking, high speed, precision timing devices for next generation 64-bit servers, fiber optic module components for 10Gbps (OC-192) optical networking, and communications transceivers for OC-48 and 10 Gigabit Ethernet
applications.   The second area of focus is Ethernet based local area network devices. New product development in this area includes three and five port switches for the SOHO market, switch products for internet protocol telephony, and switch products for business enterprises. The Company has also developed a media access controller for the gigabit Ethernet market and has begun development of transceiver and switch products for gigabit Ethernet applications.

   In 2001, 2000, and 1999 the Company spent $51.3 million $42.2 million, and $29.6 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities. The Company is currently developing, and may in the future develop, certain types of standard products with which the Company has only limited experience. Certain of these new standard products will be targeted at emerging market segments in which the Company has not previously participated. Additionally, there can be no assurance that the Company will be able to identify new standard product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others.

Patents and Intellectual Property Protection

   The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide competitive advantage to the Company. The Company currently holds 63 United States patents on semiconductor devices and methods, with various expiration dates through 2020. The Company has applications for 39 United States patents pending. The Company holds 71 issued foreign patents and has applications for 18 foreign patents pending. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will issue or will be issued with the scope of the claims sought by the Company.

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


Supply of Materials and Purchased Components

   Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products which is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. Micrel's Kendin operations wafer supply is dependent upon a single large third party wafer foundry supplier. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have an adverse effect on the Company's financial condition, results of operations, or cash flows. The Company has rarely experienced delays in obtaining raw materials, which have adversely affected production.

Manufacturing

    The Company produces the majority of its wafers at the Company's wafer fabrication facilities located in San Jose and Santa Clara, California while a small percentage of wafer fabrication is subcontracted to outside foundries, including 100% of Micrel's Kendin operations wafer requirements. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 24,800 square foot clean room facility, which provides production processes. The San Jose facility is classified as a Class 10 facility, which means that the facility achieves a clean room level of fewer than 10 foreign particles larger than 0.5 microns in size in each cubic foot of space. The facility uses six-inch wafer technology. The Company leases approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility.

   In November 1998, in connection with its acquisition of Synergy, the Company acquired a 70,000 square foot office and manufacturing facility in Santa Clara, California containing a 9,000 square foot clean room facility, which provides production processes. The Santa Clara facility was upgraded from a Class 10 facility to Class 1 in 1999. The facility uses six-inch wafer technology. The Company is currently in the process of expanding these clean room facilities with an additional 5,000 square foot Class 1 clean room expected to be placed in use in 2002.

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

   Because the standard products market for analog integrated circuits is diverse and highly fragmented, the Company encounters different competitors in its various market areas. The Company's principal analog circuit competitors include Linear Technology Corporation, Maxim Integrated Products, Inc., and National Semiconductor Corporation in one or more of its product areas. Other competitors include Texas Instruments, Motorola, On Semiconductor, and certain Japanese manufacturers. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. Due to the increasing demands for analog circuits, the Company expects intensified competition from existing analog circuit suppliers and the entry of new competitors. The Company's principal competitors for products targeted at the high bandwidth communications market are On Semiconductor, Applied Micro Circuits Corp., Maximum Integrated Products, Inc., Vitesse Semiconductor Corporation and Conexant. The primary competitors for the Micrel's Kendin operations networking products are Broadcom Corporation, Marvell Technology Group Ltd. and a number of smaller Taiwanese companies.

   With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products and price. The Company believes that it competes favorably in all these areas.

Backlog

   At December 31, 2001, the Company's backlog was approximately $20 million, all of which was scheduled to be shipped during the first six months of 2002. At December 31, 2000, the Company's backlog was approximately $87 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders required to be shipped within the next six months. Shipments to United States, Canadian and certain other international distributors are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


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

Employees

   As of December 31, 2001, the Company had 895 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

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

   Associated with the acquisition of Kendin, the Company also maintains additional administrative and technical offices at a 10,936 square foot facility located in Mountain View, California under a lease agreement that expires in March 2003.

   Associated with the acquisition of ETC, the company maintains a 12,175 square foot design facility in Huxley, Iowa. This facility is owned by the Company.

   The Company also leases small sales and technical facilities located in Medford, NJ; Coppell, TX; Seattle, WA; Irvine, CA; Raleigh, NC; Seoul, Korea; Taipei, Taiwan; Tokyo, Japan; Newbury, U.K.; Livingston, Scotland; and Frankfurt, Germany.

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

   On July 2, 1999, National Semiconductor Corporation ("National"), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringes five National Semiconductor patents. The complaint in the lawsuit seeks unspecified compensatory damages for infringement, and treble damages as well as permanent injunctive relief against further infringement of the National patents at issue. The Company intends to continue defending itself against these claims. The litigation is currently in the motion and discovery phase. An initial trial date has been set by the Court for September 16, 2002.

   On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company intends to continue to defend itself against these claims. The case is currently in the discovery and motion phase and no trial date has been set.

   On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claims that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741, which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. A notice of appeal of the Judgment was filed by Linear with the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. After briefing and oral argument by both companies, on December 28, 2001 the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. The Company intends to continue to vigorously defend itself against the claims set forth in the lawsuit.

   On June 16, 1999, Paul Boon ("Boon" or "plaintiff"), an ex-employee of the Company, filed a complaint in the Superior Court of California entitled Paul Boon v. Micrel Incorporated, dba Micrel Semiconductor, alleging breach of employment contract, discrimination based upon age, and wrongful termination in violation of public policy. On October 12, 2000, Boon filed an amended complaint alleging breach of an implied covenant of good faith and fair dealing, and breach of written agreement, in addition to the original causes of action. On February 23, 2001, a jury decided that the Company had breached an employment contract with plaintiff and awarded plaintiff $1.3 million. On April 13, 2001, the Company filed a motion for judgement notwithstanding the verdict or alternatively, a motion for new trial. On May 18, 2001, the Court granted the Company's motion, issuing an order that vacated and set aside the judgement in favor of Boon, and ordered a new trial on all issues. A new trial date was set for July 16, 2001. Prior to the beginning of trial, the parties settled the matter. On July 27, 2001, the case was dismissed by the Court.

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

   In the fourth quarter of 2001, no matters were submitted to a vote of security holders.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

   The Company's Common Stock is listed on the Nasdaq Stock Market under the Symbol "MCRL". The range of daily closing sales prices per share for the Company's Common Stock from January 1, 2000 to December 31, 2001 was:

Year Ended December 31, 2001:                 High         Low
   Fourth quarter                           $ 32.81      $ 18.15
   Third quarter                            $ 36.10      $ 19.29
   Second quarter                           $ 40.47      $ 23.50
   First quarter                            $ 48.94      $ 26.94

Year Ended December 31, 2000:                 High         Low

   Fourth quarter                           $ 67.00      $ 28.75
   Third quarter                            $ 76.44      $ 41.44
   Second quarter                           $ 53.81      $ 29.78
   First quarter                            $ 62.06      $ 27.19

   The reported last sale price of the Company's Common Stock on the Nasdaq Stock Market on December 31, 2001 was $24.30. The approximate number of holders of record of the shares of the Company's Common Stock was 200 as of March 15, 2002. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of March 15, 2002 was approximately 10,000.

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

Unregistered Sales of Securities. In April 2000, in connection with the acquisition of ETC, the Company issued 152,234 shares of Common Stock in exchange for the outstanding shares of capital stock of ETC. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In May 2001, in connection with the acquisition of Kendin, the Company issued 6,138,635 shares of Common Stock in exchange for the outstanding shares of capital stock of Kendin. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated fiancial statements and related notes thereto.

                                          Years Ended December 31,
                              ------------------------------------------------
                                2001      2000      1999      1998      1997
                              --------  --------  --------  --------  --------
                                  (in thousands, except per share amounts)
Income Statement Data:
Net revenues                  $217,808  $346,335  $200,016  $144,935  $105,170
Cost of revenues*              126,242   149,083    89,572    72,953    50,284
                              --------  --------  --------  --------  --------
  Gross profit                  91,566   197,252   110,444    71,982    54,886
Operating expenses:
  Research and development      51,306    42,201    29,563    21,373    16,032
  Selling, general and
   administrative               32,862    45,319    29,399    22,562    17,763
  Amortization of deferred
   stock compensation*.          9,572     6,060     2,109       753       197
  Non-recurring acquisition
   expenses*                     8,994        -         -         -         -
  Purchased in-process
   technology                       -         -        603     3,737        -
                              --------  --------  --------  --------  --------
    Total operating expenses   102,634    93,580    61,674    48,425    33,992
                              --------  --------  --------  --------  --------
Income (loss) from operations  (11,068)  103,672    48,770    23,557    20,894
Other income, net                6,086     4,739       692     1,138       974
                              --------  --------  --------  --------  --------
Income (loss) before
  income taxes                  (4,982)  108,411    49,462    24,695    21,868
Provision (benefit) for
 income taxes                   (5,534)   35,104    16,019     9,304     7,068
                              --------  --------  --------  --------  --------
    Net income                $    552  $ 73,307  $ 33,443  $ 15,391  $ 14,800
                              ========  ========  ========  ========  ========

Net income per share:
  Basic                       $   0.01  $   0.82  $   0.39  $   0.19  $   0.19
                              ========  ========  ========  ========  ========
  Diluted                     $   0.01  $   0.75  $   0.36  $   0.18  $   0.18
                              ========  ========  ========  ========  ========

Shares used in computing
 per share amounts:
  Basic                         91,888    89,242    85,762    82,258    77,640
                              ========  ========  ========  ========  ========
  Diluted                       98,092    98,186    92,906    85,878    84,527
                              ========  ========  ========  ========  ========

*Amortization of deferred
  stock compensation
  related to:
    Cost of revenues          $  3,141  $  2,202  $    926  $    275  $     64
                              ========  ========  ========  ========  ========
    Operating expenses:
  Research and development    $  5,047  $  3,347  $  1,444  $    467  $     68
  Selling, general and
   administrative                4,525     2,713       665       286       129
  Amortization of deferred
   stock compensation            9,572     6,060     2,109       753       197
                              --------  --------  --------  --------  --------
  Non-recurring acquisition
   expenses                      2,007        -         -         -         -
                              --------  --------  --------  --------  --------
    Total operating expenses  $ 11,579  $  6,060  $  2,109  $    753  $    197
                              ========  ========  ========  ========  ========

                                                December 31,
                              ------------------------------------------------
                                2001      2000      1999      1998      1997
                              --------  --------  --------  --------  --------
                                                (in thousands)
Balance Sheet Data:
  Working capital             $196,940  $172,768  $ 91,629  $ 55,206  $ 40,939
  Total assets                 354,813   359,748   214,171   152,207    89,432
  Long-term debt                 1,299     5,327     8,854    14,007       552
  Total shareholders' equity   313,330   281,835   157,258   100,693    70,526

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Recent Developments

On January 28, 2002, Micrel announced that it would restate its consolidated financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. This restatement relates to the Company's past method of setting the exercise price of certain employee stock options which results in stock compensation expenses and related payroll and income tax effects that had not been recorded in previously issued financial statements. It should be noted that Micrel sought outside professional advice prior to implementation of the option grant method that resulted in the unintentional consequence of stock compensation charges. Information regarding the effect of the restatement on the Company's financial position and results of operations is provided in Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, the Quarterly Reports on Form 10-Q/A for the quarters ended March 31, June 30 and September 30, 2001 and the Current Report on Form 8-K/A filed on April 1, 2002.



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

   On May 30, 2001, the Company completed the acquisition of Kendin, a privately held fabless semiconductor company that designs, develops and markets high performance integrated circuits for the communications and networking markets. Under the terms of the merger agreement, the Company issued 6,138,635 shares of Common Stock and options to purchase 645,097 shares of Common Stock in exchange for all outstanding Kendin securities and options to purchase Kendin securities. The transaction has been accounted for as a pooling of interests, and accordingly all financial statements presented have been restated to include the Kendin results. Associated with the acquisition the Company recorded $8.9 million in non-recurring acquisition expenses in the quarter ended June 30, 2001. The non-recurring expenses consisted of $6.9 million in transaction costs and $2.0 million in stock compensation charges.

   The Company derives a substantial portion of its net revenues from standard products. For 2001, 2000, and 1999 the Company's standard products sales accounted for 84%, 79%, and 78%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Critical Accounting Policies

   The financial statements included in this Form 10-K and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements. Management bases its estimates and judgements on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 14 of this Form 10-K. The Company considers certain accounting policies related to revenue recognition, inventory valuation, income taxes, and litigation to be critical to the fair presentation of its financial statements.

   Revenue Recognition. The Company defers recognition of revenue derived from sales to domestic, Canadian, and certain other international distributors until such distributors resell the Company's products to their customers. Sales to stocking representatives and O.E.M. customers are recognized upon shipment. The Company estimates returns and warranty costs and provides an allowance as revenue is recognized. Actual future returns could exceed the returns allowance established.

   Inventory Valuation. The Company has taken adjustments to write-down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required.

   Income Taxes. As of December 31, 2001, the Company has net deferred tax assets of $24.5 million, resulting from temporary timing differences between book and tax valuation of assets and liabilities. The Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets.

   Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation. See
Item 3, Legal Proceedings, of this report on Form 10-K.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                             Years Ended
                                                             December 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
        Net revenues                                       100.0%      100.0%
        Cost of revenues                                    58.0        43.0
                                                         --------    --------
          Gross profit                                      42.0        57.0
        Operating expenses:
          Research and development                          23.6        12.2
          Selling, general and administrative               15.1        13.1
          Amortization of deferred stock compensation        4.4         1.8
          Non-recurring acquisition expenses                 4.0          -
                                                         --------    --------
            Total operating expenses                        47.1        27.1
          Income (loss) from operations                     (5.1)       29.9
          Other income, net                                  2.8         1.4
                                                         --------    --------
          Income (loss) before income taxes                  (2.3)       31.3
          Provision (benefit) for income taxes               (2.6)       10.1
                                                         --------    --------
          Net income                                          0.3%       21.2%
                                                         ========    ========

   Net Revenues. Net revenues decreased 37% to $217.8 million for the year ended December 31, 2001 from $346.3 million in 2000 due primarily to lower standard product revenues and lower custom and foundry revenues. Standard product revenues decreased to $183.1 million, which represented 84% of net revenues for the year ended December 31, 2001, compared to $275.3 million and 79% of net revenues for 2000. This decrease resulted from decreased unit shipments across all significant product lines and end markets except Ethernet communications, combined with decreases in average selling prices. Sales of standard products were led by low dropout regulators, Ethernet communications products, high bandwidth communications products and computer peripheral products. Such products were sold to manufacturers in the computing, Ethernet communications, high bandwidth communications, telecommunications, and industrial markets. Custom and foundry revenues decreased to $34.7 million, which represented 16% of net revenues for the year ended December 31, 2001, compared to $71.0 million and 21% of net revenues for 2000. Such decreases were due primarily to decreased sales of custom high bandwidth communications products and to a lesser extent decreased foundry sales.

   The supply of semiconductors can quickly and unexpectedly match or exceed demand because customer end demand can change very quickly and semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. Customers continuously adjust their inventories resulting in frequent changes in demand for our products.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)

   The semiconductor industry experienced such a change in the supply and demand situation during 2000 and 2001. In the fourth quarter of 2000 and during 2001, customers in the high speed communications end market, and the contract manufacturing firms that serve this market, adjusted their demand on component suppliers as they coped with high levels of inventory and sharply
reduced demand for their end products.   In addition, the slowing of global
economic growth during 2001 led to lower order rates from customers serving the telecommunications, industrial and computer end markets as they adjusted to lower demand for their products. The decline in new order rates resulted in a sequential decline in the Company's revenues for the first three quarters of 2001. The rapid build-up of semiconductor inventories in global sales channels caused lead times for components to fall precipitously during 2001. The perceived overabundance of semiconductors combined with uncertain demand for their end products led the Company's customers to move to a just-in-time order pattern as they worked to reduce inventories. Due to the combination of excess supply, reduced demand and lower lead times, new orders rates declined and a significant amount of previously placed orders were cancelled during the first half of 2001. The corresponding reduction in backlog has left the Company, like most semiconductor suppliers, with extremely limited visibility into future customer demand. Customers appear to be placing orders on an "as needed" basis due to short supplier lead times combined with the uncertain macroeconomic outlook. The low backlog and uncertainty of customer demand significantly limits our ability to predict future levels of sales and profitability.

   For the year ended December 31, 2000, net revenues increased 73% to $346.3 million from $200.0 million in 1999 due primarily to higher standard product revenues and, to a lesser extent, higher custom and foundry revenues. Standard product revenues increased to $275.3 million, which represented 79% of net revenues for the year ended December 31, 2000, compared to $156.0 million and 78% of net revenues for 1999. Such increases resulted from increased unit shipments combined with an increase in average selling prices. Sales of standard products were led by the increased sales of low dropout regulators, high bandwidth communications products and computer peripheral products. Such products were sold to manufacturers in the high bandwidth communications, telecommunications, and industrial markets. Custom and foundry revenues increased to $71.0 million, which represented 21% of net revenues for the year ended December 31, 2000, compared to $44.0 million and 22% of net revenues for 1999. Such increases were due primarily to increased sales of custom high bandwidth communications products and to a lesser extent increased foundry sales.

   International sales represented 61%, 42%, and 48% of net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. On a dollar basis, international sales decreased 9% to $132.6 million for the year ended December 31, 2001 from $145.9 million for the comparable period in 2000. The dollar decrease in international sales resulted from decreased unit shipments to manufacturers of personal computers and communications products primarily in Europe and to a lessor extent Asia.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin decreased to 42% for the year ended December 31, 2001 from 57% for the year ended December 31, 2000. The decrease in gross margin primarily reflected decreased capacity utilization, a reduced mix of higher margin standard products and custom products and a decrease in average selling prices compared to the same periods in 2000.

   For the year ended December 31, 2000, the Company's gross margin increased to 57% from 55% for the year ended December 31, 1999. The improvement in gross margin reflected higher average selling prices, an increased mix of higher gross margin products and increases in manufacturing efficiency due to greater capacity utilization.

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

   As a percentage of net revenues, research and development expenses represented 24% and 12% for the years ended December 31, 2001 and 2000. On a dollar basis, research and development expenses increased $9.1 million or 22% to $51.3 million for the year ended December 31, 2001 from $42.2 million in 2000. The dollar increases were primarily due to increased engineering staffing costs and increased prototype fabrication costs and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

   For the years ended December 31, 2000 and 1999, research and development expenses represented 12% and 15% of net revenues, respectively. On a dollar basis, research and development expenses increased $12.6 million or 43% to $42.2 million for the year ended December 31, 2000 from $29.6 million in 1999. The dollar increases were primarily due to increased engineering staffing costs and increased prototype material costs.

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 15% and 13% for the years ended December 31, 2001 and 2000, respectively. On a dollar basis, selling, general and administrative expenses decreased $12.5 million or 27% to $32.9 million for the year ended December 31, 2001 from $45.3 million for the comparable period in 2000. The dollar decreases were principally attributable to decreased sales commissions and decreased profit sharing accruals.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


   For the years ended December 31, 2000 and 1999, selling, general and administrative expenses represented 13% and 15% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses increased $15.9 million or 54% to $45.3 million for the year ended December 31, 2000 from $29.4 million for the comparable period in 1999. The dollar increases were principally attributable to increased commissions and staffing costs associated with the growth of the Company's revenues, increased legal costs, and increased profit sharing accruals

   Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company's practices in effect through December 2001 related to employee stock option pricing resulted in stock compensation expense under APB 25. For the year ended December 31, 2001 total amortization of deferred stock compensation was $14.7 million of which $3.1 million was included in cost of revenues, $9.6 million was included in amortization of deferred stock compensation and $2.0 million was included in non-recurring acquisition costs. For the year ended December 31, 2000 total amortization of deferred stock compensation was $8.3 million of which $2.2 million was included in cost of revenues and $6.1 million was included in amortization of deferred stock compensation. For the year ended December 31, 1999 total amortization of deferred stock compensation was $3.0 million of which $1.0 million was included in cost of revenues and $2.1 million was included in amortization of deferred stock compensation.

   Non-recurring acquisition expenses. Non-recurring acquisition expenses reflect $6.9 million in direct transaction costs and $2.0 million in stock compensation costs related to the acquisition of Kendin.

   Purchased In-Process Technology. On December 15, 1999, the Company acquired all the outstanding capital stock of Altos for a cash purchase price of $1.8 million. The transaction was accounted for as a purchase. Approximately $1.7 million of the total purchase cost was allocated to intangible assets. Of that amount, $603,000 was allocated to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, for which the Company recorded charges in the year ended December 31, 1999.

   Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities and other non operating income, offset by interest expense incurred on term notes. Other income, net increased by $1.3 million to $6.1 million in 2001 from $4.7 million in 2000. This increase were primarily due to the receipt of insurance proceeds of $1.1 million in 2001, combined with decreased interest expense due to a reduction in the average balances of term notes.

   For the year ended December 31, 2000, other income, net increased by $4.0 million to $4.7 million from $692,000 in 1999. This increase was primarily due to an increase in average cash and investment balances combined with increased rate of returns on such balances.

   Provision (benefit) for Income Taxes. For the year ended December 31, 2001 the benefit for income taxes was $5.5 million or 111% of loss before taxes. The 2001 benefit for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of federal and state research and development credits, and state manufacturing credits. For each of the years ended December 31, 2000 and 1999 the provision for taxes on income was 32% of income before taxes. The 2000 and 1999 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefit from the foreign sales corporation, federal and state research and development credits, and state manufacturing credits.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of Common Stock. Principal sources of liquidity at December 31, 2001 consisted of cash and short-term investments of $133 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5 million under a revolving line of credit and
(ii) $10 million under a non-revolving line of credit. There were no borrowings under these agreements at December 31, 2001. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on June 30, 2002 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expires on June 30, 2002. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.75% at December 31, 2001), or the bank's revolving offshore rate, which approximates LIBOR (1.88% at December 31, 2001) plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate, the bank's non-revolving offshore rate, which approximates LIBOR plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (4.21% at December 31, 2001) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (2.09% at December 31, 2001) plus 2.75%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 2001.

   The non-revolving bank line of credit that is covered by the loan agreement described above, can be used to fund purchases of capital equipment whereby the Company may borrow up to 100% of the acquisition cost. Amounts borrowed under this credit line are automatically converted to four-year installment notes. All equipment notes are collateralized by the value of manufacturing equipment underlying the specified amounts advanced under the non-revolving bank line of credit.

   As of December 31, 2001, the Company had $4.9 million outstanding under term notes (see Note 5 of Notes to Consolidated Financial Statements contained in Item 14).

   The Company's working capital increased by $24.1 million to $196.9 million as of December 31, 2001 from $172.8 million as of December 31, 2000. The increase was primarily attributable to increases in cash, cash equivalents and short-term investments of $10.4 million, prepaid expenses and other of $7.2 million and inventories of $6.4 million combined with decreases in income taxes payable of 11.8 million, accounts payable of $8.6 million, deferred income of $4.4 million and accrued compensation of $3.0 million, which were partially offset by a decrease in accounts receivable of $34.6 million.

   The Company generated $43.6 million in cash flows from operating activities for the year ended December 31, 2001 compared to $115.4 million for the year ended December 31, 2000. This decrease in cash flows provided by operating activities was primarily due to decreased net income adjusted for non-cash activities. For the year ended December 31, 2001 the Company's cash flows provided by operating activities were primarily attributable to net income of $45.3 million after adding back non-cash activities and a decrease in accounts receivable of $34.6 which were partially offset by increases in prepaid expenses and other of $7.2 million and inventories of $6.4 million combined with decreases in accounts payable of $8.6 million, deferred income of $4.4 million and accrued compensation of $3.0 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


   The Company's investing activities during the year ended December 31, 2001 used cash of $1.9 million as compared to $67.8 million of cash used in investing activities during the year ended December 31, 2000. This decrease in cash used for investing activities was primarily due to a reduction in purchases of equipment and leasehold improvements combined with an increase in proceeds from the net sale of short-term investments. Cash used for investing activities during the year ended December 31, 2001 resulted primarily from net purchases of $35.7 million of equipment and leasehold improvements that were primarily for wafer fab and testing equipment, which was partially offset by net sales of short-term investments of $33.9 million.

   The Company's financing activities during the year ended December 31, 2001 provided cash of $2.5 million as compared to cash provided of $18.5 million during the year ended December 31, 2000. Cash provided by financing activities during the year ended December 31, 2001 was the result of $15.6 million in proceeds from the issuance of Common Stock through the exercise of employee stock options and purchases through the employee stock purchase plan, which was partially offset by repurchases of Common Stock of $7.3 million and $5.8 million in repayments of long-term debt.

   The Company currently intends to purchase approximately $10 million to $20 million in capital equipment during the next twelve months primarily for the purchase of additional wafer and test manufacturing equipment and leasehold improvements. The Company's Board of Directors has approved the repurchase of up to $20 million of Common Stock during 2002. The Company expects that its cash requirements through 2002 will be met by its cash from operations, existing cash balances and short-term investments, and its credit facilities.


Factors That May Affect Operating Results

   The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1 ("Business"), Item 3 ("Legal Proceedings"),
Item 7. ("Management's Discussion and Analysis of Financial Condition and Results of Operations") and in the additional factors set forth below.

The Company is exposed to risks because of the recent slowdown in the global economy.

Recently, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence and concerns about inflation, and reduced corporate profits and capital spending. The technology related end markets that the Company serves such as the high-speed communications, computing and telecommunications markets have been greatly effected by this economic slowdown. As a result of these unfavorable economic conditions, the Company has experienced lower levels of new customer order rates and lower

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


revenue levels. If these weak economic conditions in the global economy continue or worsen, or if a wider global economic recession materializes, the Company's business, financial condition and results of operations may be materially and adversely affected.


The Company's operating results may fluctuate because of a number of factors, many of which are beyond the its control.

If the Company's operating results are below the expectations of public market analysts or investors, then the market price of its Common Stock could decline. Some of the factors that affect the Company's quarterly and annual results, but which are difficult for the Company to control or predict are:

- the volume and timing of orders received
- changes in the mix of products sold
- market acceptance of the Company's products and its customers' products
- competitive pricing pressures
- cyclical semiconductor industry conditions
- dependence on third party suppliers
- the ability to introduce new products on a timely basis
- the timing of new product announcements and introductions by the Company or its competitors
- the timing and extent of research and development expenses
- fluctuations in manufacturing yields
- the ability to hire and retain key technical and management personnel
- access to advanced process technologies
- the timing and extent of process development costs
- the current California energy crisis

Customer demand for the Company's products is volatile and difficult to predict

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

   The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns. These downturns have been characterized by diminished product demand, accelerated erosion of selling prices and over capacity levels as well as rapidly changing technology and evolving industry standards. Management believes that the semiconductor industry is currently in such a downturn and that the decrease in our net revenues from $346.3 million for the year ended December 31, 2000, to $217.8 million for the year ended December 31, 2001 is primarily due to this downturn. The Company's net revenues may continue to be adversely affected if this downturn continues. In general, the Company may experience future substantial period-to-period fluctuations in its business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

The Company's gross margin is dependent upon a number of factors, including the level of capacity utilization.

   Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment is not fully absorbed, resulting in higher average unit costs and lower sales margins. The decline in new customer order rates in 2001 has resulted in reduced capacity utilization of the Company's factories as it has attempted to match production with anticipated customer demand. The Company's gross margins have declined as a result of this reduced utilization of production capacity. Gross margins may deteriorate further should production activity be curtailed in response to lower customer demand in the future.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


Dependence on third-party manufacturing and supply relationships increases the risk that the Company will not have an adequate supply of products to meet demand or that its cost of materials will be higher than expected.

   The Company faces many risks associated with its dependence upon third parties that manufacture, assemble or package certain of our products. These risks include:

- reduced control over delivery schedules and quality
- risks of inadequate manufacturing yields and excessive costs
- the potential lack of adequate capacity during periods of excess demand
- difficulties selecting and integrating new subcontractors
- limited warranties on wafers or products supplied to us
- potential increases in prices
- potential misappropriation of the Company's intellectual property

   Any of these risks may lead to increased costs or delay delivery of the Company's products, which would harm its profitability and customer relationships.

   Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors. As a result, Micrel is subject to the risk that a foundry will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply. Also, there is a risk that third party manufacturer will cease production on an older or lower volume process that it uses to produce the Company's products. The Company cannot be certain that its outside manufacturers will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of its products are based. Each of these events could increase the Company's costs and harm its ability to deliver our products on time.

The Company's product offering is concentrated and are highly dependent on certain select end markets.

The Company currently sells a significant portion of its products in the high speed communications, computer, networking and wireless handset markets.
 These markets are characterized by short product life cycles, rapidly changing customer demand, evolving and competing industry standards and seasonal demand trends. Additionally, there can be no assurance that these markets will continue to grow. If the markets for high speed communications, computers, networking or wireless handsets that the Company serves fail to grow, or grows more slowly than it currently anticipates, or if there is increased competition in these markets, the Company's business, results of operations and financial condition could be adversely affected.

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

The Company's Ethernet products have become an important portion of the Company's revenues with the acquisition of Kendin. If the Company fails to develop new products to serve this market in a timely manner, or if a competitor's products unfavorably effect pricing or demand for the Company's products, the Company's revenues and results of operations could be adversely effected.

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

The Company is reliant on certain key suppliers for wafer fabrication, circuit assembly and testing services. Most of these suppliers are based outside of the U.S. The Company's supply could be interrupted as a result of any of the previously mentioned risk factors relating to international markets.

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

The Company is subject to the a risk of litigation and regulatory action in connection with the restatement of its financial statements, and the potential liability from any such litigation or regulatory action could harm its business.

	On January 28, 2002, the Company announced that it would restate its consolidated financial statements for the fiscal years ended December 31, 1998, 1999, and 2000, and the fiscal quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. As a result of this restatement, the Company could become subject to litigation or regulatory proceedings, or both. As of the date hereof, the Company is not aware of any litigation having been commenced against it related to this restatement. However, such litigation could be commenced against the Company in the future and, if so, the Company cannot predict the outcome of any such action at this time. However, if an unfavorable result occurred in any such action, the Company's business and financial condition could be harmed. In addition, regulatory agencies, such as the Securities and Exchange Commission, could commence a formal investigation of the Company's restatement. At this time management cannot predict whether or not any regulatory investigation related to the restatement will be commenced or, if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against the Company, its business and financial condition could be harmed. The restatement also involves certain tax issues that we need to resolve with the appropriate taxing authorities. The Company cannot predict the results of any discussions with these authorities with respect to the tax implications of the restatement.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (CONTINUED)


The Company's future success depends in part on the continued service of its key design engineering, sales, marketing and executive personnel and its ability to identify, hire and retain additional personnel.

   There is intense competition for qualified personnel in the semiconductor industry, in particular design engineers, and the Company may not be able to continue to attract and train engineers or other qualified personnel necessary for the development of its business or to replace engineers or other qualified personnel who may leave its employ in the future. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to the Company's product and process development programs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 2001, the Company held $3.1 million in short-term investments consisting of corporate debt securities (commercial paper) with maturities of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2001, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At December 31, 2001, the Company had fixed rate long-term debt of approximately $2.2 million. A hypothetical 10 percent decrease in interest rates would not have a material impact on the fair market value of this debt. The Company does not hedge any interest rate exposures.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements are set forth on pages 43 through 64, which follow Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:

EXECUTIVE OFFICERS

   The executive officers of the Company, and their ages as of March 15, 2002, are as follows:

          Name                 Age                   Position
---------------------------    ---    ----------------------------------------
Raymond D. Zinn                 64    President, Chief Executive Officer
                                      and Chairman of the Board

Robert Whelton                  62    Executive Vice President of Operations

Robert J. Barker                55    Vice President, Corporate Business
                                       Development

Richard D. Crowley, Jr.         45    Vice President, Finance and Chief
                                       Financial Officer

Mark Downing.                   41    Vice President, Marketing

Carlos Laber                    50    Vice President, Design Engineering

Tian-I Liou, Ph.D               47    Vice President and General
                                       Manager of Kendin Operations

Mark Lunsford                   44    Vice President, World-Wide Sales

Carlos Mejia                    51    Vice President, Human Resources

Barry Small                     53    Vice President, Wafer Fabrication
                                       Division

Scott Ward                      47    Vice President, Test Division

Thomas Wong                     46    Vice President, High Bandwidth Products

J. Vincent Tortolano            52    Vice President, General Counsel,
                                       and Secretary

Richard Zelenka                 46    Vice President, Quality Assurance

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

   Mr. Whelton joined the Company as Executive Vice President of Operations in January 1998. From 1996 to 1997, Mr. Whelton was employed by Micro Linear Corp., where he held the position of Executive Vice President in charge of operations, design, sales and marketing. Prior to Micro Linear, Mr. Whelton was employed by National Semiconductor Corp., from 1985 to 1996 where he held the position of Vice President of the Analog Division. Mr. Whelton holds a B.S.E.E. from U.C. Berkeley, and a M.S.E.E. from the University of Santa Clara.
   Mr. Barker has served as Vice President, Corporate Business Development since October 1999. Mr. Barker also served as the Company's Secretary from May 2000 until May 2001. From April 1994 to September 1999 he held the position of Vice President, Finance and Chief Financial Officer. From April 1984 until he joined Micrel, Mr. Barker was employed by Waferscale Integration, Inc., where his last position was Vice President of Finance and Secretary. Prior to 1984, Mr. Barker held various accounting and financial positions at Monolithic Memories and Lockheed Missiles and Space Co. He holds a B.S. in Electrical Engineering and a M.B.A. from University of California at Los Angeles.

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

   Mr. Downing joined the Company as Vice President, Marketing in December 2000. Prior to joining the Company he was employed by Pericom Semiconductor Corporation as its Vice President, Marketing from October 1997 to December 2000. From 1988 to 1997 Mr. Downing was employed by National Semiconductor in various marketing management positions in their international sales and marketing operations and their Analog division. He holds a BSc in Physics from the University of Aston in Birmingham, England and an M.B.A. from the Open University, Milton Keynes, England.

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

   Dr. Liou joined the Company in May 2001 as Vice President and General Manager of Kendin Operations. Prior to joining Micrel, Dr. Liou founded Kendin Communications, Inc. in 1996 and held the position of President, Chief Executive Officer, and Director until the acquisition of Kendin by Micrel in May of 2001. Prior to founding Kendin, Dr. Liou co-founded Winbic Semiconductor, Inc. in 1990. Prior to 1990 Dr. Liou held various positions at Performance Semiconductor and National Semiconductor. Dr. Liou holds a B.S. in Electrical Engineering from National Cheng Kung University, Taiwan, and M.S. and Ph.D. degrees in Electrical Engineering from Rice University, Texas.

   Mr. Lunsford joined the Company in September 2001 as Vice President World-Wide Sales. Prior to joining Micrel, Mr. Lunsford was Director of Marketing and Business Development at Broadcom Corporation from 2000 to 2001. Prior to 2000, Mr. Lunsford held the position of Vice President World-Wide Sales at Pivotal Technologies from 1999 until Pivotal was acquired by Broadcom in 2000.
 Prior to 1999 Mr. Lunsford held various senior level management positions at Advanced Micro Devices from 1984 to 1999. He holds a B.S. degree in Mechanical Engineering from the University of California, Davis.

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

   Mr. Tortolano joined the Company in August 2000 as its Vice President, General Counsel. Mr. Tortolano has also served as the Company's Secretary since May 2001. From 1999 until he joined the Company, Mr. Tortolano was employed by Lattice Semiconductor Corporation, where he held the position of Vice President, Co-General Counsel. From 1983 to 1999, Mr. Tortolano was employed by Advanced Micro Devices, Inc., where his last position was Vice President, General Counsel of AMD's Vantis subsidiary. Mr. Tortolano holds a B.S.E.E. from Santa Clara University and a Juris Doctor degree from University of California at Davis.

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

Certain information required by this item is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT

   The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                   PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as part of this Report:

      1.  Financial Statements.    The following financial statements of
          the Company and the Report of Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

                                                                       Page
                                                                       ----

          Independent Auditors' Report                                  43
          Consolidated Balance Sheets as of December 31, 2001 and 2000 44 Consolidated Statements of Income for the Years ended
            December 31, 2001, 2000 and 1999                            45
          Consolidated Statements of Shareholders' Equity and
            Comprehensive Income for    the Years ended
            December 31, 2001, 2000 and 1999                            46
          Consolidated Statements of Cash Flows for the Years
            ended December 31, 2001, 2000 and 1999                      47
          Notes to Consolidated Financial Statements                    48

      2.  Financial Statement Schedule.   The following financial
          statement schedule of the Company for the years ended December 31, 2001, 2000 and 1999 is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

          Schedule                 Title                               Page
          --------                 -----                               ----

                        Independent Auditors' Report                    63
             II         Valuation and Qualifying Accounts               64

          Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      3. Exhibits. Those exhibits required by Item 601 of Regulation S-K to be filed or incorporated by reference as a part of this Report are listed on the Exhibit Index immediately preceding the exhibits filed herewith.

   (b) Reports on Form 8-K. During the quarter ended December 31, 2001, the Company filed a Current Report on Form 8-K, dated October 3, 2001 to present its consolidated financial statements and the related consolidated financial statement schedule for the years ended December 31, 2000, 1999 and 1998, which have been retroactively restated to reflect the merger of Micrel and Kendin accounted for as a pooling of interest. Also during the quarter ended December 31, 2001 the Company filed a Current Report on Form 8-K, dated November 26, 2001 reporting that members of the Registrant's Board of Directors and Executive Officers of the Registrant have adopted plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of the Registrant's Common Stock.

   (c)   Exhibits Pursuant to Item 601 of Regulation S-K.   See Item 14(a)(3)
above.

   (d)   Financial Statement Schedules.   The financial statement
schedule required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the accompanying consolidated balance sheets of Micrel, Incorporated and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above give retroactive effect to the merger of Micrel, Incorporated and Kendin Communications, Inc. which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements.


DELOITTE & TOUCHE LLP

San Jose, California
January 28, 2002

                             MICREL, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2001 AND 2000
                     (In thousands, except share amounts)
______________________________________________________________________________

                                                           2001        2000
                                                        ---------   ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 130,406   $  86,137
  Short-term investments                                    3,093      36,953
  Accounts receivable, less allowances:
   2001, $3,886; 2000, $4,517                              28,209      62,843
  Inventories                                              35,394      28,983
  Prepaid expenses and other                                8,754       1,565
  Deferred income taxes                                    27,367      24,989
                                                        ---------   ---------
    Total current assets                                  233,223     241,470

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                 117,571     112,125
INTANGIBLE ASSETS, NET                                      3,660       5,775
OTHER ASSETS                                                  359         378
                                                        ---------   ---------
TOTAL                                                   $ 354,813   $ 359,748
                                                        =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $  12,737   $  21,342
  Accrued compensation                                      8,496      11,496
  Accrued commissions                                         808       2,277
  Income taxes payable                                         -       11,805
  Other accrued liabilities                                   850       2,129
  Deferred income on shipments to distributors              9,777      14,224
  Current portion of long-term debt                         3,615       5,429
                                                        ---------   ---------
    Total current liabilities                              36,283      68,702
                                                        ---------   ---------

LONG-TERM DEBT                                              1,299       5,327
DEFERRED RENT                                               1,020         943
DEFERRED INCOME TAXES                                       2,881       2,941

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none              -            -
  Common stock, no par value - authorized:
   250,000,000 shares; issued and outstanding:
   2001 - 92,823,677; 2000 - 90,641,922                   194,384     164,713
   Deferred stock compensation                            (44,755)    (46,020)
   Accumulated other comprehensive income (loss)              (25)        (32)
   Retained earnings                                      163,726     163,174
                                                        ---------   ---------
    Total shareholders' equity                            313,330     281,835
                                                        ---------   ---------
TOTAL                                                   $ 354,813   $ 359,748
                                                        =========   =========

See Notes to Consolidated Financial Statements.

                             MICREL, INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                   (In thousands, except per share amounts)
______________________________________________________________________________

                                                 2001       2000       1999
                                              ---------  ---------  ---------

NET REVENUES                                  $ 217,808  $ 346,335  $ 200,016

COST OF REVENUES*                               126,242    149,083     89,572
                                              ---------  ---------  ---------

GROSS PROFIT                                     91,566    197,252    110,444
                                              ---------  ---------  ---------

OPERATING EXPENSES:
  Research and development                       51,306     42,201     29,563
  Selling, general and administrative            32,862     45,319     29,399
  Amortization of deferred stock compensation*    9,572      6,060      2,109
  Non-recurring acquisition expenses*             8,894         -          -
  Purchased in-process technology                    -          -         603
                                              ---------  ---------  ---------
    Total operating expenses                    102,634     93,580     61,674
                                              ---------  ---------  ---------

INCOME (LOSS) FROM OPERATIONS                   (11,068)   103,672     48,770
                                              ---------  ---------  ---------

OTHER INCOME (EXPENSE):
  Interest income                                 5,596      5,849      2,138
  Interest expense                                 (583)      (976)    (1,468)
  Other income(loss), net                         1,073       (134)        22
                                              ---------  ---------  ---------
    Total other income, net                       6,086      4,739        692
                                              ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES                (4,982)   108,411     49,462

PROVISION (BENEFIT) FOR INCOME TAXES             (5,534)    35,104     16,019
                                              ---------  ---------  ---------
NET INCOME                                    $     552  $  73,307  $  33,443
                                              =========  =========  =========

NET INCOME PER SHARE:
  Basic                                       $    0.01  $    0.82  $    0.39
                                              =========  =========  =========
  Diluted                                     $    0.01  $    0.75  $    0.36
                                              =========  =========  =========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
  Basic                                          91,888     89,242     85,762
                                              =========  =========  =========
  Diluted                                        98,092     98,186     92,906
                                              =========  =========  =========

*Amortization of deferred stock
 compensation related to:
  Cost of revenues                            $   3,141  $   2,202  $     926
                                              =========  =========  =========
  Operating expenses:
   Research and development                   $   5,047  $   3,347  $   1,444
   Selling, general and administrative            4,525      2,713        665
                                              ---------  ---------  ---------
   Amortization of deferred stock compensation    9,572      6,060      2,109
   Non-recurring acquisition expenses             2,007         -          -
                                              ---------  ---------  ---------
    Total operating expenses                  $  11,579  $   6,060  $   2,109
                                              =========  =========  =========

See Notes to Consolidated Financial Statements.

                                                           MICREL, INCORPORATED
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         AND COMPREHENSIVE INCOME
                                               YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                   (In thousands, except share amounts)
_________________________________________________________________________________________________________________________________


                                                                  Accumulated
                                                 Common Stock         Other       Deferred                  Total         Compre-
                                          ---------------------  Comprehensive      Stock     Retained   Shareholders'    hensive
                                             Shares     Amount    Income(Loss)  Compensation  Earnings     Equity         Income
                                          -----------  --------  -------------  ------------  ---------  -------------  ---------
Balances, December 31, 1998                84,416,822  $ 55,430     $     10      $(10,539)    $ 55,792     $100,693
Net income                                         -         -            -             -        33,443       33,443     $ 33,443
Other comprehensive income, net of tax -
 Change in net unrealized gains from
 short-term investments                            -         -             5            -            -             5            5
                                                                                                                         --------
Comprehensive income                                                                                                     $ 33,448
                                                                                                                         ========
Deferred stock compensation, net                   -     10,538           -         (7,504)          -         3,034
Issuance of common stock                      524,346     4,974           -             -            -         4,974
Employee stock transactions                 2,473,565     8,303           -             -            -         8,303
Tax benefit of employee stock
 transactions                                      -      6,806           -             -            -         6,806
                                          -----------  --------     --------      --------     --------     --------
Balances, December 31, 1999                87,414,733    86,051           15       (18,043)      89,235      157,258

Net income                                         -         -            -             -        73,307       73,307     $ 73,307
Other comprehensive income, net of tax -
 Change in net unrealized gains
 from short-term investments                       -         -           (47)           -            -           (47)         (47)
                                                                                                                         --------
Comprehensive income                                                                                                     $ 73,260
                                                                                                                         ========
Acquisition of ETC                            152,234        32            -            -           632          664
Deferred stock compensation, net                   -     36,035            -       (27,977)          -         8,058
Issuance of common stock                      655,284     6,629            -            -            -         6,629
Employee stock transactions                 2,419,671    15,556            -            -            -        15,556
Tax benefit of employee stock
 transactions                                      -     20,410            -            -            -        20,410
                                          -----------  --------     --------      --------     --------     --------
Balances, December 31, 2000                90,641,922   164,713          (32)      (46,020)     163,174      281,835

Net income                                         -         -            -             -           552          552     $    552
Other comprehensive income, net of tax -
 Change in net unrealized gains
 from short-term investments                       -         -             7            -            -             7            7
                                                                                                                         --------
Comprehensive income                                                                                                     $    559
                                                                                                                         ========
Deferred stock compensation, net                   -     13,455           -          1,265           -        14,720
Issuance of common stock upon
 net exercise of warrants                     142,951        -            -             -            -            -
Repurchase of common stock                   (365,000)   (7,264)          -             -            -        (7,264)
Employee stock transactions                 2,403,804    15,653           -             -            -        15,653
Tax benefit of employee stock
 transactions                                      -      7,827           -             -            -         7,827
                                          -----------  --------     --------      --------     --------     --------
Balances, December 31, 2001                92,823,677  $194,384     $    (25)     $(44,755)    $163,726     $313,330
                                          ===========  ========     ========      ========     ========     ========


See Notes to Consolidated Financial Statements.

                                    MICREL, INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                (In thousands)
______________________________________________________________________________

                                                 2001       2000       1999
                                              ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $     552  $  73,307  $  33,443
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                32,373     25,785     19,587
    Stock based compensation                     14,720      8,262      3,035
    Purchased in-process technology                  -          -         603
    (Gain) loss on disposal of assets                16        (40)       (24)
    Deferred rent                                    77        319       (166)
    Deferred income taxes                        (2,438)    (7,610)    (4,091)
    Changes in operating assets and
     liabilities, net of
     effects of acquisition:
      Accounts receivable                        34,634    (22,453)   (15,476)
      Inventories                                (6,411)    (4,390)    (7,841)
      Prepaid expenses and other assets          (7,170)      (198)      (365)
      Accounts payable                           (8,605)     8,607      3,442
      Accrued compensation                       (3,000)     5,264      1,772
      Accrued commissions                        (1,469)       245        442
      Income taxes payable                       (3,978)    19,898     14,810
      Other accrued liabilities                  (1,279)       693     (1,341)
      Deferred income on shipments to
       distributors                              (4,447)     7,663      2,127
                                              ---------  ---------  ---------
        Net cash provided by operating
         activities                              43,575    115,352     49,957
                                              ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold
   improvements                                 (35,720)   (67,483)   (29,726)
  Purchases of short-term investments           (30,540)  (158,010)   (65,629)
  Proceeds from sales and maturities of
   short-term investments                        64,407    157,681     44,018
  Purchase of company, net of cash acquired          -          -      (1,800)
                                              ---------  ---------  ---------
        Net cash used in investing activities    (1,853)   (67,812)   (53,137)
                                              ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                 -       2,000      2,100
  Repayments of long-term debt                   (5,842)    (5,463)    (7,701)
  Proceeds from the issuance of common stock     15,653     21,982     13,277
  Repurchase of common stock                     (7,264)        -          -
                                              ---------  ---------  ---------
   Net cash provided by financing activities      2,547     18,519      7,676
                                              ---------  ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS        44,269     66,059      4,496
CASH AND CASH EQUIVALENTS - Beginning of year    86,137     20,078     15,582
                                              ---------  ---------  ---------
CASH AND CASH EQUIVALENTS - End of year       $ 130,406  $  86,137  $  20,078
                                              =========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
    Interest                                  $     583  $     976  $   1,468
                                              =========  =========  =========
    Income taxes                              $   8,896  $  22,709  $   5,295
                                              =========  =========  =========
  Non-cash transactions:
    Deferred stock compensation               $  13,455  $  36,035  $  10,538
                                              =========  =========  =========
    Issuance of stock for service             $      -   $     203  $      -
                                              =========  =========  =========

See Notes to Consolidated Financial Statements.

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


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

Short-term Investments - Short-term investments consist primarily of liquid debt instruments purchased with remaining maturity dates of greater than three months. Short-term investments are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity, net of income taxes. At December 31, 2001 and 2000, short-term investments consisted of corporate debt securities (commercial paper) with maturities of less than one year.

Short-term investments include the following available-for-sale securities at December 31, 2001 and 2000 (in thousands):

                                                       Unrealized  Unrealized
                                  Amortized   Market   Holding       Holding
                                     Cost      Value     Gains       Losses
                                  ---------  --------  ----------  ----------
December 31, 2001                  $  3,118  $  3,093    $   -       $    25

December 31, 2000                  $ 36,985  $ 36,953    $   -       $    32

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


Certain Significant Risks and Uncertainties - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and short-term investments consist primarily of commercial paper and bank certificates of deposit and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. At December 31, 2001, two customers accounted for 18% and 14% of total accounts receivable. At December 31, 2000, no customer accounted for 10% or more of total accounts receivable.

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

Intangible Assets - Intangible assets (net of accumulated amortization of $6.6 million in 2001; $4.4 million in 2000) at December 31, consist of the following (in thousands):

                                                              Amortization
                                        2001       2000     Period (Years)(1)
                                      --------   --------   -----------------
Developed and core technology         $  2,637   $  3,980           5
Assembled workforce                         12        271           5
Tradename and patents                      517        774           5
Customer relationships                     494        750           5
                                      --------   --------
                                      $  3,660   $  5,775
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

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


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

Research and Development Expenses - Research and development expenses are expensed as incurred and include costs associated with the development of new wafer fabrication processes and the definition, design and development of standard products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

Income Taxes - Income taxes are provided at current rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Stock-based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Deferred stock compensation balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods.

Net Income per Share - Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method.

Reconciliation of weighted average shares used in computing earnings per share is as follows (in thousands):

                                                  Years Ended December 31,
                                              -------------------------------
                                                 2001       2000       1999
                                              ---------  ---------  ---------
Weighted average common shares outstanding       91,888     89,242     85,762
Dilutive effect of stock options outstanding,
 using the treasury stock method                  6,204      8,944      7,144
                                              ---------  ---------  ---------
Shares used in computing diluted
 earnings per share                              98,092     98,186     92,906
                                              =========  =========  =========

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


Fair Value of Financial Instruments - Financial instruments included in the Company's consolidated balance sheets at December 31, 2001 and 2000 consist of cash, cash equivalents, short-term investments and long-term debt. For cash, the carrying amount is a reasonable estimate of the fair value. The carrying amount for cash equivalents and short-term investments approximates fair value because of the short maturity of those investments. The fair value of long-term debt approximates the carrying amount. The fair value of long-term debt is based on the discounted value of the contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

Comprehensive Income - Comprehensive income represents the change in net assets during the period from nonowner sources. Consolidated statements of comprehensive income for the years ended December 31, 2001, 2000, and 1999 have been included within the consolidated statements of shareholders' equity and comprehensive income.

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

New Accounting Standards - In June 2001, the FASB issued No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard is not expected have a material effect on the Company's financial position or results of operations

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and broadened the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001 and the Company intends to adopt the provisions of SFAS No. 144 as of January 1, 2002 but does not expect SFAS No. 144 to have a material effect on the Company's financial position or results of operations.

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


2.   ACQUISITIONS

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

The table below sets forth combined revenues and net income of Micrel and Kendin for the three months ended March 31, 2001 (unaudited)the years ended December 31, 2000 and 1999:

                                         Three
                                         Months
                                         Ended        Years ended December 31,
                                        March 31,    ------------------------
                                           2001         2000          1999
                                       ----------    ----------    ----------
Net revenues:
   Micrel                              $   64,855    $  322,475    $  195,122
   Kendin                                  10,096        23,860         4,894
                                       ----------    ----------    ----------
                                       $   74,951    $  346,335    $  200,016
                                       ==========    ==========    ==========
Net income:
   Micrel                              $    9,388    $   71,704    $   34,636
   Kendin                                     284         1,603        (1,193)
                                       ----------    ----------    ----------
                                       $    9,672    $   73,307    $   33,443
                                       ==========    ==========    ==========

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

On December 15, 1999, the Company acquired the outstanding capital stock of Altos Semiconductor for a cash purchase price of $1.8 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Altos from the date of acquisition forward have been included in the Company's consolidated financial statements. Approximately $1.7 million of the total purchase cost was allocated to intangible assets. Of that amount, $603,000 was allocated to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, for which the Company recorded charges in the year ended December 31, 1999. The remaining intangible assets of $1.1 million, consisting of existing technology, assembled workforce (now classified as goodwill), and patents, are included in intangible assets in the accompanying balance sheets. Existing technology and patents are being amortized over their useful lives of five years.

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


3.   INVENTORIES

Inventories at December 31 consist of the following (in thousands):

                                                         2001        2000
                                                       --------    --------
Finished goods                                         $ 16,812    $  9,929
Work in process                                          16,506      17,040
Raw materials                                             2,076       2,014
                                                       --------    --------
                                                       $ 35,394    $ 28,983
                                                       ========    ========

4.   EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

Equipment and leasehold improvements at December 31 consist of the following (in thousands):

                                                         2001        2000
                                                       --------    --------
Manufacturing equipment                                $177,472    $153,164
Leasehold improvements                                   17,349      12,595
Office furniture and equipment                           13,919      13,221
                                                       --------    --------
                                                        208,740     178,980
Accumulated depreciation and amortization               (91,169)    (66,855)
                                                       --------    --------
                                                       $117,571    $112,125
                                                       ========    ========

5.   BORROWING  ARRANGEMENTS
Borrowing agreements consisted of (i) $5 million under a revolving line of credit and (ii) $10 million under a non-revolving line of credit. There were no borrowings under these agreements at December 31, 2001. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on June 30, 2002 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expires on June 30, 2002. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.75% at December 31, 2001), or the bank's revolving offshore rate, which approximates LIBOR (1.88% at December 31, 2001) plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate, the bank's non-revolving offshore rate, which approximates LIBOR plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (4.21% at December 31, 2001) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (2.09% at December 31, 2001) plus 2.75%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 2001.

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


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

As of December 31, 2001, the Company had $4.9 million outstanding under term notes.

Long-term debt at December 31, collateralized by equipment, consists of the following (in thousands):

                                                         2001        2000
                                                       --------    --------
Notes payable bearing interest at prime, payable
 in monthly installments through September 2002        $    492    $  1,604
Notes payable bearing a fixed interest rate of 7.5%,
 payable in monthly installments through November 2002    1,805       3,805
Notes payable bearing interest at annual
 adjustable rate based on the one-year U.S.
 Treasury Bill rate plus 3.0%, payable in
 monthly installments through June 2003                     733       1,258
Notes payable bearing interest at quarterly
 adjustable rate based on LIBOR plus 2.75%,
 payable in monthly installments through
 December 2004                                            1,500       2,000
Notes payable assumed from Synergy Semiconductor
 bearing fixed rates ranging from 8.9% to 9.4%,
 payable in monthly installments through January 2003       384       2,089
                                                       --------    --------
Total debt                                                4,914      10,756
Current portion                                          (3,615)     (5,429)
                                                       --------    --------
Long-term debt                                         $  1,299    $  5,327
                                                       ========    ========

Maturities of long-term debt subsequent to December 31, 2001 are as follows (in thousands): $3,615 in 2002, $799 in 2003, and $500 in 2004.

6.   SHAREHOLDERS' EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2001. The preferred stock may be issued from time to time in one or more series.
The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

In May 2001, the Company issued 142,951 common shares for the net exercise of Common Stock warrants. These warrants were issued in April 2000 in connection with a Kendin Communications Common Stock issuance.

Stock Option Plans

Under the Company's 2000 Non-Exempt Option Plan and 1994 and 1989 Stock Option Plans (the "Option Plans"), 35,958,672 shares of Common Stock are authorized for issuance to key employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last market trading day before the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Exempt Option Plan are exercisable in 20% increments with the initial 20% vesting occurring on the date of grant and then in annual increments of 20% per year from the date of grant. Under the 1994 and 1989 Stock Option Plans options granted become exercisable in not less than

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


cumulative annual increments of 20% per year from the date of grant. At December 31, 2001, 17,427,135 total shares were reserved for future issuance, of which 3,235,795 shares were available for future grants under the Option Plans.

Option activity under the Option Plans is as follows:

                                                                      Weighted
                                                                       Average
                                                            Number    Exercise
                                                          of Shares     Price
                                                         -----------  ---------
Outstanding, December 31, 1998 (1,909,632 exercisable
 at a weighted average price of $2.81 per share)          13,313,780   $  5.61
    Granted                                                4,323,044     14.89
    Exercised                                             (2,372,065)     2.88
    Canceled                                                (847,231)     7.67
                                                          ----------
Outstanding, December 31, 1999 (2,750,457 exercisable
 at a weighted average price of $5.00 per share)          14,417,528      8.77
    Granted                                                3,607,160     33.99
    Exercised                                             (2,319,283)     5.54
    Canceled                                                (646,525)    12.34
                                                          ----------
Outstanding, December 31, 2000 (3,798,771 exercisable
 at a weighted average price of $7.62 per share)          15,058,880     15.15
    Granted                                                2,191,194     24.90
    Exercised                                             (2,286,837)     5.59
    Canceled                                                (771,897)    19.55
                                                          ----------
Outstanding, December 31, 2001                            14,191,340   $ 17.96
                                                          ==========   =======

Additional information regarding options outstanding as of December 31, 2001 is as follows:

             Stock Options Outstanding                Options Exercisable
                                Weighted
                                 Average    Weighted               Weighted
                                Remaining    Average                Average
    Range of         Number    Contractual  Exercise    Number     Exercise
Exercise Prices   Outstanding  Life(yrs)      Price   Exercisable   Price
----------------  -----------  -----------  --------  -----------  --------
$ 0.16 to $ 6.38   2,021,999       5.3       $ 4.23    1,361,466    $ 3.84
$ 6.39 to $12.76   4,577,475       6.1       $ 8.65    2,136,204    $ 8.52
$12.77 to $19.14   2,274,555       7.5       $15.86      716,355    $15.46
$19.15 to $25.53   2,173,130       8.6       $23.20      349,780    $20.79
$25.54 to $31.91     886,359       8.5       $29.13      116,060    $30.25
$31.92 to $38.29     779,940       8.5       $34.55      124,400    $34.80
$38.30 to $44.67     729,120       8.0       $42.52      148,280    $42.53
$44.68 to $51.05     720,765       8.5       $48.37      144,505    $48.37
$51.06 to $57.43       4,000       8.6       $56.63          800    $56.63
$57.44 to $63.81      24,000       8.7       $61.56        4,800    $61.56
                  ----------                           ---------
$ 0.16 to $63.81  14,191,340       7.1       $17.96    5,102,650    $12.39
                  ==========                           =========

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Shares of Common Stock issued under the Purchase Plan were 116,774, 100,389 and 101,500 in 2001, 2000, and 1999, respectively, at weighted average prices of $24.91, $26.47 and $14.75, respectively. At December 31, 2001, there were 1,313,727 shares of common stock issued under the Purchase Plan and 1,086,273 shares are reserved for future issuance under the Purchase Plan.

Additional Stock - Based Award Information

As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company applied the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months; stock volatility, 81.6% in 2001, 80.1% in 2000 and 70.7% in 1999;
risk free interest rates, 4.38% in 2001, 5.33% in 2000 and 5.46% in 1999; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of options granted under the stock option plans during 2001, 2000, and 1999 was $17.76, $27.17 and $11.01 per share. If the computed fair values of the 2001, 2000 and 1999 awards under both the Option Plans and the Purchase Plan had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows (in thousands, except per share amounts):

                                                  Years Ended December 31,
                                              -------------------------------
                                                 2001       2000       1999
                                              ---------  ---------  ---------
Pro forma net income (loss)                   $ (23,268) $  49,106  $  20,452

Pro forma net income (loss) per share:
  Basic                                       $   (0.25)  $   0.55  $    0.24
  Diluted                                     $   (0.25)  $   0.52  $    0.22

The amounts used above are based on calculated tax effected values for option awards in 2001, 2000 and 1999 aggregating $61 million.

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


7.   INCOME  TAXES
The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                                 2001       2000       1999
                                              ---------  ---------  ---------
Currently payable (receivable):
  Federal                                     $  (4,016) $  38,205  $  19,017
  State                                             (55)     4,509      1,093
                                              ---------  ---------  ---------
Total currently payable (receivable)             (4,071)    42,714     20,110
                                              ---------  ---------  ---------

Deferred income taxes:
  Federal                                         2,241     (3,209)      (453)
  State                                          (3,704)    (4,401)    (3,638)
                                              ---------  ---------  ---------
Total deferred                                   (1,463)    (7,610)    (4,091)
                                              ---------  ---------  ---------
Total provision (benefit)                     $  (5,534) $  35,104  $  16,019
                                              =========  =========  =========

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                                 2001       2000       1999
                                              ---------  ---------  ---------
Statutory federal income tax rate                 35)%       35%        35%
State income taxes (net of federal income
 tax benefit)                                    (42)         1          2
Federal research and experimentation
 tax credits                                     (33)        (2)        (2)
Export sales tax credit                           (4)        (1)        (1)
Non-deductible acquisition costs                  17         (1)        (2)
Other                                            (14)        (1)        (2)
                                                ----       ----       ----
Effective tax rate                              (111)%       32%        32%
                                                ====       ====       ====

Temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                         2001        2000
                                                       --------    --------
Deferred tax assets:
  Accruals and reserves not currently deductible       $ 13,536    $ 12,650
  Deferred income                                         4,057       5,901
  Tax net operating loss and credit carryforwards        16,280      11,685
  Capitalized research and development                    3,747       2,296
                                                       --------    --------
Total deferred tax asset                                 37,619      32,532
                                                       --------    --------

Deferred tax liabilities:
  Depreciation                                           (6,599)     (5,463)
  State income taxes                                     (5,016)     (3,082)
  Intangible assets                                      (1,519)     (1,939)
                                                       --------    --------
Total deferred tax liability                            (13,133)    (10,484)
                                                       --------    --------
Net deferred tax asset (current and non-current)       $ 24,486    $ 22,048
                                                       ========    ========

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


Included in net deferred assets are tax net operating loss and credit carryforwards. Due to the Company's acquisition of Synergy, the Company has available pre-ownership change federal and state net operating loss carryforwards of approximately $6.0 million and $400,000, respectively, which expire beginning in 2006 and 2000. These pre-ownership change net operating loss carryforwards are subject under Section 382 of the Internal Revenue Code to an annual limitation estimated to be approximately $500,000. Due to the Company's acquisition of Kendin Communications, the Company has available pre-ownership change federal and state net operating loss carryforwards of approximately $3.8 million and $3.2 million, respectively, which expire beginning in 2012 and 2005. These pre-ownership change net operating loss carryforwards may be subject under Section 382 of the Internal Revenue
Code to an annual limitation. In addition, the Company has available federal research and state credit carryforwards of approximately $2.0 million and $10.6 million, respectively. Regarding the state credit carryforwards, approximately $2.6 million represents pre-ownership change carryforwards subject to the Section 382 annual limitation.


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

Year Ending
December 31,
------------
   2002                                              $ 4,693
   2003                                                4,565
   2004                                                4,579
   2005                                                3,512
   2006                                                2,418
Thereafter                                             4,771
                                                     -------
                                                     $24,538
                                                     =======

Rent expense under operating leases was (in thousands): $4,593, $3,745, and $2,855 for the years ended December 31, 2001, 2000, and 1999, respectively.

9.   PROFIT-SHARING 401(k) PLAN

The Company has a profit-sharing plan and deferred compensation plan (the "Plan"). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $0 in 2001, $1.8 million in 2000 and $830,000 in 1999.
Participants vest in Company contributions ratably over six years of service.

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


10.   SIGNIFICANT CUSTOMERS

In 2001, one customer accounted for $24.1 million (11.1%) of net revenues. In 2000, one customer, a distributor, accounted for $32.2 million (10.0%) of net revenues. In 1999, no single customer accounted for ten percent or more of net revenues. At December 31, 2001, two customers accounted for 18% and 14% of total accounts receivable. At December 31, 2000, no customer accounted for 10% or more of total accounts receivable.


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

On July 2, 1999, National Semiconductor Corporation ("National"), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringes five National Semiconductor patents. The complaint in the lawsuit seeks unspecified compensatory damages for infringement, and treble damages as well as permanent injunctive relief against further infringement of the National patents at issue. The Company intends to continue defending itself against these claims. The litigation is currently in the motion and discovery phase. An initial trial date has been set by the Court for September 16, 2002.

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company intends to continue to defend itself against these claims. The case is currently in the motion and discovery phase and no trial date has been set.

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741, which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. A notice of appeal of the Judgment was filed by Linear with the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. After briefing and oral argument by both companies, on December 28, 2001 the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. The Company intends to continue to vigorously defend itself against the claims set forth in the lawsuit.

On June 16, 1999, Paul Boon ("Boon" or "plaintiff"), an ex-employee of the Company, filed a complaint in the Superior Court of California entitled Paul Boon v. Micrel Incorporated, dba Micrel Semiconductor, alleging breach of employment contract, discrimination based upon age, and wrongful termination in violation of public policy. On October 12, 2000, Boon filed an amended complaint alleging breach of an implied covenant of good faith and fair dealing, and breach of written agreement, in addition to the original causes of action. On February 23, 2001, a jury decided that the Company had breached an employment contract with plaintiff and awarded plaintiff $1.3 million. On April 13, 2001, the Company filed a motion for judgement notwithstanding the verdict or alternatively, a motion for new trial. On May 18, 2001, the Court granted the Company's motion, issuing an order that vacated and set aside the judgement in favor of Boon, and ordered a new trial on all issues. A new trial date was set for July 16, 2001. Prior to the beginning of trial, the parties settled the matter. On July 27, 2001, the case was dismissed by the Court.

The Company believes that the ultimate outcome of the legal actions discussed above will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in these lawsuits.
Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999


12.   SEGMENT REPORTING

SFAS No.131 requires disclosures regarding products and services, geographic areas, and major customers. The Company operates in two reportable segments: standard products and custom and foundry products. For the year ended December 31, 2001, the Company recorded revenue from customers throughout the United States; France, the U.K., Finland, Germany, Italy, Switzerland, Israel, Spain, Ireland, Sweden, and The Netherlands (collectively referred to as "Europe"); Korea; Japan; Taiwan; Singapore, Hong Kong, China, and Malaysia (collectively referred to as "Other Asian Countries"); and Canada.

Net Revenues by Segment (in thousands):
                                                 Years Ended December 31,
                                            ---------------------------------
                                               2001        2000        1999
                                            ---------   ---------   ---------
Net Revenues:
Standard Products                           $ 183,103   $ 275,306   $ 155,979
Custom and Foundry Products                    34,705      71,029      44,037
                                            ---------   ---------   ---------
      Total net revenues                    $ 217,808   $ 346,335   $ 200,016
                                            =========   =========   =========

Geographic Information  (in thousands):
                                 2001                  2000             1999
                         -------------------   -------------------   ---------
                                      Long-                 Long-
                         Total Net    Lived    Total Net    Lived    Total Net
                         Revenues*   Assets    Revenues*   Assets    Revenues*
                         ---------  --------   ---------  --------   ---------
United States of America $ 72,755   $119,436   $ 155,542  $110,789   $  81,948
Korea                      22,535          2      30,305        34      30,037
Japan                      11,131         14      20,659        83      15,557
Taiwan                     65,831         19      45,109        30      20,640
Other Asian Countries      10,381      1,909      15,551     6,100       8,296
Europe                     22,673      1,115      34,263     1,242      21,364
Canada                     12,502         -       44,906        -       22,174
                         ---------  --------   ---------  --------   ---------
Total                    $ 217,808  $122,495   $ 346,335  $118,278   $ 200,016
                         =========  ========   =========  ========   =========

* Total revenues are attributed to countries based on "ship to" location of customer.

                             MICREL, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999



13.   QUARTERLY RESULTS - UNAUDITED

(in thousands, except per share
amounts)
                                               Three Months Ended
                                       --------------------------------------
                                       Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                         2001      2001      2001      2001
                                       --------  --------  --------  --------
Net revenues                           $ 74,951  $ 50,774  $ 45,064  $ 47,019
Gross profit                           $ 39,194  $ 19,527  $ 15,226  $ 17,619
Net income (loss)                      $  9,672  $ (8,639) $ (1,754) $  1,329
Net income per share:
   Basic                               $   0.11  $  (0.09) $  (0.02) $   0.01
   Diluted                             $   0.10  $  (0.09) $  (0.02) $   0.01
Shares used in computing per share
 amounts:
   Basic                                 90,936    91,888    92,533    92,931
   Diluted                               98,704    91,888    92,533    98,003

                                               Three Months Ended
                                       --------------------------------------
                                       Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                         2000      2000      2000      2000
                                       --------  --------  --------  --------
Net revenues                           $ 69,018  $ 80,239  $ 94,682  $102,396
Gross profit                           $ 38,300  $ 45,240  $ 54,696  $ 59,016
Net income                             $ 12,310  $ 16,664  $ 21,251  $ 23,082
Net income per share:
   Basic                               $   0.14  $   0.19  $   0.24  $   0.26
   Diluted                             $   0.13  $   0.17  $   0.21  $   0.23
Shares used in computing per share
 amounts:
   Basic                                 87,788    88,888    89,811    90,479
   Diluted                               97,292    97,501    99,394    98,690

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Micrel, Incorporated:

We have audited the consolidated financial statements of Micrel, Incorporated and its subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 28, 2002. Our audits also included the financial statement schedule of Micrel, Incorporated, listed in Item 14 (a) (2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

San Jose, California
January 28, 2002

                                                                  SCHEDULE II

                              MICREL, INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 2000, 1999, and 1998
                             (Amounts in thousands)

                                           Additions
                              Balance at      and
                               Beginning   Charges to    Bad Debt    Balance at
Description                     of Year     Expenses    Write-offs   End of Year
-------------------------     ----------   ----------   ----------   -----------
Year Ended December 31, 2001
----------------------------
Accounts receivable allowance   $ 4,517     $  (570)      $  (61)      $ 3,886

Year Ended December 31, 2000
----------------------------
Accounts receivable allowance   $ 2,747     $ 1,803       $  (33)      $ 4,517

Year Ended December 31, 1999
----------------------------
Accounts receivable allowance   $ 1,613     $ 1,141       $   (7)     $  2,747


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 1st day of April, 2002.

                                                MICREL, INCORPORATED

                                            By   /S/ RAYMOND D. ZINN
                                               ---------------------------
                                                    Raymond D. Zinn
                                          President and Chief Executive Officer

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


Signature                                 Title                        Date
---------                                 -----                        ----

/S/ RAYMOND D. ZINN           President, Chief Executive          April 1, 2002
---------------------------   Officer and Chairman of the
  Raymond D. Zinn             Board of Directors
                              (Principal Executive Officer)

/S/ RICHARD D. CROWLEY, JR.   Vice President, Finance and         April 1, 2002
---------------------------   Chief Financial Officer
  Richard D. Crowley, Jr.     (Principal Financial and
                              Accounting Officer)


/S/ WARREN H. MULLER          Director                            April 1, 2002
---------------------------
  Warren H. Muller


  /S/ GEORGE KELLY            Director                            April 1, 2002
---------------------------
George Kelly


  /S/ DALE L. PETERSON        Director                            April 1, 2002
---------------------------
  Dale L. Peterson


  /S/ LARRY L. HANSEN         Director                            April 1, 2002
---------------------------
  Larry L. Hansen

Micrel, Incorporated
Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit
Number                       Description
-------                      -----------
  2.1 Agreement and Plan of Merger and Reorganization among Micrel, Incorporated, Electronic Technology Corporation and ETC Acquisition Sub, Inc., dated as of April 4, 2000 (9)
  2.2 Agreement and Plan of Merger and Reorganization among Micrel, Incorporated, Kournikova Acquisition Sub, Inc., Kendin
         Communications Inc., and with respect to Articles VIII and IX only, John C.C. Fan, as Stockholders' Agent, dated May 4, 2001. (10)
  3.1    Amended and Restated Articles of Incorporation of the Registrant. (1)
  3.2 Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
  3.3    Amended and Restated Bylaws of the Registrant. (2)
  3.4 Certificate of Amendment of Articles of Incorporation of the Registrant. (8)
  4.1    Certificate for Shares of Registrant's Common Stock. (3)
 10.1 Indemnification Agreement between the Registrant and each of its officers and directors. (3)
 10.2    1989 Stock Option Plan and form of Stock Option Agreement. (1) *
 10.3    1994 Stock Option Plan and form of Stock Option Agreement. (1) *
 10.4    1994 Stock Purchase Plan. (3)
 10.6 Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (1)
 10.8    Form of Domestic Distribution Agreement. (2)
 10.9    Form of International Distributor Agreement. (2)
 10.10 Second Amendment dated February 20, 1995 between the Registrant and TR Brell Cal Corporation to Lease Agreement dated June 24, 1992 between the Registrant and GOCO Realty Fund I, as amended August 6, 1992 and February 5, 1993. (3)
 10.11 Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (4)
 10.12 Commercial Lease between Harris Corporation and Synergy Semiconductor Corporation dated February 29, 1996. (5)
 10.13 Standard Industrial/Commercial Single-Tenant Lease Agreement Dated March 3, 2000 between the Registrant and Rose Ventures II (6)
 10.14 Loan and Security Agreement Dated March 8, 2000 between the Registrant and Bank of the West (7)
 10.15 Loan and Security Agreement Dated June 29, 2001 between the Registrant and Bank of the West (11)
 23.1    Independent Auditors' Consent.
 24.1    Power of Attorney.  (See Signature Page.)

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

(7) Incorporated by reference to exhibit 10.2 filed with the Company's quarterly report on Form 10-Q for the period ended
March 31, 2000.

(8) Incorporated by reference to exhibit 3.1 filed with the Company's quarterly report on Form 10-Q for the period ended
September 30, 2000.

(9) Incorporated by reference to exhibit 10.1 filed with the Company's registration statement on Form S-3 filed with the S.E.C. on May 25, 2000.

(10) Incorporated by reference to exhibit 10.1 filed with the Company's registration statement on Form S-3 filed with the S.E.C. on June 22, 2001.

(11) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended
June 30, 2001.

INDEPENDENT AUDITORS' CONSENT                                  EXHIBIT 23.1



We consent to the incorporation by reference in Registration Statement Nos.
 333-70876, 333-63620 and 333-37808 of Micrel, Incorporated on Form S-3 and in Registration Statement Nos. 333-63618, 33-87222, 33-90396, 333-10167,
 333-89223, 333-52136 and 333-37832 of Micrel, Incorporated on Form S-8 of our reports dated January 28, 2002 appearing in this Annual Report on Form 10-K of Micrel, Incorporated for the year ended December 31, 2001.


DELOITTE & TOUCHE LLP

San Jose, California
March 29, 2002