Form 10-Q
period 2002-03-31
MICREL INC
filed 2002-05-13
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002.

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




As of April 30, 2002 there were 92,933,451 shares of common stock, no par value, outstanding.

                             MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2002

                                                                        Page
                                                                        ----
                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets -
            March 31, 2002 and December 31, 2001                           3

           Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2002 and 2001                     4

           Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2002 and 2001                     5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       20


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 21


         Signature                                                        22

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                       March 31,  December 31,
                                                         2002       2001 (1)
                                                      ----------   ----------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  133,283   $  130,406
  Short-term investments                                      86        3,093
  Accounts receivable, net                                31,024       28,209
  Inventories                                             38,547       35,394
  Other current assets                                     3,111        8,754
  Deferred income taxes                                   28,721       27,367
                                                      ----------   ----------
    Total current assets                                 234,772      233,223

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                112,278      117,571
INTANGIBLE ASSETS, NET                                     3,195        3,660
OTHER ASSETS                                                 391          359
                                                      ----------   ----------
TOTAL                                                 $  350,636   $  354,813
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $   14,175   $   12,737
  Deferred income on shipments to distributors             8,288        9,777
  Other current liabilities                               11,030       10,154
  Current portion of long-term debt                        2,823        3,615
                                                      ----------   ----------
    Total current liabilities                             36,316       36,283

LONG-TERM DEBT                                               937        1,299
OTHER LONG-TERM OBLIGATIONS                                3,591        3,901

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                               -            -
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2002 - 93,167,433 shares;
   2001 - 92,823,677 shares                              190,494      194,384
  Deferred stock compensation                            (40,422)     (44,755)
  Accumulated other comprehensive loss                       (25)         (25)
  Retained earnings                                      159,745      163,726
                                                      ----------   ----------
    Total shareholders' equity                           309,792      313,330
                                                      ----------   ----------
TOTAL                                                 $  350,636   $  354,813
                                                      ==========   ==========

(1) Derived from the audited balance sheet included in the Annual Report on Form 10-K of Micrel, Incorporated for the year ended December 31, 2001.

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------

NET REVENUES                                          $   48,325   $   74,951

COST OF REVENUES*                                         30,677       35,757
                                                      ----------   ----------

GROSS PROFIT                                              17,648       39,194
                                                      ----------   ----------

OPERATING EXPENSES:
  Research and development                                13,362       13,101
  Selling, general and administrative                      7,995       11,470
  Amortization of deferred stock compensation*             2,593        2,068
                                                      ----------   ----------
    Total operating expenses                              23,950       26,639
                                                      ----------   ----------

INCOME (LOSS) FROM OPERATIONS                             (6,302)      12,555

OTHER INCOME, NET                                          1,064        1,749
                                                      ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                         (5,238)      14,304

PROVISION (BENEFIT) FOR INCOME TAXES                      (1,257)       4,632
                                                      ----------   ----------

NET INCOME (LOSS)                                     $   (3,981)  $    9,672
                                                      ==========   ==========

NET INCOME (LOSS) PER SHARE:
  Basic                                               $    (0.04)  $     0.11
                                                      ==========   ==========
  Diluted                                             $    (0.04)   $    0.10
                                                      ==========   ==========

SHARES USED IN COMPUTING PER SHARE AMOUNTS:
  Basic                                                   93,180       90,936
                                                      ==========   ==========
  Diluted                                                 93,180       98,330
                                                      ==========   ==========

* Amortization of deferred stock compensation
   related to:
    Cost of revenues                                  $      768   $      729
                                                      ==========   ==========

    Research and development                          $    1,360   $    1,080
    Selling, general and administrative                    1,233          988
                                                      ----------   ----------
      Total                                           $    2,593   $    2,068
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES       $    5,716   $   25,453
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements       (2,445)     (13,257)
  Purchases of short-term investments                         -       (10,290)
  Proceeds from sales and maturities of short-term
   investments                                             3,007       36,028
                                                      ----------   ----------
    Net cash provided by investing activities                562       12,481
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                            (1,154)      (1,306)
  Proceeds from the issuance of common stock, net          3,122        3,750
  Repurchase of common stock                              (5,369)          -
                                                      ----------   ----------
    Net cash provided (used) by financing activities      (3,401)       2,444
                                                      ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  2,877       40,378

CASH AND CASH EQUIVALENTS - Beginning of period          130,406       86,137
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS - End of period             $  133,283   $  126,515
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $       62   $      203
                                                      ==========   ==========
  Income taxes                                        $       68   $    3,323
                                                      ==========   ==========
Non-cash transactions:
  Deferred stock compensation (reversal)              $     (972)  $    1,255
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 2002 and for the quarters ended March 31, 2002 and 2001 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Net Income (loss) per Common and Equivalent Share - Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted net income (loss) per share reflects potential dilution from outstanding stock options using the treasury stock method.

Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------
Weighted average common shares outstanding                93,180       90,936
Dilutive effect of stock options outstanding using
 the treasury stock method                                    -         7,394
                                                      ----------   ----------
Shares used in computing diluted net income (loss)
 per share                                                93,180       98,330
                                                      ==========   ==========

As of March 31, 2002, the Company had 13,730,725 options outstanding which could potentially dilute basic earnings per share in the future but were excluded from the calculation of diluted net loss per share in the period presented as the effect would be antidilutive.


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

The table below sets forth combined revenues and net income of Micrel and Kendin for the three months ended March 31, 2001(in thousands):

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


           Net revenues:
             Micrel                   $   64,855
             Kendin                       10,096
                                      ----------
               Total                  $   74,951
                                      ==========
           Net income:
             Micrel                   $    9,388
             Kendin                          284
                                      ----------
               Total                  $    9,672
                                      ==========


3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                       March 31,  December 31,
                                                         2002         2001
                                                      ----------   ----------
   Finished goods                                     $   17,996   $   16,812
   Work in process                                        18,873       16,506
   Raw materials                                           1,678        2,076
                                                      ----------   ----------
                                                      $   38,547   $   35,394
                                                      ==========   ==========


4.   BORROWING ARRANGEMENTS

Borrowing agreements consisted of (i) $5 million under a revolving line of credit and (ii) $10 million under a non-revolving line of credit. There were no borrowings under these agreements at March 31, 2002. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on June 30, 2002 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expires on June 30, 2002. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.75% at March 31, 2002), or the bank's revolving offshore rate, which approximates LIBOR (2.03% at March 31, 2002) plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate, the bank's non-revolving offshore rate, which approximates LIBOR plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate (4.60% at March 31, 2002) plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate (2.62% at March 31, 2002) plus 2.75%. The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2002.

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

As of March 31, 2002, the Company had $3.8 million outstanding under term notes.


5.   SIGNIFICANT  CUSTOMERS

During the quarter ended March 31, 2002, one customer accounted for $6.5 million (13.5%) of net revenues. During the quarter ended March 31, 2001, no customer accounted for 10% or more of net revenues.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which is comprised of the Company's net income
(loss) for the periods and changes in unrealized gains or losses on investments, was a loss of $4.0 million and an income $9.6 million for the quarters ended March 31, 2002 and 2001, respectively.


7.   SEGMENT REPORTING

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates under two reportable segments, standard products and custom and foundry products.

                            Net Revenues by Segment
                             (Dollars in thousands)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------
Net Revenues:
Standard Products                                     $   43,032   $   63,127
Custom and Foundry Products                                5,293       11,824
                                                      ----------   ----------
   Total net revenues                                 $   48,325   $   74,951
                                                      ==========   ==========

As a Percentage of Total Net Revenues:
Standard Products                                            89%          84%
Custom and Foundry Products                                  11           16
                                                      ----------   ----------
   Total net revenues                                       100%         100%
                                                      ==========   ==========


8.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard had no effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale whether previously held and used or newly acquired, and broadened the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 for the fiscal year beginning January 1, 2002. The impact of adopting this standard had no effect on the Company's financial position or results of operations.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9.	LITIGATION AND OTHER CONTINGENCIES

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Micrel designs, develops, manufactures and markets a range of high performance standard analog integrated circuits and high-speed mixed-signal and digital integrated circuits. These circuits are used in a wide variety of electronics products, including those in the computer, telecommunications, industrial and networking markets. In addition to standard products, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services.

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 89% of net revenues for the quarter ended March 31, 2002 as compared to 84% for the similar period in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:


                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2002         2001
                                                      ----------   ----------
        Net revenues                                      100.0%       100.0%
        Cost of revenues                                   63.5         47.7
                                                      ----------   ----------
          Gross profit                                     36.5         52.3
                                                      ----------   ----------
        Operating expenses:
          Research and development                         27.6         17.4
          Selling, general and administrative              16.5         15.3
          Amortization of deferred stock compensation       5.4          2.8
                                                      ----------   ----------
            Total operating expenses                       49.5         35.5
                                                      ----------   ----------
        Income (loss) from operations                     (13.0)        16.8
        Other income, net                                   2.2          2.3
                                                      ----------   ----------
        Income (loss) before income taxes                 (10.8)        19.1
        Provision (benefit) for income taxes               (2.6)         6.2
                                                      ----------   ----------
        Net income (loss)                                  (8.2)%       12.9%
                                                      ==========   ==========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net Revenues. Net revenues decreased 36% to $48.3 million for the quarter ended March 31, 2002 from $75.0 million for the same period in 2001. This decrease was due to decreased standard products revenues and lower custom and foundry products revenues. Standard products revenues decreased 32% to $43.0 million representing 89% of net revenues for the quarter ended March 31, 2002 from $63.1 million or 84% of net revenues for the quarter ended March 31, 2001. Such decreases resulted primarily from decreased unit shipments of high bandwidth communications products, telecommunications products and products shipped to industrial manufacturers, partially offset by increased unit shipments of Ethernet communications products and computer products. Sales of standard products by the Company during the quarter were led by low dropout regulators, Ethernet communications products and computer peripheral products. Such products were sold primarily to manufacturers within the computer, network communications, telecommunications, and industrial markets. Custom and foundry products revenues decreased 55% to $5.3 million representing 11% of net revenues for the quarter ended March 31, 2002 from $11.8 million or 16% of net revenues for the comparable period in 2001. Such decreases were due primarily to decreased unit shipments of foundry products.

Customer demand for semiconductors can change quickly and unexpectedly. As a result of the slowing global economy, a rapid build-up of semiconductor inventories in global sales channels occurred during 2001, causing lead times for components to fall precipitously. Due to the combination of excess supply, reduced demand and lower lead times, new order rates for the Company's products declined and a significant amount of previously placed orders were cancelled during the first half of 2001. This decline in new order rates resulted in sequential declines in the Company's revenues for the first three quarters of 2001.

The short lead time environment has continued from the middle of 2001 through the end of the first quarter of 2002. Customers perceive that semiconductor components are readily available and continue to order only for their short-term needs. Although new order rates improved in the first quarter of 2002 compared to the fourth quarter of 2001, order backlog remains low. As a result of the low backlog , the Company's revenue levels are highly dependent on the amount of new orders that are received for which product can be delivered to the customer within the same period. Within the semiconductor industry these orders that are booked and shipped within the period are called "turns fill" orders. Currently, the uncertainty of customer demand, the high turns fill requirement, and associated uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability.

International sales represented 70% and 50% of net revenues for the quarters ended March 31, 2002 and 2001, respectively. On a dollar basis, international sales decreased 10% to $33.9 million for the quarter ended March 31, 2002 from $37.8 million for the comparable period in 2001. The dollar basis decrease in international sales primarily resulted from decreased shipments to European manufacturers of personal computers and communications products, offset in part by increased shipments to manufacturers of Ethernet communications products, primarily in Asia.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin decreased to 37% for the quarter ended March 31, 2002 from 52% for the comparable period in the prior year. The decrease in gross margin resulted primarily from decreased average selling prices, decreased capacity utilization and a greater mix of lower margin products as compared to the same period in 2001.

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

As a percentage of net revenues, research and development expenses represented 28% and 17% for the quarters ended March 31, 2002 and 2001, respectively. On a dollar basis, research and development expenses increased $261,000 or 2% to $13.4 million for the quarter ended March 31, 2002 from $13.1 million for the comparable period in 2001. The dollar increase was primarily due to increased prototype fabrication and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17% and 15% for the quarters ended March 31, 2002 and 2001, respectively. On a dollar basis, selling, general and administrative expenses decreased $3.5 million or 30% to $8.0 million for the quarter ended March 31, 2002 from $11.5 million for the comparable period in 2001. The dollar decreases were principally attributable to decreased sales commissions, decreased staffing expenses and decreased profit sharing accruals, which were partially offset by increased legal costs.

Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company's practices in effect through December 2001 related to employee stock option pricing resulted in stock compensation expense under APB 25. For the quarter ended March 31, 2002 total amortization of deferred stock compensation was $3.4 million of which $768,000 was included in cost of revenues and $2.6 million was included in amortization of deferred stock compensation. For the quarter ended March 31, 2001, total amortization of deferred stock compensation was $2.8 million of which $729,000 was included in cost of revenues and $2.1 million was included in amortization of deferred stock compensation.

Other Income, Net. Other income, net reflects interest income from investments in short-term, investment-grade, securities offset by interest expense incurred on term notes. Other income, net decreased $685,000 to $1.1 million for the quarter ended March 31, 2002 from $1.7 million for the comparable period in 2001. The decrease was primarily due to decreased rates of return on short-term investments, which was partially offset by $490,000 in non-recurring other income combined with a reduction in interest expense resulting from decreased average term note balances.

Provision for Income Taxes. For the quarters ended March 31, 2002 and 2001, the provision for income taxes was 24% and 32% of income before taxes, respectively. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate. The estimated provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of federal and state research and development credits, and state manufacturing credits.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2002 consisted of cash and short-term investments of $133 million and bank borrowing arrangements. Borrowing agreements consisted of (i) $5 million under a revolving line of credit and (ii) $10 million under a non-revolving line of credit. There were no borrowings under these agreements at March 31, 2002. The two lines of credit are covered by the same loan and security agreement. The revolving line of credit portion of the agreement expires on June 30, 2002 subject to automatic renewal on a month-to-month basis thereafter unless terminated by either party upon 30 days notice. The non-revolving line of credit portion of the agreement expires on June 30, 2002. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate, or the bank's revolving offshore rate, which approximates LIBOR plus 2.0%. Borrowings under the non-revolving line of credit bear interest rates of, at the Company's election, the prime rate, the bank's non-revolving offshore rate, which approximates LIBOR plus 2.13%, a fixed rate based on the four-year U.S. Treasury Bill rate plus 2.75% or an annual adjustable rate based on the one-year U.S. Treasury Bill rate plus 2.75%. The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2002.

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

As of March 31, 2002, the Company had $3.8 million outstanding under term notes.

The Company's working capital increased by $1.5 million to $198.5 million as of March 31, 2002 from $196.9 million as of December 31, 2001. The increase was primarily attributable to a $3.2 million increase in inventories, a $2.8 million increase in accounts receivable and a $1.4 million increase in deferred income taxes combined with a $1.5 million decrease in deferred income on shipments to distributors, which were partially offset by a $5.4 million decrease in prepaid expense and other and a $1.4 million increase in accounts payable.

The Company's cash flows from operating activities were $5.7 million for the quarter ended March 31, 2002 as compared to $25.5 million for the same period in the prior year. This decrease resulted primarily from decreased net income after adjusting for non-cash activities. The cash flows from operating activities generated by the Company in the quarter ended March 31, 2002 were primarily attributable to net income of $5.9 million after adding back non-cash activities combined with a decrease in prepaid expenses and other of $5.6 million and an increase in accounts payable of $1.4 million, which were partially offset by increases in inventories of $3.2 million, accounts receivables of $2.8 million and a decrease in deferred income on shipments to distributors of $1.5 million.

The Company's investing activities during the quarter ended March 31, 2002 provided cash of $562,000 as compared to $12.5 million of cash provided during the comparable period in the prior year. This decrease resulted primarily from a decrease in net sales of short-term investments. Cash provided by investing activities during the quarter ended March 31, 2002 resulted from net sales of short-term investments of $3.0 million, which was partially offset by net purchases of property, plant and equipment of $2.4 million primarily for research and development software and leasehold improvements.

The Company's financing activities during the quarter ended March 31, 2002 used cash of $3.4 million as compared to cash provided of $2.4 million during the comparable period in the prior year. Cash used by financing activities during the quarter ended March 31, 2002 was the result of $5.4 million in repurchase of common stock and $1.2 million in repayments of long-term debt which was partially offset by proceeds from the issuance of common stock through the exercise of employee stock options of $3.1 million.

The Company currently estimates its capital equipment purchases to be approximately $15 million for year 2002, of which $2.4 million was expended in the first quarter. The Company expects to purchase primarily additional research and development, wafer and test manufacturing equipment and leasehold improvements. The Company expects that its cash requirements through 2002

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


will be met by its cash from operations, existing cash balances and short-term investments, and its credit facilities.


Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2001.

The Company is exposed to risks because of the recent slowdown in the global economy.

Recently, the global economy has been experiencing a slowdown due to many factors, including decreased consumer confidence and concerns about inflation, and reduced corporate profits and capital spending. The technology related end markets that the Company serves such as the high-speed communications, computing and telecommunications markets have been greatly effected by this economic slowdown. As a result of these unfavorable economic conditions, the Company has experienced lower levels of new customer order rates and lower revenue levels. If these weak economic conditions in the global economy continue or worsen, or if a wider global economic recession materializes, the Company's business, financial condition and results of operations may be materially and adversely affected.

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

The semiconductor industry has historically been cyclical and periodically subject to significant economic downturns. These downturns have been characterized by diminished product demand, accelerated erosion of selling prices and over capacity levels as well as rapidly changing technology and evolving industry standards. Management believes that the semiconductor industry is currently in such a downturn and that the decrease in our net revenues from $75.0 million for the quarter ended March 31, 2001, to $48.3 million for the quarter ended March 31, 2002 is primarily due to this downturn. The Company's net revenues may continue to be adversely affected if this downturn continues. In general, the Company may experience future substantial period-to-period fluctuations in its business and operating results due to general semiconductor industry conditions, overall economic conditions or other factors.


The Company's gross margin is dependent upon a number of factors, including the level of capacity utilization.

Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment is not fully absorbed, resulting in higher average unit costs and lower sales margins. The decline in new customer order rates has resulted in reduced capacity utilization of the Company's factories as it has attempted to match production with anticipated customer demand. The Company's gross margins have declined as a result of this reduced utilization of production capacity. Gross margins may deteriorate further should production activity be curtailed in response to lower customer demand in the future.


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

The Company faces many risks associated with its dependence upon third parties that manufacture, assemble or package certain of our products. These risks include:

- reduced control over delivery schedules and quality
- risks of inadequate manufacturing yields and excessive costs
- the potential lack of adequate capacity during periods of excess demand
- difficulties selecting and integrating new subcontractors
- limited warranties on wafers or products supplied to the Company
- potential increases in prices
- potential misappropriation of the Company's intellectual property

Any of these risks may lead to increased costs or delay delivery of the Company's products, which would harm its profitability and customer relationships.

Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors. As a result, Micrel is subject to the risk that a foundry will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply. Also, there is a risk that third party manufacturer will cease production on an older or lower volume process that it

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

On January 28, 2002, the Company announced that it would restate its consolidated financial statements for the fiscal years ended December 31, 1998, 1999, and 2000, and the fiscal quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. As a result of this restatement, the Company could become subject to litigation or regulatory proceedings, or both. As of the date hereof, the Company is not aware of any litigation having been commenced against it related to this restatement. However, such litigation could be commenced against the Company in the future and, if so, the Company cannot predict the outcome of any such action at this time. However, if an unfavorable result occurred in any such action, the Company's business and financial condition could be harmed. In addition, regulatory agencies, such as the Securities and Exchange Commission, could commence a formal investigation of the Company's restatement. At this time management cannot predict whether or not any regulatory investigation related to the restatement will be commenced or, if it is, the outcome of any such investigation.
However, if any such investigation were to result in a regulatory proceeding or action against the Company, its business and financial condition could be harmed. The restatement also involves certain tax issues that need to be resolved with the appropriate taxing authorities. The Company has recorded a liability in its financial statements with respect to these tax issues. The Company can not predict the results of its discussions with the appropriate tax authorities regarding the tax implications of its restatement and accordingly, the amount of actual financial impact may differ from the amount recorded in the Company's financial statements.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 2001 Form 10-K have not changed significantly during the quarter ended March 31, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 9 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in Item 1 of
Part I is incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.  None.


(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2002.

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



                                       MICREL, INCORPORATED
                                       --------------------
                                           (Registrant)



Date: May 13, 2002          By  /s/  Richard D. Crowley, Jr.
                                   -----------------------------
                                        Richard D. Crowley, Jr.
                                    Vice President, Finance and
                                      Chief Financial Officer
                                     (Authorized Officer and
                                    Principal Financial Officer)