Form 10-Q
period 2002-06-30
MICREL INC
filed 2002-08-14
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2002.

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






As of July 31, 2002 there were 92,700,726 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

                                                                           Page

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - June 30, 2002 and
            December 31, 2001                                                 3

           Condensed Consolidated Statements of Operations - Three and
            Six Months Ended June 30, 2002 and 2001                           4

           Condensed Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 2002 and 2001                                      5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        21


                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 22

Item 4.    Submission of Matters to a Vote of Security Holders               22

Item 6.    Exhibits and Reports on Form 8-K                                  22


           Signature                                                         23

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                  June 30,      December 31,
                                                    2002          2001 (1)
                                                ------------    ------------
                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  118,739      $  130,406
  Short-term investments                                 77           3,093
  Accounts receivable, net                           29,760          28,209
  Inventories                                        44,093          35,394
  Other current assets                                4,798           8,754
  Deferred income taxes                              29,857          27,367
                                                 ----------      ----------
    Total current assets                            227,324         233,223

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET           107,007         117,571
INTANGIBLE ASSETS, NET                                9,832           3,660
OTHER ASSETS                                            398             359
                                                 ----------      ----------
TOTAL                                            $  344,561      $  354,813
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $   15,175      $   12,737
  Deferred income on shipments to distributors        7,791           9,777
  Other current liabilities                           9,483          10,154
  Current portion of long-term debt                   1,975           3,615
                                                 ----------      ----------
    Total current liabilities                        34,424          36,283

LONG-TERM DEBT                                          749           1,299
OTHER LONG-TERM OBLIGATIONS                           6,800           3,901

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                         --              --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2002 - 92,803,920 shares;
   2001 - 92,823,677 shares                         179,011         194,384
  Deferred stock compensation                       (36,412)        (44,755)
  Accumulated other comprehensive loss                  (26)            (25)

  Retained earnings                                 160,015         163,726
                                                 ----------      ----------
    Total shareholders' equity                      302,588         313,330
                                                 ----------      ----------
TOTAL                                            $  344,561      $  354,813
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

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2002       2001        2002       2001
                                ---------  ---------   ---------  ---------

NET REVENUES                    $  55,363  $  50,774   $ 103,688  $ 125,725

COST OF REVENUES*                  34,139     31,247      64,816     67,004
                                ---------  ---------   ---------  ---------

GROSS PROFIT                       21,224     19,527      38,872     58,721
                                ---------  ---------   ---------  ---------

OPERATING EXPENSES:
  Research and development         13,009     12,396      26,371     25,497
  Selling, general and
   administrative                   8,874      7,583      16,869     19,053
  Amortization of deferred
   stock compensation*              2,459      2,226       5,052      4,294
  Non-recurring acquisition
   expenses*                          --       8,894         --       8,894
                                ---------  ---------   ---------  ---------
      Total operating expenses     24,342     31,099      48,292     57,738
                                ---------  ---------   ---------  ---------

INCOME (LOSS) FROM OPERATIONS      (3,118)   (11,572)     (9,420)       983

OTHER INCOME (EXPENSE), NET          (476)     1,411         588      3,160
                                ---------  ---------   ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES  (3,594)   (10,161)     (8,832)     4,143

PROVISION (BENEFIT) FOR
 INCOME TAXES                      (3,864)    (1,522)     (5,121)     3,110
                                ---------  ---------   ---------  ---------

NET INCOME (LOSS)               $     270  $  (8,639)  $  (3,711) $   1,033
                                =========  =========   =========  =========

NET INCOME (LOSS) PER SHARE:
  Basic                         $    0.00  $   (0.09)  $   (0.04)  $   0.01
                                =========  =========   =========  =========
  Diluted                       $    0.00  $   (0.09)  $   (0.04)  $   0.01
                                =========  =========   =========  =========

SHARES USED IN COMPUTING
 PER SHARE AMOUNTS:
  Basic                            92,984     91,888      93,045     91,412
                                =========  =========   =========  =========
  Diluted                          96,287     91,888      93,045     98,188
                                =========  =========   =========  =========

* Amortization of deferred stock
   compensation related to:
    Cost of revenues            $     784  $     782   $   1,552  $   1,511
                                =========  =========   =========  =========

    Operating expenses:
     Research and development   $   1,367  $   1,163   $   2,727  $   2,243
     Selling, general and
      administrative                1,092      1,063       2,325      2,051
                                ---------  ---------   ---------  ---------
                                    2,459      2,226       5,052      4,294
     Non-recurring acquisition
      expenses                        --       2,007         --       2,007
                                ---------  ---------   ---------  ---------
       Total operating expenses $   2,459  $   4,233   $   5,052  $   6,301
                                =========  =========   =========  =========

See Notes to Condensed Consolidated Financial Statements.



                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                         Six Months Ended
                                                             June  30,
                                                      ---------------------
                                                         2002        2001
                                                      ---------   ---------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES       $   7,952   $  40,039
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and leasehold improvements      (5,698)    (23,936)
  Purchases of intangible assets                         (2,054)        --
  Purchases of short-term investments                       --      (30,537)
  Proceeds from sales and maturities of short-term
   investments                                            3,015      50,685
                                                      ---------   ---------
    Net cash used by investing activities                (4,737)     (3,788)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                           (2,190)     (2,872)
  Proceeds from the issuance of common stock, net         5,594       5,001
  Repurchase of common stock                            (18,286)        --
                                                      ---------   ---------
    Net cash provided (used) by financing activities    (14,882)      2,129
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (11,667)     38,380

CASH AND CASH EQUIVALENTS - Beginning of period         130,406      86,137
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS - End of period             $ 118,739   $ 124,517
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $     153  $      370
                                                      =========   =========
  Income taxes                                        $      86  $    8,893
                                                      =========   =========
Non-cash transactions:
  Deferred stock compensation (reversal)              $  (1,739)  $  11,519
                                                      =========   =========
  Acquisition of intangible asset under patent
   cross license and settlement agreement             $   5,154   $     --
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.


                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This financial data should also be read in conjunction with the Company's critical accounting policies included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Net Income (loss) per Common and Equivalent Share - Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted net income (loss) per share reflects potential dilution from outstanding stock options using the treasury stock method.

Reconciliation of weighted average shares used in computing net income
(loss) per share is as follows (in thousands):

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2002       2001        2002       2001
                                ---------  ---------   ---------  ---------
Weighted average common
 shares outstanding                92,984     91,888      93,045     91,412
Dilutive effect of stock
 options outstanding using
 the treasury stock method          3,303        --          --       6,776
                                ---------  ---------   ---------  ---------
Shares used in computing
 diluted net income per share      96,287     91,888      93,045     98,188
                                =========  =========   =========  =========


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for
restructuring activities initiated after December 31, 2002.   SFAS 146
requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                  June 30,      December 31,
                                                    2002            2001
                                                ------------    ------------
  Finished goods                                 $   22,741      $   16,812
  Work in process                                    19,712          16,506
  Raw materials                                       1,640           2,076
                                                 ----------      ----------
                                                 $   44,093      $   35,394
                                                 ==========      ==========


4.   BORROWING ARRANGEMENTS

Borrowing agreements consisted of $5 million under a revolving line of credit. There were no borrowings under this agreement as of June 30, 2002. The revolving line of credit was scheduled to expire on June 30, 2002 and has been renewed on a month-to-month basis until terminated by either party upon 30 days notice. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.75% at June 30, 2002), or the bank's revolving offshore rate, which approximates LIBOR (1.86% at June 30, 2002) plus 2.0%. In addition the Company had a $10 million non-revolving line of credit agreement which expired on June 30, 2002 and has not been renewed. The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 2002.

As of June 30, 2002, the Company had $2.7 million outstanding under term notes borrowed under previously expired borrowing arrangements.


5.   SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2002, one customer, an Asian based stocking representative, accounted for $14.4 million (13.9%) of net revenues, but no direct O.E.M. customer accounted for more than 10% of net revenues. During the six months ended June 30, 2001, one customer, a North American distributor, accounted for $14.7 million (11.7%) of net revenues, but no direct O.E.M. customer accounted for more than 10% of net revenues.


6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income or loss, which was comprised of the Company's net income or loss for the periods and changes in unrealized gains or losses on investments, was a net income of $269,000 and a net loss of $3.7 million for the three and six months ended June 30, 2002, respectively, and a net loss of $8.6 million and a net income of $1.0 million for the three and six months ended June 30, 2001, respectively.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.   SEGMENT REPORTING

The Company operates under two reportable segments, standard products and custom and foundry products.

                            Net Revenues by Segment
                             (Dollars in thousands)

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2002       2001        2002       2001
                                ---------  ---------   ---------  ---------
Net Revenues:
Standard Products               $  49,376  $  40,779   $  92,408  $ 103,906
Custom and Foundry Products         5,987      9,995      11,280     21,819
                                ---------  ---------   ---------  ---------
  Total net revenues            $  55,363  $  50,774   $ 103,688  $ 125,725
                                =========  =========   =========  =========

As a Percentage of Total Net Revenues:
Standard Products                    89%         80%         89%        83%
Custom and Foundry Products          11%         20%         11%        17%
                                ---------  ---------   ---------  ---------
  Total net revenues                100%        100%        100%       100%
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

On July 2, 1999, National Semiconductor Corporation ("National"), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringed five National Semiconductor patents. The complaint in the lawsuit sought unspecified compensatory damages for infringement, and treble damages as well as permanent injunctive relief against further infringement of the National patents at issue. On May 23, 2002 the Company entered into a Patent Cross License and Settlement Agreement with National which resolved all outstanding patent disputes between the companies. The Court subsequently dismissed the lawsuit (see Note 9).

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741, which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. A notice of appeal of the Judgment was filed by Linear with the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. After briefing and oral argument by both companies, on December 28, 2001 the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. On January 11, 2002 the Company filed a Petition for Rehearing En Banc with the Court of Appeal, which was subsequently denied. On July 3, 2002, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the Unites States. Linear's opposition to the Petition is due on September 6, 2002. The Company intends to continue to vigorously defend itself against the claims set forth in the lawsuit.

On May 23, 2002, the Company filed a complaint against Nortel Networks ("Nortel") entitled Micrel, Incorporated v. Nortel Networks Corporation, in the Superior Court of the State of California, alleging various causes of action relating to breach of a relationship surrounding the sale of certain custom products by Micrel to Nortel. In this lawsuit, Micrel is alleging that Nortel reneged on its obligation to purchase substantial quantities of a custom product from Micrel, leaving Micrel with excess inventory, which was written down to fair market value in 2000. The complaint seeks compensatory damages, attorneys' fees and costs. On July 11, 2002, Nortel filed for removal of the case to the United States District Court in San Jose, which removal was approved. Nortel filed a Motion to Dismiss on August 6, 2002. The Company's response to this motion is due on August 26, 2002. The Court has scheduled a Case Management Conference for November 18, 2002.

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9.   PATENT CROSS LICENSE AND SETTLEMENT AGREEMENT

On May 23, 2002 the Company entered into a Patent Cross License and Settlement Agreement with National Semiconductor which settled all outstanding patent disputes between the companies and cross licensed the entire patent portfolio of each company. Some of the National patents within certain field of use areas are licensed for the life of the patents, all other patents of both companies are licensed through May 22, 2009. Under the terms of the agreement Micrel agreed to pay National $9.0 million of which $3.0 million was paid on May 23, 2002 and the remaining $6.0 million balance will be paid in $2.0 million annual installments over the next three years.

Based on the estimated historical and future benefits of the Patent Cross License and Settlement Agreement, the Company has allocated the present value of the payments as follows (in thousands):

        Settlement of patent disputes     $    947
        Patent license                       7,207
                                          --------
        Present value of payments         $  8,154
                                          ========

The $947,000 valuation of the settlement of patent disputes has been expensed to other income (expense), net in the current period. The patent license valuation of $7.2 million has been recorded as an intangible asset and will be amortized over a 7 year period using straight-line basis amortization.


10.   SUBSEQUENT EVENT

On July 10, 2002 the Company completed the purchase of a 57,000 square foot facility and an adjacent 63,000 square foot facility, located in San Jose, California, for $18.0 million in cash. The Company previously leased these same facilities, which house the majority of the Company's manufacturing operations.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 89% of net revenues for the three and six months ended June 30, 2002 as compared to 80% and 83% for the similar periods in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2002       2001        2002       2001
                                ---------  ---------   ---------  ---------
Net revenues                        100.0%     100.0%      100.0%     100.0%
Cost of revenues                     61.7       61.5        62.5       53.3
                                ---------  ---------   ---------  ---------
  Gross profit                       38.3       38.5        37.5       46.7

Operating expenses:
  Research and development           23.5       24.4        25.4       20.3
  Selling, general and
   administrative                    16.0       14.9        16.3       15.1
  Amortization of deferred
   stock compensation                 4.4        4.4         4.9        3.4
  Non-recurring acquisition
   expenses                           --        17.6         --         7.1
                                ---------  ---------   ---------  ---------
    Total operating expenses         43.9       61.3        46.6       45.9
                                ---------  ---------   ---------  ---------
Income(loss) from operations         (5.6)     (22.8)       (9.1)       0.8
Other income, net                    (0.9)       2.8         0.6        2.5
                                ---------  ---------   ---------  ---------
Income(loss) before income taxes     (6.5)     (20.0)       (8.5)       3.3
Provision (benefit) for income
 taxes                               (7.0)      (3.0)       (4.9)       2.5
                                ---------  ---------   ---------  ---------
Net income(loss)                      0.5%     (17.0)%      (3.6)%      0.8%
                                =========  =========   =========  =========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net Revenues. For the three months ended June 30, 2002, net revenues increased 9% to $55.4 million from $50.8 million for the same period in the prior year. This increase was due to increased standard products revenues which were partially offset by lower custom and foundry products revenues. For the six months ended June 30, 2002, net revenues decreased 18% to $103.7 million from $125.7 million for the same period in the prior year. This decrease was due to decreased standard products revenues combined with lower custom and foundry products revenues. The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 89% of net revenues for the three and six months ended June 30, 2002, as compared to 80% and 83%, respectively, for the similar periods in the prior year. For the three months ended June 30, 2002, standard products revenues increased 21% to $49.4 million from $40.8 million for the same period in the prior year. Such increases resulted from increased unit shipments of computer, industrial, Ethernet communications and telecommunications products, which were partially offset by decreased unit shipments of high bandwidth communications products combined with decreased average selling prices across all product lines. Sales of standard products by the Company during the three months ended June 30, 2002 were led by low dropout regulators, Ethernet communications products and computer peripheral products. Such products were sold primarily to manufacturers within the computer, network communications, telecommunications, and industrial markets. For the six months ended June 30, 2002, standard products revenues decreased 11% to $92.4 million from $103.9 million for the same period in the prior year. Such decreases resulted primarily from decreased unit shipments of high bandwidth communications and telecommunications products combined with decreased average selling prices across all product lines, which were partially offset by increased unit shipments of Ethernet communications and computer products. For the three months ended June 30, 2002, custom and foundry products revenues decreased 40% to $6.0 million representing 11% of net revenues from $10.0 million or 20% of net revenues for the same period in the prior year. For the six months ended June 30, 2002, custom and foundry products revenues decreased 48% to $11.3 million representing 11% of net revenues from $21.8 million or 17% of net revenues for the same period in the prior year. Such decreases for the three and six months ended June 30, 2002 were primarily due to decreased unit shipments of foundry products.

Customer demand for semiconductors can change quickly and unexpectedly. As a result of the slowing global economy, a rapid build-up of semiconductor inventories in global sales channels occurred during 2001, causing lead times for components to fall precipitously.

The short lead time environment has continued from the middle of 2001 through the end of the second quarter of 2002. Customers perceive that semiconductor components are readily available and continue to order only for their short-term needs. New order rates have improved in the first and second quarters of 2002 compared to the fourth quarter of 2001, however there is not sufficient backlog for the Company to predict future revenue levels with certainty. The Company's revenue levels are highly dependent on the amount of new orders that are received for which product can be delivered to the customer within the same period. Within the semiconductor industry these orders that are booked and shipped within the period are called "turns fill" orders. Currently, the uncertainty of customer demand, the high turns fill requirement, and associated uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability.

International sales represented 70% and 61% of net revenues for the quarters ended June 30, 2002 and 2001, respectively. On a dollar basis, international sales increased 24% to $38.5 million for the quarter ended June 30, 2002 from $31.0 million for the comparable period in 2001. For the six months ended
June 30, 2002 and 2001, international sales represented 70% and 55% of net revenues, respectively. On a dollar basis, international sales increased 5% to $72.4 million for the six months ended June 30, 2002 from $68.8 million for the comparable period in 2001. The dollar basis increase in international sales for the three and six months ended June 30, 2002 resulted primarily from increased shipments of personal computer and Ethernet communications products, primarily in Asia, offset in part by decreased shipments of high bandwidth communications products, primarily in Europe. The weak economic conditions in North America and Europe coupled with reduced demand from customers serving the communications infrastructure market has resulted in a revenue shift to Asian based customers that serve more consumer related end-markets. The consumer related end-market tends to be more price competitive than the communications end-market.

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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin was 38% and 39% for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, gross margin decreased to 37% from 47% for the comparable period in the prior year. The decrease in gross margin resulted primarily from decreased capacity utilization, a greater mix of lower margin products and decreased average selling prices as compared to the same periods in 2001. The Company believes pricing pressure will continue to effect gross profit until order lead times extend significantly beyond current levels.

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

As a percentage of net revenues, research and development expenses represented 24% for the quarters ended June 30, 2002 and 2001. On a dollar basis, research and development expenses increased $613,000 or 5% to $13.0 million for the quarter ended June 30, 2002 from $12.4 million for the comparable period in 2001. For the six months ended June 30, 2002 and 2001, research and development expenses represented 25% and 20% of net revenues, respectively. On a dollar basis, research and development expenses increased $874,000 or 3% to $26.4 million for the six months ended June 30, 2002 from $25.5 million for the comparable period in 2001. The dollar increase was primarily due to increased prototype fabrication and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 16% and 15% for the quarters ended June 30, 2002 and 2001, respectively. On a dollar basis, selling, general and administrative expenses increased $1.3 million or 17% to $8.9 million for the quarter ended June 30, 2002 from $7.6 million for the comparable period in 2001. The dollar increases were principally attributable to increased legal costs, which were partially offset by decreased staffing expenses. For the six months ended June 30, 2002 and 2001, selling, general and administrative expenses represented 16% and 15% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses decreased $2.2 million or 12% to $16.9 million for the six months ended June 30, 2002 from $19.1 million for the comparable period in 2001. The dollar decreases were principally attributable to decreased sales commissions, decreased staffing expenses and decreased profit sharing accruals, which were partially offset by increased legal costs.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company's practices in effect through December 2001 related to employee stock option pricing resulted in stock compensation expense under APB 25. For the quarter ended June 30, 2002 total amortization of deferred stock compensation was $3.2 million of which $784,000 was included in cost of revenues and $2.5 million was included in amortization of deferred stock compensation. For the quarter ended June 30, 2001 total amortization of deferred stock compensation was $5.0 million of which $782,000 was included in cost of revenues, $2.2 million was included in amortization of deferred stock compensation and $2.0 million was included in non-recurring acquisition expenses. For the six months ended June 30 2002 total amortization of deferred stock compensation was $6.6 million of which $1.6 million was included in cost of revenues and $5.0 million was included in amortization of deferred stock compensation. For the six months ended June 30, 2001 total amortization of deferred stock compensation was $7.8 million of which $1.5 million was included in cost of revenues, $4.3 million was included in amortization of deferred stock compensation and $2.0 million was included in non-recurring acquisition expenses.

The Company does not presently intend to change its accounting practices with respect to accounting for stock options unless new rules are established by
the FASB, SEC or other regulatory body.   If the Company were to expense stock
options pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation", the incremental expense would be somewhat mitigated to the extent that stock option compensation is already being recognized in the Company's financial statements pursuant to APB 25, as described above. The Company's Annual Report on Form 10-K for the year ended December 31, 2001 discloses the proforma effect on net income if the Company were recording stock compensation pursuant to SFAS No. 123.

Other Income (Expense), Net. Other income (expense), net reflects interest income from investments in short-term, investment-grade, securities offset by interest expense incurred on term notes, combined with other non-operating income or expenses. Other income (expense), net decreased $1.9 million to a net expense of $476,000 for the quarter ended June 30, 2002 from a net income of $1.4 million for the comparable period in 2001. The decrease was primarily due to decreased rates of return on short-term investments combined with a non-recurring expense of $947,000 for the settlement of a patent dispute (see
Note 9 of Notes to Condensed Consolidated Financial Statements). For the six months ended June 30, 2002, other income (expense), net decreased $2.6 million to $588,000 from $3.2 million for the comparable period in 2001. The decrease was primarily due to decreased rates of return on short-term investments combined with a non-recurring expense of $947,000 for the settlement of a patent dispute, partially offset by $490,000 in non-recurring other income combined with a reduction in interest expense resulting from decreased average term note balances.

Provision for Income Taxes. For the three and six months ended June 30, 2002, the provision for income taxes was a benefit of $3.9 million and $5.1 million, respectively. The income tax amounts reflect the Company's revised year 2002 estimated annual effective tax rate of 58% of income (loss) before tax, compared to 70% of income (loss) before tax recorded for the same period in 2001. During the quarter ended June 30, 2002 the Company revised its 2002 estimated annual effective tax rate to 58% from 24% of income (loss) before tax, primarily due to the impact of state research and development credits in relation to revised estimated annual income (loss) before tax. Included in the $3.9 million benefit for income taxes for the three months ended June 30, 2002 is a benefit of $1.8 million resulting from the year-to-date effect of the revision to the annual effective tax rate. The estimated provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes, federal and state research and development credits, and state manufacturing credits.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2002 consisted of cash and short-term investments of $119 million and bank borrowing arrangements. Borrowing agreements consisted of $5 million under a revolving line of credit. There were no borrowings under this agreement as of June 30, 2002. The revolving line of credit was scheduled to expire on June 30, 2002 and has been renewed on a month-to-month basis until terminated by either party upon 30 days notice. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.75% at June 30, 2002), or the bank's revolving offshore rate, which approximates LIBOR (1.86% at June 30, 2002) plus 2.0%. In addition the Company had a $10 million non-revolving line of credit agreement which expired on June

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


30, 2002 and has not been renewed. The agreements contain certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 2002.

As of June 30, 2002, the Company had $2.7 million outstanding under term notes borrowed under previously expired borrowing arrangements.

The Company's working capital decreased by $4.0 million to $192.9 million as of June 30, 2002 from $196.9 million as of December 31, 2001. The decrease was primarily attributable to a $14.7 million decrease in cash and short-term investments combined with a $4.0 million decrease in other current assets, which were partially offset by a $8.7 million increase in inventories, a $2.5 million increase in deferred income taxes and a $1.6 million increase in accounts receivable combined with a $1.9 million decrease in total current liabilities.

The Company's cash flows from operating activities were $8.0 million for the six months ended June 30, 2002 as compared to $40.0 million for the same period in the prior year. This cash flow decrease resulted primarily from an increase in accounts receivables balances of $1.6 million for the six months ended June 30, 2002 as compared to a decrease of $33.0 million for the same period in 2001, which resulted from declining revenue levels in 2001. The cash flows from operating activities generated by the Company in the six months ended June 30, 2002 were primarily attributable to a net loss of $3.7 million plus additions for non-cash activities of $20.7 million which were partially offset by a $9.1 million use in cash from changes in current assets and liabilities. Cash flow used by changes in current assets and liabilities consisted of an increase in inventories of $8.7 million, an increase in accounts receivables of $1.6 million combined with a decrease in deferred income on shipments to distributors of $2.0 million and a decrease in other current liabilities of $2.3 million, which were partially offset by a decrease in other current assets of $4.0 million and an increase in accounts payable of $2.4 million.

The Company's investing activities during the six months ended June 30, 2002 used cash of $4.7 million as compared to $3.8 million of cash used during the comparable period in the prior year. This increase in cash used resulted primarily from a $17.1 million decrease in net sales of short-term investments combined with the purchase of $2.1 million in intangible assets, which were partially offset by a $18.2 million decrease in net purchases of property, plant and equipment. Cash used by investing activities during the six months ended June 30, 2002 resulted from the purchase of $2.1 million in intangible assets and $5.7 million in net purchases of property, plant and equipment, which was partially offset by $3.0 million in net sales of short-term investments.

The Company's financing activities during the six months ended June 30, 2002 used cash of $14.9 million as compared to cash provided of $2.1 million during the comparable period in the prior year. Cash used by financing activities during the six months ended June 30, 2002 was the result of $18.3 million to repurchase 916,100 shares of common stock and $2.2 million in repayments of long-term debt, which was partially offset by proceeds from the issuance of common stock through the employee stock transactions of $5.6 million.

Subsequent to June 30, 2002, the Company completed the purchased of a 57,000 square foot facility and an adjacent 63,000 square foot facility, located in San Jose, California, for $18.0 million in cash. The Company previously leased these same facilities, which house the majority of the Company's manufacturing operations.

The Company currently estimates its capital equipment purchases, which exclude the above mentioned $18 million purchase of land and buildings, to be approximately $15 million for year 2002, of which $5.7 million was expended in the first six months. The Company expects to purchase primarily additional research and development, wafer and test manufacturing equipment and building improvements. The Company expects that its cash requirements through 2002 will be met by its cash from operations, existing cash balances and short-term investments, and its credit facility.

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


The Company is exposed to risks because of the uncertain rate of growth in the global economy.

Although the global economy appears to have grown in the first half of 2002 after shrinking for a period in 2001, recent events have cast doubt on the sustainability of future economic growth. Consumer confidence is waning due in part to the recent sharp decline in global equity markets. Reduced corporate profits and weak capital spending, especially for technology related end markets that the Company serves such as the high-speed communications, enterprise computing and telecommunications markets, continue to dampen demand for the Company's products. If economic conditions in the global economy worsen, or if a wider global economic recession materializes, the Company's business, financial condition and results of operations may be materially and adversely affected.


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

If the Company's operating results are below the expectations of public market analysts or investors, then the market price of its Common Stock could decline. Some of the factors that affect the Company's quarterly and annual results, but which are difficult for the Company to control or predict are:

- the volume and timing of orders received
- changes in the mix of products sold
- market acceptance of the Company's products and its customers' products
- competitive pricing pressures
- cyclical semiconductor industry conditions
- dependence on third party suppliers
- the ability to introduce new products on a timely basis
- the timing of new product announcements and introductions by the Company or its competitors
- the timing and extent of research and development expenses
- fluctuations in manufacturing yields
- the ability to hire and retain key technical and management personnel
- access to advanced process technologies
- the timing and extent of process development costs
- the uncertain supply of energy in California

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Customer demand for the Company's products is volatile and difficult to predict

The Company's customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for the Company's products. The volatility of customer demand limits the Company's ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because end customer demand can change very quickly. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates.

The current weakness in the global economy has caused the end markets that the Company's customers serve to grow less rapidly, or in some cases, contract. The resulting uncertainty of demand has caused most of the Company's customers to err on the side of caution until they see signs of order strength for their end products. In addition, many customers are continuing to deplete excess inventories, particularly contract manufacturers and high bandwidth communication OEM's. Semiconductors are perceived to be readily available and supplier lead times are at or near historic lows. In this environment customers are not making large purchase commitments, only ordering small quantities to fill known short-term requirements, greatly reducing our visibility into customer demand. As a result, the Company's revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The reduced level of order backlog coupled with the short-term nature of customer demand makes it extremely difficult to predict near term revenues and profits.


The cyclical nature of the semiconductor industry can result in downturns that can negatively effect the Company's operating results.

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

In times of weak economic conditions, such as the semiconductor industry is now experiencing and due to uncertain customer demand and under-utilization of semiconductor fabrication capacity, price competition becomes more prevalent. Both the semiconductor industry and the Company have experienced significant price erosion since the beginning of 2001. If this price erosion continues it will have the effect of reducing revenue levels and gross margins in future periods.

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


The Company's product offering, while diversified, is highly dependent on certain select end markets.

The Company currently sells a significant portion of its products in the high-speed communications, computer, networking and wireless handset markets. These markets are characterized by short product life cycles, rapidly changing customer demand, evolving and competing industry standards and seasonal demand trends. Additionally, there can be no assurance that these markets will continue to grow. If the markets for high speed communications, computers, networking or wireless handsets that the Company serves fail to grow, or grows more slowly than it currently anticipates, or if there is increased competition in these markets, the Company's business, results of operations and financial condition could be adversely affected.

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

The markets that the Company serves frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products are unable to support the new features or performance levels required by OEMs in these markets, it would likely lose business from existing or potential customers and would not have the opportunity to compete for new design wins until the next product transition. If the Company fails to develop products with required features or performance standards, or experiences even a short delay in bringing a new product to market, or if its customers fail to achieve market acceptance of their products, its revenues could be significantly reduced for a substantial period of time.


The Company encounters risks associated with its international operations.

The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. International markets are subject to a variety of risks, including changes in policy by foreign governments, social conditions such as civil unrest, and economic conditions including high levels of inflation,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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


The Company is subject to the risk of litigation and regulatory action in connection with the restatement of its financial statements, and the potential liability from any such litigation or regulatory action could harm its business.

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

The Company manufactures most of its semiconductors at its San Jose and Santa Clara, California fabrication facilities. Manufacturing semiconductors requires manufacturing tools that are unique to each product being produced.
If one of these unique manufacturing tools was damaged or destroyed, then the Company's ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of integrated circuits is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The Company faces risks associated with acquisitions it has completed and will face risks associated with any future acquisitions.

The Company has made acquisitions in the past and may make acquisitions in the future. The risks involved with acquisitions include:

- diversion of management's attention
- failure to retain key personnel
- amortization of acquired intangible assets
- customer dissatisfaction or performance problems with the acquired company
- the cost associated with acquisitions and the integration of acquired operations
- assumption of unknown liabilities

Any of these risks could materially harm the Company's business, financial condition and results of operations. Additionally, any acquisition involves a significant amount of integration of two companies that have previously operated independently. No assurance can be given that difficulties will not be encountered in integrating certain products, technologies or operations of the acquired companies or that the benefits expected from such integration will be realized. There can be no assurance that any of the acquired companies will retain its key personnel, that the engineering teams of Micrel and the acquired companies will successfully cooperate and realize any technological benefits or that Micrel or the acquired companies will realize any of the other anticipated benefits of the acquisitions. In addition, the consummation of an acquisition could result in the cancellation, termination or non-renewal of arrangements with the acquired company by suppliers, distributors or customers, or the termination of negotiations or delays in ordering by prospective customers as a result of uncertainties that may be perceived as a result of the acquisition. Any significant amount of cancellations, terminations, delays or non-renewals of arrangements with the acquired company or loss of key employees or termination of negotiations or delays in ordering could have a material adverse effect on the business, operating results or financial condition of the acquired company and Micrel after the acquisition.

In addition, some of the past acquisitions have been accounted for using the pooling-of-interests method of accounting which means the acquisitions are subject to rules established by the Financial Accounting Standards Board and the Securities and Exchange Commission. These rules are complex and the interpretation of them is subject to change. Additionally, the availability of pooling of interests accounting treatment for a business combination depends in part upon circumstances and events occurring after the acquisition. The failure of a past business combination that has been accounted for under the pooling of interests accounting method to qualify for this accounting treatment would materially harm the Company's reported and future earnings and likely, the price of its Common Stock.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 2001 Form 10-K have not changed significantly during the six months ended June 30, 2002.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 8 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in
Item 1 of Part I is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 23, 2002 at 12:00 p.m. local time, at its corporate offices located at 2180 Fortune Drive, San Jose, California. The Annual Meeting was held for the purpose of (a) electing four members of the Board of Directors, (b) transacting such other business as may properly come before the Annual Meeting. The following proposal was voted upon and approved:

Proposal No. 1 - Election of four members of the Board of Directors:

The following persons were duly elected to the Board by the shareholders for a one year term and until their successors are elected and qualified:


  NOMINATION                     FOR          ABSTAINED
  ----------                     ---          ---------
Raymond D. Zinn               87,535,154       513,138
Warren H. Muller              87,535,820       512,472
Larry L. Hansen               87,550,754       497,538
George Kelly                  87,550,743       497,549


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         10.1 Patent Cross License Agreement between Micrel, Incorporated and National Semiconductor Corporation, dated May 23, 2002.

   (b) Reports on Form 8-K. During the quarter ended June 30, 2002, the Company filed a Report on Form 8-K/A, dated April 1, 2002, restating its financial statements which were previously issued on Form 8-K dated October 3, 2001. Also during the quarter ended June 30, 2002, the Company filed a Report on Form 8-K, dated June 3, 2002, disclosing that Raymond D. Zinn, the Chairman of the Board, President and Chief Executive Officer of Micrel has entered into a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

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



                                          MICREL, INCORPORATED
                                          --------------------
                                              (Registrant)



Date: August 14, 2002               By /s/ Richard D. Crowley, Jr.
                                         ---------------------------
                                         Richard D. Crowley, Jr.
                                       Vice President, Finance and
                                        Chief Financial Officer
                                        (Authorized Officer and
                                       Principal Financial Officer)