Form 10-Q
period 2002-09-30
MICREL INC
filed 2002-11-14
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2002.

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



As of November 13, 2002 there were 91,662,884 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                               REPORT ON FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                          Page
                                                                          ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - September 30, 2002
            and December 31, 2001                                            3

           Condensed Consolidated Statements of Operations - Three
            and Nine Months Ended September 30, 2002 and 2001                4

           Condensed Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 2002 and 2001                         5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         24

Item 4.  Evaluation of Disclosure Controls and Procedures                   24


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  25

Item 6.  Exhibits and Reports on Form 8-K                                   25


         Signature                                                          26

         Certifications                                                     27

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                      (In thousands, except share amounts)

                                                September 30,   December 31,
                                                    2002           2001 (1)
                                                ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $   99,028      $  130,406
  Short-term investments                                --            3,093
  Accounts receivable, net                           32,572          28,209
  Inventories                                        43,977          35,394
  Other current assets                                4,016           8,754
  Deferred income taxes                              33,791          27,367
                                                 ----------      ----------
    Total current assets                            213,384         233,223

PROPERTY, PLANT AND EQUIPMENT, NET                   96,980         117,571
DEFERRED INCOME TAXES                                 8,888             --
INTANGIBLE ASSETS, NET                                9,110           3,660
OTHER ASSETS                                            351             359
                                                 ----------      ----------
TOTAL                                            $  328,713      $  354,813
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $   13,609      $   12,737
  Deferred income on shipments to distributors        8,403           9,777
  Other current liabilities                          12,573          10,154
  Current portion of long-term debt                   1,669           3,615
                                                 ----------      ----------
    Total current liabilities                        36,254          36,283

LONG-TERM DEBT                                       10,960           1,299
OTHER LONG-TERM OBLIGATIONS                           8,655           3,901

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                         --              --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2002 - 92,048,655 shares;
   2001 - 92,823,677 shares                         169,429         194,384
  Deferred stock compensation                       (32,106)        (44,755)
  Accumulated other comprehensive loss                  (26)            (25)
  Retained earnings                                 135,547         163,726
                                                 ----------      ----------
    Total shareholders' equity                      272,844         313,330
                                                 ----------      ----------
TOTAL                                            $  328,713      $  354,813
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

See Notes to Condensed Consolidated Financial Statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                  Three Months Ended        Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
NET REVENUES                       $  50,367  $  45,064   $ 154,055  $ 170,789

COST OF REVENUES*                     37,110     29,838     101,926     96,842
                                   ---------  ---------   ---------  ---------
GROSS PROFIT                          13,257     15,226      52,129     73,947
                                   ---------  ---------   ---------  ---------

OPERATING EXPENSES:
  Research and development            14,104     12,684      40,475     38,181
  Selling, general and
   administrative                      7,940      7,680      24,809     26,733
  Amortization of deferred
   stock compensation*                 2,358      2,593       7,410      6,887
  Non-recurring acquisition
   expenses*                             --         --          --       8,894
  Manufacturing facility impairment   23,357        --       23,357        --
  Restructuring expense                5,536        --        5,536        --
                                   ---------  ---------   ---------  ---------
    Total operating expenses          53,295     22,957     101,587     80,695
                                   ---------  ---------   ---------  ---------
LOSS FROM OPERATIONS                 (40,038)    (7,731)    (49,458)    (6,748)

OTHER INCOME, NET                        284      1,157         872      4,317
                                   ---------  ---------   ---------  ---------
LOSS BEFORE INCOME TAXES             (39,754)    (6,574)    (48,586)    (2,431)

BENEFIT FOR INCOME TAXES             (15,286)    (4,820)    (20,407)    (1,710)
                                   ---------  ---------   ---------  ---------
NET LOSS                           $ (24,468) $  (1,754)  $ (28,179) $    (721)
                                   =========  =========   =========  =========

NET LOSS PER SHARE:
  Basic                            $   (0.26) $   (0.02)  $   (0.30) $   (0.01)
                                   =========  =========   =========  =========

  Diluted                          $   (0.26) $   (0.02)  $   (0.30) $   (0.01)
                                   =========  =========   =========  =========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
  Basic                               92,563     92,533      92,845     91,786
                                   =========  =========   =========  =========
  Diluted                             92,563     92,533      92,845     91,786
                                   =========  =========   =========  =========

* Amortization of deferred stock
   compensation related to:
    Cost of revenues               $     770  $     803   $   2,322  $   2,314
                                   =========  =========   =========  =========
    Operating expenses:
      Research and development     $   1,199  $   1,382   $   3,926  $   3,625
      Selling, general and
       administrative                  1,159      1,211       3,484      3,262
                                   ---------  ---------   ---------  ---------
                                       2,358      2,593       7,410      6,887
    Non-recurring acquisition
     expenses                            --         --          --       2,007
                                   ---------  ---------   ---------  ---------
      Total operating expenses     $   2,358  $   2,593   $   7,410  $   8,894
                                   =========  =========   =========  =========

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                        Nine Months Ended
                                                          September  30,
                                                      ---------------------
                                                         2002        2001
                                                      ---------   ---------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                            $ (28,179)  $    (721)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                        25,961      23,990
    Manufacturing facility impairment                    23,357         --
    Stock based compensation                              9,732      11,208
    Loss on disposal of assets                               73          16
    Deferred rent                                          (467)        --
    Deferred income taxes                               (18,193)     (4,689)
    Changes in operating assets and liabilities:
      Accounts receivable                                (4,363)     37,356
      Inventories                                        (8,583)     (4,129)
      Prepaid expenses and other assets                   2,855      (1,361)
      Accounts payable                                      872      (9,428)
      Income taxes payable                                  --       (4,806)
      Other accrued liabilities                           5,367      (3,313)
      Deferred income on shipments to distributors       (1,374)     (3,998)
                                                      ---------   ---------
Net cash provided by operating activities                 7,058      40,125
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (27,042)    (32,922)
  Purchases of intangible assets                         (2,054)        --
  Purchases of short-term investments                       --      (30,547)
  Proceeds from sales and maturities of
   short-term investments                                 3,092      64,251
                                                      ---------   ---------
Net cash provided (used) by investing activities        (26,004)        782
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt borrowing                 10,736         --
  Repayments of long-term debt                           (3,021)     (4,328)
  Proceeds from the issuance of common stock, net         6,293      11,829
  Repurchase of common stock                            (26,440)     (3,156)
                                                      ---------   ---------
Net cash provided (used) by financing activities        (12,432)      4,345
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (31,378)     45,252

CASH AND CASH EQUIVALENTS - Beginning of period         130,406      86,137
                                                      ---------   ---------
CASH AND CASH EQUIVALENTS - End of period             $  99,028   $ 131,389
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $     286   $     494
                                                      =========   =========
  Income taxes                                        $      91   $   8,896
                                                      =========   =========
Non-cash transactions:
  Deferred stock compensation (reversal)              $  (2,917)  $  11,240
                                                      =========   =========
  Acquisition of intangible asset under patent
   cross license and settlement agreement             $   5,154   $     --
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Net Loss per Common and Equivalent Share - Basic net loss per share is computed by dividing net loss by the number of weighted average common shares outstanding. Diluted net loss per share reflects potential dilution from outstanding stock options using the treasury stock method. As the Company was in a loss position for all periods presented, there were no differences between basic and dilutive loss per share as the potential effect of outstanding stock options would be anti-dilutive.
Reconciliation of weighted average shares used in computing net loss per share is as follows (in thousands):

                                  Three Months Ended        Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
Weighted average common
 shares outstanding                   92,563     92,533      92,845     91,786
Dilutive effect of stock options
 outstanding using the treasury
 stock method                            --         --          --         --
                                   ---------  ---------   ---------  ---------
Shares used in computing
 diluted net loss per share           92,563     92,533      92,845     91,786
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

In June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


annually for impairment. The Company has adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. The impact of adopting this standard is not expected to have a material effect on the Company's financial position or results of operations.


3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                September 30,   December 31,
                                                    2002           2001 (1)
                                                ------------    ------------
   Finished goods                                $   16,970      $   16,812
   Work in process                                   25,176          16,506
   Raw materials                                      1,831           2,076
                                                 ----------      ----------
                                                 $   43,977      $   35,394
                                                 ==========      ==========


4.   BORROWING ARRANGEMENTS

Borrowing agreements consisted of $5.0 million under a revolving line of credit. There were no borrowings under this agreement as of September 30, 2002. The revolving line of credit was scheduled to expire on June 30, 2002 and has been renewed on a month-to-month basis until terminated by either party upon 30 days notice. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.75% at September 30, 2002), or the bank's revolving offshore rate, which approximates LIBOR (1.79% at September 30, 2002) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent, minimum tangible net worth levels, maximum annual net loss levels and minimum cash, cash equivalents and short-term investment levels. As of September 30, 2002 the Company was not in compliance with the minimum tangible net worth covenant and has obtained a waiver from the bank as of September 30, 2002.

During September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.75% at September 30, 2002), or adjustable monthly LIBOR (1.79% at September 30, 2002) plus 1.5%. The principal balance of the loan shall be paid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance.

As of September 30, 2002, the Company had $12.6 million outstanding under term notes outstanding.


5.   SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2002, one customer, an Asian based stocking representative, accounted for $19.9 million (13%) of net revenues, but no direct O.E.M. customer accounted for more than 10% of net revenues. During the nine months ended September 30, 2001, one foundry customer accounted for $19.8 million (11.5%) of net revenues.


6.   COMPREHENSIVE LOSS

Comprehensive loss, which was comprised of the Company's net loss for the periods and changes in unrealized gains or losses on investments, was a net loss of $24.5 million and $28.2 million for the three and nine months ended September 30, 2002, respectively, and a net loss of $1.8 million and $715,000 for the three and nine months ended September 30, 2001, respectively.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.   SEGMENT REPORTING

The Company operates under two reportable segments, standard products and custom and foundry products.

Net Revenues by Segment
(Dollars in thousands)

                                  Three Months Ended        Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
Net Revenues:
Standard Products                  $  42,811  $  36,594   $ 135,219  $ 140,500
Custom and Foundry Products            7,556      8,470      18,836     30,289
                                   ---------  ---------   ---------  ---------
   Total net revenues              $  50,367  $  45,064   $ 154,055  $ 170,789
                                   =========  =========   =========  =========

As a Percentage of Total Net
 Revenues:
Standard Products                        85%        81%         88%        82%
Custom and Foundry Products              15%        19%         12%        18%
                                   ---------  ---------   ---------  ---------
   Total net revenues                   100%       100%        100%       100%
                                   =========  =========   =========  =========


8.   LITIGATION AND OTHER CONTINGENCIES

On July 2, 1999, National Semiconductor Corporation (''National''), a competitor of the Company, filed a complaint against the Company, entitled National Semiconductor Corporation v. Micrel Semiconductor, Inc. in the United States District Court, Northern District of California, in San Jose, California, alleging that the Company infringed five National Semiconductor patents. The complaint in the lawsuit sought unspecified compensatory damages for infringement, and treble damages as well as permanent injunctive relief against further infringement of the National patents at issue. On May 23, 2002 the Company entered into a Patent Cross License and Settlement Agreement with National which resolved all outstanding disputes between the companies. The Court subsequently dismissed the lawsuit (see Note 11).

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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Court in San Jose adjudicated in favor of the Company in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741, which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. A notice of appeal of the Judgment was filed by Linear with the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. After briefing and oral argument by both companies, on December 28, 2001 the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. On January 11, 2002 the Company filed a Petition for Rehearing En Banc with the Court of Appeal, which was subsequently denied. On July 3, 2002, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the Unites States. Linear filed an opposition to the Petition on September 6, 2002. The Company filed a reply to the opposition on September 19, 2002. The Company intends to continue to vigorously defend itself against the claims set forth in the lawsuit.

On May 23, 2002, the Company filed a complaint against Nortel Networks Limited ("Nortel") entitled Micrel, Incorporated v. Nortel Networks Corporation, in the Superior Court of the State of California, alleging various causes of action relating to breach of a relationship surrounding the sale of certain custom products by Micrel to Nortel. In this lawsuit, Micrel is alleging that Nortel reneged on its obligation to purchase substantial quantities of a custom product from Micrel, leaving Micrel with excess inventory, which was written down to fair market value in 2000. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On July 11, 2002, Nortel filed for removal of the case to the United States District Court in San Jose, which removal was approved. Nortel filed a Motion to Dismiss the Complaint on August 6, 2002. The Company's response to this motion was filed on August 26, 2002. On September 17, 2002, the Court issued an order granting in-part and denying in-part the Motion to Dismiss with leave to amend as to one claim and
without leave to amend as to all remaining claims.   On September 30,
2002, the Company filed a Motion for Reconsideration of the Court's order granting the Motion to Dismiss without leave to amend. Nortel filed an opposition to the Company's Motion for Reconsideration on October 15, 2002. The Court's ruling on the Motion for reconsideration is pending.
The Court has scheduled a Case Management Conference for January 27, 2003.

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


9.   PURCHASE OF MANUFACTURING FACILITY

In July 2002 the Company completed the purchase of a 57,000 square foot facility and an adjacent 63,000 square foot facility, located in San Jose, California, for $18.0 million in cash. The Company previously leased these same facilities, which house the majority of the Company's manufacturing operations.


10.   CLOSURE OF WAFER FABRICATION FACILITY

During the quarter ended September 30, 2002, the Company approved a plan to close its Santa Clara, CA wafer fabrication facility within the next 12 months in order to reduce costs and improve operating efficiencies through improved capacity utilization. Management believes that these actions are prudent given the current excess capacity levels with in its wafer fabrication facilities combined with the uncertain demand in the high-speed communications market. Associated with the facility closure the Company accrued $5.5 million in restructuring expenses, primarily for equipment de-installation costs and contractual building lease costs that will provide no future benefit. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Of the $5.5 million in accrued restructuring costs, $1.0 million has been classified as other current liabilities and the remaining $4.5 million has been classified as other long-term obligations. Also related to the planned facility closure, the Company recorded a $23.4 million impairment of long-lived assets to reduce the net book value of the facility's leasehold improvements and equipment to fair value. The fair value was based on a third party estimate of the current net sales value.


11.   PATENT CROSS LICENSE AND SETTLEMENT AGREEMENT

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

Based on the estimated historical and future benefits of the Patent Cross License and Settlement Agreement, the Company has allocated the present value of the payments as follows (in thousands):

      Settlement of patent disputes        $   947
      Patent license                         7,207
                                           -------
      Present value of payments            $ 8,154
                                           =======

The $947,000 valuation of the settlement of patent disputes has been expensed to other income (expense), net in the period ended June 30, 2002. The patent license valuation of $7.2 million has been recorded as an intangible asset and is being amortized over its estimated useful life of 7-years.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


12.   STOCK REPURCHASE PROGRAM

On February 12, 2002, the Company's Board of Directors announced a stock repurchase program under which the Company may purchase up to $20.0 million of its common stock. On July 24, 2002, the Board of Directors approved an additional $20.0 million stock repurchase program by increasing the total authorized stock repurchase to $40.0 million of common stock in 2002. Shares of common stock purchased pursuant to the repurchase program are used to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k). For the nine months ended September 30, 2002, $26.4 million have been used to repurchase 1,783,000 shares of common stock.


13.   SUBSEQUENT EVENT

On November 8, 2002 the Company filed a Schedule TO with the Securities and Exchange Commission in order to initiate an offer to its employees to exchange certain of their outstanding options for new options to be granted six months and two days after expiration of the exchange offer. The Company's Directors, CEO and CFO are not eligible to participate in the stock option exchange program. This offer to exchange contemplates a grant of new options to eligible employees in a ratio equivalent to one new option granted for every two options elected for exchange and cancelled with respect to employees who currently hold the position of vice president or higher, and two new options granted for every three options elected for exchange and cancelled with respect to all other employees.

The replacement options will have an exercise price equal to the closing sales price of our common stock as quoted on the Nasdaq National Market on the date preceding the replacement grant date. The only options eligible to be exchanged are those outstanding employee stock options with an exercise price of $13 or higher. Options to purchase 5,761,102 shares of the Company's common stock are eligible to be surrendered and replaced in this exchange offer, which represents 44% of the currently issued and outstanding options. The eligible options represent approximately 6% of the aggregate of the outstanding shares of Micrel common stock and all currently outstanding options.

Certain employee stock options that were granted prior to December 21, 2001 have been previously determined to be compensatory per APB 25 and a non-cash, deferred stock compensation expense has been recorded on Micrel's financial statements for these options. Should any of these options be tendered for cancellation and exchange, all unrecognized deferred compensation expense associated with the cancelled options will accelerate to the period of cancellation. Based on an expected cancellation date of December 11, 2002, a charge will be recorded by Micrel in the fourth quarter of 2002 related to the acceleration of non-cash, deferred stock compensation expense associated with options cancelled under this exchange offer. The size of the charge will depend on the percentage of employee acceptance of this offer and the actual number of stock options with deferred stock compensation expense that are cancelled. Based on an estimated range of participation, the non-cash charge is expected to be between $17 million and $23 million before income taxes.

As a result of the anticipated acceleration of deferred compensation expense in the fourth quarter of 2002, there is likely to be a reduction in deferred compensation expense in subsequent periods beginning in the first quarter of 2003. Furthermore, the stock option exchange program is expected to reduce the overall number of outstanding stock options after replacement option grants are issued. The combined effect of the reduction in deferred compensation expense and fewer outstanding stock options is expected have a beneficial effect on Micrel's earnings per share in future periods.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 85% and 88% of net revenues for the three and nine months ended September 30, 2002, respectively, as compared to 81% and 82% for the similar periods in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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


Critical Accounting Policies

The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements. Management bases its estimates and judgements on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, inventory valuation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


Change in Certifying Accountant

On September 6, 2002, the Company filed a Current Report on Form 8-K disclosing a change in certifying accountant. Deloitte & Touche LLP ("Deloitte") was previously the principal accountants for Micrel. On August 30, 2002, the Company notified Deloitte that it would not be retained as independent auditors for the fiscal year 2002. This action followed the Company's extensive evaluation of Deloitte and other firms to audit Micrel's consolidated financial statements for its fiscal year ending December 31, 2002. The Audit Committee has recommended, and the Board of Directors of the Company has approved, the appointment of PricewaterhouseCoopers LLP ("PwC") as the Company's independent auditors for fiscal year 2002.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                  Three Months Ended        Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2002       2001        2002       2001
                                   ---------  ---------   ---------  ---------
Net revenues                          100.0%     100.0%      100.0%     100.0%
Cost of revenues                       73.7       66.2        66.2       56.7
                                  ---------  ---------   ---------  ---------
  Gross profit                         26.3       33.8        33.8       43.3
                                  ---------  ---------   ---------  ---------
Operating expenses:
  Research and development             28.0       28.2        26.3       22.4
  Selling, general and
   administrative                      15.7       17.0        16.1       15.6
  Amortization of deferred
   stock compensation                   4.7        5.8         4.8        4.0
  Non-recurring acquisition
   expenses                              --         --          --        5.2
  Manufacturing facility
   impairment                          46.4         --        15.1         --
  Restructuring expense                11.0         --         3.6         --
                                  ---------  ---------   ---------  ---------
    Total operating expenses          105.8       51.0        65.9       47.2
                                  ---------  ---------   ---------  ---------
Loss from operations                  (79.5)     (17.2)      (32.1)      (3.9)
Other income, net                       0.6        2.6         0.6        2.5
                                  ---------  ---------   ---------  ---------
Loss before income taxes              (78.9)     (14.6)      (31.5)      (1.4)
Benefit for income taxes              (30.3)     (10.7)      (13.2)      (1.0)
                                  ---------  ---------   ---------  ---------
Net loss                              (48.6)%     (3.9)%     (18.3)%     (0.4)%



Net Revenues. For the three months ended September 30, 2002, net revenues increased 12% to $50.4 million from $45.1 million for the same period in the prior year. This increase was due to increased standard products revenues which were partially offset by lower custom and foundry products revenues. For the nine months ended September 30, 2002, net revenues decreased 10% to $154.1 million from $170.8 million for the same period in the prior year. This decrease was due to decreased standard products revenues combined with lower custom and foundry products revenues. The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 85% and 88% of net revenues for the three and nine months ended September 30, 2002, respectively, as compared to 81% and 82%, respectively, for the similar periods in the prior year.

For the three months ended September 30, 2002, standard products revenues increased 17% to $42.8 million from $36.6 million for the same period in the prior year. Such increases resulted from increased unit shipments of computer, industrial, telecommunications and high-bandwidth communications products, which were partially offset by decreased average selling prices across all product lines. Sales of standard products by the Company during the three months ended September 30, 2002 were led by low dropout regulators, Ethernet communications and computer peripheral products. Such products were sold primarily to manufacturers within the computer, network communications, telecommunications and industrial markets. For the nine months ended September 30, 2002, standard products revenues decreased 4% to $135.2 million from $140.5 million for the same period in the prior year. Such decreases resulted primarily from decreased average selling prices across all product lines combined with decreased unit shipments of high bandwidth communications products, which were partially offset by increased unit shipments of telecommunications, computer and Ethernet communications products.

For the three months ended September 30, 2002, custom and foundry products revenues decreased 11% to $7.6 million representing 15% of net revenues from $8.5 million or 19% of net revenues for the same period in the prior year. For the nine months ended September 30, 2002, custom and foundry products revenues decreased 38% to $18.8 million representing 12% of net revenues from $30.3 million or 18% of net revenues for the same period in the prior year. Such decreases for the three and nine months ended September 30, 2002 were primarily due to decreased unit shipments of foundry products.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Customer demand for semiconductors can change quickly and unexpectedly. As a result of the slowing global economy, a rapid build-up of semiconductor inventories in global sales channels occurred during 2001, causing lead times for components to fall precipitously. The short lead time environment has continued from the middle of 2001 through the end of the third quarter of 2002. Customers perceive that semiconductor components are readily available and continue to order only for their short-term needs. New order rates have improved in the three and nine months ended September 30, 2002 as compared to the same periods in 2001, however there is not sufficient backlog for the Company to predict future revenue levels with certainty. The Company's revenue levels are highly dependent on the amount of new orders that are received for which product can be delivered to the customer within the same period. Within the semiconductor industry these orders that are booked and shipped within the period are called "turns fill" orders. Currently, the uncertainty of customer demand, the high turns fill requirement, and associated uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability.

International sales represented 67% and 64% of net revenues for the three months ended September 30, 2002 and 2001, respectively. On a dollar basis, international sales increased 17% to $33.9 million for the three months ended September 30, 2002 from $29.0 million for the comparable period in 2001. This increase in international sales resulted primarily from increased shipments of telecommunications and personal computer products, primarily in Asia, offset in part by decreased shipments of Ethernet communications products, primarily in Asia. For the nine months ended September 30, 2002 and 2001, international sales represented 69% and 57% of net revenues, respectively. On a dollar basis, international sales increased 9% to $106.3 million for the nine months ended September 30, 2002 from $97.7 million for the comparable period in 2001. This increase in international sales for the nine months ended September 30, 2002 resulted primarily from increased shipments of telecommunications, personal computer and Ethernet communications products, primarily in Asia. The increased unit shipments to Asian based customers is primarily a result of customers transferring their manufacturing operations to Asia seeking lower cost structures.

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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. For the three months ended September 30, 2002 the Company's gross margin decreased to 26% from 34% for the same period in 2001 For the nine months ended September 30, 2002, gross margin decreased to 34% from 43% for the same period in 2001. The decreases in gross margin for the three and nine month periods ended September 30, 2002 resulted primarily from a $4.5 million charge for excess inventory resulting form reduced sales and product transitions for certain Ethernet communications products combined with decreased capacity utilization, a greater sales mix of lower margin products and decreased average selling prices as compared to the same periods in 2001. The Company believes pricing pressure will continue to effect gross profit until order lead times extend significantly beyond current levels.

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

As a percentage of net revenues, research and development expenses represented 28% for the three months ended September 30, 2002 and 2001. On a dollar basis, research and development expenses increased $1.4 million or 11% to $14.1 million for the three months ended September 30, 2002 from $12.7 million for the comparable period in 2001. For the nine months ended

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


September 30, 2002 and 2001, research and development expenses represented 26% and 22% of net revenues, respectively. On a dollar basis, research and development expenses increased $2.3 million or 6% to $40.5 million for the nine months ended September 30, 2002 from $38.2 million for the comparable period in 2001. The dollar increases were primarily due to increased prototype fabrication and new process development costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 16% and 17% for the three months ended September 30, 2002 and 2001, respectively. On a dollar basis, selling, general and administrative expenses increased $260,000 or 3% to $7.9 million for the three months ended September 30, 2002 from $7.7 million for the comparable period in 2001. The dollar increases were principally attributable to increased commissions as a result of increased revenues. For each of the nine months ended September 30, 2002 and 2001, selling, general and administrative expenses represented 16% of net revenues. On a dollar basis, selling, general and administrative expenses decreased $1.9 million or 7% to $24.8 million for the nine months ended September 30, 2002 from $26.7 million for the comparable period in 2001. The dollar decreases were principally attributable to decreased sales commissions, decreased staffing expenses and decreased profit sharing accruals, which were partially offset by increased legal costs.

Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company's practices in effect through December 2001 related to employee stock option pricing resulted in stock compensation expense under APB 25. For the three months ended September 30, 2002 total amortization of deferred stock compensation was $3.1 million of which $770,000 was included in cost of revenues and $2.4 million was included in amortization of deferred stock compensation. For the three months ended September 30, 2001 total amortization of deferred stock compensation was $3.4 million of which $803,000 was included in cost of revenues, $2.6 million was included in amortization of deferred stock compensation. For the nine months ended September 30 2002 total amortization of deferred stock compensation was $9.7 million of which $2.3 million was included in cost of revenues and $7.4 million was included in amortization of deferred stock compensation. For the nine months ended September 30, 2001 total amortization of deferred stock compensation was $11.2 million of which $2.3 million was included in cost of revenues, $6.9 million was included in amortization of deferred stock compensation and $2.0 million was included in non-recurring acquisition expenses.

On November 8, 2002 the Company filed a Schedule TO with the Securities and Exchange Commission in order to initiate an offer to its employees to exchange certain of their outstanding options for new options to be granted six months and two days after expiration of the exchange offer. Certain employee stock options that were granted prior to December 21, 2001 have been previously determined to be compensatory per APB 25 and a non-cash, deferred stock compensation expense has been recorded on Micrel's financial statements for these options. Should any of these options be tendered for cancellation and exchange, all unrecognized deferred compensation expense associated with the cancelled options will accelerate to the period of cancellation. Based on an expected cancellation date of December 11, 2002, a charge will be recorded by Micrel in the fourth quarter of 2002 related to the acceleration of non-cash, deferred stock compensation expense associated with options cancelled under this exchange offer. The size of the charge will depend on the percentage of employee acceptance of this offer and the actual number of stock options with deferred stock compensation expense that are cancelled. Based on an estimated range of participation, the non-cash charge is expected to be between $17 million and $23 million before income taxes.

As a result of the anticipated acceleration of deferred compensation expense in the fourth quarter of 2002, there is likely to be a reduction in deferred compensation expense in subsequent periods beginning in the first quarter of 2003. Furthermore, the stock option exchange program is expected to reduce the overall number of outstanding stock options after replacement option grants are issued. The combined effect of the reduction in deferred compensation expense and fewer outstanding stock options is expected have a beneficial effect on Micrel's earnings per share in future periods.

Manufacturing Facility Impairment and Restructuring Expense. During the quarter ended September 30, 2002, the Company approved a plan to close its Santa Clara, CA wafer fabrication facility within the next 12 months in

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


order to reduce costs and improve operating efficiencies through improved capacity utilization. Management believes that these actions are prudent given the current excess capacity levels with in its wafer fabrication facilities combined with the uncertain demand in the high-speed communications market. As a result of this action, overall operating expenses are expected to decline by approximately $500,000 per quarter beginning in the fourth quarter of 2002, with a total expense reduction of over $2 million per quarter after the Santa Clara facility is exited in the fall of 2003. Associated with the facility closure the Company accrued $5.5 million in restructuring expenses, primarily for equipment de-installation costs and contractual building lease costs that will provide no future benefit. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Of the $5.5 million in accrued restructuring costs, $1.0 million has been classified as other current liabilities and the remaining $4.5 million has been classified as other long-term obligations. Also related to the planned facility closure, the Company recorded a $23.4 million impairment of long-lived assets to reduce the net book value of the facility's leasehold improvements and equipment to fair value. The fair value was based on a third party estimate of the current net sales value.

Other Income, Net. Other income, net reflects interest income from investments in short-term, investment-grade, securities and money market funds offset by interest expense incurred on term notes, combined with other non-operating income or expenses. Other income, net decreased $873,000 to $284,000 for the three months ended September 30, 2002 from $1.2 million for the comparable period in 2001. The decrease was primarily due to decreased rates of return on cash, cash equivalents and short-term investments. For the nine months ended September 30, 2002, other income, net decreased $3.4 million to $872,000 from $4.3 million for the comparable period in 2001. The decrease was primarily due to decreased rates of return on cash, cash equivalents and short-term investments combined with a non-recurring expense of $947,000 for the settlement of a patent dispute, partially offset by $490,000 in non-recurring other income.

Benefit for Income Taxes. For the three and nine months ended September 30, 2002, the benefit for income taxes was $15.3 million and $20.4 million, respectively. The income tax amounts reflect the Company's revised year 2002 estimated annual effective tax rate of 42% of loss before tax, compared to 70% of loss before tax recorded for the same period in 2001. During the three months ended September 30, 2002 the Company revised its 2002 estimated annual effective tax rate to 42% from 58% of loss before tax, primarily due to the impact of state research and development credits in relation to revised estimated annual loss before tax. The estimated benefit for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes, state research and development credits, and state manufacturing credits.


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2002 consisted of cash and cash equivalents of $99.0 million and bank borrowing arrangements. Borrowing agreements consisted of $5.0 million under a revolving line of credit. There were no borrowings under this agreement as of September 30, 2002 (for a full discussion of these borrowing arrangements, see Note 4 of Notes to Condensed Consolidated Financial Statements).

The Company's working capital decreased by $19.8 million to $177.1 million as of September 30, 2002 from $196.9 million as of December 31, 2001. The decrease was primarily attributable to a $34.5 million decrease in cash and short-term investments combined with a $4.7 million decrease in other current assets, which were partially offset by a $8.6 million increase in inventories, a $6.4 million increase in deferred income taxes and a $4.4 million increase in accounts receivable.

The Company's cash flows from operating activities were $7.1 million for the nine months ended September 30, 2002 as compared to $40.1 million for the same period in the prior year. This cash flow decrease resulted primarily from an increase in accounts receivables balances of $4.4 million for the nine months ended September 30, 2002 as compared to a decrease of $37.4 million for the same period in 2001, which resulted from declining revenue levels in 2001. The cash flows from operating activities generated by the Company in the nine months ended September 30, 2002 were primarily attributable to a net loss of $28.2 million plus additions for non-cash activities of $40.5 million which were partially offset by a $5.2 million use in cash from changes in operating assets and liabilities. Cash flow

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


used by changes in operating assets and liabilities consisted of an increase in inventories of $8.6 million, an increase in accounts receivables of $4.4 million combined with a decrease in deferred income on shipments to distributors of $1.3 million, which were partially offset by a decrease in other current assets of $2.9 million (excluding $1.8 million in non-cash tax benefits from employee stock transactions) and an increase in other accrued liabilities of $5.4 million.

The Company's investing activities during the nine months ended
September 30, 2002 used cash of $26.0 million as compared to $782,000 of cash provided during the comparable period in the prior year. This increase in cash used resulted primarily from a $30.6 million decrease in net sales of short-term investments combined with the purchase of $2.1 million in intangible assets, which were partially offset by a $5.9 million decrease in net purchases of property, plant and equipment. Cash used by investing activities during the nine months ended September 30, 2002 resulted from the purchase of $27.0 in net purchases of property, plant and equipment, which includes $18.0 million for the purchase of the Company's previously leased manufacturing facilities located in San Jose, CA, combined with the purchase of $2.1 million in intangible assets, which was partially offset by $3.1 million in net sales of short-term investments.

The Company's financing activities during the nine months ended
September 30, 2002 used cash of $12.4 million as compared to cash provided of $4.3 million during the comparable period in the prior year. Cash used by financing activities during the nine months ended September 30, 2002 was the result of $26.4 million to repurchase 1,783,000 shares of common stock and $3.0 million in repayments of long-term debt, which was partially offset by proceeds from long-term debt borrowings of $10.7 million related to the purchase of the company's previously leased manufacturing facilities and proceeds from the issuance of common stock through the employee stock transactions of $6.3 million.

The Company currently estimates its capital equipment purchases, excluding the above mentioned $18.0 million purchase of manufacturing facilities, to be approximately $12 million for year 2002, of which $9.0 million was expended in the first nine months. The Company expects to purchase primarily additional research and development related equipment and building improvements. The Company expects that its current manufacturing capacity to be sufficient to support internally manufactured annual revenues in excess of $500 million. The Company expects that its cash requirements through 2002 will be met by its cash from operations, existing cash balances and short-term investments, and its credit facility.

The Company has contractual obligations under facility operating lease agreements that expire in 2003, 2006 and 2001. Future minimum payments under these agreements are $716,000 for the three months ended December 31, 2002, $2.5 million, $2.6 million, $2.7 million, $2.4 million and $1.0 million for the years ending 2003, 2004, 2005, 2006 and 2007, respectively and $3.7 million thereafter.


Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; future research and development spending and the Company's product development strategy; the levels of international sales; future expansion or utilization of manufacturing capacity; future expenditures; expectations concerning the outcome of pending litigation, and current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2001.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company is exposed to risks because of the uncertain rate of growth in the global economy.

Although the global economy appears to have grown in the first nine months of 2002 after shrinking for a period in 2001, recent events have cast doubt on the sustainability of future economic growth. Consumer confidence is waning due in part to the recent sharp decline in global equity markets. Reduced corporate profits and weak capital spending, especially for technology related end markets that the Company serves such as the high-speed communications, enterprise computing and telecommunications markets, continue to dampen demand for the Company's products. If economic conditions in the global economy worsen, or if a wider global economic recession materializes, the Company's business, financial condition and results of operations may be materially and adversely affected.


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


Customer demand for the Company's products is volatile and difficult to predict

The Company's customers continuously adjust their inventories in response to changes in end market demand for their products and the availability of semiconductor components. This results in frequent changes in demand for the Company's products. The volatility of customer demand limits the Company's ability to predict future levels of sales and profitability. The supply of semiconductors can quickly and unexpectedly match or exceed demand because end customer demand can change very quickly. Also, semiconductor suppliers can rapidly increase production output. This can lead to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for the Company's products can result in excess quantities of certain of the Company's products relative to demand. Should this occur the Company's operating results may be adversely effected as a result of charges to reduce the carrying value of the Company's inventory to the estimated demand level or market price.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company's stock option exchange program will likely lead to a significant non-cash charge in the fourth quarter of 2002.

As a result of the Company's stock exchange program (see Note 13 of Notes to Condensed Consolidated Financial Statements) it is likely that a significant number of employee stock options will be cancelled that have previously been determined to be compensatory per APB 25. A non-cash deferred stock compensation expense has been recorded on Micrel's financial statements for these options. Should any of these options be tendered for cancellation and exchange, all unrecognized deferred compensation expense associated with the cancelled options will accelerate to the period of cancellation. Based on an expected cancellation date of December 11, 2002, a significant charge will be recorded by Micrel in the fourth quarter of 2002 related to the acceleration of non-cash, deferred stock compensation expense associated with options cancelled under this exchange offer. The size of the charge will depend on the percentage of employee acceptance of this offer and the actual number of stock options with deferred stock compensation expense that are cancelled. Based on an estimated range of participation, the non-cash charge is expected to be between $17 million and $23 million before income taxes.

The market price of the Company's stock is highly volatile. If the market price of Micrel stock increases substantially from its current levels by the time the replacement option grants are issued, the strike price of the replacement option grants may be higher than the strike price of the original grants for some employees. If this occurs the Company may experience difficulty retaining the effected employees.


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

Because the standard products market for integrated circuits is diverse and highly fragmented, the Company encounters different competitors in various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company has. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


or that competitive pressures will not adversely affect the Company's financial condition, results of operations, or cash flows.


Market conditions may lead the Company to initiate cost reduction plans which may negatively effect near term operating results.

As a result of weak customer demand, competitive pricing pressures, excess capacity, weak economic conditions or other factors, the Company may decide to initiate actions, such as closing its Santa Clara wafer fabrication facility, to reduce the Company's cost structure and improve the Company's future operating results. The cost reduction actions may require incremental costs to implement which could negatively effect the Company's operating results in periods when the incremental costs or liabilities are incurred.


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

The Company's Ethernet products have become an important portion of the Company's revenues with the acquisition of Kendin. If the Company fails to develop new products to serve this market in a timely manner, or if the market acceptance of the Company's new Ethernet products is poor, or if a competitor's products unfavorably effect pricing or demand for the Company's products, the Company's revenues and results of operations could be adversely effected.

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

On January 28, 2002, the Company announced that it would restate its consolidated financial statements for the fiscal years ended December 31, 1998, 1999, and 2000, and the fiscal quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. As a result of this restatement, the Company could become subject to litigation or regulatory proceedings, or both. As of the date hereof, the Company is not aware of any litigation having been commenced against it related to this restatement. However, such litigation could be commenced against the Company in the future and, if so, the Company cannot predict the outcome of any such action at this time. However, if an unfavorable result occurred in any such action, the Company's business and financial condition could be harmed. In addition, regulatory agencies, such as the Securities and Exchange Commission, could commence a formal investigation of the Company's restatement. At this time management cannot predict whether or not any regulatory investigation related to the restatement will be commenced or, if it is, the outcome of any such investigation. However, if any such investigation were to result in a regulatory proceeding or action against the Company, its business and financial condition could be harmed. The restatement also involves certain tax issues that need to be resolved with the appropriate taxing authorities. The Company has recorded a liability in its financial statements with respect to these tax issues. The Company cannot predict the results of its discussions with the appropriate tax authorities regarding the tax implications of its restatement and accordingly, the amount of actual financial impact may differ from the amount recorded in the Company's financial statements.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the 2001 Form 10-K have not changed significantly during the nine months ended September 30, 2002.


ITEM 4:   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures appear to be effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 8 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in Item 1 of Part I is incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

   10.1 Commercial Mortgage Financing Agreement between Micrel,
        Incorporated and Bank of the West, dated September 27, 2002.

   (b) Reports on Form 8-K. On August 14, 2002, the Company filed a Current Report on Form 8-K which contained the officer certifications Pursuant to 18 U.S.C. section 1350, as created by
       Section 906 of the Sarbanes-Oxley Act of 2002 to accompany its Form 10-Q Report for the quarterly period ended June 30, 2002. On September 6, 2002, the Company filed a Current Report on Form 8-K disclosing a change of certifying accountant.

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



                                       MICREL, INCORPORATED
                                       --------------------
                                          (Registrant)



Date: November 14, 2002            By /s/ Richard D. Crowley, Jr.
                                      ---------------------------
                                        Richard D. Crowley, Jr.
                                      Vice President, Finance and
                                        Chief Financial Officer
                                       (Authorized Officer and
                                      Principal Financial Officer)

                                CERTIFICATIONS

I, Raymond D. Zinn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Micrel, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002            By  /s/ Raymond D. Zinn
                                       --------------------------
                                            Raymond D. Zinn
                            President, Chief Executive Officer and Director
                                     (Principal Executive Officer)

I, Richard D. Crowley, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Micrel, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002            By  /s/ Richard D. Crowley, Jr.
                                      --------------------------------
                                           Richard D. Crowley, Jr.
                                         Vice President, Finance and
                                          Chief Financial Officer
                                (Principal Financial and Accounting Officer)