Form 10-Q
period 2003-03-31
MICREL INC
filed 2003-05-15
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2003.

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


As of April 30, 2003 there were 92,105,715 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                                                         Page
                                                                         ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - March 31, 2003 and
            December 31, 2002                                              3

           Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2003 and 2002                     4

           Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2003 and 2002                     5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     25

Item 4.    Disclosure Controls and Procedures                             25

                          PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                              26

Item 6.    Exhibits and Reports on Form 8-K                               26


           Signature                                                      27

           Certifications                                                 28

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                      (In thousands, except share amounts)

                                                       March 31,  December 31,
                                                         2003        2002 (1)
                                                      ----------   ----------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  123,900   $  117,363
  Accounts receivable, net                                30,334       29,577
  Inventories                                             38,496       39,531
  Other current assets                                     3,742        2,675
  Deferred income taxes                                   30,702       30,828
                                                      ----------   ----------
    Total current assets                                 227,174      219,974

PROPERTY, PLANT AND EQUIPMENT, NET                        91,226       92,318
DEFERRED INCOME TAXES                                      9,362        9,606
INTANGIBLE ASSETS, NET                                     7,665        8,387
OTHER ASSETS                                                 395          390
                                                      ----------   ----------
TOTAL                                                 $  335,822   $  330,675
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $   13,160   $   13,026
  Taxes payable                                            3,509        3,405
  Deferred income on shipments to distributors            11,689        9,832
  Other current liabilities                               13,013       10,645
  Current portion of long-term debt                          779          911
                                                      ----------   ----------
    Total current liabilities                             42,150       37,819

LONG-TERM DEBT                                            10,807       10,983
OTHER LONG-TERM OBLIGATIONS                                7,848        8,254

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none            --           --
  Common stock, no par value - authorized:
   250,000,000 shares; issued and outstanding:
   2003 - 92,089,079 shares; 2002 - 92,006,571 shares    159,827      160,889
  Deferred stock compensation                             (7,684)      (9,971)
  Accumulated other comprehensive loss                       (26)         (25)
  Retained earnings                                      122,900      122,726
                                                      ----------   ----------
    Total shareholders' equity                           275,017      273,619
                                                      ----------   ----------
TOTAL                                                 $  335,822   $  330,675
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

See Notes to Condensed Consolidated Financial Statements.

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------

NET REVENUES                                          $   50,955   $   48,325

COST OF REVENUES*                                         30,411       30,677
                                                      ----------   ----------
GROSS PROFIT                                              20,544       17,648
                                                      ----------   ----------

OPERATING EXPENSES:
  Research and development                                12,689       13,362
  Selling, general and administrative                      6,992        7,995
  Amortization of deferred stock compensation*               766        2,593
                                                      ----------   ----------
    Total operating expenses                              20,447       23,950
                                                      ----------   ----------
INCOME (LOSS) FROM OPERATIONS                                 97       (6,302)

OTHER INCOME, NET                                            166        1,064
                                                      ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES                            263       (5,238)

PROVISION (BENEFIT) FOR INCOME TAXES                          89       (1,257)
                                                      ----------   ----------
NET INCOME (LOSS)                                     $      174   $   (3,981)
                                                      ==========   ==========

NET INCOME (LOSS) PER SHARE:
  Basic                                               $     0.00   $    (0.04)
                                                      ==========   ==========
  Diluted                                             $     0.00   $    (0.04)
                                                      ==========   ==========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
  Basic                                                   92,039       93,180
                                                      ==========   ==========
  Diluted                                                 92,739       93,180
                                                      ==========   ==========

* Amortization of deferred stock compensation
   related to:
    Cost of revenues                                  $      301   $      768
                                                      ==========   ==========

    Research and development                          $      509   $    1,360
    Selling, general and administrative                      257        1,233
                                                      ----------   ----------
      Total                                           $      766   $    2,593
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                   $      174   $   (3,981)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                          7,593        8,202
    Stock based compensation                               1,067        3,361
    Loss on disposal of assets                               --             1
    Deferred rent                                              9           21
    Deferred income taxes                                    370       (1,685)
    Changes in operating assets and liabilities:
      Accounts receivable                                   (757)      (2,815)
      Inventories                                          1,035       (3,153)
      Prepaid expenses and other assets                   (1,072)       4,940
      Accounts payable                                       134        1,438
      Income taxes                                          (274)         --
      Other accrued liabilities                            1,953          876
      Deferred income on shipments to distributors         1,857       (1,489)
                                                      ----------   ----------
        Net cash provided by operating activities         12,089        5,716
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (5,779)      (2,445)
  Proceeds from sales and maturities of short-term
   investments                                               --         3,007
                                                      ----------   ----------
    Net cash provided (used) by investing activities      (5,779)         562
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                              (308)      (1,154)
  Proceeds from the issuance of common stock, net            535        3,122
  Repurchase of common stock                                 --        (5,369)
                                                      ----------   ----------
    Net cash provided (used) by financing activities         227       (3,401)
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       6,537        2,877

CASH AND CASH EQUIVALENTS - Beginning of period          117,363      130,406
                                                      ----------   ----------
CASH AND CASH EQUIVALENTS - End of period             $  123,900   $  133,283
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $      194   $       62
                                                      ==========   ==========
  Income taxes                                        $      --    $       68
                                                      ==========   ==========

Non-cash transactions:
  Deferred stock compensation (reversal)              $   (1,219)  $     (972)
                                                      ==========   ==========

See Notes to Condensed Consolidated Financial Statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. This financial data should also be read in conjunction with the Company's critical accounting policies included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------

Weighted average common shares outstanding                92,039       93,180
Dilutive effect of stock options outstanding using
 the treasury stock method                                   700          --
                                                      ----------   ----------
Shares used in computing diluted net income (loss)
 per share                                                92,739       93,180
                                                      ==========   ==========

For the three months ended March 31, 2003 and 2002, 4.2 million and 13.7 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income
(loss) per share computations as they were anti-dilutive.

Stock Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees".
Deferred stock compensation balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of March 31, 2003 total unamortized stock compensation was $7.7 million.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company applied the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations for the fair value of stock options were made using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2003 and 2002, respectively: expected life, 60 months; stock volatility, 85.8% and 86.1%; risk free interest rates, 2.92% and 2.94%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

occur. The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6 months; stock volatility, 86.1% in 2003 and 2002; risk free interest rates, 1.92% in 2003 and 2.94% in 2002; and no dividends during the term.

SFAS No. 148 amends SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on the Company's net income (loss) and net income (loss) per share if it had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards. (in thousands, except per share amounts):

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------
Net income (loss) as reported                         $      174   $   (3,981)
                                                      ==========   ==========

Add:  stock-based employee compensation
 expense included in reported net income
 (loss), net of tax effects                                  649        2,043
Deduct:  stock-based employee compensation
 expense determined under fair value based
 method, net of tax effects                               (3,351)      (6,022)
                                                      ----------   ----------
Pro forma net income (loss)                           $   (2,528)  $   (7,960)
                                                      ==========   ==========

Net income (loss) per share as reported:
  Basic                                               $     0.00   $    (0.04)
                                                      ==========   ==========
  Diluted                                             $     0.00   $    (0.04)
                                                      ==========   ==========

Pro forma net income (loss) per share:
  Basic                                               $    (0.03)  $    (0.09)
                                                      ==========   ==========
  Diluted                                             $    (0.03)  $    (0.09)
                                                      ==========   ==========


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB" or the "Board") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Management is currently evaluating the effect of this statement on the Company's results of operations and financial position. FIN 46 is effective for public entities for the first interim period beginning after June 15, 2003 except for variable interest entities created after January 31, 2003 where it is effective immediately. The Company does not currently anticipate this statement to have any effect on its financial statements.

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

In November 2002, the Board issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement
No. 5, Accounting for Contingencies ("FAS 5"), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective for guarantees entered into after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on it's financial statements.


3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                       March 31,  December 31,
                                                         2003         2002
                                                      ----------   ----------
   Finished goods                                     $   12,007   $   15,597
   Work in process                                        24,935       22,523
   Raw materials                                           1,554        1,411
                                                      ----------   ----------
                                                      $   38,496   $   39,531
                                                      ==========   ==========


4.   BORROWING ARRANGEMENTS

Borrowing agreements consisted of $5.0 million revolving line of credit from a commercial bank. There were no borrowings under the revolving line of credit agreement at March 31, 2003. The revolving line of credit agreement expires on June 30, 2003. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.25% at March 31, 2003), or the bank's revolving offshore rate, which approximates LIBOR (1.28% at March 31, 2003) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2003.

As of March 31, 2003, the Company had $11.6 million under term notes outstanding.


5.   SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2003, two customers, a world wide distributor and an Asian based stocking representative, accounted for $8.0 million (16%) and $5.1 million (10%) of net revenues, respectively. No direct O.E.M. customer accounted for more than 10% of net revenues. During the three months ended March 31, 2002, one customer, an Asian based stocking representative, accounted for $6.5 million (13.5%) of net revenues.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which was comprised of the Company's net income
(loss) for the periods and changes in unrealized gains or losses on investments, was a net income of $173,000 and a net loss of $4.0 million for the three months ended March 31, 2003 and 2002, respectively.


7.   SEGMENT REPORTING

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

                            Net Revenues by Segment
(dollars in thousands)
                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2003         2002
                                                      ----------   ----------
          Net Revenues:
          Standard Products                           $   45,254   $   43,032
          Custom and Foundry Products                      5,701        5,293
                                                      ----------   ----------
            Total net revenues                        $   50,955   $   48,325
                                                      ==========   ==========

          As a Percentage of Total Net Revenues:
          Standard Products                                  89%          89%
          Custom and Foundry Products                        11           11
                                                      ----------   ----------
            Total net revenues                              100%         100%
                                                      ==========   ==========

8.   LITIGATION AND OTHER CONTINGENCIES

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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. In this lawsuit, Linear claimed that two of the Company's products infringed one of Linear's patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company on a motion in this patent infringement suit brought by the plaintiff. The plaintiff alleged in the suit that the Company had infringed upon U.S. Patent No. 4,755,741, which covers design techniques used to increase the efficiency of switching regulators. The United States District Court in San Jose found the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. A notice of appeal of the Judgment was filed by Linear with the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. After briefing and oral argument by both companies, on December 28, 2001 the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. On January 11, 2002, the Company filed a Petition for Rehearing En Banc with the Court of Appeal, which was subsequently denied. On July 3, 2002, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States. Linear filed an opposition to the Petition on September 6, 2002. The Company filed a reply to the opposition on September 19, 2002. The Company is currently awaiting the Supreme Court's decision.

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. The case is currently in the motion and discovery phase prior to an agreed-upon mediation scheduled to take place in the summer of 2003.

On April 21, 2003, the Company filed a complaint against its former principal accountants Deloitte & Touche LLP ("Deloitte") entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte. A summary of the lawsuit can be found in the Company's Current Report on Form 8-K, dated April, 21, 2003.

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


9.   STOCK REPURCHASE PROGRAM

In February 2002, the Company's Board of Directors announced a stock repurchase program under which the Company may purchase up to $20.0 million of its common stock. In July 2002, the Board of Directors approved an additional $20.0 million stock repurchase program by increasing the total authorized stock repurchase to $40.0 million of common stock in 2002. On February 24, 2003 the Board of Directors extended the authorization to repurchase shares of common stock through December 31, 2003, up to a maximum purchase amount of $40 million for the years 2002 and 2003, of which $10.9 million remains authorized for repurchases through December 31, 2003. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k).
The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2003.


10.   STOCK OPTION EXCHANGE PROGRAM

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

The replacement options will have an exercise price equal to the closing sales price of the Company's common stock as quoted on the Nasdaq National Market on the date preceding the replacement grant date. The only options eligible to be exchanged were those outstanding employee stock options with an exercise price of $13 or higher. Options to purchase 3,330,401 shares of the Company's common stock were surrendered on December 11, 2002 and will be replaced with options to purchase approximately 2,131,675 shares on June 13, 2003 in this exchange offer.


11.   CLOSURE OF WAFER FABRICATION FACILITY

In September 2002, the Company approved a plan to close its Santa Clara, CA wafer fabrication facility to reduce costs and improve operating efficiencies. Management believes that these actions are prudent given the current excess capacity levels within its wafer fabrication facilities combined with the uncertain demand in the high-speed communications market. Associated with the facility closure, the Company accrued $5.5 million in restructuring expenses which consisted of $1.0 million for equipment disposal costs and $4.5 million in net contractual building lease costs, excluding estimated sublease income, that will provide no future benefit. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Of the $5.5 million in accrued restructuring costs, $1.8 million has been classified as other current liabilities and the remaining $3.7 million has been classified as other long-term obligations as of March 31, 2003.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

The Company derives a substantial portion of its net revenues from standard products. For each of the three months ended March 31, 2003 and 2002 the Company's standard products sales accounted for 89%, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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


Critical Accounting Policies

The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements. Management bases its estimates and judgements on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Micrel allows certain distributors, primarily located in North America and Europe, significant return rights and pricing adjustments subsequent to the initial product shipment. Micrel defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these distributors until they have resold the Company's products to their customers. Sales to OEM customers and stocking representatives, primarily located in Asia, which have limited return rights and pricing adjustments, are recognized upon shipment and a related returns allowance is established based upon historical return rates. Actual future returns could be different than the returns allowance established. The Company also maintains an allowance for doubtful accounts for estimated uncollectible accounts receivables. This estimate is based on an analysis of specific customer creditworthiness and historical bad debts experience.
Actual future uncollectible amounts could exceed the doubtful accounts allowance established.

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

Income Taxes. As of March 31, 2003, the Company had net deferred tax assets of $40.1 million, resulting from temporary timing differences between book and tax valuation of assets and liabilities. The Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.

Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation (see Note 8 of Notes to Condensed Consolidated Financial Statements) and has not accrued any liability for such litigation. The Company regularly evaluates current information available to determine whether such accruals should be made. An estimated liability would be accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the Company were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                        2003            2002
                                                      -------         -------

        Net revenues                                   100.0%          100.0%
        Cost of revenues                                59.7            63.5
                                                      -------         -------
          Gross profit                                  40.3            36.5
                                                      -------         -------

        Operating expenses:
          Research and development                      24.9            27.6
          Selling, general and administrative           13.7            16.5
          Amortization of deferred stock
           compensation                                  1.5             5.4
                                                      -------         -------
            Total operating expenses                    40.1            49.5
                                                      -------         -------
        Income (loss) from operations                    0.2           (13.0)
        Other income, net                                0.3             2.2
                                                      -------         -------
        Income (loss) before income taxes                0.5           (10.8)
        Provision (benefit) for income taxes             0.2            (2.6)
                                                      -------         -------
        Net income (loss)                                0.3%           (8.2)%
                                                      =======         =======

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net Revenues. For the three months ended March 31, 2003, net revenues increased 5% to $51.0 million from $48.3 million for the same period in the prior year. This increase was primarily due to increased standard products revenues and to a lessor extent, increased custom and foundry products revenues. The Company derives a substantial portion of its net revenues from standard products, which represented 89% of net revenues for each of the three months ended March 31, 2003 and 2002.

For the three months ended March 31, 2003, standard products revenues increased 5% to $45.3 million from $43.0 million for the same period in the prior year. Such increases resulted from increased unit shipments, which were partially offset by decreased average selling prices. Sales of standard products by the Company during the three months ended March 31, 2003 were led by low dropout regulators, Ethernet communications and computer peripheral products. Such products were sold primarily to manufacturers within the computer, industrial, telecommunications and network communications markets.

For the three months ended March 31, 2003, custom and foundry products revenues increased 8% to $5.7 million representing 11% of net revenues from $5.3 million or 11% of net revenues for the same period in the prior year. Such increases were due to increased unit shipments of foundry products.

Customer demand for semiconductors can change quickly and unexpectedly. As a result of the slowing global economy, a rapid build-up of semiconductor inventories in global sales channels occurred during 2001, causing lead times for components to fall precipitously. Although it is generally believed that industry wide channel inventories have decreased substantially since 2001, the short lead time environment has continued from the middle of 2001 through the end of the first quarter of 2003 as a result of underutilization of manufacturing capacity and relatively high levels of work-in-process inventories within the semiconductor industry. Customers perceive that semiconductor components are readily available and continue to order only for their short-term needs, resulting in order backlog levels which are not sufficient for the Company to predict future revenue levels with certainty.
The Company's revenue levels are highly dependent on the amount of new orders that are received for which product can be delivered to the customer within the same period. Within the semiconductor industry these orders that are booked and shipped within the period are called "turns fill" orders. During the three months ended March 31, 2003, 58% of the Company's shipments resulted from turns-fill orders. The Company believes the current high turns-fill requirements and continuing pricing pressure will continue until the semiconductor industry recovers from the current downturn. The Company believes the key metrics that will evidence such an industry recovery are: a cumulative annual growth rate in worldwide semiconductor shiplments of 14% or greater, backlog levels at or above 70% of the following quarters shipments, manufacturing capacity utilization levels at or above 80% of equipped capacity, a growth in aggregate channel inventories for a least two consecutive quarters and an increase in average selling prices of at least 20% from the downturn low point. Currently, the uncertainty of customer demand, the high turns fill requirement, and associated uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability.

International sales represented 68% and 70% of net revenues for the three months ended March 31, 2003 and 2002, respectively. On a dollar basis, international sales increased 3% to $34.8 million for the three months ended March 31, 2003 from $33.9 million for the comparable period in 2002. This increase in international sales resulted primarily from increased shipments of telecommunications and personal computer products, primarily in Asia and to a lessor extent Europe, offset in part by decreased shipments of Ethernet communications products, primarily in Asia.

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. For the three months ended March 31, 2003 the Company's gross margin increased to 40% from 37% for the comparable period in 2002. This increase in gross margin resulted primarily from a greater sales mix of higher margin products combined with decreased wafer fabrication costs resulting from the Company's wafer fabrication consolidation project (see Note 11 of Notes to Condensed Consolidated Financial Statements) and lower costs for external assembly and test manufacturing services, which were partially offset by decreased average selling prices as compared to the same period in 2002.
The Company believes pricing pressure will continue to affect gross profit until industry manufacturing capacity utilization levels increase and order lead times extend significantly beyond current levels.

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

As a percentage of net revenues, research and development expenses represented 25% and 28% for the three months ended March 31, 2003 and 2002, respectively. On a dollar basis, research and development expenses decreased $673,000 or 5% to $12.7 million for the three months ended March 31, 2003 from $13.4 million for the comparable period in 2002. The dollar decreases were primarily due to decreased prototype fabrication costs combined with reduced staffing costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 14% and 17% for the three months ended March 31, 2003 and 2002, respectively. On a dollar basis, selling, general and administrative expenses decreased $1.0 million or 13% to $7.0 million for the three months ended March 31, 2003 from $8.0 million for the comparable period in 2002. The dollar decreases were principally attributable to decreased outside legal costs combined with decreased advertising expenses.

Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Certain Company practices in effect prior to January 2002 related to employee stock option pricing resulted in stock compensation expense under APB 25. For the three months ended March 31, 2003 total amortization of deferred stock compensation was $1.1 million of which $301,000 was included in cost of revenues and $766,000 was included in amortization of deferred stock compensation. For the three months ended March 31, 2002 total amortization of deferred stock compensation was $3.4 million of which $768,000 was included in cost of revenues and $2.6 million was included in amortization of deferred stock compensation. As of March 31, 2003 total unamortized stock compensation was $7.7 million.

Other Income, Net. Other income, net reflects interest income from investments in short-term, investment-grade, securities and money market funds offset by interest expense incurred on term notes, combined with other non-operating income or expenses. Other income, net decreased $898,000 to $166,000 for the three months ended March 31, 2003 from $1.1 million for the comparable period in 2002. The decrease was primarily due to decreased rates of return on cash, cash equivalents and short-term investments combined with increased interest expense due to an increase in average debt and the inclusion of $490,000 in non-recurring other income in the prior year period.

Provision (Benefit) for Income Taxes. For the three months ended March 31, 2003 and 2002, the provision (benefit) for income taxes was 34% of pretax income and 24% of pretax loss, respectively. The income tax provision (benefit) for such interim periods reflects the Company's estimated annual income tax rate. The estimated provision (benefit) for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes, state research and development credits, and state manufacturing credits.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2003 consisted of cash and cash equivalents of $123.9 million and bank borrowing arrangements. Borrowing agreements consisted of $5.0 million under a revolving line of credit. There were no borrowings under this agreement as of March 31, 2003 (for a discussion of borrowing arrangements, see Note 4 of Notes to Condensed Consolidated Financial Statements).

The Company's working capital increased by $2.8 million to $185.0 million as of March 31, 2003 from $182.2 million as of December 31, 2002. The increase was primarily attributable to a $6.5 million increase in cash and cash equivalents which was partially offset by a $4.3 million increase in current liabilities.

The Company's cash flows from operating activities were $12.1 million for the three months ended March 31, 2003 as compared to $5.7 million for the same period in the prior year. This cash flow increase resulted primarily from an increase in net income adjusted for non-cash activities combined with an increase in current liabilities. The cash flows from operating activities generated by the Company in the three months ended March 31, 2003 were primarily attributable to a net income of $174,000 plus additions for non-cash activities of $9.0 million combined with a $3.7 million increase in current liabilities, which was partially offset by a $794,000 increase in current assets.

For the quarter ended March 31, 2002, the Company's cash flows from operating activities were $5.7 million and were primarily attributable to net income after adding back non-cash activities of $5.9 million combined with a decrease in prepaid expenses and other of $5.6 million and an increase in accounts payable of $1.4 million, which were partially offset by increases in inventories of $3.2 million, accounts receivables of $2.8 million and a decrease in deferred income on shipments to distributors of $1.5 million.

The Company's investing activities during the three months ended March 31, 2003 used cash of $5.8 million as compared to $562,000 of cash provided during the comparable period in the prior year. This increase in cash used resulted primarily from a $3.0 million decrease in net sales of short-term investments combined with a $3.3 million increase in net purchases of property, plant and equipment. Cash used by investing activities during the three months ended March 31, 2003 resulted from the purchase of $5.8 in net purchases of property, plant and equipment.

For the quarter ended March 31, 2002, the Company's investing activities provided cash of $562,000 which resulted from net sales of short-term investments of $3.0 million, which was partially offset by net purchases of property, plant and equipment of $2.4 million.

The Company's financing activities during the three months ended March 31, 2003 provided cash of $227,000 as compared to cash used of $3.4 million during the comparable period in the prior year. This increase in cash provided resulted primarily from a $5.4 million decrease in the repurchase of common stock, which was partially offset by decreased proceeds from the issuance of common stock. Cash provided by financing activities during the three months ended March 31, 2003 was the result of $535,000 in proceeds from the issuance of common stock through employee stock transactions, which was partially offset by $308,000 in repayments of long-term debt.

For the quarter ended March 31, 2002, the Company's financing activities used cash of $3.4 million as a result of $5.4 million in repurchases of common stock and $1.2 million in repayments of long-term debt which was partially offset by proceeds from the issuance of common stock through the exercise of employee stock options of $3.1 million.

The Company currently intends to purchase approximately $15 million to $25 million in capital equipment and improvements during 2003. The majority of the anticipated 2003 capital spending is related to equipment and building improvements associated with the consolidation of wafer fabrication operations in its San Jose facility and new production mask sets. The Company also expects to purchase additional research and development related software and equipment, and manufacturing equipment for product testing of new products. The Company is currently authorized by its Board of Directors to repurchase an additional $10.9 million of its common stock in 2003. The Company expects that its cash requirements through 2003 will be met by its cash from operations, existing cash balances and short-term investments, and its credit facility.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB" or the "Board") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Management is currently evaluating the effect of this statement on the Company's results of operations and financial position. FIN 46 is effective for public entities for the first interim period beginning after June 15, 2003 except for variable interest entities created after January 31, 2003 where it is effective immediately. The Company does not currently anticipate this statement to have any effect on its financial statements.

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

In November 2002, the Board issued FASB Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies ("FAS 5"), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 is effective for guarantees entered into after December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial statements.

In May 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company does not currently anticipate this statement to have any effect on it's financial statements.

Contractual Obligations and Commitments

The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 31, 2002 has not materially changed since that report was filed. During the three months ended March 31, 2003 payments of $721,000 were made under previously existing operating leases and repayments of $308,000 were made under previously existing long-term debt agreements.

Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future products or product development; future research and development spending and the Company's product development strategy; the levels of international sales; future expansion or utilization of manufacturing capacity; future expenditures; and current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2002.

The Company is exposed to risks because of the uncertain rate of growth in the global economy.

Although the global economy appears to have grown during 2002 after shrinking for a period in 2001, reduced corporate profits and weak capital spending, especially for technology related end markets that the Company serves such as the high-speed communications, enterprise computing and telecommunications markets, continue to dampen demand for the Company's products. In addition, the Company is unable to determine the future impact of various geo-political issues, as well as the recent outbreak of severe acute respiratory syndrome ("SARS"), on global and regional economies. If economic conditions in the global or regional economies worsen, or if a wider global economic recession materializes, the Company's business, financial condition and results of operations may be materially and adversely affected.

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

If the Company's operating results are below the expectations of public market analysts or investors, then the market price of its Common Stock could decline. Some of the factors that affect the Company's quarterly and annual results, but which are difficult for the Company to control or predict are:

- disruption of customer demand, transportation or supplier operations due to war or terrorism
- disruption of customer demand, transportation or supplier operations due to SARS
- the volume and timing of orders received
- changes in the mix of products sold
- market acceptance of the Company's products and its customers' products
- competitive pricing pressures
- cyclical semiconductor industry conditions
- dependence on third party suppliers
- the ability to introduce new products on a timely basis
- the timing of new product announcements and introductions by the Company or its competitors
- the timing and extent of research and development expenses
- fluctuations in manufacturing yields
- the ability to hire and retain key technical and management personnel
- access to advanced process technologies
- the timing and extent of process development costs

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   The weakness in the global economy in 2001 and 2002 has caused the end markets that the Company's customers serve to grow less rapidly, or in some cases, contract. The resulting uncertainty of demand has caused most of the Company's customers to err on the side of caution until they see signs of order strength for their end products. In addition, many customers are continuing to deplete inventories in response to short supplier lead times. Semiconductors are perceived to be readily available and supplier lead times are at or near historic lows. In this environment, customers are not making large purchase commitments, only ordering small quantities to fill known short-term requirements, greatly reducing the Company's visibility into customer demand. As a result, the Company's revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The reduced level of order backlog coupled with the short-term nature of customer demand makes it extremely difficult to predict near term revenues and profits.

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

   The Company faces many risks associated with its dependence upon third parties that manufacture, assemble or package certain of it's products. These risks include:

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

uses to produce the Company's products. The Company cannot be certain that its outside manufacturers will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of its products are based. Each of these events could increase the Company's costs and harm its ability to deliver products on time.

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

The Company's ability to manufacture sufficient wafers to meet demand could be severely hampered by natural disasters.

   The Company's existing wafer fabrication facilities are located in Northern California and these facilities may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on the Company's business, financial condition and operating results.

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

The Company could incur substantial fines or litigation costs associated with the storage, use and disposal of hazardous materials.

   The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in it's manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production, alteration of the Company's manufacturing processes or a cessation of operations. In addition, these regulations could restrict the Company's ability to expand it's facilities at their present locations or construct or operate a new wafer fabrication facility or could require it to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. The Company's failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities and could have a material adverse effect on it's business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the Company's 2002 Form 10-K for the year ended December 31, 2002 have not changed significantly during the three months ended March 31, 2003.


ITEM 4:   CONTROLS AND PROCEDURES

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   None.

(b)   Dividend Payment Restrictions

The Company has entered into borrowing agreements that contains restrictions on the declaration and payment of dividends without the lender's consent. In addition, the Company currently intends to retain future earnings to fund operations, and does not anticipate paying dividends on its common stock in the foreseeable future.

(c)   None.

(d)    Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits. None.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2003.

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



                                                MICREL, INCORPORATED
                                                --------------------
                                                    (Registrant)



Date: May 15, 2003                          By  /s/ Richard D. Crowley, Jr.
                                               ----------------------------
                                                    Richard D. Crowley, Jr.
                                                  Vice President, Finance and
                                                    Chief Financial Officer
                                                    (Authorized Officer and
                                                  Principal Financial Officer)

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                       By /s/ Raymond D. Zinn
                                            ------------------------
                                                Raymond D. Zinn
                                                President, Chief Executive
                                                Officer and Director
                                               (Principal Executive Officer)

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                  By   /s/ Richard D. Crowley, Jr.
                                       -----------------------------
                                             Richard D. Crowley, Jr.
                                             Vice President, Finance and
                                             Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)