Form 10-Q
period 2003-06-30
MICREL INC
filed 2003-08-13
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2003.

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

As of July 31, 2003 there were 92,351,486 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

                                                                         Page
                                                                         ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets -
            June 30, 2003 and December 31, 2002                             3

           Condensed Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 2003 and 2002               4

           Condensed Consolidated Statements of Cash Flows -
            Three and Six Months Ended June 30, 2003 and 2002               5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        26

Item 4.  Controls and Procedures                                           26

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 27

Item 4.  Submission of Matters to a Vote of Security Holders               27

Item 6.  Exhibits and Reports on Form 8-K                                  28


         Signature                                                         28

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (In thousands, except share amounts)

                                                  June 30,      December 31,
                                                    2003          2002 (1)
                                                ------------    ------------
ASSETS
CURRENT ASSETS:
                                                 ----------      ----------
  Cash and cash equivalents                      $  123,466      $  117,363
  Accounts receivable, net                           28,656          29,577
  Inventories                                        37,584          39,531
  Other current assets                                2,595           2,675
  Deferred income taxes                              30,748          30,828
                                                 ----------      ----------
    Total current assets                            223,049         219,974

PROPERTY, PLANT AND EQUIPMENT, NET                   90,223          92,318
DEFERRED INCOME TAXES                                 8,775           9,606
INTANGIBLE ASSETS, NET                                6,942           8,387
OTHER ASSETS                                            439             390
                                                 ----------      ----------
TOTAL                                            $  329,428      $  330,675
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $   10,329      $   13,026
  Taxes payable                                       2,510           3,405
  Deferred income on shipments to distributors       10,965           9,832
  Other current liabilities                          11,763          10,645
  Current portion of long-term debt                     856             911
                                                 ----------      ----------
    Total current liabilities                        36,423          37,819

LONG-TERM DEBT                                       10,478          10,983
OTHER LONG-TERM OBLIGATIONS                           5,725           8,254

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                         --              --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2003 - 92,089,079 shares;
   2002 - 92,006,571 shares                         161,221         160,889
  Deferred stock compensation                        (6,380)         (9,971)
  Accumulated other comprehensive loss                  (26)            (25)
  Retained earnings                                 121,987         122,726
                                                 ----------      ----------
    Total shareholders' equity                      276,802         273,619
                                                 ----------      ----------
TOTAL                                            $  329,428      $  330,675
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

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)


                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2003       2002        2003       2002
                                ---------  ---------   ---------  ---------

NET REVENUES                    $  49,109  $  55,363   $ 100,064  $ 103,688

COST OF REVENUES*                  30,880     34,139      61,291     64,816
                                ---------  ---------   ---------  ---------
GROSS PROFIT                       18,229     21,224      38,773     38,872

OPERATING EXPENSES:
  Research and development         12,136     13,009      24,825     26,371
  Selling, general and
   administrative                   6,582      8,874      13,574     16,869
  Amortization of deferred
   stock compensation*                915      2,459       1,681      5,052
                                ---------  ---------   ---------  ---------
    Total operating expenses       19,633     24,342      40,080     48,292
                                ---------  ---------   ---------  ---------
LOSS FROM OPERATIONS               (1,404)    (3,118)     (1,307)    (9,420)

OTHER INCOME (EXPENSE), NET           181       (476)        347        588
                                ---------  ---------   ---------  ---------
LOSS BEFORE INCOME TAXES           (1,223)    (3,594)       (960)    (8,832)

BENEFIT FOR INCOME TAXES             (310)    (3,864)       (221)    (5,121)
                                ---------  ---------   ---------  ---------
NET INCOME (LOSS)               $    (913) $     270   $    (739) $  (3,711)
                                =========  =========   =========  =========

NET INCOME (LOSS) PER SHARE:
  Basic                         $   (0.01) $    0.00   $   (0.01) $   (0.04)
                                =========  =========   =========  =========
  Diluted                       $   (0.01) $    0.00   $   (0.01) $   (0.04)
                                =========  =========   =========  =========
SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
  Basic                            92,171     92,984      92,105     93,045
                                =========  =========   =========  =========
  Diluted                          92,171     96,287      92,105     93,045
                                =========  =========   =========  =========

* Amortization of deferred stock
 compensation related to:
  Cost of revenues              $     290  $     784   $     591  $   1,552
                                =========  =========   =========  =========

  Operating expenses:
    Research and development    $     500  $   1,367   $   1,009  $   2,727
    Selling, general
     and administrative               415      1,092         672      2,325
                                ---------  ---------   ---------  ---------
      Total operating expenses  $     915  $   2,459   $   1,681  $   5,052
                                =========  =========   =========  =========

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                         Six Months Ended
                                                             June  30,
                                                      ---------------------
                                                         2003        2002
                                                      ---------   ---------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                            $    (739)  $  (3,711)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                        15,087      17,225
    Stock based compensation                              2,272       6,604
    Loss on disposal of assets                              --           73
    Deferred rent                                            15          29
    Deferred income taxes                                   911      (3,186)
    Changes in operating assets and liabilities:
      Accounts receivable                                   921      (1,551)
      Inventories                                         1,947      (8,699)
      Prepaid expenses and other assets                      31       2,975
      Accounts payable                                   (2,697)      2,438
      Income taxes                                       (1,671)        --
      Other accrued liabilities                          (1,426)     (2,259)
      Deferred income on shipments to distributors        1,133      (1,986)
                                                      ---------   ---------
        Net cash provided by operating activities        15,784       7,952
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (11,547)     (5,698)
  Purchase of intangible asset                              --       (2,054)
  Proceeds from sales and maturities of
   short-term investments                                   --        3,015
                                                      ---------   ---------
    Net cash used by investing activities               (11,547)     (4,737)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                             (560)     (2,190)
  Proceeds from the issuance of common stock, net         2,426       5,594
  Repurchase of common stock                                --      (18,286)
                                                      ---------   ---------
    Net cash provided (used) by financing activities      1,866     (14,882)
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      6,103     (11,667)

CASH AND CASH EQUIVALENTS - Beginning of period         117,363     130,406
                                                      ---------   ---------
CASH AND CASH EQUIVALENTS - End of period             $ 123,466   $ 118,739
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $     365   $     153
                                                      =========   =========
  Income taxes                                        $     549   $      86
                                                      =========   =========
Non-cash transactions:
  Deferred stock compensation (reversal)              $  (2,094)  $  (1,739)
                                                      =========   =========
  Acquisition of intangible asset under patent
   cross license and settlement agreement             $     --    $   5,154
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Net Income (Loss) Per Common and Equivalent Share - Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted net income (loss) per share reflects potential dilution from outstanding stock options using the treasury stock method. The computation of diluted net loss per share, for the three months ended June 30, 2003 and the six months ended June 30, 2003 and 2002, exclude common equivalent shares since they are anti-dilutive in a loss period. Reconciliation of weighted average shares used in computing earnings per share is as follows (in thousands):

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2003       2002        2003       2002
                                ---------  ---------   ---------  ---------
Weighted average common shares
 outstanding                       92,171     92,984      92,105     93,045
Dilutive effect of stock options
 outstanding using the treasury
 stock method                         --       3,303         --         --
                                ---------  ---------   ---------  ---------
Shares used in computing
 diluted net income per share      92,171     96,287      92,105     93,045
                                =========  =========   =========  =========

For the three months ended June 30, 2003, and the six months ended June 30, 2003 and 2002, 1.3 million, 1.1 million and 3.9 million common stock equivalent shares, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income
(loss) per share computations as they were anti-dilutive.

Stock Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Deferred stock compensation balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of June 30, 2003 total unamortized stock compensation was $6.4 million.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company applied the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

calculated values. The Company's calculations for the fair value of stock options were made using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2003, respectively: expected life, 60 months; stock volatility, 85.8% and 86.1%; risk free interest rates, 2.6% and 2.9%; and no dividends during the expected terms. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: expected life, 6 months; stock volatility, 85.8% and 86.1; 2.6% and 2.9%; and no dividends during the term.

SFAS No. 148 amends SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on the Company's net income (loss) and net income (loss) per share if it had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts):

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2003       2002        2003       2002
                                ---------  ---------   ---------  ---------
Net income (loss) as reported   $    (913) $     270   $    (739) $  (3,711)
Add:  stock-based employee
 compensation expense included
 in reported net income (loss),
 net of tax effects                   733       1,972      1,381      4,015
Deduct:  stock-based employee
 compensation expense determined
 under fair value based method,
 net of tax effects                (3,571)    (6,361)     (6,866)   (12,383)
                                ---------  ---------   ---------  ---------
Pro forma net income (loss)     $  (3,751) $  (4,119)  $  (6,224) $ (12,079)
                                =========  =========   =========  =========

Net income (loss) per share
 as reported:
  Basic                         $   (0.01) $    0.00   $   (0.01) $   (0.04)
                                =========  =========   =========  =========
  Diluted                       $   (0.01) $    0.00   $   (0.01) $   (0.04)
                                =========  =========   =========  =========
Pro forma net income (loss)
 per share:
  Basic                         $   (0.04) $   (0.04)  $   (0.07) $   (0.13)
                                =========  =========   =========  =========
  Diluted                       $   (0.04) $   (0.04)  $   (0.07) $   (0.13)
                                =========  =========   =========  =========


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

In May 2003, the FASB issued Statement of Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of this Statement will have a material impact on its financial position or results of operations.


3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                  June 30,      December 31,
                                                    2003            2002
                                                ------------    ------------
   Finished goods                                $   12,539      $   15,597
   Work in process                                   23,510          22,523
   Raw materials                                      1,535           1,411
                                                 ----------      ----------
                                                 $   37,584      $   39,531
                                                 ==========      ==========


4.   BORROWING ARRANGEMENTS

Borrowing agreements consisted of $5.0 million revolving line of credit from a commercial bank. There were no borrowings under the revolving line of credit agreement at June 30, 2003. The revolving line of credit agreement, which has been renewed, expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.0% at June 30, 2003), or the bank's revolving offshore rate, which approximates LIBOR (1.12% at June 30, 2003) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 2003.

As of June 30, 2003, the Company had $11.3 million under term notes outstanding.


5.   SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2003, two customers, a world wide distributor and an Asian based stocking representative, accounted for $12.9 million (13%) and $10.6 million (11%) of net revenues, respectively. No direct O.E.M. customer accounted for more than 10% of net revenues. During the six months ended June 30, 2002, one customer, an Asian based stocking representative, accounted for $14.4 million (13.9%) of net revenues.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income or loss, which was comprised of the Company's net income or loss for the periods and changes in unrealized gains or losses on investments, was a net loss of $913,000 and a net loss of $740,000 for the three and six months ended June 30, 2003, respectively, and a net income of $269,000 and a net loss of $3.7 million for the three and six months ended June 30, 2002, respectively.


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

                             Net Revenues by Segment
                             (Dollars in thousands)

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2003       2002        2003       2002
                                ---------  ---------   ---------  ---------
Net Revenues:
Standard Products               $  43,580  $  49,376   $  88,834  $  92,408
Custom and Foundry Products         5,529      5,987      11,230     11,280
                                ---------  ---------   ---------  ---------
   Total net revenues           $  49,109  $  55,363   $ 100,064  $ 103,688
                                =========  =========   =========  =========

As a Percentage of Total Net Revenues:
Standard Products                     89%        89%         89%        89%
Custom and Foundry Products           11%        11%         11%        11%
                                ---------  ---------   ---------  ---------
   Total net revenues                100%       100%        100%       100%
                                =========  =========   =========  =========


8.   LITIGATION AND OTHER CONTINGENCIES

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The case is currently in the motion and hearing phase. The Company intends to continue to defend itself against these claims.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company on a motion, finding the patent to be invalid under the "on sale bar" defense as the plaintiff had placed integrated circuits containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. Linear appealed the trial Court's decision to the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. On December 28, 2001 the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. After the Company's Petition for Rehearing En Banc by the Court of Appeal was denied, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States, which Linear opposed. On May 19, 2003, the Supreme Court denied the Petition for Writ of Certiorari. The parties subsequently attended a case management conference with the District Court, at which time a schedule was determined for further discovery and hearing matters before the Court. The Company intends to continue to defend itself against the claims alleged in this litigation.

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. A Court-ordered attempt on July 1, 2003 to mediate the claims in this case was unsuccessful. The case is currently in the motion and discovery phase.

On April 21, 2003, the Company filed a complaint against its former principal accountants Deloitte & Touche LLP ("Deloitte") entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte. In this lawsuit, Micrel is alleging that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made
certain false representations upon which Micrel justifiably relied.   As a
direct result of Deloitte's actions, Micrel alleges damages including: expenses incurred in the form of payments to various professionals to address the impact on Micrel's financial statements and other effects of the wrongful conduct; loss of cash as well as equity from stock options; additional charges to earnings that Micrel would not incur but for the wrongful advice; additional potential liability for taxes; potential liability for tax penalties; and the harm to Micrel in both financial and semiconductor markets resulting in loss of overall value of the company as a whole. The complaint seeks compensatory damages, costs of suit and such other relief that the court may deem just and proper. The case is currently in the discovery phase.

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


9.   STOCK REPURCHASE PROGRAM

In February 2002, the Company's Board of Directors announced a stock repurchase program under which the Company may purchase up to $20.0 million of its common stock. In July 2002, the Board of Directors approved an additional $20.0 million stock repurchase program by increasing the total authorized stock repurchase to $40.0 million of common stock in 2002. In February 2003, the Board of Directors extended the authorization to repurchase shares of common stock through December 31, 2003, up to a maximum purchase amount of $40 million for the years 2002 and 2003, of which $10.9 million remains authorized for repurchases through December 31, 2003. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k). The Company did not repurchase any shares of its common stock during the six months ended June 30, 2003.


10.   STOCK OPTION EXCHANGE PROGRAM

On November 8, 2002 the Company filed a Schedule TO with the Securities and Exchange Commission in order to initiate an offer to its employees to exchange certain of their outstanding options for new options to be granted six months and two days after expiration of the exchange offer. The Company's Directors, CEO and CFO were not eligible to participate in the stock option exchange program. This offer to exchange contemplated a grant of new options to eligible employees in a ratio equivalent to one new option granted for every two options elected for exchange and cancelled with respect to employees who held at the time of the offer the position of vice president or higher, and two new options granted for every three options elected for exchange and cancelled with respect to all other employees. The only options eligible to be exchanged were those outstanding employee stock options with an exercise price of $13 or higher.

On December 11, 2002, options to purchase 3,330,401 shares of the Company's common stock were surrendered, and were replaced on June 13, 2003 with options to purchase 1,901,769 shares at an exercise price of $10.72 equal to the closing sales price of the Company's common stock as quoted on the Nasdaq National Market on the date preceding the replacement grant date.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


11.   CLOSURE OF WAFER FABRICATION FACILITY

In September 2002, the Company approved a plan to close its Santa Clara, CA wafer fabrication facility to reduce costs and improve operating efficiencies. Management believes that these actions are prudent given the current excess capacity levels within its wafer fabrication facilities combined with the uncertain demand in the high-speed communications market. Associated with the facility closure, the Company accrued $5.5 million in restructuring expenses which consisted of $1.0 million for equipment disposal costs and $4.5 million in net contractual building lease costs, excluding estimated sublease income, that will provide no future benefit. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Of the $5.5 million in accrued restructuring costs, $2.2 million has been classified as other current liabilities and the remaining $3.3 million has been classified as other long-term obligations as of June 30, 2003. The Company expects to complete the facility closure during the quarter ending September 30, 2003.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales remained constant at 89% of net revenues for the three and six months ended June 30, 2003 and 2002. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Income Taxes. As of June 30, 2003, the Company had net deferred tax assets of $39.5 million, resulting from temporary timing differences between book and tax valuation of assets and liabilities. The Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.

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


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
                                --------------------   --------------------
                                   2003       2002        2003       2002
                                ---------  ---------   ---------  ---------
                                 -------    -------     -------    -------
Net revenues                       100.0%     100.0%      100.0%     100.0%
Cost of revenues                    62.9       61.7        61.3       62.5
                                 -------    -------     -------    -------
  Gross profit                      37.1       38.3        38.7       37.5
                                 -------    -------     -------    -------
Operating expenses:
  Research and development          24.7       23.5        24.8       25.4
  Selling, general and
   administrative                   13.4       16.0        13.6       16.3
  Amortization of deferred
   stock compensation                1.9        4.4         1.7        4.9
                                 -------    -------     -------    -------
    Total operating expenses        40.0       43.9        40.0       46.6
                                 -------    -------     -------    -------
Loss from operations                (2.9)      (5.6)       (1.3)      (9.1)
Other income (loss), net             0.4       (0.9)        0.4        0.6
                                 -------    -------     -------    -------
Loss before income taxes            (2.5)      (6.5)       (0.9)      (8.5)
Benefit for income taxes            (0.6)      (7.0)       (0.2)      (4.9)
                                 -------    -------     -------    -------
Net income(loss)                    (1.9)%      0.5%       (0.7)%     (3.6)%
                                 =======    =======     =======    =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS (CONTINUED)


Net Revenues. For the three months ended June 30, 2003, net revenues decreased 11% to $49.1 million from $55.4 million for the same period in the prior year. For the six months ended June 30, 2003, net revenues decreased 3% to $100.1 million from $103.7 million for the same period in the prior year. These decreases were due to decreased standard products revenues. The Company derives a substantial portion of its net revenues from standard products. Standard products sales remained constant at 89% of net revenues for the three and six months ended June 30, 2003 and 2002.

For the three months ended June 30, 2003, standard products revenues decreased 12% to $43.6 million from $49.4 million for the same period in the prior year. Such decreases resulted primarily from decreased unit shipments of computer products combined with decreased average selling prices across all significant product lines, which were partially offset by increased unit shipments of industrial, high bandwidth communications and Ethernet communications products. Sales of standard products by the Company during the three months ended June 30, 2003 were led by low dropout regulators, Ethernet communications products and computer peripheral products. Such products were sold primarily to manufacturers within the industrial, telecommunications,
network communications and computer markets.   Standard product sales declined
on a sequential and year-over-year basis due to a significant decline in demand from customers serving the wireless telecommunications end market. Weaker demand for mobile phones, primarily in Asian countries, caused customers to reduce their level of component purchases substantially more than the decline in their end unit production in order to control inventories. For the six months ended June 30, 2003, standard products revenues decreased 4% to $88.8 million from $92.4 million for the same period in the prior year. Such decreases resulted primarily from decreased average selling prices across all significant product lines, which were partially offset by increased unit shipments of industrial, telecommunications, computer, high bandwidth communications and Ethernet communications products. Sales of standard products by the Company during the six months ended June 30, 2003 were led by low dropout regulators, Ethernet communications products and computer peripheral products. Such products were sold primarily to manufacturers within the industrial, telecommunications, computer and network communications markets.

For the three months ended June 30, 2003, custom and foundry products revenues decreased 8% to $5.5 million representing 11% of net revenues from $6.0 million also representing 11% of net revenues for the same period in the prior year. Such decreases were primarily due to decreased unit shipments of foundry products. For the six months ended June 30, 2003, custom and foundry products revenues were $11.2 million representing 11% of net revenues compared to $11.3 million also representing 11% of net revenues for the same period in the prior year.

Customer demand for semiconductors can change quickly and unexpectedly. As a result of the slowing global economy, a rapid build-up of semiconductor inventories in global sales channels occurred during 2001, causing lead times for components to fall precipitously. Although it is generally believed that industry wide channel inventories have decreased substantially since 2001, the short lead time environment has continued from the middle of 2001 through the end of the second quarter of 2003 as a result of underutilization of manufacturing capacity and relatively high levels of work-in-process inventories within the semiconductor industry. Customers perceive that semiconductor components are readily available and continue to order only for their short-term needs, resulting in order backlog levels which are not sufficient for the Company to predict future revenue levels with certainty. The Company's revenue levels are highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same period. Within the semiconductor industry these orders that are booked and shipped within the period are called "turns fill" orders. During the three months ended June 30, 2003, 53% of the Company's shipments resulted from turns-fill orders as compared to 60% for the same period in the prior year. The Company believes the current high turns-fill requirements and continuing pricing pressure will continue until the semiconductor industry recovers from the current downturn. The Company believes the key metrics that will evidence such an industry recovery are: a cumulative annual growth rate in worldwide semiconductor shipments of 14% or greater; backlog levels at or above 70% of the following quarters shipments; manufacturing capacity utilization levels at or above 80% of equipped capacity; a growth in aggregate channel inventories for a least two consecutive quarters; and an increase in average selling prices of at least 20% from the downturn low point. Currently, the uncertainty of customer demand, the high turns fill requirement, and associated uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS (CONTINUED)

International sales represented 68% and 70% of net revenues for the quarters ended June 30, 2003 and 2002, respectively. On a dollar basis, international sales decreased 13% to $33.3 million for the quarter ended June 30, 2003 from $38.5 million for the comparable period in 2002. Such decreases resulted primarily from decreased unit shipments of computer products, primarily in Asia, combined with decreased average selling prices across all significant product lines and geographic regions, which were partially offset by increased unit shipments of Ethernet communications products. For the six months ended June 30, 2003 and 2002, international sales represented 68% and 70% of net revenues, respectively. On a dollar basis, international sales decreased 6% to $68.2 million for the six months ended June 30, 2002 from $72.4 million for the comparable period in 2002. Such decreases resulted primarily from decreased average selling prices across all significant product lines and geographic regions, which were partially offset by increased unit shipments of telecommunications and network communications products.

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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. For the three months ended June 30, 2003 the Company's gross margin decreased to 37% from 38% for the comparable period in 2002. This decrease in gross margin resulted primarily from a reduction in average selling prices which was partially offset by decreased wafer fabrication costs resulting from the Company's wafer fabrication consolidation project (see Note 11 of Notes to Condensed Consolidated Financial Statements) and lower costs for external assembly and test manufacturing services as compared to the same period in 2002. For the six months ended June 30, 2003 the Company's gross margin increased to 39% from 38% for the comparable period in 2002. This increase in gross margin resulted primarily from decreased wafer fabrication costs resulting from the Company's wafer fabrication consolidation project and lower costs for external assembly and test manufacturing services, which were partially offset by decreased average selling prices as compared to the same period in 2002. The Company believes pricing pressure will continue to affect gross profit until industry manufacturing capacity utilization levels increase and order lead times extend significantly beyond current levels.

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

As a percentage of net revenues, research and development expenses represented 25% and 24% for the three months ended June 30, 2003 and 2002, respectively. On a dollar basis, research and development expenses decreased $870,000 or 7% to $12.1 million for the three months ended June 30, 2003 from $13.0 million for the comparable period in 2002. For the six months ended June 30, 2003 and 2002, research and development expenses represented 25% of net revenues, respectively. On a dollar basis, research and development expenses decreased $1.5 million or 6% to $24.8 million for the six months ended June 30, 2003 from $26.4 million for the comparable period in 2002. The dollar decreases were primarily due to decreased prototype fabrication costs combined with reduced staffing costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 13% and 16% for the three months ended June 30, 2003 and 2002, respectively. On a dollar basis, selling, general and administrative expenses decreased $2.3 million or 26% to $6.6 million for the three months ended June 30, 2003 from $8.9 million for the comparable period in 2002. For the six months ended June 30, 2003 and 2002, selling, general and administrative expenses represented 14% and 16% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses decreased $3.3 million or 20% to $13.6 million for the

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS (CONTINUED)

six months ended June 30, 2003 from $16.9 million for the comparable period in 2002. The dollar decreases were principally attributable to decreased outside legal costs combined with decreased advertising expenses.

Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Certain Company practices in effect prior to January 2002 related to employee stock option pricing resulted in stock compensation expense under APB 25. For the three months ended June 30, 2003 total amortization of deferred stock compensation was $1.2 million of which $290,000 was included in cost of revenues and $915,000 was included in amortization of deferred stock compensation. For the three months ended June 30, 2002 total amortization of deferred stock compensation was $3.2 million of which $784,000 was included in cost of revenues and $2.5 million was included in amortization of deferred stock compensation. For the six months ended June 30, 2003 total amortization of deferred stock compensation was $2.3 million of which $591,000 was included in cost of revenues and $1.7 million was included in amortization of deferred stock compensation. For the six months ended June 30, 2002 total amortization of deferred stock compensation was $6.6 million of which $1.6 million was included in cost of revenues and $5.0 million was included in amortization of deferred stock compensation. The decreases in 2003 resulted primarily from accelerated recognition of stock compensation during the fourth quarter of 2002 associated with an employee stock option exchange program (see
Note 10 of Notes to Condensed Consolidated Financial Statements). As of June 30, 2003 total unamortized stock compensation was $6.4 million.

Other Income (Expense), Net. Other income, net reflects interest income from investments in short-term, investment-grade, securities and money market funds offset by interest expense incurred on term notes, combined with other non-operating income or expenses. For the three months ended June 30, 2003, other income, net was $181,000 compared to a net expense of $476,000 for the comparable period in 2002. The increase was primarily due to the inclusion of $947,000 expense for the settlement of a patent dispute in the prior year which was partially offset by decreased rates of return on cash, cash equivalents and short-term investments as compared to the prior year. For the six months ended June 30, 2003, other income, net was $347,000 compared to $588,000 for the comparable period in 2002. The decrease was primarily due to decreased rates of return on cash, cash equivalents and short-term investments as compared to the prior year and the inclusion of $490,000 in non-recurring other income in the prior year which were partially offset by a $947,000 expense for the settlement of a patent dispute in the prior year.

Provision (Benefit) for Income Taxes. For the three and six months ended June 30, 2003, the provision (benefit) for income taxes was 25% and 23% of pretax income (loss), respectively. During the three months ended June 30, 2003 the Company revised its 2003 estimated annual effective tax rate to 23% from 34% of income (loss) before tax, primarily due to the impact of state research and development credits in relation to revised estimated annual income before tax. The income tax provision (benefit) for such interim periods reflects the Company's estimated annual income tax rate. The estimated provision (benefit) for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes, state research and development credits, and state manufacturing credits.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2003 consisted of cash and cash equivalents of $123.5 million and bank borrowing arrangements. Borrowing agreements consisted of $5.0 million under a revolving line of credit. There were no borrowings under this agreement as of June 30, 2003 (for a discussion of borrowing arrangements, see Note 4 of Notes to Condensed Consolidated Financial Statements).

The Company's working capital increased by $4.5 million to $186.6 million as of June 30, 2003 from $182.2 million as of December 31, 2002. The increase was primarily attributable to a $6.1 million increase in cash and cash equivalents combined with a $1.4 million decrease in current liabilities which was partially offset by a $1.9 million decrease in inventories and a $921,000 decrease in accounts receivable.

The Company's cash flows from operating activities were $15.8 million for the six months ended June 30, 2003 as compared to $8.0 million for the same period in the prior year. This $7.8 million cash flow increase over the same period

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS (CONTINUED)

in the prior year resulted primarily from a $1.9 million decrease in inventory during the six months ended June 30, 2003 as compared to a $8.7 million increase in inventory during the comparable prior year period.

The $15.8 million in cash flows from operating activities generated by the Company in the six months ended June 30, 2003 were primarily attributable to additions for non-cash activities of $18.3 million combined with a $1.9 million decrease in inventory and a $921,000 decrease in accounts receivable, which was partially offset by a net loss of $739,000 plus a $2.1 million decrease in current liabilities and a $2.5 million decrease in other non-current obligations.

For the six months ended June 30, 2002, the Company's cash flows from operating activities were $8.0 million and were primarily attributable to additions for non-cash activities of $20.7 million which were partially offset by a net loss of $3.7 million plus a $8.7 million increase in inventory.

The Company's investing activities during the six months ended June 30, 2003 used cash of $11.5 million as compared to $4.7 million during the comparable period in the prior year. The $6.8 million increase in cash used over the same period in the prior year resulted primarily from a $5.9 million increase in net purchases of property, plant and equipment combined with a $3.0 million decrease in net sales of short-term investments, which were partially offset by $2.1 million for the purchase in intangible assets included in the prior year.

Cash used by investing activities during the six months ended June 30, 2003 resulted from the purchase of $11.5 in net purchases of property, plant and equipment.

For the six months ended June 30, 2002, the Company's investing activities used cash of $4.7 million which resulted from $5.7 million in net purchases of property, plant and equipment and $2.1 million for the purchase of intangible assets, which was partially offset by $3.0 million in net sales of short-term investments.

The Company's financing activities during the six months ended June 30, 2003 provided cash of $1.9 million as compared to cash used of $14.9 million during the comparable period in the prior year. This $16.8 million increase in cash provided over the same period in the prior year resulted primarily from a $18.3 million decrease in the repurchase of common stock, which was partially offset by decreased proceeds from the issuance of common stock.

Cash provided by financing activities during the six months ended June 30, 2003 was the result of $2.4 million in proceeds from the issuance of common stock through employee stock transactions, which was partially offset by $560,000 in repayments of long-term debt.

For the six months ended June 30, 2002, the Company's financing activities used cash of $14.9 million as a result of $18.3 million in repurchases of common stock and $2.2 million in repayments of long-term debt which was partially offset by proceeds from the issuance of common stock through employee stock transactions of $5.6 million.

The Company currently intends to purchase approximately $15 million to $25 million in capital equipment and improvements during 2003. The majority of the anticipated 2003 capital spending is related to equipment and building improvements associated with the consolidation of wafer fabrication operations in its San Jose facility and new production mask sets. The Company also expects to purchase additional research and development related software and equipment, and manufacturing equipment for product testing of new products. The Company is currently authorized by its Board of Directors to repurchase an additional $10.9 million of its common stock in 2003. The Company expects that its cash requirements for the next 12 months will be met by its cash from operations, existing cash balances and short-term investments, and its credit facility.

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

In May 2003, the FASB issued Statement of Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of this Statement will have a material impact on its financial position or results of operations.

Contractual Obligations and Commitments

The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 31, 2002 has not materially changed since that report was filed. During the six months ended June 30, 2003 payments of $1.5 million were made under previously existing operating leases, payments of $560,000 were made under previously existing long-term debt agreements and payments of $2.0 million were made under previously existing other long-term liabilities.

Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future products or product development; future research and development spending and the Company's product development strategy; the success of future cost reduction programs, the levels of domestic and international sales; future expansion or utilization of manufacturing capacity; future expenditures; and current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS (CONTINUED)

The Company is exposed to risks because of the uncertain rate of growth in the global economy.

Reduced corporate profits and weak capital spending, especially for technology related end markets that the Company serves such as the high-speed communications, enterprise computing and telecommunications markets, continue to dampen demand for the Company's products. In addition, the Company is unable to determine the future impact of various geo-political issues, as well as the after effects of severe acute respiratory syndrome ("SARS"), on global and regional economies. If economic conditions in the global or regional economies worsen, or if a wider global economic recession materializes, the Company's business, financial condition and results of operations may be materially and adversely affected.

The Company's operating results may fluctuate because of a number of factors, many of which are beyond its control.

If the Company's operating results are below the expectations of public market analysts or investors, then the market price of its Common Stock could decline. Some of the factors that affect or may affect the Company's quarterly and annual results, but which are difficult for the Company to control or predict are:

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

   The weakness in the global economy in 2001, 2002, and 2003 has caused the end markets that the Company's customers serve to grow less rapidly, or in some cases, contract. The resulting uncertainty of demand has caused most of the Company's customers to err on the side of caution until they see signs of order strength for their end products. Many customers are continuing to deplete inventories in response to short supplier lead times. Semiconductors are perceived to be readily available and supplier lead times are at or near historic lows. In this environment, customers are not making large purchase commitments, only ordering small quantities to fill known short-term requirements, greatly reducing the Company's visibility into customer demand. As a result, the Company's revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The reduced level of

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS (CONTINUED)

order backlog coupled with the short-term nature of customer demand makes it extremely difficult to predict near term revenues and profits.

The short lead time environment has allowed many end consumers of the Company's products to rely on stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory. As a result the Company may carry a higher level of inventory at some of its stocking representatives and distributors to service the volatile short term demand of the end customer. Should the relationship with a distributor or stocking representative be terminated, future level of product returns could be higher than the returns allowance established, which could negatively affect the Company's revenues and results of operations.

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

   As a result of weak customer demand, competitive pricing pressures, excess capacity, weak economic conditions or other factors, the Company may decide to initiate additional actions to reduce the Company's cost structure and improve the Company's future operating results. The cost reduction actions may require incremental costs to implement, which could negatively affect the Company's operating results in periods when the incremental costs or liabilities are incurred.

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

   Reduced levels of economic activity, or disruptions of international transportation, could adversely affect the Company's sales on either a global basis or in specific geographic regions. Three of the Company's top ten direct customers are located in South Korea. In the event that current political tensions surrounding North Korea evolve into military or social conflict, the Company's revenues, results of operations, cash flow and financial condition could be adversely affected.

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

   The Company faces many risks associated with its dependence upon third parties that manufacture, assemble or package certain of its products. These risks include:

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

   Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors. As a result, Micrel is subject to the risk that a foundry will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply. Also, there is a risk that a third party manufacturer will cease production on an older or lower volume process that it uses to produce the Company's products. The Company cannot be certain that its outside manufacturers will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of its products are based. Each of these events could increase the Company's costs and harm its ability to deliver it's products on time.

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

The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. Manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then the Company's ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of integrated circuits is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional.

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

The Company could incur substantial fines or litigation costs associated with its storage, use and disposal of hazardous materials.

   The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in it's manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production, alteration of the Company's manufacturing processes or a cessation of operations. In addition, these regulations could restrict the Company's ability to expand it's facilities at their present locations or construct or operate a new wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. The Company's failure to control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities and could have a material adverse effect on its business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the Company's 2002 Form 10-K for the year ended December 31, 2002 have not changed significantly during the six months ended June 30, 2003.


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

As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures appear to be effective at the reasonable assurance level.

There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 8 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in
Item 1 of Part I is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   None.

(b)   Dividend Payment Restrictions

The Company has entered into borrowing agreements that contain restrictions on the declaration and payment of dividends without the lender's consent. In addition, the Company currently intends to retain future earnings to fund operations, and does not anticipate paying dividends on its common stock in the foreseeable future.

(c)   None.

(d)    Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 22, 2003 at 12:00 p.m. local time, at its corporate offices located at 2180 Fortune Drive, San Jose, California. The Annual Meeting was held for the purpose of (a) electing five members of the Board of Directors, (b) ratifying the selection of PricewaterhouseCoopers LLP as the independent auditor of the Company for its fiscal year ending December 31, 2003, (c) approving the adoption of the Company's 2003 Incentive Award Plan and the issuance of up to 6,568,800 shares of common stock under such Plan, and (d) transacting such other business as may properly come before the Annual Meeting. The following proposals were voted upon and approved:

Proposal No. 1 - Election of four members of the Board of Directors:

The following persons were duly elected to the Board by the shareholders for a one year term and until their successors are elected and qualified:

        NOMINATION               FOR           ABSTAINED
        ----------               ---           ---------
    Raymond D. Zinn          86,907,962          357,737
    Warren H. Muller         62,413,584       24,852,115
    Donald H. Livingstone    86,787,709          477,990
    Larry L. Hansen          85,875,203        1,390,496
    George Kelly             85,713,100        1,552,599

Proposal No. 2 - Ratification of the appointment PricewaterhouseCoopers LLP as the independent auditor of the Company for its fiscal year ending December 31, 2003:

        NOMINATION               FOR            AGAINST     ABSTAINED
        ----------               ---            -------     ---------
PricewaterhouseCoopers LLP   86,162,932     1,079,181        23,586

Proposal No. 3 Approve the adoption of the Company's 2003 Incentive Award Plan and the issuance of up to 6,568,800 shares of common stock under such:

                       FOR            AGAINST     ABSTAINED
                       ---            -------     ---------

                    73,299,695     6,363,942       485,511


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

    Exhibit No.    Description
    -----------    -----------
         10.1      Credit Agreement between the Registrant and Bank of The
                    West dated June 30, 2003.
         31        Certifications of the Company's Chief Executive Officer and
                    Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32        Certifications of the Company's Chief Executive Officer and
                    Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   (b) Reports on Form 8-K. During the quarter ended June 30, 2003, the Company filed a Current Report on Form 8-K, on April 22, 2003, disclosing that the Company had filed a complaint against its former principal accountants Deloitte & Touche LLP ("Deloitte") entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte. In addition, the Company filed a Current Report on Form 8-K, on April 22, 2003, announcing its results of operations for the quarter ended March 31, 2003


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MICREL, INCORPORATED
                              --------------------
                                  (Registrant)


Date: August 13, 2003      By /s/ Richard D. Crowley, Jr.
                             ----------------------------
                               Richard D. Crowley, Jr.
                            Vice President, Finance and
                             Chief Financial Officer
                             (Authorized Officer and
                            Principal Financial Officer)