Form 10-Q
period 2003-09-30
MICREL INC
filed 2003-11-13
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2003.

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


As of October 31, 2003 there were 92,147,819 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                           Page
                                                                           ----

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets - September 30, 2003
           and December 31, 2002                                             3

          Condensed Consolidated Statements of Operations - Three and
           Nine Months Ended September 30, 2003 and 2002                     4

          Condensed Consolidated Statements of Cash Flows - Three and
           Nine Months Ended September 30, 2003 and 2002                     5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        26

Item 4.   Controls and Procedures                                           26

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 27

Item 2.   Changes in Securities and Use of Proceeds                         27

Item 6.   Exhibits and Reports on Form 8-K                                  27


          Signature                                                         28

ITEM 1.  FINANCIAL STATEMENTS


                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (In thousands, except share amounts)

                                                September 30,   December 31,
                                                    2003           2002 (1)
                                                ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  126,772      $  117,363
  Accounts receivable, net                           32,206          29,577
  Inventories                                        37,024          39,531
  Other current assets                                2,674           2,675
  Deferred income taxes                              30,470          30,828
                                                 ----------      ----------
    Total current assets                            229,146         219,974

PROPERTY, PLANT AND EQUIPMENT, NET                   88,824          92,318
DEFERRED INCOME TAXES                                 4,966           9,606
INTANGIBLE ASSETS, NET                                6,220           8,387
OTHER ASSETS                                            444             390
                                                 ----------      ----------
TOTAL                                            $  329,600      $  330,675
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $   11,367      $   13,026
  Taxes payable                                         --            3,405
  Deferred income on shipments to distributors       11,130           9,832
  Other current liabilities                          13,637          10,645
  Current portion of long-term debt                     856             911
                                                 ----------      ----------
    Total current liabilities                        36,990          37,819

LONG-TERM DEBT                                       10,303          10,983
OTHER LONG-TERM OBLIGATIONS                           5,313           8,254

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none       --              --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2003 - 92,233,819 shares;
   2002 - 92,006,571 shares                         158,443         160,889
  Deferred stock compensation                        (5,023)         (9,971)
  Accumulated other comprehensive loss                  (26)            (25)
  Retained earnings                                 123,600         122,726
                                                 ----------      ----------
    Total shareholders' equity                      276,994         273,619
                                                 ----------      ----------
TOTAL                                            $  329,600      $  330,675
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

See Notes to Condensed Consolidated Financial Statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                Three Months Ended        Nine Months Ended
                                     September 30,          September 30,
                                 --------------------   --------------------
                                    2003       2002        2003       2002
                                 ---------  ---------   ---------  ---------

NET REVENUES                     $  53,364  $  50,367   $ 153,428  $ 154,055

COST OF REVENUES*                   32,160     37,110      93,451    101,926
                                 ---------  ---------   ---------  ---------
GROSS PROFIT                        21,204     13,257      59,977     52,129
                                 ---------  ---------   ---------  ---------

OPERATING EXPENSES:
  Research and development          11,500     14,104      36,325     40,475
  Selling, general and
   administrative                    7,263      7,940      20,837     24,809
  Amortization of deferred
   stock compensation*                 834      2,358       2,515      7,410
  Manufacturing facility
   impairment                         (624)    23,357        (624)    23,357
  Restructuring expense                286      5,536         286      5,536
                                 ---------  ---------   ---------  ---------
    Total operating expenses        19,259     53,295      59,339    101,587
                                 ---------  ---------   ---------  ---------

INCOME (LOSS) FROM OPERATIONS        1,945    (40,038)        638    (49,458)

OTHER INCOME, NET                      150        284         497        872
                                 ---------  ---------   ---------  ---------

INCOME (LOSS) BEFORE INCOME TAXES    2,095    (39,754)      1,135    (48,586)

PROVISION (BENEFIT) FOR
 INCOME TAXES                          482    (15,286)        261    (20,407)
                                 ---------  ---------   ---------  ---------

NET INCOME (LOSS)                $   1,613  $ (24,468)  $     874  $ (28,179)
                                 =========  =========   =========  =========

NET INCOME (LOSS) PER SHARE:
  Basic                          $    0.02  $   (0.26)  $    0.01  $   (0.30)
                                 =========  =========   =========  =========
  Diluted                        $    0.02  $   (0.26)  $    0.01  $   (0.30)
                                 =========  =========   =========  =========

SHARES USED IN COMPUTING PER
 SHARE AMOUNTS:
  Basic                             92,032     92,563      92,174     92,845
                                 =========  =========   =========  =========
  Diluted                           93,735     92,563      93,317     92,845
                                 =========  =========   =========  =========

* Amortization of deferred stock
   compensation related to:
    Cost of revenues             $     279  $     770   $     870  $   2,322
                                 =========  =========   =========  =========
    Operating expenses:
      Research and development   $     462  $   1,199   $   1,471  $   3,926
      Selling, general and
       administrative                  372      1,159       1,044      3,484
                                 ---------  ---------   ---------  ---------
        Total operating expenses $     834  $   2,358   $   2,515  $   7,410
                                 =========  =========   =========  =========

See Notes to Condensed Consolidated Financial Statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                        Nine Months Ended
                                                          September  30,
                                                      ---------------------
                                                         2003        2002
                                                      ---------   ---------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                   $     874   $ (28,179)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                        22,046      25,961
    Manufacturing facility impairment                      (624)     23,357
    Stock based compensation                              3,385       9,732
    Loss on disposal of assets                               (3)         73
    Deferred rent                                            19        (467)
    Deferred income taxes                                 4,998     (18,193)
    Changes in operating assets and liabilities:
      Accounts receivable                                (2,629)     (4,363)
      Inventories                                         2,507      (8,583)
      Prepaid expenses and other assets                     (53)      2,855
      Accounts payable                                   (1,659)        872
      Income taxes                                       (4,319)        --
      Other accrued liabilities                              32       5,367
      Deferred income on shipments to distributors        1,298      (1,374)
                                                      ---------   ---------
         Net cash provided by operating activities       25,872       7,058
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (15,758)    (27,042)
  Purchase of intangible asset                              --       (2,054)
  Proceeds from sales and maturities of
   short-term investments                                   --        3,092
                                                      ---------   ---------
    Net cash used by investing activities               (15,758)    (26,004)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt borrowing                    --       10,736
  Repayments of long-term debt                             (735)     (3,021)
  Proceeds from the issuance of common stock              3,531       6,293
  Repurchase of common stock                             (3,501)    (26,440)
                                                      ---------   ---------
    Net cash used by financing activities                  (705)    (12,432)
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      9,409     (31,378)

CASH AND CASH EQUIVALENTS - Beginning of period         117,363     130,406
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS - End of period             $ 126,772   $  99,028
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $     513   $     286
                                                      =========   =========
  Income taxes                                        $     661   $      91
                                                      =========   =========
Non-cash transactions:
  Deferred stock compensation (reversal)              $  (1,562)  $  (2,917)
                                                      =========   =========
  Acquisition of intangible asset under patent
   cross license and settlement agreement             $     --    $   5,154
                                                      =========   =========

See Notes to Condensed Consolidated Financial Statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

                                Three Months Ended        Nine Months Ended
                                     September 30,          September 30,
                                 --------------------   --------------------
                                    2003       2002        2003       2002
                                 ---------  ---------   ---------  ---------
Weighted average common
 shares outstanding                 92,032     92,563      92,174     92,845
Dilutive effect of stock options
 outstanding using the treasury
 stock method                        1,343        --        1,143        --
                                 ---------  ---------   ---------  ---------
Shares used in computing diluted
 net income (loss) per share        93,375     92,563      93,317     92,845
                                 =========  =========   =========  =========


For the three and nine months ended September 30, 2002, 1.5 million and 3.2 million common stock equivalent shares, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they were anti-dilutive.

Stock Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Deferred stock compensation balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of September 30, 2003 total unamortized stock compensation was $5.0 million.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company applied the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations for the fair value of stock options were made using the Black-Scholes option pricing model with the

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


following weighted average assumptions for 2003 and 2002, respectively: expected life, 60 months; stock volatility, 85% and 86%; risk free interest rates, 3%; and no dividends during the expected terms. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions for 2003 and 2002, respectively: expected life, 6 months; stock volatility, 85% and 86%; risk free interest rates 1%; and no dividends during the term.

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

                                Three Months Ended        Nine Months Ended
                                     September 30,          September 30,
                                 --------------------   --------------------
                                    2003       2002        2003       2002
                                 ---------  ---------   ---------  ---------
Net income (loss) as reported    $   1,613  $ (24,468)  $     874  $ (28,179)
Add:  stock-based employee
 compensation  expense included
 in reported net income (loss),
 net of tax effects                    677      1,902       2,058      5,917
Deduct:  stock-based employee
 compensation expense determined
 under fair value based method,
 net of tax effects                 (3,394)    (3,722     (10,244)   (16,105)
                                 ---------  ---------   ---------  ---------
Pro forma net loss               $  (1,105)  $(26,288)  $  (7,312) $ (38,367)
                                 =========  =========   =========  =========

Net income (loss) per share
 as reported:
  Basic                          $    0.02  $   (0.26)  $    0.01  $   (0.30)
                                 =========  =========   =========  =========
  Diluted                        $    0.02  $   (0.26)  $    0.01  $   (0.30)
                                 =========  =========   =========  =========
Pro forma net loss per share:
  Basic                          $   (0.01) $   (0.28)  $   (0.08) $   (0.41)
                                 =========  =========   =========  =========
  Diluted                        $   (0.01) $   (0.28)  $   (0.08) $   (0.41)
                                 =========  =========   =========  =========


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB" or the "Board") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not currently anticipate this statement to have any effect on its financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard had no material impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previously guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


3.   INVENTORIES

Inventories consist of the following (in thousands):
                                                September 30,   December 31,
                                                    2003            2002
                                                ------------    ------------
   Finished goods                                $   13,133      $   15,597
   Work in process                                   22,783          22,523
   Raw materials                                      1,108           1,411
                                                 ----------      ----------
                                                 $   37,024      $   39,531
                                                 ==========      ==========


4.   BORROWING ARRANGEMENTS

Borrowing agreements consisted of $5.0 million revolving line of credit from a commercial bank. There were no borrowings under the revolving line of credit agreement at September 30, 2003. The revolving line of credit agreement expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.0% at September 30, 2003), or the bank's revolving offshore rate, which approximates LIBOR (1.16% at September 30, 2003) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 2003.

In September 2002, associated with the purchase of its previously leased manufacturing facilities in San Jose, CA, the Company borrowed $10.7 million through a commercial mortgage financing agreement. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.0% at September 30, 2003), or adjustable monthly LIBOR (1.16% at September 30, 2003) plus 1.5%. The principal balance of the loan shall be repaid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance. The mortgage agreement contains certain restrictive covenants. The Company was in compliance with all such covenants at September 30, 2003.

As of September 30, 2003, the Company had $11.2 million under term notes outstanding.


5.   SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2003, two customers, a world-wide distributor and an Asian based stocking representative, accounted for $19.4 million (13%) and $17.9 million (12%) of net revenues, respectively. No direct original equipment manufacturer accounted for more than 10% of net revenues. During the nine months ended September 30, 2002, one customer, an Asian based stocking representative, accounted for $19.9 million (13%) of net revenues. No direct original equipment manufacturer accounted for more than 10% of net revenues.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income or loss, which was comprised of the Company's net income or loss for the periods and changes in unrealized gains or losses on investments, was net income of $1.6 million and $874,000 for the three and nine months ended September 30, 2003, respectively, and net loss of $24.5 million and $28.2 million for the three and nine months ended September 30, 2002, respectively.


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


                            Net Revenues by Segment
                             (Dollars in thousands)

                                Three Months Ended        Nine Months Ended
                                     September 30,          September 30,
                                 --------------------   --------------------
                                    2003       2002        2003       2002
                                 ---------  ---------   ---------  ---------
Net Revenues:
Standard Products                $  48,182  $  42,811   $ 137,016  $ 135,219
Custom and Foundry Products          5,182      7,556      16,412     18,836
                                 ---------  ---------   ---------  ---------
  Total net revenues             $  53,364  $  50,367   $ 153,428  $ 154,055
                                 =========  =========   =========  =========

As a Percentage of Total
 Net Revenues:
Standard Products                      90%        85%         89%        88%
Custom and Foundry Products            10%        15%         11%        12%
                                 ---------  ---------   ---------  ---------
  Total net revenues                  100%       100%        100%       100%
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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The semiconductor industry is characterized by recurrent litigation regarding patent and other intellectual property rights. To the extent that the Company becomes involved in such intellectual property litigation, it could result in substantial costs and diversion of resources to the Company and could have a material adverse effect on the Company's financial condition, results of operation or cash flows.

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


9.   STOCK REPURCHASE PROGRAM

In February 2002, the Company's Board of Directors announced a stock repurchase program under which the Company could purchase up to $20.0 million of its common stock. In July 2002, the Board of Directors approved the repurchase of additional stock up to a value of $20.0 million, thereby increasing the total authorized stock repurchase to $40.0 million of common stock in 2002. In February 2003, the Board of Directors extended the authorization to repurchase shares of common stock through December 31, 2003, up to a maximum purchase amount of $40 million for the years 2002 and 2003. In August 2003, the Board of Directors extended the authorization to repurchase shares of common stock through March 31, 2004, up to a maximum purchase amount of $45 million for the time period commencing February 11, 2002, of which $12.4 million remains authorized for repurchases through March 31, 2004. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k). The Company repurchased 297,900 shares of its common stock for $3.5 million during the nine months ended September 30, 2003.


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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



11.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

In September 2002, the Company approved a plan to close its Santa Clara, CA wafer fabrication facility to reduce costs and improve operating efficiencies. Associated with the facility closure, the Company accrued $5.5 million in restructuring expenses which consisted of $1.0 million for equipment disposal costs and $4.5 million in net contractual building lease costs, excluding estimated sublease income, that will provide no future benefit. During July 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, CA facilities.

Associated with the wafer fabrication facility closure, during the quarter ended September 30, 2003, the Company incurred and paid severance costs of $320,000 related to the termination of 46 employees, which consisted primarily of wafer fabrication operators and maintenance technicians. These termination costs have been reported as restructuring expense in the statement of operations.

During the quarter ended September 30, 2003, the Company revised its estimates related to severance costs, contractual facility costs and equipment disposal costs based upon activity to date and estimated future costs. A summary of restructuring expense accrual is as follows: ($000)

                                           Contractual
                               Severance    Facility     Equipment
                                 Costs        Costs       Disposal     Total
                              ----------   -----------   ---------   ---------
2002   Charges                 $    --       $  4,536     $  1,000    $  5,536
       Uses                         --            --           --          --
                               --------      --------     --------    --------
    Balance December 31, 2002  $    --       $  4,536     $  1,000    $  5,536
2003   Charges                      320           466         (500)        286
       Uses                        (320)         (466)         (48)       (834)
                               --------      --------     --------    --------
    Balance September 30, 2003 $    --       $  4,536     $    452    $  4,988
                               ========      ========     ========    ========

Of the $5.0 million in accrued restructuring costs, $2.1 million has been classified as other current liabilities and the remaining $2.9 million has been classified as other long-term obligations as of September 30, 2003. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006.

Also related to the facility closure, in September 2002, the Company recorded a $23.4 million impairment of long-lived assets to reduce the net book value of the facility's leasehold improvements and equipment to fair value. The fair value was based on a third party estimate of the current net sales value. In August 2003, the company sold previously impaired equipment which resulted in a $624,000 gain, recognized as an adjustment to manufacturing facility impairment expense for the three and nine month periods ending September 30, 2003.

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

The Company derives a substantial portion of its net revenues from standard products. Standard products sales represented 90% and 89% of net revenues for the three and nine months ended September 30, 2003, respectively, as compared to 85% and 88% for the similar periods in the prior year. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Income Taxes. Resulting primarily from temporary timing differences between book and tax valuation of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards, the Company had net deferred tax assets of $35.4 million as of September 30, 2003, as compared to $40.4 million as of December 31, 2002. The reduction in deferred assets resulted primarily from the reversal of temporary timing difference associated with the closure of the Company's Santa Clara, CA wafer fabrication facility. The Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.

Litigation. The semiconductor industry is characterized by litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation (see Note 8 of Notes to Condensed Consolidated Financial Statements) and has not accrued any liability for such litigation. The Company regularly evaluates current information available to determine whether such accruals should be made. An estimated liability would be accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the Company were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:
                                Three Months Ended        Nine Months Ended
                                     September 30,          September 30,
                                 --------------------   --------------------
                                    2003       2002        2003       2002
                                 ---------  ---------   ---------  ---------
Net revenues                        100.0%     100.0%      100.0%     100.0%
Cost of revenues                     60.3       73.7        60.9       66.2
                                  -------    -------     -------    -------
  Gross profit                       39.7       26.3        39.1       33.8
                                  -------    -------     -------    -------
Operating expenses:
  Research and development           21.6       28.0        23.7       26.3
  Selling, general and
   administrative                    13.6       15.7        13.6       16.1
  Amortization of deferred
   stock compensation                 1.6        4.7         1.6        4.8
  Manufacturing facility
   impairment                        (1.2)      46.4        (0.4)      15.1
  Restructuring expense               0.5       11.0         0.2        3.6
                                  -------    -------     -------    -------
    Total operating expenses         36.1      105.8        38.7       65.9
                                  -------    -------     -------    -------
Income (loss) from operations         3.6      (79.5)        0.4      (32.1)
Other income, net                     0.3        0.6         0.3        0.6
                                  -------    -------     -------    -------
Income (loss) before income taxes     3.9      (78.9)        0.7      (31.5)
Provision (benefit) for income
 taxes                                0.9      (30.3)        0.1      (13.2)
                                  -------    -------     -------    -------
Net income(loss)                      3.0%     (48.6)%       0.6%     (18.3)%
                                  =======    =======     =======    =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net Revenues. For the three months ended September 30, 2003, net revenues increased 6% to $53.4 million from $50.4 million for the same period in the prior year, reflecting increased sales of standard products. For the nine months ended September 30, 2003, net revenues were relatively flat at $153.4 million compared to $154.1 million for the same period in the prior year, which resulted from increased sales of standard products which were offset by decreased sales of custom and foundry products.

For the three months ended September 30, 2003, standard products revenues increased 13% to $48.2 million from $42.8 million for the same period in the prior year. This increase resulted primarily from increased unit shipments of industrial, telecommunications, computer and communications products which was partially offset by decreased average selling prices across all significant standard product lines. For the nine months ended September 30, 2003, standard products revenues increased 1% to $137.0 million from $135.2 million for the same period in the prior year. This increase resulted primarily from increased unit shipments of industrial, telecommunications, computer and communications products, which was partially offset by decreased average selling prices across all significant standard product lines.

For the three months ended September 30, 2003, custom and foundry products revenues decreased 31% to $5.2 million from $7.6 million for the same period in the prior year. For the nine months ended September 30, 2003, custom and foundry products revenues decreased 13% to $16.4 million compared to $18.8 million for the same period in the prior year. These decreases resulted primarily from decreased average selling prices, which were partially offset by increased unit shipments.

Customer demand for semiconductors can change quickly and unexpectedly. As a result of the slowing global economy, a rapid build-up of semiconductor inventories in global sales channels occurred during 2001, causing lead times for components to fall precipitously. Although it is generally believed that industry wide channel inventories have decreased substantially since 2001, the short lead time environment has continued from the middle of 2001 through the end of the third quarter of 2003 as a result of underutilization of manufacturing capacity and relatively high levels of work-in-process inventories within the semiconductor industry. For over two years, customers have perceived that semiconductor components have been readily available and have ordered only for their short-term needs, resulting in historically low order backlog levels. The Company's revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same period. Within the semiconductor industry these orders that are booked and shipped within the period are called "turns fill" orders. During the three months ended September 30, 2003, 58% of the Company's shipments resulted from turns-fill orders as compared to 57% for the same period in the prior year. The Company believes the current high turns-fill requirements and pricing pressure will continue until lead times substantially increase and order backlogs grow. The Company experienced an increase in order rates and backlog in the third quarter of 2003, indicating that demand for semiconductors may be increasing and that customers may be becoming more concerned about product availability. However, the sustainability of improved customer demand is uncertain, and the high turns fill requirement together with, the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require the Company to continue to carry higher levels of inventory, .

International sales represented 70% and 67% of net revenues for the quarters ended September 30, 2003 and 2002, respectively. On a dollar basis, international sales increased 10% to $37.2 million for the quarter ended September 30, 2003 from $33.9 million for the comparable period in 2002. This increase resulted primarily from increased unit shipments of telecommunications, computer and Ethernet communications products, primarily in Asia, which were partially offset by decreased average selling prices. For each of the nine months ended September 30, 2003 and 2002, international sales represented 69% of net revenues. On a dollar basis, international sales decreased 1% to $105.3 million for the nine months ended September 30, 2003 from $106.3 million for the comparable period in 2002. This decrease resulted primarily from decreased average selling prices, which were partially offset by increased unit shipments of telecommunications, computer Ethernet communications products.

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

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. For the three months ended September 30, 2003 the Company's gross margin increased to 40% from 26% for the comparable period in 2002. For the nine months ended September 30, 2003 the Company's gross margin increased to 39% from 34% for the comparable period in 2002. These increases in gross margin resulted primarily from a $4.5 million charge for excess inventory included in the 2002 results, combined with decreased wafer fabrication costs resulting from the Company's wafer fabrication consolidation project (see Note 11 of Notes to Condensed Consolidated Financial Statements), lower costs for external assembly and test manufacturing services and the shipment of approximately $1.3 million in previously reserved inventory, which were partially offset by a reduction in average selling prices, as compared to the same periods in 2002. The Company believes pricing pressure will continue to affect gross profit until industry manufacturing capacity utilization levels increase and order lead times extend beyond current levels.

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

As a percentage of net revenues, research and development expenses represented 22% and 28% for the three months ended September 30, 2003 and 2002, respectively. On a dollar basis, research and development expenses decreased $2.6 million or 18% to $11.5 million for the three months ended September 30, 2003 from $14.1 million for the comparable period in 2002. For the nine months ended September 30, 2003 and 2002, research and development expenses represented 24% and 26% of net revenues, respectively. On a dollar basis, research and development expenses decreased $4.2 million or 11% to $36.3 million for the nine months ended September 30, 2003 from $40.5 million for the comparable period in 2002. The dollar decreases were primarily due to decreased prototype fabrication costs combined with reduced staffing costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 14% and 16% for the three months ended September 30, 2003 and 2002, respectively. On a dollar basis, selling, general and administrative expenses decreased $677,000 or 9% to $7.3 million for the three months ended September 30, 2003 from $7.9 million for the comparable period in 2002. For the nine months ended September 30, 2003 and 2002, selling, general and administrative expenses represented 14% and 16% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses decreased $4.0 million or 16% to $20.8 million for the nine months ended September 30, 2003 from $24.8 million for the comparable period in 2002. The dollar decreases were principally attributable to decreased outside legal costs combined with decreased advertising expenses.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Amortization of deferred stock compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Certain Company practices in effect prior to January 2002 related to employee stock option pricing resulted in stock compensation expense under APB 25. For the three months ended September 30, 2003 total amortization of deferred stock compensation was $1.1 million of which $279,000 was included in cost of revenues and $834,000 was included in amortization of deferred stock compensation. For the three months ended September 30, 2002 total amortization of deferred stock compensation was $3.1 million of which $770,000 was included in cost of revenues and $2.4 million was included in amortization of deferred stock compensation. For the nine months ended September 30, 2003 total amortization of deferred stock compensation was $3.4 million of which $870,000 was included in cost of revenues and $2.5 million was included in amortization of deferred stock compensation. For the nine months ended June 30, 2002 total amortization of deferred stock compensation was $9.7 million of which $2.3 million was included in cost of revenues and $7.4 million was included in amortization of deferred stock compensation. The decreases in 2003 resulted primarily from accelerated recognition of stock compensation during the fourth quarter of 2002 associated with an employee stock option exchange program (see Note 10 of Notes to Condensed Consolidated Financial Statements). As of September 30, 2003 total unamortized stock compensation was $5.0 million with remaining amortization of $1.0 million in 2003, $2.8 million in 2004, $926,000 in 2005 and $333,000 in 2006.

Manufacturing Facility Impairment and Restructuring Expense. In September 2002, the Company approved a plan to close its Santa Clara, CA wafer fabrication facility to reduce costs and improve operating efficiencies. Associated with the facility closure, the Company accrued $5.5 million in restructuring expenses. During July 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, CA facilities. During the three and nine months ended September 30, 2003, the Company paid $834,000 in restructuring costs that reduced the previous restructuring accrual and recorded an additional $286,000 in net restructuring accrual adjustments which were charged to restructuring expense in the three and nine months ended September 30, 2003 (see Note 11 of Notes to Condensed Consolidated Financial Statements).

Also related to the facility closure, in September 2002, the Company recorded a $23.4 million impairment of long-lived assets to reduce the net book value of the facility's leasehold improvements and equipment to fair value. The fair value was based on a third party estimate of the current net sales value. During the three and nine months ended September 30, 2003, the company sold previously impaired equipment resulting in a $624,000 gain which has been recorded as an adjustment to the manufacturing facility impairment expense.

Other Income, Net. Other income, net reflects interest income from investments in short-term, investment-grade, securities and money market funds offset by interest expense incurred on term notes, combined with other non-operating income or expenses. For the three months ended September 30, 2003, other income, net was $150,000 compared to $284,000 for the comparable period in 2002. The decrease was primarily due to decreased rates of return on cash, cash equivalents and short-term investments as compared to the prior year. For the nine months ended September 30, 2003, other income, net was $497,000 compared to $872,000 for the comparable period in 2002. The decrease was primarily due to decreased rates of return on cash, cash equivalents and short-term investments as compared to the prior year and the inclusion of $490,000 in non-recurring other income in the prior year which were partially offset by a $947,000 expense for the settlement of a patent dispute in the prior year.

Provision (Benefit) for Income Taxes. For the three and nine months ended September 30, 2003, the provision for income taxes was 23% of pretax income, respectively, compared to 38% and 42% of pretax loss for the three and nine months ended September 30, 2002, respectively. The income tax provision (benefit) for such interim periods reflects the Company's estimated annual income tax rate. The estimated provision (benefit) for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes, state research and development credits, and state manufacturing credits.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2003 consisted of cash and cash equivalents of $126.8 million and bank borrowing arrangements. Borrowing agreements consisted of $5.0 million under a revolving line of credit. There were no borrowings under this agreement as of September 30, 2003 (for a discussion of borrowing arrangements, see Note 4 of Notes to Condensed Consolidated Financial Statements).

The Company's working capital increased by $10.0 million to $192.2 million as of September 30, 2003 from $182.2 million as of December 31, 2002. The increase was primarily attributable to a $9.4 million increase in cash and cash equivalents.

The Company's cash flows from operating activities were $25.9 million for the nine months ended September 30, 2003 as compared to $7.1 million for the same period in the prior year. This cash flow increase resulted primarily from a $18.5 million increase in income from operations after adjustments for non-cash activities to $30.7 million for the nine months ended September 30, 2003 as compared to a $12.2 million during the comparable period in 2002.

The $25.9 million in cash flows from operating activities generated by the Company in the nine months ended September 30, 2003 were primarily attributable to $30.7 million in income from operations (net income of $874,000 plus adjustments for non-cash activities of $29.8 million) combined with a $2.5 million decrease in inventory, which were partially offset by a $4.3 million decrease in income taxes payable and a $2.6 million increase in accounts receivable.

For the nine months ended September 30, 2002, the Company's cash flows from operating activities were $7.1 million and were primarily attributable to $12.2 million in income from operations (net loss of $28.2 million plus adjustments for non-cash activities of $40.5 million) which were partially offset by a $5.2 million use in cash from changes in operating assets and liabilities.

The Company's investing activities during the nine months ended September 30, 2003 used cash of $15.8 million as compared to $26.0 million during the comparable period in the prior year. The $10.2 million decrease in cash used compared to the same period in the prior year resulted primarily from a $11.3 million decrease in net purchases of property, plant and equipment combined with a $3.1 million decrease in net sales of short-term investments, which were partially offset by $2.1 million for the purchase in intangible assets included in the prior year.

Cash used by investing activities during the nine months ended September 30, 2003 resulted from the purchase of $15.8 million in net purchases of property, plant and equipment.

For the nine months ended September 30, 2002, the Company's investing activities used cash of $26.0 million which resulted from $27.0 million in net purchases of property, plant and equipment and $2.1 million for the purchase of intangible assets, which was partially offset by $3.1 million in net sales of short-term investments.

The Company's financing activities during the nine months ended September 30, 2003 used $705,000 of cash as compared to $12.4 million of cash used during the comparable period in the prior year. This $11.7 million decrease in cash used compared to the same period in the prior year resulted primarily from a $22.9 million decrease in the repurchase of common stock, which was partially offset by a $10.7 million decrease in long-term debt borrowings combined with a $2.7 million decreased in proceeds from the issuance of common stock.

Cash used by financing activities of $705,000 during the nine months ended September 30, 2003 was the result of $3.5 million in repurchases of common stock combined with $735,000 in repayments of long-term debt, which were partially offset by $3.5 million in proceeds from the issuance of common stock through employee stock transactions.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


For the nine months ended September 30, 2002, the Company's financing activities used cash of $12.4 million as a result of $26.4 million in repurchases of common stock and $3.0 million in repayments of long-term debt which was partially offset by proceeds from long-term debt borrowings of $10.7 million and proceeds from the issuance of common stock through employee stock transactions of $6.3 million.

The Company currently intends to purchase approximately $20 million to $25 million in capital equipment and improvements during 2003. The majority of the anticipated 2003 capital spending is related to equipment and building improvements associated with the consolidation of wafer fabrication operations in its San Jose facility and new production mask sets. The Company also expects to purchase additional research and development related software and equipment, and manufacturing equipment for product testing of new products. The Company is currently authorized by its Board of Directors to repurchase an additional $12.4 million of its common stock through March 31, 2004. The Company expects that its cash requirements for the next 12 months will be met by its cash from operations, existing cash balances and short-term investments, and its credit facility.

Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB" or the "Board") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not currently anticipate this statement to have any effect on its financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard had no material impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previously guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS
No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of SFAS No. 150 when finalized is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Contractual Obligations and Commitments

The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 31, 2002 has not materially changed since that report was filed. During the nine months ended September 30, 2003 payments of $1.9 million were made under previously existing operating leases, payments of $735,000 were made under previously existing long-term debt agreements and payments of $2.0 million were made under previously existing other long-term liabilities.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Factors That May Affect Operating Results

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include statements regarding: future products or product development; future research and development spending and the Company's product development strategy; the success of future cost reduction programs; the levels of domestic and international sales; future expansion or utilization of manufacturing capacity; future expenditures; and current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2002.

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

If the Company's operating results are below the expectations of public market analysts or investors, then the market price of its Common Stock could decline. Some of the factors that affect or may affect the Company's quarterly and annual results, but which are difficult for the Company to control or predict are:

- the volume and timing of orders received
- changes in the mix of products sold
- market acceptance of the Company's products and its customers' products
- competitive pricing pressures
- cyclical semiconductor industry conditions
- dependence on third-party suppliers
- the ability to introduce new products on a timely basis
- the timing of new product announcements and introductions by the Company or its competitors
- the timing and extent of research and development expenses
- fluctuations in manufacturing yields
- the ability to hire and retain key technical and management personnel
- access to advanced process technologies
- the timing and extent of new process development costs

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

   The weakness in the global economy in 2001, 2002, and 2003 has caused the end markets that the Company's customers serve to grow less rapidly, or in some cases, contract. The resulting uncertainty of demand has caused most of the Company's customers to err on the side of caution until they see signs of order strength for their end products. Many customers are continuing to deplete inventories in response to short supplier lead times. Semiconductors are perceived to be readily available and supplier lead times remain near historic

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

The short lead time environment has allowed many end consumers of the Company's products to rely on stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory. As a result the Company may carry a higher level of inventory at some of its stocking representatives and distributors to service the volatile short-term demand of the end customer. Should the relationship with a distributor or stocking representative be terminated, future level of product returns could be higher than the returns allowance established, which could negatively affect the Company's revenues and results of operations.

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

   In times when economic growth and customer demand is less certain, such as the semiconductor industry is now experiencing, price competition becomes more prevalent. Both the semiconductor industry and the Company have experienced significant price erosion since the beginning of 2001. If this price erosion continues, it will have the effect of reducing revenue levels and gross margins in future periods.

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

   An important part of the Company's strategy is to continue to focus on the market for high-speed communications integrated circuits. If the severe downturn in the telecommunications infrastructure industry continues, resulting in lack of demand for the Company's high bandwidth products, the Company's future revenue growth and profitability could be adversely affected.

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

The cost reduction actions the Company has initiated may not materialize as expected, or be sustainable as business improves.

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

   Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors. As a result, Micrel is subject to the risk that a foundry will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply. Also, there is a risk that a third party manufacturer will cease production on an older or lower volume process that it uses to produce the Company's products. The Company cannot be certain that its outside manufacturers will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of its products are based. Each of these events could increase the Company's costs and harm its ability to deliver its products on time.

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

   Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment would not be fully absorbed, resulting in higher average unit costs and lower sales margins. The level of new customer order rates over the past two years has resulted in lower capacity utilization of the Company's factories as it has attempted to match production with anticipated customer demand. The Company's gross margins have declined as a result of this reduced utilization of production capacity. Gross margins may deteriorate further should production activity be curtailed in response to lower customer demand in the future.

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

   The Company's future success depends in part upon its intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate technology or design around the patents owned by the Company. Additionally, the semiconductor industry is characterized by recurrent litigation regarding patent and other intellectual property rights. There can be no assurance that existing claims or any other assertions or claims for indemnity resulting from infringement claims will not adversely affect the Company's business, financial condition, results of operations, or cash flows.

The Company's operating results substantially depend on manufacturing output and yields, which may not meet expectations.

The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. Manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, the Company's ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of integrated circuits is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional.

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

   The Company's existing wafer fabrication facility is located in Northern California and this facility may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on the Company's business, financial condition and operating results.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company's business could be adversely affected by electrical power or natural gas supply interruptions.

The majority of the Company's administrative, technical and manufacturing facilities are located in Northern California and these facilities may be subject to electrical power or natural gas supply interruptions. In recent months, electrical power suppliers have experienced shortages in electrical power, which has resulted in brief electrical power interruptions. The weak financial condition of California's Public Utilities may aggravate the situation and shortages may develop for natural gas. Semiconductor manufacturing depends upon a controlled environment that requires high usage of electrical power and natural gas. Frequent or extended electrical power interruptions could have a negative impact on production output, manufacturing yields, and manufacturing efficiencies and could have a material adverse impact on the Company's business, financial condition and operating results.

The Company could incur substantial fines or litigation costs associated with its storage, use and disposal of hazardous materials.

   The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in it's manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production, alteration of the Company's manufacturing processes or a cessation of operations. In addition, these regulations could restrict the Company's ability to expand it's facilities at their present locations or construct or operate a new wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. The Company's failure to appropriately control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities and could have a material adverse effect on its business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures set forth in the Company's 2002 Form 10-K for the year ended December 31, 2002 have not changed significantly during the nine months ended September 30, 2003.


ITEM 4:   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(c)   None.

(d)    Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         Exhibit No.   Description
         -----------   -----------
             31        Certifications of the Company's Chief Executive Officer
                       and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
             32        Certifications of the Company's Chief Executive Officer
                       and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K. During the three months ended September 30, 2003, the Company furnished a Current Report on Form 8-K, on July 2, 2003, announcing its revised outlook for the quarter ending June 30, 2003. In addition, on July 23, 2003, the Company furnished a Current Report on Form 8-K announcing its results of operations for the quarter ended June 30, 2003.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MICREL, INCORPORATED
                              --------------------
                                 (Registrant)



Date: November 13, 2003            By  /s/ Richard D. Crowley, Jr.
                                      -----------------------------
                                      Richard D. Crowley, Jr.
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Financial Officer)