Form 10-K
period 2003-12-31
MICREL INC
filed 2004-03-15
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
    For the fiscal year ended December 31, 2003.

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

   As of March 1, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,256,517,723 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 1, 2004, the Registrant had outstanding 92,570,951 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2004 are incorporated by reference in Part III of this Report.

   This Report on Form 10-K includes 76 pages with the Index to Exhibits located on page 70.

                              MICREL, INCORPORATED

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 2003


                                                                           Page
                                                                           ----
                                     PART I

Item 1.  Business                                                            3
Item 2.  Properties                                                         16
Item 3.  Legal Proceedings                                                  17
Item 4.  Submission of Matters to a Vote of Security Holders                18

                                    PART II

Item 5.  Market for the Registrant's Common Equity, Related Shareholder
          Matters and Issuer Purchases of Equity Securities                 19
Item 6.  Selected Financial Data                                            20
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         21
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         39
Item 8.  Financial Statements and Supplementary Data                        39
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          39
Item 9a. Controls and Procedures                                            39

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 40
Item 11. Executive Compensation                                             40
Item 12. Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters                        40
Item 13. Certain Relationships and Related Transactions                     40
Item 14. Principal Accountant Fees and Services                             40
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   41


         Signatures                                                         69
         Exhibit Index                                                      70
         Certifications                                                     74

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

   Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal and digital ICs. The Company currently ships over 2,000 standard products and has derived the majority of its product revenue for the year ended December 31, 2003 from sales of standard analog and high speed communications ICs. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks and industrial equipment. For the years ended December 31, 2003, 2002, and 2001, the Company's standard products accounted for 90%, 88%, and 84%, respectively, of the Company's net revenues. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

   Continuing trends to lower voltages and higher currents in the communications, networking and computing markets have created demand for high performance analog products to accurately control, regulate, convert and route voltage and current in electronic systems. The demand for high performance power management circuits has been further fueled by the growth of portable communications and computing devices (e.g. cellular telephones, personal digital assistants ("PDA"), MP3 players and notebook computers). The Company sells a wide range of switching and linear regulators, power switches, voltage supervisors, and thermal management products for these portable devices. Micrel was one of the first companies to offer analog products for the PCMCIA Card and universal serial bus ("USB") market. In additional to USB power switches the Company now offers a family of transceiver products to support USB connectivity from a PC to a USB equipped peripheral at data rates up to 12 Megabits per second.

   The Company also has an extensive power management offering for the networking and communications infrastructure markets including PC servers, network switches and routers, storage area networks and wireless base stations. This offering includes a new family of switching regulators for point of load applications in distributed power schemes, and a new family of hot swap power controllers. These hot swap controllers support 24 hours a day, 7 days per week operations by enabling customers to remove and insert printed circuit boards during system operation. Future families of hot swap controllers are being developed to address the higher voltage requirements of the telecommunications market. The Company also offers standard analog products that address other markets, including industrial, defense and automotive electronics.

   In addition to power and thermal management products, Micrel also offers two families of highly integrated radio frequency ("RF") products. Micrel's QwikRadio(R) devices enable customers to develop wireless control systems significantly improving the consumer experience of their products. Applications for the QwikRadio(R) products include remote keyless entry for automobiles, garage door openers and remote controls. Micrel's RadioWire(R) transceivers provide frequency hopping capability to extend the range and improve the integrity of the data link. RadioWire(R) devices are often used to replace wires in applications including remote metering, security systems and factory automation. On March 3, 2004, Micrel completed the acquisition of BlueChip Communications AS, a fabless semiconductor company that designs, develops and markets high performance RF integrated circuits. This acquisition further enhances Micrel's ability to address the needs of the low power RF market through additional design, applications and technical marketing resources.

   The Company's high bandwidth communications circuits are used primarily for enterprise switch networks, storage area networks, and metropolitan area networks. With form factor and size reductions critical to the continued growth of this technology, Micrel has utilized its own process technology and innovative packaging to address these challenges. For example, Micrel provides a complete chipset solution for fiber optic module transceivers supporting data rates up to 10 Gigabits per second (OC-192). In 2002, Micrel introduced the first integrated controller solution supporting the new digital diagnostic standard for optical transceivers to improve system reliability and networking support costs. The MIC3000 controller replaces 4-5 ICs in the current solution with a 75% reduction in size.

   In May 2001, Micrel completed its acquisition of Kendin Communications, Inc. ("Kendin"), a privately held fabless semiconductor company that designs, develops and markets high performance ICs for the communications and networking markets. This acquisition enabled Micrel to enter the Ethernet market with a family of Ethernet switch products targeting the small office, home office ("SOHO") and enterprise networking markets. This product portfolio consists of transceiver and switch devices that support various Ethernet protocols supporting communication transmission speeds from 10 Megabits per second to 100 Megabits per second. Micrel's Ethernet operations are currently developing products to serve the Gigabit Ethernet communication protocol.

   In addition to standard analog and mixed signal products, Micrel offers customers various combinations of design, process and foundry services. Through interaction with customers in its custom and foundry business, we have been able to enhance our design and process technology capabilities, which in turn provide engineering and marketing benefits to the Company's standard products business.


Industry Background

   Analog Circuit, Mixed-Signal and Digital ICs Markets

   ICs may be divided into three general categories - digital, analog (also known as "linear") and mixed-signal. Digital circuits, such as memories and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values, "1" or "0." Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition, process, and measure or control real world variables such as current, sound, temperature, pressure or speed. Mixed-signal ICs combine analog and digital functions on one chip.

   Analog circuits are used in virtually every electronic system, and the largest markets for such circuits are computers, telecommunications and data communications, industrial equipment, military, consumer and automotive electronics. Because of their numerous applications, analog circuits have a wide range of operating specifications and functions. For each application, different users may have unique requirements for circuits with specific resolution, linearity, speed, power and signal amplitude capability. Such differentiation results in a high degree of market fragmentation, providing smaller companies an opportunity to compete successfully against larger suppliers in certain market segments.

   Mixed-signal and digital ICs may be divided into six general categories, LSI/MSI logic, data processing, signal processing, memory, FPGA and application specific.

   Mixed-signal and digital ICs are used in computer and communication systems and in industrial products. The primary markets for such circuits are consumer, communications, personal computer systems, and industrial. The primary advantages of the Company's mixed-signal and digital ICs are high speed and low noise.

   As compared with the digital integrated circuit industry, the analog integrated circuit industry has the following important characteristics:

 * Dependence on Individual Design Teams. The design of analog circuits involves the complex and critical placement of various circuits. Analog circuit design has traditionally been highly dependent on the skills and experience of individual design engineers.


 * Interdependence of Design and Process. Analog designers, especially at companies having their own wafer fabrication facility, are able to select from several wafer fabrication processes in order to achieve higher performance and greater functionality from their designs.

 * Longer Product Cycles and More Stable Pricing. Analog circuits generally have longer product cycles as compared to digital circuits.

   Analog, mixed-signal and digital ICs are sold to customers as either standard products or custom products. Standard analog products are available to customers "off-the-shelf" and are often sold in large volumes to a wide variety of customers in different industries. Custom products are designed to an individual customer's specifications.

   Recent Trends in Analog Power Management, Mixed-Signal and Digital ICs

   Most electronic systems utilize analog circuits to perform power management functions ("power analog circuits") such as the control, regulation, conversion and routing of voltages and current. The computer and communications markets have emerged as two of the largest markets for power analog circuits. In particular, the recent growth and proliferation of portable, battery-powered devices, such as cellular telephones, PDAs and notebook computers, continue to increase demand and create new technological challenges for power analog circuits.

   Cellular telephones, which are composed of components and subsystems that utilize several different voltage levels, require multiple power analog circuits to precisely regulate and control voltage. Manufacturers continue to pack more processing power and functionality into smaller form factors placing severe demands on the battery. To maintain or extend talk times, high performance power management products are required. With the introduction of new color displays, "boost" voltage regulators are now required to step up the battery voltage to the higher voltage required to backlight the display with white or blue light emitting diodes ("LEDs"). In 2003 Micrel introduced the MIC2287 and MIC2289 boost converters, designed specifically to address the needs of white LEDs. These two new products from Micrel are smaller and achieve much higher efficiency than competing "charge pump" solutions, extending battery life. Several manufacturers are also adding USB connectivity to their cellular phones to enable efficient downloads from their PCs or PDAs. Micrel offers a family of USB transceivers to support this emerging trend. Another emerging trend is the use of switching regulators to improve efficiency in power hungry devices such as the baseband processor and power amplifier. The resulting need for longer standby and talk times for the cellular handset provides a significant opportunity for the Company's high frequency switching regulators.

   The rapid adoption of the Internet for information exchange, in business and consumer markets, has led to a significant increase in the need for broadband communications technology. In 2003 there was a significant expansion in the number of broadband subscribers for both DSL and cable modem services. The increased bandwidth demand of these users will continue to consume the installed capacity in the metropolitan and wide area networks. The additional demand of new wireless services utilizing the transmission of video will further consume this installed capacity. It is anticipated these trends will continue in 2004. Micrel has maintained a significant investment in its communications products ensuring the Company is positioned with new products to capitalize on future growth in the communications equipment market. The Company has significantly expanded its high-speed interface portfolio of clocking, clock distribution, level translation, and physical media products with the introduction of 31 new products in 2003.

   In the networking market, Ethernet has been widely adopted as a communication standard. Ethernet ports are now being provided on equipment ranging from PCs and PC peripherals such as printers, media converters, set-top boxes, internet protocol ("IP") phones and game consoles. This is driving rapid growth in the SOHO market to connect multiple PCs and peripherals. With its acquisition of Kendin Communications, Micrel entered this market with leadership products and technology. Micrel's networking products transmit, receive and switch data in local area networks utilizing Ethernet data transmission protocols. Micrel offers a broad range of physical layer ("PHY"), media access controllers ("MACs") and switch products for the 10/100 Megabit Ethernet standard.

   With the continued development of the standard to Gigabit and now 10-Gigabit data rates, Ethernet is now starting to challenge the SONET standard in the metropolitan area network. As applications such as Voice Over Internet Protocol ("VOIP"), video conferencing and video multicasting continue to grow in the corporate enterprise, video streaming of movies and online gaming continue to increase over the Internet, and broadband DSL connections continue to grow worldwide, there is an ever increasing demand for more bandwidth. Micrel is positioned with the capabilities to provide the Gigabit and 10-Gigabit Ethernet components that enable these applications. These products are currently in design. There can be no assurance that the Company will successfully bring these products to market.


Micrel's Strategy

   Micrel seeks to capitalize on the growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and manufacturing expertise. The Company also seeks to capitalize on growth opportunities within the communications and networking markets and has successfully acquired companies serving these market segments. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

 * Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 2,000 standard products, with net revenues from standard products generating 90% of the Company's net revenues for the year ended December
31, 2003. Micrel believes that its long-term growth will depend substantially on its ability to increase standard product sales in its existing markets and to penetrate new standard product markets. The
Company, however, will pursue additional custom and foundry business as opportunities arise.

 * Target Power Analog, High-Speed Mixed-signal and Digital Markets. Micrel has leveraged its expertise in power analog circuits by addressing market opportunities in cellular telephones, battery-powered computers and desktop personal computers. A majority of the Company's standard products net revenues for the year ended December 31, 2003 were derived from products relating to power management. Through the acquisitions of Synergy Semiconductor, Altos Semiconductor, Electronic Technology and Kendin, the Company has gained expertise in high-speed, mixed-signal and system-level digital ICs, required to address the wide area, metropolitan area and local area network communication markets as well as increase its penetration of the power and thermal management markets.

 * Maintain Technological Leadership. The Company seeks to utilize its design strengths and its process expertise to enhance what the Company believes are its competitive advantages in linear and switching regulators, USB power switches, hot-swap-power controllers, high-speed interface, and communications devices. The Company's broad portfolio of process technology is a key value proposition to the customer and enables the Company to differentiate its products from the competition. The Company now has its sub-micron CMOS and bipolar processes in production and is currently developing an in-house silicon germanium process. The combination of design expertise and breadth of process technology will enable development of future products with increased functionality.

 * Develop/Acquire New Complementary Businesses. The Company seeks to identify complementary business opportunities building on its core strengths in the analog and mixed signal area. The Company has significantly expanded its product scope through the acquisition of Kendin's high performance transceiver and switch products that address local area network communication applications. The Company has also expanded its product portfolio to include hot swap power controllers, thermal management products and voltage supervisors. On March 3, 2004, Micrel completed the acquisition of BlueChip Communications AS, a fabless semiconductor company that designs, develops and markets high performance RF integrated circuits. These additions enable Micrel to provide a more complete solution to its customers and facilitates the Company's growth.

 * Capitalize on In-house Wafer Fabrication Facility. The Company believes that its in-house six-inch wafer fabrication facility provides a significant competitive advantage because it facilitates close collaboration between design and process engineers in the development of the Company's products.

 * Maintain a Strategic Level of Custom and Foundry Products Revenue. Micrel believes that its custom and foundry products business complements its standard products business by generating a broader revenue base and lowering overall per unit manufacturing costs through greater utilization of its manufacturing facilities. Through interaction with customers, Micrel has been able to enhance its design and process technology capabilities.

Products and Markets

   Overview

   The following table sets forth the net revenues attributable to the Company's two segments, standard products and custom and foundry products expressed in dollars and as a percentage of total net revenues.

Net Revenues by Segment
(Dollars in thousands)
                                                 Years Ended December 31,
                                            ---------------------------------
                                               2003        2002        2001
                                            ---------   ---------   ---------
    Net Revenues:
    Standard Products                       $ 191,134   $ 180,407   $ 183,103
    Custom and Foundry Products                20,592      24,297      34,705
                                            ---------   ---------   ---------
      Total net revenues                    $ 211,726   $ 204,704   $ 217,808
                                            =========   =========   =========
    As a Percentage of Total Net Revenues:
    Standard Products                             90%         88%         84%
    Custom and Foundry Products                   10          12          16
                                            ---------   ---------   ---------
      Total net revenues                         100%        100%        100%
                                            =========   =========   =========

   The Company's products address a wide range of end markets. The following table presents the Company's revenues by end market as a percentage of total net revenues.

                                                 Years Ended December 31,
                                            ---------------------------------
                                               2003        2002        2001
                                            ---------   ---------   ---------
    As a Percentage of Total Net Revenues:
    High-Speed Communications                     24%         27%         32%
    Wireless Handsets                             21          17          15
    Computer                                      29          34          30
    Industrial                                    24          19          20
    Military & Consumer                            2           3           3
                                            ---------   ---------   ---------
      Total net revenues                         100%        100%        100%
                                            =========   =========   =========

   For a discussion of the changes in net revenues from period to period, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


   Standard Products

   In recent years, the Company has directed a majority of its development,

sales and marketing efforts towards standard products in an effort to address the larger markets for these products and to expand its customer base. The Company offers a broad range of high performance analog, mixed signal, and digital ICs that address high growth markets including cellular telephones, portable computers, desktop personal computers, networking and communications. The majority of the Company's revenue is derived from power management standard products that, in addition to the above markets, are also used in the industrial, defense, and automotive electronics markets.

   Portable Battery-Powered Computer Market. The Company makes power analog circuits for notebook computers, pocket PCs, and PDAs. Products in this growing segment are differentiated on the basis of power efficiency, weight, small size and battery life.

   Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel supplies high performance low dropout ("LDO") regulators and higher efficiency switching regulators that convert, regulate, switch and control the DC voltages used in cellular telephones. Micrel's SuperBeta PNP(TM) LDO and CMOS regulators enable cellular telephones to continue to operate effectively until the battery is almost completely exhausted. Micrel products are designed to reduce board space and decrease system cost. The introduction of new, large display technologies to the cellular handset has created a demand for new "boost" converters which provide higher voltages from single cell lithium batteries. This includes products for both electro-luminescent and color LCD displays. In addition, Micrel offers switch mode power supply ("SMPS") regulators that convert AC to useable DC power in battery chargers and cellular base stations.

   Universal Serial Bus Market. USB has become the standard way of connecting computers with computer peripherals. In addition to implementing data communications between the connected devices, USB also provides a power source capable of powering the peripheral. Micrel believes that it is the leader in the design and manufacture of circuits that safely control the delivery of this power source. Micrel also pioneered switch products utilizing the new Advanced Control and Power Interface ("ACPI") standard for lower power consumption. Micrel has also added to its USB product portfolio recently with the introduction of a family of USB transceivers to support connectivity from the PC host to a USB peripheral at data rates up to 12 Megabits per second and is actively developing products to address the new "On the Go" USB standard for peer-to-peer communications.

   PCMCIA Card and Socket Markets. The Personal Computer Memory Card International Association, of which Micrel is a member, has established standards for personal computer cards that are the size of credit cards and for sockets that allow insertion of such cards into personal computers. Micrel believes that it is a leader in the design and manufacture of ICs that enable PC Card sockets to have such compatibility. Micrel is involved in the creation of next generation PC card standards, including Express Card.

   Power Supply Market. Most electronic equipment includes a power supply that converts and regulates the electrical power source into usable current for the equipment. Micrel has several families of high voltage switching controllers for the networking, telecommunications and computing markets. These devices offer high efficiency to minimize power loss through heat and high switching frequencies in a minimal solution size. Applications for these products include DC-DC converter modules, VOIP phones, network switches and routers, wireless base-stations, wireless-access points and PC servers. In addition to SMPS controllers and single chip SMPS regulators, Micrel offers a full line of MOSFET drivers, smart switches, voltage supervisors and LDOs.

   General Purpose Analog. Micrel sells a variety of general purpose analog products including high-speed, low-power operational amplifiers, comparators, fan controllers and intelligent protected power switches. Most of these general purpose devices focus on low-voltage and low-current applications.

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

   Radio Frequency Data Communications. Micrel's QwikRadio(R) family of RF receivers and transmitters are designed for use in any system requiring a cost-effective, low-data-rate wireless link. Typical examples include garage door openers, lighting and fan controls, automotive keyless entry and remote controls. Micrel's RadioWire(R) transceivers provide a higher level of performance for more demanding applications such as remote metering, security systems and factory automation. On March 3, 2004, Micrel completed the acquisition of BlueChip Communications AS, a fabless semiconductor company that designs, develops and markets high performance RF integrated circuits. This acquisition further enhances Micrel's ability to address the needs of the low power RF market through additional design, applications and technical marketing resources.

   Networking and High-Speed Communications Circuits Market. The Company's High Bandwidth division has directed a majority of its development, sales and marketing efforts towards the enterprise networking, storage area networking, and metropolitan area network markets. The group develops and produces communications products targeted at fiber optic modules as well as clock recovery, clock distribution and level translation circuits. During 2003, the Division expanded its high-speed portfolio with the introduction of 31 new products. These products offer the highest signal integrity in the industry to ensure minimal data loss at transmission speeds up to 10 Gigabits per second. Micrel continues to innovate through the addition of novel level translation techniques and the introduction of new data transmission functions.


   Micrel entered the Ethernet networking market with its acquisition of Kendin Communications in May 2001. Micrel's networking products transmit, receive and switch data in local area networks utilizing Ethernet data transmission protocols. Micrel offers a broad range of PHYs, MACs and switch products for the 10/100 Megabit Ethernet standard. The primary applications for the switch products are SOHO computer networks, VOIP phones and media converters, used to convert signals transmitted optically over fiber to standard cable (copper) and vice versa. In 2002 Micrel introduced the KS8695, the world's first integrated SOHO router solution using the ARM 9 processor core. The device is capable of utilizing a broadband connection (cable modem or DSL) to connect up to four PCs with 10/100 Ethernet to realize a home or small business network. Single 10/100 Megabit PHYs are also used in set-top boxes, cable modems, game consoles, printers, copiers and a host of other PC peripherals. This success was followed up in 2003 with the introduction of the KS8695P for use in multimedia 'triple-play' voice, video and data applications and the KS8695PX for use in wireless LAN 802.11g applications.

   The Company's future success will depend in part upon the timely completion, introduction, and market acceptance of new standard products. The standard products business is characterized by generally shorter product lifecycles, greater pricing pressure, larger competitors and more rapid technological change as compared to the Company's custom and foundry products business. Generally, the standard products market is a rapidly changing market where the Company faces the risk that its product offerings can quickly become obsolete. The success of new standard products depends on a variety of factors, including product selection, successful and timely completion of product development, achievement of acceptable manufacturing yields by the Company's foundry and the Company's ability to offer products at competitive prices.

   Micrel's new products are generally incorporated into a customer's products or systems at the design stage. The value of any design win largely depends upon the commercial success of the customer's product and the extent to which the design of the customer's electronic system accommodates incorporation of components manufactured by the Company's competitors. In addition, products or systems may be subsequently redesigned so that they no longer require the Company's products. No assurance can be given that the Company will achieve design wins or that any design win will result in future revenues. The failure of the Company to achieve design wins would materially and adversely affect the Company's financial condition, results of operations and cash flows.


   Custom and Foundry Products

   Micrel offers various combinations of design, process and foundry services in order to provide customers with the following alternatives:

   Full Service Custom. Based on a customer's specification, Micrel designs and then manufactures ICs.

   Custom and Semicustom. Based on a customer's high level or partial circuit design, Micrel uses varying combinations of its design and process technologies to complete the design and then manufactures ICs for the customer.

   R&D Foundry. Micrel modifies a process or develops a new process for a customer. Using that process and mask sets provided by the customer, Micrel manufactures fabricated wafers for the customer.

   Foundry. Micrel duplicates a customer's process to manufacture fabricated wafers designed by the customer.

   Micrel's full service custom, custom and semicustom products primarily address high bandwidth communications, consumer, automotive and military applications and use both analog and digital technologies. Military applications include communications and transport aircraft.


Sales, Distribution and Marketing

   The Company sells its products through a worldwide network of independent sales representative and distributor firms and through a direct sales staff.

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

   Sales to customers in North America, Asia and Europe accounted for 30%, 60% and 10% respectively, of the Company's net revenues for the year ended December 31, 2003 compared to 31%, 60% and 9%, respectively, of the Company's net revenues for the year ended December 31, 2002 and 39%, 50% and 11%, respectively, of the Company's net revenues for 2001. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, are included in Note 12 of Notes to Consolidated Financial Statements.

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


Customers

   For the year ended December 31, 2003, two customers, a worldwide distributor and an Asian based stocking representative, each accounted for 13% of the Company's net revenues. For the years ended December 31, 2002 and 2001 the same Asian based stocking representative, accounted for 13% and 11% of the Company's net revenues, respectively.

Design and Process Technology

   Micrel's analog proprietary design technology depends on the skills of its analog design team. The Company has experienced analog design engineers who utilize an extensive macro library of analog and mixed-signal circuits and computer simulation models.

   Micrel can produce ICs using a variety of manufacturing processes, some of which are proprietary and provide enhanced product features. Designers at companies that do not have in-house fabs or have a limited selection of available processes often have to compromise design methodology in order to match process parameters.

   Micrel produces high-speed communication transceivers, clock generation/distribution circuits and clock recovery circuits as well as high-speed logic using the Company's proprietary All Spacer Separated Element Transistor ("ASSET") process.

   The Company utilizes the following process technologies:

 * Bipolar - Bipolar technology is one of the oldest technologies. It is utilized where precision analog elements are required.

 * High Speed Bipolar - This is a variation of bipolar technology that is specially optimized for very fast transistors and is used where high-speed switching or signal conditioning is required.

 * SuperBeta PNP(TM) - The Company's proprietary SuperBeta PNP(TM) process technology allows power transistors to be driven with much lower current as compared to conventional PNP bipolar technology, which gives such transistors a competitive advantage.

 * CMOS - CMOS is the technology most widely used in digital applications. It has the advantages of low power consumption and high packing density.

 * BiCMOS - Bipolar/CMOS ("BiCMOS") merges the Bipolar and CMOS technologies and offers the benefits of both technologies. This process, however, adds more expense to a product.

 * BCD - Bipolar/CMOS/DMOS ("BCD") merges three technologies, Bipolar, CMOS and DMOS. DMOS is best suited for handling high current and is used in the output section of the circuit. BCD combines the high speed, ruggedness and power of DMOS and the benefits of BiCMOS.

 * ASSET - ASSET technology is the Company's proprietary high-speed bipolar process developed by the Company's High Bandwidth division. This technology allows high speed with low jitter and is ideally suited for high-speed mixed-signal designs.

 * Silicon Germanium - Silicon Germanium ("SiGe") allows even higher speed with lower power than Micrel's high-speed Bipolar process, and it is ideal for 10Gbps communications.

   The Company continues to develop each of these technologies to improve both the performance and cost of its new products. Micrel is also developing new process technologies to support its own product development and the needs of its foundry customers.

   The Company utilizes third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2003, 9% of Micrel's wafer requirements were fabricated at third-party foundry suppliers, which includes all of Micrel's Ethernet networking products.


Research and Development

   The ability of the Company to compete will substantially depend on its ability to define, design, develop and introduce on a timely basis new products offering design or technology innovations. Research and development in the analog and mixed-signal integrated circuit industry is characterized primarily by circuit design and product engineering that enables new functionality or improved performance. Research and development in the high-speed communications circuit industry is characterized primarily by innovative process technologies, novel design techniques and high-speed test methodology. The Company's research and development efforts are also directed at its process technologies and focus on cost reductions to existing manufacturing processes and the development of new process capabilities to manufacture new products and add new features to existing products. With respect to more established products, the Company's research and development efforts also include product redesign, shrinkage of device size and the reduction of mask steps in order to improve die yields per wafer and reduce per device costs.

   The Company's analog design engineers principally focus on developing next generation standard products. The Company's new product development strategy emphasizes a broad line of standard products that are based on customer input and requests. The Company often develops new standard analog products with the cooperation of customers in order to better ensure market acceptance. The Company is currently developing products to expand its line of USB switches, SMPS regulators, LDOs, hot swap controllers, voltage supervisors, MOSFET drivers and RF transmitters, receivers and transceivers.

   The Company's mixed-signal design engineers principally focus in two areas. The first is high-speed, low-noise media driving and clock/data recovery devices used in communication and advanced computer systems. New product development in this area includes high-speed Current Mode Logic ("CML") for optical networking, high-speed, precision timing devices for next generation servers and enterprise networking, fiber optic module components for 1.25, 2.5 and 10Gbps optical networking, and communications transceivers for OC-12, OC-48 and 10-Gigabit Ethernet applications. The second area of focus is Ethernet based local area network devices. New product development in this area includes three and five port switches for the SOHO market, switch products for IP telephony, and switch products for business enterprises. The Company has also developed a media access controller for the Gigabit Ethernet market and has transceiver and switch products for Gigabit Ethernet applications in development.

   In 2003, 2002, and 2001 the Company spent $47.0 million $53.3 million, and $51.3 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities. The Company is currently developing, and may in the future develop, certain types of standard products with which the Company has only limited experience. Certain of these new standard products will be targeted at emerging market segments in which the Company has not previously participated. Additionally, there can be no assurance that the Company will be able to identify new standard product opportunities successfully and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others.

Patents and Intellectual Property Protection

   The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide competitive advantage to the Company. The Company currently holds 93 United States patents on semiconductor devices and methods, with various expiration dates through 2020. The Company has applications for 80 United States patents pending. The Company holds 50 issued foreign patents and has applications for 9 foreign patents pending. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will issue or will be issued with the scope of the claims sought by the Company.

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


Supply of Materials and Purchased Components

   Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for the Company's Ethernet products is currently dependent upon a single large third-party wafer foundry supplier. Although the Company seeks to reduce its dependence on its sole and limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have an adverse effect on the Company's financial condition, results of operations, or cash flows. The Company has rarely experienced delays in obtaining raw materials which have adversely affected production.


Manufacturing

    The Company produces the majority of its wafers at the Company's wafer fabrication facility located in San Jose, California while a small percentage of wafer fabrication is subcontracted to outside foundries, including 100% of Micrel's Ethernet product wafer requirements. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 28,000 square foot clean room facility, which provides production processes. The San Jose facility is classified as a Class 10 facility, which means that the facility achieves a clean room level of fewer than 10 foreign particles larger than 0.5 microns in size in each cubic foot of space. The facility uses six-inch wafer technology. The Company also owns approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility.

   The fabrication of ICs is a highly complex and precise process. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failure, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. There can be no assurance that the Company in general will be able to maintain acceptable manufacturing yields in the future.

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


Competition

   The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the market for standard products include product features, performance, price, the timing of product introductions, the emergence of new technological standards, quality and customer support. The Company believes that it competes favorably in all of these areas.

   Because the standard products market for analog ICs is diverse and highly fragmented, the Company encounters different competitors in its various market areas. The Company's principal analog circuit competitors include Linear Technology Corporation, Maxim Integrated Products, Inc., and National Semiconductor Corp. in one or more of its product areas. Other competitors include Texas Instruments, Motorola, Fairchild Semiconductor, Semtech and On Semiconductor. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company's principal competitors for products targeted at the high bandwidth communications market are On Semiconductor, Applied Micro Circuits Corp., Maxim Integrated Products, Inc., Vitesse Semiconductor Corp., Integrated Circuit Systems, and Mindspeed. The primary competitors for Micrel's Ethernet products are Broadcom Corp., Marvell Technology Group Ltd. and a number of Taiwanese companies.

   With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products and price. The Company believes that it competes favorably in all these areas.


Backlog

   At December 31, 2003, the Company's backlog was approximately $40 million, all of which was scheduled to be shipped during the first six months of 2004. At December 31, 2002, the Company's backlog was approximately $27 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to United States, Canadian and certain other international distributors who receive significant return rights and price adjustments from the Company are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

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


Employees

   As of December 31, 2003, the Company had 779 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

   The majority of the Company's manufacturing operations are located in San Jose, California in a 57,000 square foot facility and an adjacent 63,000 square foot facility which are owned by the Company. The Company fabricates the majority of its wafers at this location in a 28,000 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, the Company also uses this location as a testing facility. The Company's main executive, administrative, and technical offices are located in another 57,000 square foot facility in San Jose, California under a lease agreement that expires in April 2011.

   Associated with the acquisition of ETC, the company owns a 12,175 square foot design facility in Huxley, Iowa.

   The Company also leases small sales and technical facilities located in Medford, NJ; Coppell, TX; Seattle, WA; Irvine, CA; Raleigh, NC; Seoul, Korea; Taipei, Taiwan; Shenzhen, P.R. China; Tokyo, Japan; Newbury, U.K.; Livingston, Scotland; Frankfurt, Germany and Courtaboeuf Cedex, France.

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

   On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company on a motion, finding the patent to be invalid under the "on sale bar" defense as the plaintiff had placed ICs containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. Linear appealed the trial Court's decision to the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. On December 28, 2001, the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. After the Company's Petition for Rehearing En Banc by the Court of Appeal was denied, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States, which Linear opposed. On May 19, 2003, the Supreme Court denied the Petition for Writ of Certiorari. The District Court subsequently determined a schedule for further discovery and hearing matters before the Court. A claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. Furthermore, the parties have attended two settlement conferences before the District Court. The Company intends to continue to defend itself against the claims alleged in this litigation.

   On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. The Company intends to vigorously defend itself against these counterclaims. The case is currently in the motion and discovery phase.

   On April 21, 2003, the Company filed a complaint against its former principal accountants Deloitte & Touche LLP ("Deloitte") entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte. In this lawsuit, Micrel is alleging that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made certain false representations upon which Micrel justifiably relied. As a direct result of

Deloitte's actions, Micrel alleges damages including: expenses incurred in the form of payments to various professionals to address the impact on Micrel's financial statements and other effects of the wrongful conduct; loss of cash as well as equity from stock options; additional charges to earnings that Micrel would not incur but for the wrongful advice; additional potential liability for taxes; potential liability for tax penalties; and the harm to Micrel in both financial and semiconductor markets resulting in loss of overall value of the company as a whole. Deloitte has denied all allegations in the complaint. The complaint seeks compensatory damages, costs of suit and such other relief that the court may deem just and proper. The case is currently in the discovery phase.

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

   Certain additional claims and lawsuits have been filed by or have arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operation or cash flows.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In the fourth quarter of 2003, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

   The Company's Common Stock is listed on the Nasdaq National Market under the Symbol "MCRL." The range of daily closing sales prices per share for the Company's Common Stock from January 1, 2002 to December 31, 2003 was:


    Year Ended December 31, 2003:                 High         Low
                                                -------      -------
    Fourth quarter                              $ 18.02      $ 12.75
    Third quarter                               $ 14.44      $  9.54
    Second quarter                              $ 12.55      $  8.06
    First quarter                               $ 11.12      $  8.02

    Year Ended December 31, 2002:                 High         Low
                                                -------      -------
    Fourth quarter                              $ 12.60      $  4.57
    Third quarter                               $ 15.19      $  5.38
    Second quarter                              $ 25.65      $ 13.83
    First quarter                               $ 29.52      $ 18.95

   The reported last sale price of the Company's Common Stock on the Nasdaq National Market on December 31, 2003 was $15.56. The approximate number of holders of record of the shares of the Company's Common Stock was 560 as of March 1, 2004. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of March 1, 2004 was approximately 7,000.

   The Company has authorized Common Stock, no par value and Preferred Stock, no par value. The Company has not issued any Preferred Stock.


Dividend Policy

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

                                          Years Ended December 31,
                              ------------------------------------------------
                                2003      2002      2001      2000      1999
                              --------  --------  --------  --------  --------
                                  (in thousands, except per share amounts)
Income Statement Data:
Net revenues                  $211,726  $204,704  $217,808  $346,335  $200,016
Cost of revenues*              128,007   139,554   126,242   149,083    89,572
                              --------  --------  --------  --------  --------
    Gross profit                83,719    65,150    91,566   197,252   110,444
                              --------  --------  --------  --------  --------
Operating expenses:
  Research and development      46,953    53,308    51,306    42,201    29,563
  Selling, general and
   administrative               28,987    32,160    32,862    45,319    29,399
  Amortization of deferred
   stock compensation*           3,034    22,535     9,572     6,060     2,109
  Manufacturing facility
   impairment                     (624)   23,357        -         -         -
  Restructuring expense            286     5,536        -         -         -
  Acquisition expenses*             -         -      8,894        -         -
  Purchased in-process
   technology                       -         -         -         -        603
                              --------  --------  --------  --------  --------
    Total operating expenses    78,636   136,896   102,634    93,580    61,674
                              --------  --------  --------  --------  --------
Income (loss) from operations    5,083   (71,746)  (11,068)  103,672    48,770
Other income, net                  619     1,056     6,086     4,739       692
                              --------  --------  --------  --------  --------
Income (loss) before
 income taxes                    5,702   (70,690)   (4,982)  108,411    49,462
Provision (benefit) for
 income taxes                      855   (29,690)   (5,534)   35,104    16,019
                              --------  --------  --------  --------  --------
    Net income (loss)         $  4,847  $(41,000) $    552  $ 73,307  $ 33,443
                              ========  ========  ========  ========  ========

Net income (loss) per share:
  Basic                       $   0.05  $  (0.44) $   0.01  $   0.82  $   0.39
                              ========  ========  ========  ========  ========
  Diluted                     $   0.05  $  (0.44) $   0.01  $   0.75  $   0.36
                              ========  ========  ========  ========  ========
Shares used in computing per
 share amounts:
  Basic                         92,215    92,600    91,888    89,242    85,762
                              ========  ========  ========  ========  ========
  Diluted                       93,786    92,600    98,092    98,186    92,906
                              ========  ========  ========  ========  ========

*Amortization of deferred
 stock compensation related to:
    Cost of revenues          $  1,104  $  7,354  $  3,141  $  2,202  $    926
                              ========  ========  ========  ========  ========
    Operating expenses:
     Research and development $  1,604  $ 11,430  $  5,047  $  3,347  $  1,444
     Selling, general and
      administrative             1,430    11,105     4,525     2,713       665
                              --------  --------  --------  --------  --------
     Amortization of deferred
      stock compensation         3,034    22,535     9,572     6,060     2,109
     Acquisition expenses           -         -      2,007        -         -
                              --------  --------  --------  --------  --------
     Total operating expenses $  3,034  $ 22,535  $ 11,579  $  6,060  $  2,109
                              ========  ========  ========  ========  ========

                                                December 31,
                              ------------------------------------------------
                                2003      2002      2001      2000      1999
                              --------  --------  --------  --------  --------
                                                (in thousands)
Balance Sheet Data:
Working capital               $195,026  $182,155  $196,940  $172,768  $ 91,629
Total assets                   337,439   330,675   354,813   359,748   214,171
Long-term debt and other

 obligations                     8,179    19,237     5,200     9,211    10,648
Total shareholders' equity     283,609   273,619   313,330   281,835   157,258

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

   Rapid growth in dollar shipments of semiconductors of 38% in 2000 was followed by the most severe downturn in the history of the semiconductor industry in 2001. Customer demand for the Company's products declined sharply in 2001 as customers reacted to the economic recession in the United States and high inventory levels of semiconductor components by reducing order rates. The resulting environment, which continued from the beginning of 2001 through the second quarter of 2003, was characterized by reduced demand for the Company's products, especially from customers serving the high speed communications market, and by poor visibility into future customer demand. The Company's gross profit and net income declined in 2001 and 2002 due to lower unit volume, declining selling prices for the Company's products and an increased level of unabsorbed fixed costs due to lower utilization levels of the Company's wafer fabrication lines. In response to this environment, the Company focused on reducing costs in 2001, 2002 and 2003.

   The Company's objective was to align its cost structure with the reduced revenue levels while retaining sufficient manufacturing capacity, and sustaining a level of research and development investment that should facilitate future growth. In addition to reducing discretionary spending and payroll costs, the Company sought to significantly reduce its manufacturing costs. One of the Company's most significant cost reduction actions was the consolidation of its Santa Clara, California wafer fabrication operation into its San Jose, California wafer fabrication facility. This action commenced in 2002 and was completed in 2003. By the end of 2003, the Company's manufacturing cost reduction efforts had offset a substantial portion of the erosion in gross profit resulting from the decline in average selling prices (see the discussion regarding gross margin). The Company continued to invest in research and development at a rate in excess of 20% of revenues while selling, general and administrative spending was reduced to a level in 2003 which approached 1999 spending. Throughout the 2001 to 2003 period the Company continued to generate positive cash flows from operations.

   As a result of its cost reduction actions, the Company returned to profitability in 2003 after recording a loss on an annual basis for the first time in its history in 2002 primarily due to the effect of charges related to the manufacturing consolidation and from the one time acceleration of stock compensation expense due to the Company's stock option exchange offer. The first half of 2003 was characterized by the continuation of limited visibility into, and uncertainty of, customer demand. The uncertainty of demand was compounded in the first half of 2003 by events such as the war in Iraq and the outbreak of severe acute respiratory syndrome in Asia ("SARS"). The Company's quarterly revenues remained relatively flat, averaging $50 million per quarter for the first half of 2003. The Company recorded a small net loss for this period. In the second half of 2003, customer demand increased as the United States' and Asian economies began to grow more rapidly. The Company's new order rates, or bookings, grew faster than revenue in the third and fourth quarter of 2003, resulting in sequential growth in both revenues and order backlog. The growth in new orders and revenues in the second half of 2003 was driven by demand for the Company's standard products from customers serving the communications, computing, industrial and wireless handset end markets. Gross margins and net income increased in the second half of 2003.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   The Company derives a substantial portion of its net revenues from standard products. For 2003, 2002 and 2001 the Company's standard products sales accounted for 90%, 88%, and 84%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.


Critical Accounting Policies and Estimates

   The financial statements included in this Form 10-K and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements. The Company considers certain accounting policies related to revenue recognition, inventory valuation, income taxes, and litigation to be critical to the fair presentation of its financial statements.

   Revenue Recognition and Receivables. Micrel generates revenue by selling products to original equipment manufacturers ("OEM"s), distributors and stocking representatives. Stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer. The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

   Micrel allows certain distributors, primarily located in North America and Europe, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. Micrel defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these distributors until they have resold the Company's products to their customers. Sales to OEM customers and stocking representatives, primarily located in Asia, which have limited return rights and pricing adjustments, are recognized upon shipment and a related returns allowance is established based upon historical return rates. The Company's total allowance for returns was $2.7 million and $2.9 million as of December 31, 2003 and 2002, respectively. Actual future returns could be different than the returns allowance established.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   The Company also maintains an allowance for doubtful accounts for estimated uncollectible accounts receivables. This estimate is based on an analysis of specific customer creditworthiness and historical bad debts experience. The Company's total allowance for doubtful accounts was $180,000 and $421,000 as of December 31, 2003 and 2002, respectively. Actual future uncollectible amounts could exceed the doubtful accounts allowance established.

   Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records adjustments to write down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and SEC Staff Accounting Bulletin 100 "Restructuring and Impairment Charges."

   Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net deferred tax assets of $36.8 million as of December 31, 2003, as compared to $40.4 million as of December 31, 2002. The reduction in deferred assets resulted primarily from the reversal of temporary timing differences associated with the closure of the Company's Santa Clara, CA wafer fabrication facility during 2003.

   The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of December 31, 2003, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

   In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

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

                                                        Years Ended
                                                        December 31,
                                                 ----------------------------
                                                   2003      2002      2001
                                                 --------  --------  --------
Net revenues                                        100.0%    100.0%    100.0%
Cost of revenues                                     60.5      68.2      58.0
                                                 --------  --------  --------
  Gross profit                                       39.5      31.8      42.0
                                                 --------  --------  --------
Operating expenses:
  Research and development                           22.2      26.0      23.6
  Selling, general and administrative                13.7      15.7      15.1
  Amortization of deferred stock compensation         1.4      11.0       4.4
  Manufacturing facility impairment                  (0.3)     11.4         -
  Restructuring expense                               0.1       2.7         -
  Acquisition expenses                                  -         -       4.0
                                                 --------  --------  --------
    Total operating expenses                         37.1      66.8      47.1
                                                 --------  --------  --------
Income (loss) from operations                         2.4     (35.0)     (5.1)
Other income, net                                     0.3       0.5       2.8
                                                 --------  --------  --------
Income (loss) before income taxes                     2.7     (34.5)     (2.3)
Provision (benefit) for income taxes                  0.4     (14.5)     (2.6)
                                                 --------  --------  --------
Net income                                            2.3%    (20.0)%     0.3%
                                                 ========  ========  ========

   Net Revenues. Net revenues increased 3% to $211.7 million for the year ended December 31, 2003 from $204.7 million in 2002 primarily due to increased standard product revenues, which were partially offset by decreased custom and foundry revenues.

   Standard product revenues increased 6% to $191.1 million, which represented 90% of net revenues for the year ended December 31, 2003, compared to $180.4 million and 88% of net revenues for 2002. This increase resulted primarily from increased unit shipments of industrial, telecommunications, computer and communications products, which was partially offset by decreased average selling prices across all significant standard product lines.

   Custom and foundry revenues decreased 15% to $20.6 million, which represented 10% of net revenues for the year ended December 31, 2003, compared to $24.3 million and 12% of net revenues for 2002. Such decreases were due primarily to decreased unit shipments of foundry products. Demand from the Company's largest foundry customer declined during 2003 and the Company expects that foundry revenues will decrease in 2004.

   Customer demand for semiconductors can change quickly and unexpectedly. As a result of the slowing global economy, a rapid build-up of semiconductor inventories in global sales channels occurred during 2001, causing lead times for components to fall precipitously. Although it is generally believed that industry wide channel inventories have decreased substantially since 2001, the short lead time environment has continued from the middle of 2001 through the end of 2003 as a result of underutilization of manufacturing capacity and relatively high levels of work-in-process inventories within the semiconductor

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



industry. For over two years, customers have perceived that semiconductor components have been readily available and have ordered only for their short-term needs, resulting in historically low order backlog levels. The Company's revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company's lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. The Company averaged approximately 55% turns fill during 2003. The Company believes the current high turns fill requirements and pricing pressure will continue until lead times substantially increase and order backlogs grow. The Company experienced an increase in order rates and backlog in the second half of 2003, indicating that demand for semiconductors may be increasing and that customers may be becoming more concerned about product availability. When lead times, order backlog and industry-wide capacity utilization increase, as they did at the end of 2003, the semiconductor industry historically has experienced four to six quarters of growth. However, the sustainability of improved customer demand is uncertain and highly dependent on economic conditions. The high turns fill requirement together with the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require the Company to continue to carry higher levels of inventory.

   For the year ended December 31, 2002, net revenues decreased 6% to $204.7 from $217.8 million in 2001 primarily due to lower custom and foundry revenues and, to a lesser extent, lower standard product revenues. Standard product revenues decreased 1% to $180.4 million, which represented 88% of net revenues for the year ended December 31, 2002, compared to $183.1 million and 84% of net revenues for 2001. This decrease resulted primarily from decreased average selling prices across all product lines combined with decreased unit shipments of high bandwidth communications products, which were partially offset by increased unit shipments of telecommunications, computer and industrial and Ethernet communications products. Custom and foundry revenues decreased 30% to $24.3 million, which represented 12% of net revenues for the year ended

December 31, 2002, compared to $34.7 million and 16% of net revenues for 2001. Such decreases were due primarily to decreased unit shipments of foundry products.

   International sales represented 70%, 69%, and 61% of net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. On a dollar basis, international sales increased 4% to $147.8 million for the year ended
December 31, 2003 from $142.0 million for the comparable period in 2002. The dollar increase in international sales resulted primarily from increased shipments of telecommunications, personal computer and Ethernet communications products, primarily in Asia, which were partially offset by decreased average selling prices.

   The trend for the Company's customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves except by price. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company's products in the future.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin increased to 40% for the year ended December 31, 2003 from 32% for the year ended December 31, 2002. The increase in gross margin primarily reflected decreased wafer fabrication costs resulting from the Company's wafer fabrication consolidation plan (see Note 13 of Notes to Consolidated Financial Statements), lower costs for external assembly and test manufacturing services and lower amortization of deferred stock compensation costs (see discussion of "Amortization of Deferred Stock Compensation" below), which were partially offset by a reduction in average selling prices as compared to the same periods in 2002.

   For the year ended December 31, 2002, the Company's gross margin decreased to 32% from 42% for the year ended December 31, 2001. The decrease in gross margin primarily reflected decreased average selling prices, a greater sales mix of lower margin products and decreased capacity utilization as compared to the same periods in 2001.

   After recording a gross margin of 57% in 2000, the Company has experienced lower gross margins over the past three years. As the Company grew rapidly in 1999 and 2000, its capital expenditures increased to keep pace with customer demand. When demand for the Company's products fell sharply beginning in 2001, the increased depreciation from the fixed asset expansion caused depreciation and other fixed manufacturing costs to increase as a percent of revenues causing gross margins to decline. Gross margins were also unfavorably affected by the sizeable decline in sales of the Company's high bandwidth products concurrent with the downturn in the semiconductor industry. These products typically have higher average product margins than the rest of the Company's product portfolio. The excess channel inventory and reduced demand environment in 2001 and 2002 resulted in pricing pressure on virtually all products sold by semiconductor manufacturers. The Company experienced price declines for its products during this period and has reduced its manufacturing costs in response to lower market prices. The average selling price for the Company's standard products declined by approximately 53% from 2000 to 2003, while the gross profit margin declined by 17% from 57% to 40%, highlighting the magnitude of the overall cost reductions that have been achieved over the past three years. While the company was able to significantly reduce its costs over the past three years, the reductions were not sufficient to fully offset the decline in average selling prices.

   If the global economy continues to expand, resulting in continued increases in demand for the Company's products, the Company believes that gross margin should increase in future periods. The Company currently has the ability to increase manufacturing output in response to higher customer demand. Should this occur, the Company's fixed cost will be spread over a larger sales volume which should result in a higher gross margin.

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

   As a percentage of net revenues, research and development expenses represented 22% and 26% for the years ended December 31, 2003 and 2002, respectively. On a dollar basis, research and development expenses decreased $6.4 million or 12% to $47.0 million for the year ended December 31, 2003 from $53.3 million in 2002. The decrease was primarily due to decreased prototype fabrication costs combined with reduced staffing costs and reduced mask costs.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



   For the years ended December 31, 2002 and 2001, research and development expenses represented 26% and 24% of net revenues, respectively. On a dollar basis, research and development expenses increased $2.0 million or 4% to $53.3 million for the year ended December 31, 2002 from $51.3 million in 2001. The increase was primarily due to increased prototype fabrication and new process development costs.

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 14% and 16% for the years ended December 31, 2003 and 2002, respectively. On a dollar basis, selling, general and administrative expenses decreased $3.2 million or 10% to $29.0 million for the year ended December 31, 2003 from $32.2 million for the comparable period in 2002. The decrease was principally attributable to decreased outside legal costs combined with decreased advertising expenses.

   For the years ended December 31, 2002 and 2001, selling, general and administrative expenses represented 16% and 15% of net revenues, respectively. On a dollar basis, selling, general and administrative expenses decreased $700,000 or 2% to $32.2 million for the year ended December 31, 2002 from $32.9 million for the comparable period in 2001. The decrease was principally attributable to decreased sales commissions and decreased staffing expenses, which were partially offset by increased legal costs.

   Amortization of Deferred Stock Compensation. For the year ended December 31, 2003, total amortization of deferred stock compensation was $4.1 million compared to $29.9 million in 2002. This decrease resulted primarily from $17.1 million in accelerated amortization in 2002 which resulted from options cancelled pursuant to an employee option exchange program (see Note 7 of Notes to Consolidated Financial Statements).

   Manufacturing Facility Impairment and Restructuring Expense. In September 2002, the Company approved a plan to close its Santa Clara, CA wafer fabrication facility to reduce costs and improve operating efficiencies. Associated with the facility closure, the Company accrued $5.5 million in estimated restructuring expenses primarily for equipment disposal costs of $1.0 million and $4.5 million for contractual building lease costs, less estimated sublease income, that will provide no future benefit.

   During 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, CA facilities. During 2003, the Company paid $1.3 million in restructuring costs that reduced the previous restructuring accrual and recorded an additional $286,000 in net restructuring accrual adjustments which were charged to restructuring expense in 2003. As of December 31, 2003, the remaining restructuring accrual was $4.5 million (see Note 13 of Notes to Consolidated Financial Statements). Actual future costs or sublease income may be different than these estimates and would require an adjustment to restructuring expense in the period such determination is made.

   Also related to the facility closure, in September 2002, the Company recorded a $23.4 million impairment of long-lived assets to reduce the net book value of the facility's leasehold improvements and equipment to fair value. The fair value was based on a third-party estimate of the current net sales value. During 2003, the Company sold previously impaired equipment resulting in a $624,000 gain which has been recorded as a credit to the manufacturing facility impairment expense.

   Acquisition Expenses. Acquisition expenses for the year ended December 31, 2001, reflect $6.9 million in direct transaction costs and $2.0 million in stock compensation costs related to the acquisition of Kendin.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



   Other Income, Net. Other income, net reflects interest income from investments in short-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes. Other income, net decreased by $437,000 to $619,000 in 2003 from $1.1 million in 2002. The decrease was primarily due to decreased rates of return on cash, cash equivalents and short-term investments as compared to the prior year. In addition, the 2002 results included a $947,000 expense for the settlement of a patent dispute and a credit of $490,000 in other income.

   For the year ended December 31, 2002, other income, net decreased by $5.0 million to $1.1 million in 2002 from $6.1 million in 2001. The decrease was primarily due to decreased rates of return on cash, cash equivalents and short-term investments combined with an expense in 2002 of $947,000 for the settlement of a patent dispute, partially offset by $490,000 in other income.

   Provision (benefit) for Income Taxes. For the year ended December 31, 2003, the provision for income taxes was $855,000 or 15% of income before taxes. The 2003 provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes, state research and development credits, and state manufacturing credits. For the years ended December 31, 2002 and 2001, the provision for taxes on income was 42% and 111% of loss before taxes, respectively. The 2002 and 2001 income tax provisions differ from taxes computed at the federal statutory rate due to the effect of state taxes offset by the benefits federal and state research and development credits, and state manufacturing credits.


Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2003, consisted of cash and short-term investments of $140 million and a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at December 31, 2003 and there were $550,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.0% at December 31, 2003), or the bank's revolving offshore rate, which approximates LIBOR (1.15% at December 31, 2003) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 2003.

   In September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.0% at December 31, 2003), or adjustable monthly LIBOR (1.15% at December 31, 2003) plus 1.5%. The principal balance of the loan shall be paid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance, with no early payment penalty. In December 2003, the company repaid $7.0 million of the loan, resulting in a remaining loan balance of $3.5 million at December 31, 2003. The mortgage agreement contains certain restrictive covenants with which the Company was in compliance at December 31, 2003.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



   The Company generated $50.7 million in cash flows from operating activities for the year ended December 31, 2003 compared to $28.7 million for the year ended December 31, 2002. The $22.0 million increase in cash flows provided by operating activities in 2003 compared with 2002 was primarily due to a $11.0 million increase to net income adjusted for non-cash activities ($4.8 million net income plus $35.9 million in non-cash activities in 2003 compared to a $41.0 million net loss plus $70.8 million in non-cash activities in 2002) combined with $12.5 million cash flow increase due to reduced inventory levels in 2003 as compared to 2002 (2003 inventory decrease provided $8.4 million in cash flow as compared to a use of cash in 2002 by an inventory increase of $4.1 million.)

   For the year ended December 31, 2003, cash flows provided by operating activities of $50.7 million were primarily attributable to net income after adding back non-cash activities of $40.7 million combined with a $8.4 million decrease in inventory, a $2.4 million increase in deferred income, a $4.2 million increase in income taxes payable, which were partially offset by a $3.5 million increase in accounts receivable and $2.0 million decrease in all other accrued liabilities.

   For the year ended December 31, 2002, cash flows provided by operating activities of $ 28.7 million were primarily attributable to net income after adding back non-cash activities. Net income after adding back non-cash activities consisted of a $41.0 million net loss offset by non-cash activities of $70.8 million. Non-cash activities for 2002 included additions of $33.9 million for depreciation and amortization, $29.9 million for stock compensation and $23.4 million for manufacturing facility impairment which were partially offset by a $15.9 increase in net deferred income tax assets.

   The Company's investing activities during the year ended December 31, 2003, used cash of $21.1 million, $7.4 million less than in 2002. This decrease in cash used for investing activities was primarily due to an $18.0 million facility purchase included in 2002, which was partially offset by increased capital expenditures in 2003. Cash used for investing activities during the year ended December 31, 2003 of $21.1 million resulted from net purchases of property, plant and equipment.

   Cash used for investing activities during the year ended December 31, 2002 of $28.5 million resulted primarily from $29.5 in net purchases of property, plant and equipment, which includes $18.0 million for the purchase of the Company's previously leased manufacturing facilities located in San Jose, California, combined with the purchase of $2.1 million in intangible assets, which was partially offset by $3.1 million in sales of short-term investments.

   The Company's financing activities during the year ended December 31, 2003, used cash of $6.9 million as compared to cash used of $13.2 million during the year ended December 31, 2002. This decrease in cash flow used primarily resulted from a decrease in cash used to repurchase shares of the Company's common stock which was partially offset by reduced borrowing.

   Cash used by financing activities during the year ended December 31, 2003 of $6.9 million was the result of $7.9 million in repayments of long-term debt combined with $6.5 million to repurchase 492,450 shares of common stock, which was partially offset by proceeds from the issuance of common stock through employee stock transactions of $7.5 million.

   Cash used by financing activities during the year ended December 31, 2002 of $13.2 million was the result of $29.1 million to repurchase 2,274,300 shares of common stock and $3.8 million in repayments of long-term debt, which was partially offset by proceeds from long-term debt borrowings of $10.7 million related to the purchase of the company's previously leased manufacturing facilities and proceeds from the issuance of common stock through employee stock transactions of $8.9 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



   The Company currently intends to purchase approximately $20 million to $30 million in capital equipment and improvements during the next twelve months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase $25.0 million of its common stock through December 31, 2004. The Company expects that its cash requirements through 2004 will be met by its cash from operations, existing cash balances and short-term investments, and its credit facility. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, and future debt or equity financings as required.


Contractual Obligations and Commitments

   As of December 31, 2003, the Company had the following contractual obligations and commitments (in thousands):

                                           Payments Due By Period
                               ------------------------------------------------
                                        Less than    1-3       4-5      After 5
                                Total     1 Year    Years     Years      Years
                               --------  --------  --------  --------  --------
Long-term debt (see Note 6
 of Notes to Consolidated
 Financial Statements)         $  3,983  $    703  $    405  $  2,875  $     -
Operating leases (see Note 9
 of Notes to Consolidated
 Financial Statements)           12,218     2,557     5,029     2,066     2,566
Other long-term liabilities
 (see Note 14 of Notes to
 Consolidated Financial
 Statements)                      4,000     2,000     2,000        -         -
Open purchase orders             24,845    24,845        -         -         -
                               --------  --------  --------  --------  --------
Total                          $ 45,046  $ 30,105  $  7,434  $  4,941  $  2,566
                               ========  ========  ========  ========  ========

   Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on our contractual commitments.

   Borrowing agreements consisted of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at December 31, 2003 and there were $550,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

   The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

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

   The weakness in the global economy in 2001, 2002, and 2003 has caused the end markets that the Company's customers serve to grow less rapidly, or in some cases, contract. The resulting uncertainty of demand has caused most of the Company's customers to err on the side of caution until they see signs of order strength for their end products. In this environment, customers are not making large purchase commitments, instead, ordering modest quantities to fill known short-term requirements, greatly reducing the Company's visibility into customer demand. As a result, the Company's revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The reduced level of order backlog coupled with the short-term nature of customer demand makes it extremely difficult to predict near term revenues and profits.

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

   Because the standard products market for ICs is diverse and highly fragmented, the Company encounters different competitors in various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. Increased competition could adversely affect the Company's financial condition or results of operations. There can be no assurance that the Company will be able to compete successfully in either the standard products or custom and foundry products business in the future or that competitive pressures will not adversely affect the Company's financial condition, results of operations, or cash flows.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   The trend for the Company's customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure for the Company's products in the future.

   The significant investment in semiconductor manufacturing capacity and the rapid growth of circuit design centers in China may present a competitive threat to established semiconductor companies due to the current low cost of labor and capital in China.

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

   An important part of the Company's strategy is to continue to focus on the market for high-speed communications ICs. If the severe downturn in the telecommunications infrastructure industry continues, resulting in lack of demand for the Company's high bandwidth products, the Company's future revenue growth and profitability could be adversely affected.

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

   The Company currently derives the majority of its product revenues from sales of standard analog and mixed-signal ICs and expects these products to continue to account for the majority of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for standard analog integrated and mixed-signal circuits, such as competition, product performance or technological change, could have a material adverse effect on the Company's business and consolidated results of operations and financial condition.

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

   Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-

party foundries and outside assembly, testing and packaging contractors. As a result, Micrel is subject to the risk that a foundry will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply. Also, there is a risk that a third-party manufacturer will cease production on an older or lower volume process that it uses to produce the Company's products. The Company cannot be certain that its outside manufacturers will continue to devote resources to the production of its products or continue to advance the process design technologies on which the manufacturing of its products are based. Each of these events could increase the Company's costs and harm its ability to deliver its products on time.

The Company's gross margin is dependent upon a number of factors, including the level of capacity utilization.

   Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment would not be fully absorbed, resulting in higher average unit costs and lower profit margins. The level of new customer order rates over the past three years has resulted in lower capacity utilization of the Company's factories as it has attempted to match production with anticipated customer demand. The Company's gross margins have declined as a result of this reduced utilization of production capacity. Increased order rates in the third and fourth quarter of 2003 indicate that demand for the Company's products is beginning to grow. If higher levels of demand continue in 2004 the Company's factory utilization should increase. The Company's ability to improve gross margins as capacity utilization increases will be dependent upon the Company's ability to successfully control expenses and maintain efficiencies as production activities increase. If the recent improvement in customer demand is not sustained, or declines, and production activity is reduced in response to lower demand in the future, gross margins may deteriorate.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The semiconductor industry experiences seasonal fluctuations in demand.

   Customer demand for semiconductor products typically fluctuates based on seasonal patterns. Demand in the third and fourth quarter of the calendar year is typically higher due to the seasonal buying patterns related to the Christmas period. Demand in the first calendar quarter is typically lower due to the post-Christmas decline in consumption. Should actual seasonal demand patterns be different than historical patterns, the Company's revenues and financial results may be adversely affected.

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

The cost reduction actions the Company has initiated may not be sustainable as business improves.

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

    The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. Manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, the Company's ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of ICs is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional.

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

   On January 28, 2002, the Company announced that it would restate its consolidated financial statements for the fiscal years ended December 31, 1998, 1999, and 2000, and the fiscal quarters ended March 31, 2001, June 30, 2001, and September 30, 2001. As a result of this restatement, the Company could become subject to litigation or regulatory proceedings, or both. As of the date hereof, the Company is not aware of any litigation or regulatory action having been commenced against it related to this restatement. However, such litigation or regulatory action could be commenced against the Company in the future and, if so, the Company cannot predict the outcome of any such litigation or regulatory action at this time. However, if an unfavorable result occurred in any such action, the Company's business and financial condition could be harmed.

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

   The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production, alteration of the Company's manufacturing processes or a cessation of operations. In addition, these regulations could restrict the Company's ability to expand its facilities at their present locations or construct or operate a new wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. The Company's failure to appropriately control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities and could have a material adverse effect on its business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 2003, the Company held no short-term investments or had any fixed-rate long-term debt subject to interest rate risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements are set forth on pages 42 through 67, which follow Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The information required by Item 9 of Form 10-K has been previously reported (as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934).

ITEM 9A. CONTROLS AND PROCEDURES

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

     As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures appear to be effective at the reasonable assurance level.

   There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors and officers of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders under the caption "Election of Directors" and "Certain Information with Respect to Executive Officers," respectively, and is incorporated herein by reference.

   The Company has an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and "audit committee financial experts" is incorporated by reference from the Company's Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders under the caption, "Committees and Meetings of the Board of Directors."

   The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's code of ethics is filed as Exhibit 14 to this annual report.


ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED SHAREHOLDER MATTERS

   The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

   The information required by this item is included under the caption "Independent Auditors" in the Company's Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as part of this Report:
        1. Financial Statements. The following financial statements of the Company and the Reports of PricewaterhouseCoopers LLP, Independent Auditors, and Deloitte & Touche LLP, Independent Auditors, are included in this Report on the pages indicated:

                                                                           Page
                                                                           ----
            Report of Independent Auditors                                  42
            Independent Auditors' Report                                    43
            Consolidated Balance Sheets as of December 31, 2003 and 2002    44
            Consolidated Statements of Operations for the Years Ended
             December 31, 2003, 2002 and 2001                               45
            Consolidated Statements of Shareholders' Equity and
             Comprehensive Income for the Years Ended
             December 31, 2003, 2002 and 2001                               46
            Consolidated Statements of Cash Flows for the Years
             Ended December 31, 2003, 2002 and 2001                         47
            Notes to Consolidated Financial Statements                      48

        2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2003, 2002 and 2001, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

            Schedule  Title                                                Page
            --------  -----                                                ----
               II     Valuation and Qualifying Accounts                     68

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

   (b) Reports on Form 8-K. During the quarter ended December 31, 2003, the Company furnished a Current Report on Form 8-K, dated October 22, 2003 announcing its financial results for the third quarter of 2003.


   (c)  Exhibits Pursuant to Item 601 of Regulation S-K. See
        Item 15(a)(3) above.
   (d) Financial Statement Schedules. The financial statement schedule required by this Item is listed under Item 15(a)(2) above.

Report of Independent Auditors


To the Board of Directors and Shareholders of Micrel, Incorporated:


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Micrel Incorporated and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2), for the years ended December 31, 2003 and December 31, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
San Jose, California
March 4, 2004, except for Note 7, as to which the date is as of March 11, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Micrel, Incorporated:

We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows of Micrel, Incorporated and subsidiaries (the "Company") for the year ended December 31, 2001. Our audit included the financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The consolidated financial statements referred to above give retroactive effect to the merger of Micrel, Incorporated and Kendin Communications, Inc. which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements.


Deloitte & Touche LLP

San Jose, California
January 28, 2002

                             MICREL, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2003 AND 2002
                     (In thousands, except share amounts)
______________________________________________________________________________

                                                           2003        2002
                                                        ---------   ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $ 140,059   $ 117,363
  Accounts receivable, less allowances:
   2003, $2,836; 2002, $3,305                              33,084      29,577
  Inventories                                              31,108      39,531
  Prepaid expenses and other                                2,132       2,675

  Deferred income taxes                                    34,294      30,828
                                                        ---------   ---------
    Total current assets                                  240,677     219,974

PROPERTY, PLANT AND EQUIPMENT, NET                         87,993      92,318
INTANGIBLE ASSETS, NET                                      5,771       8,387
DEFERRED INCOME TAXES                                       2,483       9,606
OTHER ASSETS                                                  515         390
                                                        ---------   ---------
TOTAL                                                   $ 337,439   $ 330,675
                                                        =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $  12,897   $  13,026
  Accrued compensation                                      5,240       5,403
  Accrued commissions                                       1,302         945
  Income taxes payable                                      7,627       3,405
  Other accrued liabilities                                 5,610       4,297
  Deferred income on shipments to distributors             12,272       9,832
  Current portion of long-term debt                           703         911
                                                        ---------   ---------
    Total current liabilities                              45,651      37,819

LONG-TERM DEBT                                              3,280      10,983
OTHER LONG-TERM OBLIGATIONS                                 4,310       7,687
DEFERRED RENT                                                 589         567

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value -
 authorized: 5,000,000 shares;
 issued and outstanding: none                                  -           -
Common stock, no par value -
 authorized: 250,000,000 shares;
 issued and outstanding:
 2003 - 92,522,513; 2002 - 92,006,571                     160,015     160,889
Deferred stock compensation                                (3,954)     (9,971)
Accumulated other comprehensive loss                          (25)        (25)
Retained earnings                                         127,573     122,726
                                                        ---------   ---------
    Total shareholders' equity                            283,609     273,619
                                                        ---------   ---------
TOTAL                                                   $ 337,439   $ 330,675
                                                        =========   =========

The accompanying notes are an integral part of these consolidated financial statements

                             MICREL, INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                   (In thousands, except per share amounts)
______________________________________________________________________________

                                                 2003       2002       2001
                                              ---------  ---------  ---------
NET REVENUES                                  $ 211,726  $ 204,704  $ 217,808

COST OF REVENUES*                               128,007    139,554    126,242
                                              ---------  ---------  ---------

GROSS PROFIT                                     83,719     65,150     91,566
                                              ---------  ---------  ---------

OPERATING EXPENSES:
  Research and development                       46,953     53,308     51,306
  Selling, general and administrative            28,987     32,160     32,862
  Amortization of deferred stock compensation*    3,034     22,535      9,572
  Acquisition expenses*                              -          -       8,894
  Manufacturing facility impairment                (624)    23,357         -
  Restructuring expense                             286      5,536         -
                                              ---------  ---------  ---------
    Total operating expenses                     78,636    136,896    102,634
                                              ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS                     5,083    (71,746)   (11,068)
                                              ---------  ---------  ---------

OTHER INCOME (EXPENSE):
  Interest income                                 1,337      2,014      5,596
  Interest expense                                 (660)      (499)      (583)
  Other income(loss), net                           (58)      (459)     1,073
                                              ---------  ---------  ---------
    Total other income, net                         619      1,056      6,086
                                              ---------  ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES                 5,702    (70,690)    (4,982)

PROVISION (BENEFIT) FOR INCOME TAXES                855    (29,690)    (5,534)
                                              ---------  ---------  ---------
NET INCOME (LOSS)                             $   4,847  $ (41,000) $     552
                                              =========  =========  =========

NET INCOME (LOSS) PER SHARE:
  Basic                                       $    0.05  $   (0.44) $    0.01
                                              =========  =========  =========
  Diluted                                     $    0.05  $   (0.44) $    0.01
                                              =========  =========  =========

WEIGHTED-AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                                          92,215     92,600     91,888
                                              =========  =========  =========
  Diluted                                        93,786     92,600     98,092
                                              =========  =========  =========

*Amortization of deferred stock compensation
 related to:
  Cost of revenues                            $   1,104  $   7,354  $   3,141
                                              =========  =========  =========
  Operating expenses:
   Research and development                   $   1,604  $  11,430  $   5,047
   Selling, general and administrative            1,430     11,105      4,525
                                              ---------  ---------  ---------
   Amortization of deferred stock compensation    3,034     22,535      9,572
   Acquisition expenses                              -          -       2,007
                                              ---------  ---------  ---------
    Total operating expenses                  $   3,034  $  22,535  $  11,579
                                              =========  =========  =========
        The accompanying notes are an integral part of these consolidated financial statements

                                                                  MICREL, INCORPORATED
                                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME (LOSS)
                                               YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                   (In thousands, except share amounts)
_________________________________________________________________________________________________________________________________


                                                                  Accumulated                                             Compre-
                                                 Common Stock         Other       Deferred                  Total         hensive
                                          ---------------------  Comprehensive      Stock     Retained   Shareholders'    Income
                                             Shares     Amount    Income(Loss)  Compensation  Earnings     Equity         (Loss)
                                          -----------  --------  -------------  ------------  ---------  -------------  ---------
Balances, December 31, 2000                90,641,922  $164,713    $     (32)     $(46,020)    $163,174     $281,835
Net income                                         -         -            -             -           552          552     $    552
Other comprehensive income, net of tax
 - change in net unrealized gains from
   short-term investments                          -         -             7            -            -             7            7

                                                                                                                         --------
Comprehensive income                                                                                                     $    559
                                                                                                                         ========
Deferred stock compensation, net                   -     13,455           -          1,265           -        14,720
Issuance of common stock upon
 net exercise of warrants                     142,951        -            -             -            -            -
Repurchase of common stock                   (365,000)   (7,264)          -             -            -         (7,264)
Employee stock transactions                 2,403,804    15,653           -             -            -         15,653
Tax benefit of employee stock
 transactions                                      -      7,827           -             -            -          7,827
                                          -----------  --------     --------      --------     --------      --------
Balances, December 31, 2001                92,823,677   194,384          (25)      (44,755)     163,726       313,330

Net loss                                           -         -            -             -       (41,000)      (41,000)   $(41,000)
                                                                                                                         --------
Comprehensive loss                                                                                                       $(41,000)
                                                                                                                         ========
Deferred stock compensation, net                   -     (4,895)          -         34,784           -         29,889
Repurchase of common stock                 (2,274,300)  (29,127)          -             -            -        (29,127)
Employee stock transactions                 1,457,194     8,943           -             -            -          8,943
Tax effect of employee stock
 transactions                                      -     (8,416)          -             -            -         (8,416)
                                          -----------  --------     --------      --------     --------      --------
Balances, December 31, 2002                92,006,571   160,889          (25)       (9,971)     122,726       273,619

Net income                                         -         -            -             -         4,847          4,847   $  4,847
                                                                                                                         --------
Comprehensive income                                                                                                     $  4,847
                                                                                                                         ========
Deferred stock compensation, net                   -     (1,879)          -          6,017           -           4,138
Repurchase of common stock                   (492,450)   (6,493)          -             -            -          (6,493)
Employee stock transactions                 1,008,392     7,541           -             -            -           7,541
Tax effect of employee stock
 transactions                                      -        (43)          -             -            -             (43)
                                          -----------  --------     --------      --------     --------      --------
Balances, December 31, 2003                92,522,513  $160,015     $    (25)     $ (3,954)    $127,573      $283,609

                                          ===========  ========     ========      ========     ========      ========

The accompanying notes are an integral part of these consolidated financial statements

                                    MICREL, INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                (In thousands)
______________________________________________________________________________

                                                 2003       2002       2001
                                              ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $   4,847  $ (41,000) $     552
  Adjustments to reconcile net income (loss)to
   net cash provided by operating activities:
    Depreciation and amortization                28,649     33,910     32,373
    Stock based compensation                      4,138     29,889     14,720
    Manufacturing facility impairment              (624)    23,357         -
    (Gain) loss on disposal of assets                56         (1)        16
    Deferred rent                                    22       (453)        77
    Deferred income taxes                         3,657    (15,948)    (2,438)
    Changes in operating assets and liabilities,
     net of effects of acquisition:
      Accounts receivable                        (3,507)    (1,368)    34,634
      Inventories                                 8,423     (4,137)    (6,411)
      Prepaid expenses and other assets             418      4,157     (7,170)
      Accounts payable                             (129)       289     (8,605)
      Accrued compensation                         (163)    (3,093)    (3,000)
      Accrued commissions                           357        137     (1,469)
      Income taxes payable                        4,178     (3,120)    (3,978)
      Other accrued liabilities                   1,313      1,859     (1,279)
      Other non-current accrued liabilities      (3,377)     4,121         -
      Deferred income on shipments to
       Distributors                               2,440         55     (4,447)
                                              ---------  ---------  ---------
        Net cash provided by operating
         activities                              50,698     28,654     43,575
                                              ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment    (21,139)   (29,532)   (35,720)
  Purchase of intangible assets                      -      (2,054)        -
  Purchases of short-term investments                -          -     (30,540)
  Proceeds from sales and maturities of
   short-term investments                            -       3,093     64,407
                                              ---------  ---------  ---------
      Net cash used in investing activities      (21,139)   (28,493)    (1,853)
                                              ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                 -      10,736         -
  Repayments of long-term debt                   (7,911)    (3,756)    (5,842)
  Proceeds from the issuance of common stock      7,541      8,943     15,653

  Repurchase of common stock                     (6,493)   (29,127)    (7,264)
                                              ---------  ---------  ---------
      Net cash provided by (used in)
       financing activities                      (6,863)   (13,204)     2,547
                                              ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     22,696    (13,043)    44,269
CASH AND CASH EQUIVALENTS - Beginning of year   117,363    130,406     86,137
                                              ---------  ---------  ---------
CASH AND CASH EQUIVALENTS - End of year       $ 140,059  $ 117,363  $ 130,406
                                              =========  =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
    Interest                                  $     660  $     286  $     583
                                              =========  =========  =========
    Income taxes                              $     661  $      91  $   8,896
                                              =========  =========  =========
  Non-cash transactions:
    Acquisition of intangible asset under
     patent cross license and settlement
     agreement                                $      -   $   5,154  $      -
                                              =========  =========  =========
    Deferred stock compensation (reversal)    $  (1,879) $  (4,895) $  13,455

The accompanying notes are an integral part of these consolidated financial statements

                              MICREL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2003, 2002 and 2001


1.   SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Micrel, Incorporated and its wholly-owned subsidiaries (the "Company") develops, manufactures and markets analog, mixed-signal and digital semiconductor devices. The Company also provides custom and foundry services which include silicon wafer fabrication, integrated circuit ("IC") assembly and testing. The Company's standard ICs are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computer, communication, and industrial markets. The Company's custom circuits and wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer, automotive and military applications. The Company produces the majority of its wafers at the Company's wafer fabrication facilities located in San Jose, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities primarily located in Malaysia.

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

Certain Significant Risks and Uncertainties - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents consist primarily of money market funds and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. At December 31, 2003, two customers accounted for 19% and 13% of total accounts receivable. At December 31, 2002, two customers accounted for 17% and 10% of total accounts receivable. For the year ended December 31, 2003 two customers, a worldwide distributor and an Asian based stocking representative, each accounted for 13% of the Company's net revenues. For the years ended December 31, 2002 and 2001 the same Asian based stocking representative, accounted for 13% and 11% of the Company's net revenues, respectively.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations, or cash flows: changes in the overall demand for products offered by the Company; competitive pressures in the form of new products or price reductions on current products; advances and trends in new technologies and industry standards; changes in product mix; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patents (Note 11),

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



product, regulatory or other factors; risks associated with the ability to obtain necessary components; risks associated with the Company's ability to attract and retain employees necessary to support its growth.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records adjustments to write down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100 "Restructuring and Impairment Charges."

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

Intangible Assets - On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and discontinues the amortization of goodwill. In addition, SFAS No. 142 includes provisions regarding: 1) reclassification of amounts between goodwill and identifiable intangible assets in accordance with the new definition of identifiable intangible assets set forth in Statement of Financial Accounting Standards No. 141, "Business Combinations;" 2) reassessment of the useful lives of existing recognized intangibles; and 3) testing for impairment of existing goodwill and other intangibles using the discounted cash flow method. In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed at least annually for impairment. At January 1, 2002, the Company had no goodwill. The Company has determined that its intangible assets were not impaired at December 31, 2003 and 2002. Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 5 to 7 years using the straight-line method. No changes were made to the useful lives of amortizable intangible assets or the classification of intangible assets to goodwill in connection with the adoption of SFAS No. 142. Components of intangible assets were as follows (in thousands):

                             As of December 31, 2003   As of December 31, 2002
                             -----------------------   -----------------------
                                 Gross                    Gross
                               Carrying   Accumulated   Carrying    Accumulated
                               Amount    Amortization    Amount    Amortization
                              ---------  ------------  ----------  ------------
Developed and core technology $   6,843    $   6,669    $   6,843    $   5,498
Patents and tradename             8,492        2,895        8,492        1,645
Customer relationships            1,172        1,172        1,172          977
                              ---------    ---------    ---------    ---------
                              $  16,507    $  10,736    $  16,507    $   8,120
                              =========    =========    =========    =========

Total intangible amortization expense for the year ended December 31, 2003 was $2.6 million and for the year ended 2002 was $2.5 million. Estimated future intangible amortization expense for intangible assets as of December 31, 2003, is expected to be $1.2 million in 2004, $1.0 million for each of the years 2005 through 2008 and $409,000 in 2008.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



Impairment of Long-Lived Assets - Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically assesses whether long-lived assets have been impaired. An asset is deemed to be impaired if its estimated future undiscounted cash flows are less than the carrying value recorded on the Company's balance sheet. The Company's estimate of fair value is based on either fair market value information if available or based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

Revenue Recognition and Receivables - Micrel generates revenue by selling products to original equipment manufacturers ("OEM"s), distributors and stocking representatives. Stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer. The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

Micrel allows certain distributors, primarily located in North America and Europe, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. Micrel defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these distributors until they have resold the Company's products to their customers. Sales to OEM customers and stocking representatives, primarily located in Asia, which have limited return rights, price protection and pricing adjustments, are recognized upon shipment and a related returns allowance is established based upon historical return rates. The Company's total allowance for returns was $2.7 million and $2.9 million as of December 31, 2003 and 2002, respectively. Actual returns were $2.4 million and $3.1 million for the years ended December 31, 2003 and 2002, respectively. Actual future returns could be different than the returns allowance established.

The Company also maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an analysis of specific customer creditworthiness and historical bad debts experience. The Company's total allowance for doubtful accounts was $180,000 and $421,000 as of December 31, 2003 and 2002, respectively. Actual future uncollectible amounts could exceed the doubtful accounts allowance established.

Warranty Costs - The Company warrants products against defects for a period of up to 30 days. The majority of Micrel's product warranty claims are settled through the return of defective product and the reshipment of replacement product. Warranty returns are included in Micrel's allowance for returns, which is based on historical return rates. Actual future returns could be different than the returns allowance established. In addition, Micrel accrues a liability for specific warranty costs that are expected to be settled other than through product return and replacement. As of December 31, 2003 accrued warranty expense was $108,000. Future actual warranty costs may be different from the accrued warranty expense.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



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

Advertising Expenses - The Company expenses advertising costs as incurred. Advertising expenses for fiscal 2003 and 2002 were $1.0 million and $2.8 million respectively.

Income Taxes - Income taxes are provided at current rates. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards, the Company had net deferred tax assets of $36.8 million as of December 31, 2003. The Company believes that future taxable income levels will be sufficient to realize the tax benefits of these net deferred tax assets and has not established a valuation allowance.

Stock-based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Deferred stock compensation balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of December 31, 2003 total unamortized stock compensation was $4.0 million with a future amortization schedule of $2.7 million in 2004, $910,000 in 2005 and $331,000 in 2006.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company applied the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations for the fair value of stock options were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 60 months; stock volatility, 85.4% in 2003, 86.1% in 2002 and 81.6% in 2001; risk free interest rates, 2.91% in 2003, 2.94% in 2002 and 4.38% in 2001; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The weighted average fair value of options granted under the stock option plans during 2003, 2002 and 2001 was $11.39, $12.42 and $17.76 per share. The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6 months; stock volatility, 85.4% in 2003, 86.1% in 2002 and 81.6% in 2001; risk free interest rates, 1.0% in 2003, 2.94% in 2002 and 4.38% in 2001; and no dividends during the term. The weighted average fair value of stock issued under the employee stock purchase plan during 2003, 2002 and 2001 was $3.87, $7.12 and $13.48 per share.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



SFAS No. 148 was issued in December 2002 and requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on the Company's net income (loss) and net income (loss) per share if it had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards (in thousands, except per share amounts):

                                                  Years Ended December 31,
                                              -------------------------------
                                                 2003       2002       2001
                                              ---------  ---------  ---------
Net income (loss) as reported                 $   4,847  $ (41,000) $     552
Add:  stock-based employee compensation
 expense included in reported net
 income (loss), net of tax effects                2,516     18,173      8,950
Deduct:  stock-based employee compensation
 expense determined under fair value based
 method, net of tax effects                     (12,851)   (18,646)   (32,769)
                                              ---------  ---------  ---------
Pro forma net loss                            $  (5,488) $ (41,473) $ (23,267)
                                              =========  =========  =========
Net income (loss) per share as reported:
  Basic                                       $    0.05  $   (0.44) $    0.01
                                              =========  =========  =========
  Diluted                                     $    0.05  $   (0.44) $    0.01
                                              =========  =========  =========

Pro forma net loss per share:
  Basic                                       $   (0.06) $   (0.45) $   (0.25)
                                              =========  =========  =========
  Diluted                                     $   (0.06) $   (0.45) $   (0.25)
                                              =========  =========  =========

Net Income (Loss) per Share - Basic earnings per share ("EPS") is computed by dividing net income (loss) by the number of weighted-average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. The computation of diluted net loss per share, in 2002, excludes common equivalent shares since they are anti-dilutive in a loss period.
Reconciliation of weighted-average shares used in computing earnings per share is as follows (in thousands):

                                                  Years Ended December 31,
                                              -------------------------------
                                                 2003       2002       2001
                                              ---------  ---------  ---------
Weighted-average common shares outstanding       92,215     92,600     91,888
Dilutive effect of stock options outstanding,
 using the treasury stock method                  1,571         -       6,204
                                              ---------  ---------  ---------
Shares used in computing diluted earnings
 per share                                       93,786     92,600     98,092
                                              =========  =========  =========

For the years ended December 31, 2003, 2002 and 2001, 3.9 million, 9.2 million, and 2.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are anti-dilutive.

Fair Value of Financial Instruments - Financial instruments included in the Company's consolidated balance sheets at December 31, 2003 and 2002, consist of cash, cash equivalents, accounts receivable and accounts payable, and long-term debt. For cash, the carrying amount is a reasonable estimate of the fair value. The carrying amount for cash equivalents approximates fair value because of the short maturity of those investments. The fair value of long-term debt approximates the carrying amount due to the variable interest rate.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



New Accounting Standards - In January 2003, the Financial Accounting Standards Board ("FASB" or the "Board") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Upon adoption, the Company does not anticipate this statement to have any effect on its consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard had no material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. While the effective date of certain elements of SFAS No. 150 have been deferred, the adoption of such elements when finalized is not expected to have a material impact on the Company's financial position, results of operations or cash flows.


2.   ACQUISITIONS

On May 30, 2001, the Company completed the acquisition of Kendin Communications, Inc. ("Kendin"), a privately held fabless semiconductor company that designs, develops and markets high performance ICs for the communications and networking markets. Under the terms of the merger agreement, the Company issued 6,138,635 shares of Common Stock and options to purchase 645,097 shares of Common Stock in exchange for all outstanding Kendin securities and options to purchase Kendin securities. The transaction has been accounted for as a pooling of interests, and accordingly financial statements presented for the period prior to acquisition were restated to include the Kendin results. Associated with the acquisition the Company recorded $8.9 million in non-recurring acquisition expenses in the quarter ended June 30, 2001. The non-recurring expenses consisted of $6.9 million in transaction costs and $2.0 million in stock compensation charges.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



The table below sets forth combined revenues and net income of Micrel and Kendin for the three months ended March 31, 2001 (unaudited) (in thousands)

                                         Three
                                         Months
                                          Ended
                                        March 31,
                                           2001
                                       ----------
Net revenues:
   Micrel                              $   64,855
   Kendin                                  10,096
                                       ----------
                                       $   74,951
                                       ==========

Net income:
   Micrel                              $    9,388
   Kendin                                     284
                                       ----------
                                       $    9,672
                                       ==========

No Micrel or Kendin accounting policies were required to be conformed as a result of the merger. Both Micrel and Kendin have the same fiscal years. There were no intercompany transactions between the two companies.


3.   INVENTORIES

Inventories at December 31 consist of the following (in thousands):

                                                         2003        2002
                                                       --------    --------
Finished goods                                         $  9,787    $ 15,597
Work in process                                          20,425      22,523
Raw materials                                               896       1,411
                                                       --------    --------
                                                       $ 31,108    $ 39,531
                                                       ========    ========


4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following (in thousands):

                                                         2003        2002
                                                       --------    --------
Manufacturing equipment                                $165,406    $165,783
Land                                                      6,635       6,635
Buildings and improvements                               40,165      30,772
Leasehold  improvements                                     585         795
Office furniture and equipment                            9,513       7,915
                                                       --------    --------
                                                        222,304     211,900
Accumulated depreciation and amortization              (134,311)   (119,582)
                                                       --------    --------
                                                       $ 87,993    $ 92,318
                                                       ========    ========

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



5.   OTHER ACCRUED LIABILITES

Other accrued liabilities at December 31 consist of the following (in thousands):

                                                         2003        2002
                                                       --------    --------
Accrued current liability under patent
 license agreement                                     $  1,714    $  1,589
Accrued current restructuring expenses                    2,072       1,415
Accrued group insurance                                     760         644
Accrued royalties                                           211         100
All other current accrued liabilities                       853         549
                                                       --------    --------
                                                       $  5,610    $  4,297
                                                       ========    ========


6.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at December 31, 2003, and there were $550,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.0% at December 31, 2003), or the bank's revolving offshore rate, which approximates LIBOR (1.15% at December 31, 2003) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 2003.

In September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.0% at December 31, 2003), or adjustable monthly LIBOR (1.15% at December 31, 2003) plus 1.5%. The principal balance of the loan shall be paid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance, with no early payment penalty. In December 2003, the company repaid $7.0 million of loan, resulting in a remaining loan balance of $3.5 million at December 31, 2003. The mortgage agreement contains certain restrictive covenants with which the Company was in compliance at December 31, 2003.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



Long-term debt at December 31 consists of the following (in thousands):

                                                         2003        2002
                                                       --------    --------


Notes payable bearing interest at annual adjustable
  rate based on the one-year U.S. Treasury Bill rate
  plus 3.0%, payable in monthly installments through
  June 2003 and collateralized by equipment financed   $     -     $    208
Notes payable bearing interest at quarterly adjustable
  rate based on LIBOR plus 2.75%, payable in monthly
  installments through December 2004 and collateralized
  by equipment financed                                     500       1,000
Notes payable bearing interest at prime, payable in
  59 consecutive monthly installments of $16,890 each
  and one final installment in the amount necessary
  to pay in full the remaining outstanding principal
  balance in December 2007                                3,483      10,686
                                                       --------    --------
Total debt

3,983      11,894
Current portion                                            (703)       (911)
                                                       --------    --------
Long-term debt                                         $  3,280    $ 10,983
                                                       ========    ========


Maturities of long-term debt subsequent to December 31, 2003 are as follows (in thousands): $703 in 2004, $203 in 2005, $203 in 2006 and
$2,874 in 2007.


7.   SHAREHOLDERS' EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2003. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Stock Repurchase Plan

In February 2002, the Company's Board of Directors announced a stock repurchase program under which the Company could purchase up to $20 million of its common stock. In July 2002, the Board of Directors approved the repurchase of additional stock up to a value of $20 million, thereby increasing the total authorized stock repurchase to $40 million of common stock in 2002. In February 2003, the Board of Directors extended the authorization to repurchase shares of common stock through December 31, 2003, up to a maximum purchase amount of $40 million for the years 2002 and 2003. In August 2003, the Board of Directors extended the authorization to repurchase shares of common stock through March 31, 2004, up to a maximum purchase amount of $45 million for the time period commencing February 11, 2002. The Company repurchased 492,450 shares of its common stock for $6.5 million during the year ended December 31, 2003 and repurchased 2,274,300 shares of its common stock for $29.1 million during the year ended December 31, 2002. On March 11, 2004 the Board of Directors authorized the repurchase of common stock up to a maximum value of $25 million during the year 2004. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



Stock Option Exchange Program

On November 8, 2002, the Company filed a Schedule TO with the Securities and Exchange Commission in order to initiate an offer to its employees to exchange certain of their outstanding options for new options to be granted six months and two days after expiration of the exchange offer. The Company's Directors, CEO and CFO were not eligible to participate in the stock option exchange program. This offer to exchange contemplated a grant of new options to eligible employees in a ratio equivalent to one new option granted for every two options elected for exchange and cancelled with respect to employees who held at the time of the offer the position of vice president or higher, and two new options granted for every three options elected for exchange and cancelled with respect to all other employees. The only options eligible to be exchanged were those outstanding employee stock options with an exercise price of $13 or higher.

On December 11, 2002, options to purchase 3,330,401 shares, with a weighted-average exercise price of $32.67, of the Company's common stock were surrendered, and were replaced on June 13, 2003 with options to purchase 1,901,769 shares at an exercise price of $10.72 equal to the closing sales price of the Company's common stock as quoted on the Nasdaq National Market on the date preceding the replacement grant date.

As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Certain of the Company's practices in effect through December 2001, related to employee stock option pricing resulted in stock compensation expense under APB No. 25. During the fourth quarter of 2002, the Company recorded $17.1 million in accelerated amortization of deferred stock compensation associated with options cancelled pursuant to the employee option exchange program discussed above.

Stock Option Plans

Under the Company's 2003 Incentive Award Plan, 1994 Stock Option Plan and its 2000 Non-Qualified Stock Incentive Plan (the "Option Plans"), 35,958,672 shares of Common Stock are authorized for issuance to employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last market trading day before the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Qualified Stock Incentive Plan are exercisable in 20% increments with the initial 20% vesting occurring six months after the date of grant and then in annual increments of 20% per year from the date of grant. Options granted under the 2003 Incentive Award Plan and 1994 Stock Option Plan typically become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. At December 31, 2003, 15,489,169 total shares were reserved for future issuance, of which 3,974,684 shares were available for future grants under the Option Plans.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001




Option activity under the Option Plans is as follows:

                                                                      Weighted
                                                                       Average
                                                            Number    Exercise
                                                          of Shares     Price
                                                         -----------  ---------
Outstanding, December 31, 2000 (3,798,771 exercisable at
 a weighted average price of $7.62 per share)             15,058,880   $ 15.15
    Granted                                                2,191,194     24.90
    Exercised                                             (2,286,837)     5.59
    Canceled                                                (771,897)    19.55
                                                         -----------   -------
Outstanding, December 31, 2001 (5,102,650 exercisable at
 a weighted average price of $12.39 per share)            14,191,340     17.96
    Granted                                                1,069,620     18.36
    Exercised                                             (1,199,771)     5.36
    Canceled                                              (4,839,695)    30.79
                                                         -----------   -------
Outstanding, December 31, 2002 (5,625,721 exercisable at
 a weighted average price of $11.25 per share)             9,221,494     12.92
    Granted                                                3,725,003     11.39
    Exercised                                               (738,195)     7.11
    Canceled                                                (690,317)    14.36
                                                         -----------   -------
Outstanding, December 31, 2003                            11,517,985   $ 12.72
                                                         ===========


Additional information regarding options outstanding as of December 31, 2003 is as follows:

             Stock Options Outstanding                 Options Exercisable
----------------------------------------------------  ---------------------
                                Weighted
                                 Average    Weighted               Weighted
                                Remaining    Average                Average
    Range of         Number    Contractual  Exercise    Number     Exercise
Exercise Prices   Outstanding  Life(yrs)      Price   Exercisable   Price
----------------  -----------  -----------  --------  -----------  --------
$ 0.47 to $ 6.38   1,015,218       4.2        $ 5.31      947,993    $ 5.34
$ 6.39 to $12.76   6,199,852       6.8          9.47    4,025,316      9.10
$12.77 to $19.14   2,767,005       6.8         15.53    1,478,755     15.64
$19.15 to $25.52   1,100,956       6.6         21.48      637,501     20.95
$25.53 to $31.90     189,554       6.8         29.49      113,374     29.80
$31.91 to $38.28      70,200       6.4         34.39       44,120     34.36
$38.29 to $44.66     118,200       6.3         41.94       72,360     41.99
$44.67 to $51.05      57,000       6.6         49.50       33,800     49.50
                  ----------                            ---------
$ 0.13 to $51.05  11,517,985       6.5       $ 12.72    7,353,219    $11.94
                  ==========                            =========

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan, amended and restated as of January 1, 1996, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Shares of Common Stock issued under the Purchase Plan were 270,197 in 2003, 257,423 in 2002 and 116,774 in 2001, at weighted average prices of $8.49, $9.59 and $24.91, respectively. At December 31, 2003, there were 1,841,274 shares of Common Stock issued under the Purchase Plan and 557,471 shares are reserved for future issuance under the Purchase Plan.


8.   INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31 consists of the following (in thousands):

                                                 2003       2002       2001
                                              ---------  ---------  ---------

Currently payable (receivable):
  Federal                                     $    (904) $ (15,177) $  (4,016)
  State                                          (1,898)     1,435        (55)
                                              ---------  ---------  ---------
Total currently payable (receivable)             (2,802)   (13,742)    (4,071)
                                              ---------  ---------  ---------
Deferred income taxes:
  Federal                                         5,780     (9,234)     2,241
  State                                          (2,123)    (6,714)    (3,704)
                                              ---------  ---------  ---------
Total deferred                                    3,657    (15,948)    (1,463)
                                              ---------  ---------  ---------
Total provision (benefit)                     $     855  $ (29,690) $  (5,534)
                                              =========  =========  =========


The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period when the ultimate tax assessment is determined.

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                                 2003       2002       2001
                                              ---------  ---------  ---------
Statutory federal income tax rate                 35%       (35)%      (35)%
State income taxes (net of federal income
 tax benefit)                                    (21)        (7)       (42)
Federal research and experimentation
 tax credits                                       -          -        (33)
Export sales tax credit                            -          -         (4)
Non-deductible acquisition costs                   -          -         17
Other                                              1          -        (14)
                                                ----       ----       ----
Effective tax rate                                15%       (42)%     (111)%
                                                ====       ====       ====

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001




Temporary differences that give rise to deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                         2003        2002
                                                       --------    --------
Deferred tax assets:
  Accruals and reserves not currently deductible       $ 13,143    $ 16,065
  Deferred income                                         5,093       4,080
  Depreciation                                               -        3,506
  Tax net operating loss and credit carryforwards        25,928      20,456
  Capitalized research and development                    4,412       4,449
                                                       --------    --------
Total deferred tax asset                                 48,576      48,556
                                                       --------    --------
Deferred tax liabilities:
  Depreciation                                           (3,592)         -
  State income taxes                                     (8,119)     (7,375)
  Intangible assets                                         (88)       (747)
                                                       --------    --------
Total deferred tax liability                            (11,799)     (8,122)
                                                       --------    --------
Net deferred tax asset (current and non-current)       $ 36,777    $ 40,434
                                                       ========    ========

The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of the deferred tax assets recorded. As of December 31, 2003, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of its deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

Included in net deferred assets are tax net operating loss and credit carryforwards. Due to the Company's acquisition of Synergy, the Company has available pre-ownership change federal net operating loss carryforwards of approximately $6.0 million which expire beginning in 2006. Under Section 382 of the Internal Revenue Code, these pre-ownership change net operating loss carryforwards are subject to an annual limitation estimated to be approximately $500,000. Due to the Company's acquisition of Kendin Communications, the Company has available pre-ownership change federal and state net operating loss carryforwards of approximately $3.6 million and $2.0 million, respectively, which expire beginning in 2012 and 2005. These pre-ownership change net operating loss carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code. In addition, the Company has available federal research and state credit carryforwards of approximately $2.4 million and $14.2 million, respectively. Regarding the state credit carryforwards, approximately $2.6 million represents pre-ownership change carryforwards subject to the Section 383 annual limitation.


9.   COMMITMENTS AND CONTINENCIES

Lease Agreements

The Company leases some of its facilities under operating lease agreements that expire in 2006, and 2011. The lease agreements provide for escalating rental payments over the lease periods. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized on a straight-line basis.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
------------------------
   2004                                                            $  2,557
   2005                                                               2,640
   2006                                                               2,389
   2007                                                               1,018
   2008                                                               1,048
Thereafter                                                            2,566
                                                                   --------
                                                                   $ 12,218
                                                                   ========


The contractual lease payments above include amounts associated with the Company's Santa Clara, California wafer fabrication facility, of which $4.1 million related to leases has been recognized in 2002 as restructuring expense associated with the Company's plan to close this facility (Note 13).

Rent expense under operating leases for the years ended December 31, 2003, 2002, and 2001 was (in thousands): $2,283, $4,131 and $4,593, respectively.

Open Purchase Orders

As of December 31, 2003, the Company had $24.8 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on our contractual commitments.

Letters of Credit

Micrel's borrowing arrangements (see note 6) include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2003 there were $550,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

Indemnification Obligations

Micrel is a party to a variety of contractual relationships pursuant under which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Micrel, or regular sales and purchasing activities, under which Micrel may agree to hold the other party harmless against losses arising from claims related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters, certain income taxes, etc. In these circumstances, indemnification by Micrel is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract or in Micrel's standard terms and conditions, which procedures may allow Micrel to challenge the other party's claims, or afford Micrel the right to settle such claims in its sole discretion. Further, Micrel's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Micrel may have recourse against third parties for certain payments made by it under these agreements.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001




It is not possible to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of Micrel's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Micrel under these agreements did not have a material effect on its business, financial condition or results of operations.

Micrel believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations.


10.   PROFIT-SHARING 401(k) PLAN

The Company has a profit-sharing plan and deferred compensation plan (the "Plan"). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company made no contributions to the plan for the years ended December 31, 2003, 2002 and 2001. Participants vest in Company contributions ratably over six years of service.


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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company on a motion, finding the patent to be invalid under the "on sale bar" defense as the plaintiff had placed ICs containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. Linear appealed the trial Court's decision to the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. On December 28, 2001, the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. After the Company's Petition for Rehearing En Banc by the Court of Appeal was denied, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States, which Linear opposed. On May 19, 2003,

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001




the Supreme Court denied the Petition for Writ of Certiorari. The District Court subsequently determined a schedule for further discovery and hearing matters before the Court. A claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. Furthermore, the parties have attended two settlement conferences before the District Court. The Company intends to continue to defend itself against the claims alleged in this litigation.

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. The Company intends to vigorously defend itself against these counterclaims. The case is currently in the motion and discovery phase.

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

Certain additional claims and lawsuits have been filed by or have arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operation or cash flows.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



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

Net Revenues by Segment (in thousands):           Years Ended December 31,
                                              -------------------------------
                                                 2003       2002       2001
                                              ---------  ---------  ---------
Standard Products                             $ 191,134  $ 180,407  $ 183,103
Custom and Foundry Products                      20,592     24,297     34,705
                                              ---------  ---------  ---------
  Total net revenues                          $ 211,726  $ 204,704  $ 217,808
                                              =========  =========  =========

For the year ended December 31, 2003, the Company recorded revenue from customers throughout the United States; France, the U.K., Finland, Germany, Italy, Switzerland, Israel, Spain, Ireland, Sweden, and The Netherlands (collectively referred to as "Europe"); Korea; Japan; Taiwan; Singapore, Hong Kong, China, and Malaysia (collectively referred to as "Other Asian Countries"); and Canada.

Geographic Information (in thousands):

Geographic Information  (in thousands):
                                 2003                  2002             2001
                         -------------------   -------------------   ---------
                                      Long-                 Long-
                         Total Net    Lived    Total Net    Lived    Total Net
                         Revenues*   Assets    Revenues*   Assets    Revenues*
                         ---------  --------   ---------  --------   ---------
United States of America  $ 63,472  $ 85,472    $ 52,664  $ 90,554    $ 72,755
Korea                       42,508        35      31,476        32      22,535
Japan                       11,230        63      13,952        61      11,131
Taiwan                      42,857        97      56,632        20      65,831
Other Asian Countries       29,179     2,238      20,853     1,178      10,381
Europe                      22,028       603      19,083       863      22,673
Canada                         452        -       10,044        -       12,502
                          --------  --------    --------  --------    --------
Total                     $211,726  $ 88,508    $204,704  $ 92,708    $217,808
                          ========  ========    ========  ========    ========

* Total revenues are attributed to countries based on "ship to" location of customer.


Long-lived assets consist of property, plant and equipment and other non-current assets.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



13.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

In September 2002, the Company approved a plan to close its Santa Clara, California wafer fabrication facility to reduce costs and improve operating efficiencies. The Company accrued $5.5 million in restructuring expenses associated with the facility closure which consisted of $1.0 million for equipment disposal costs and $4.5 million in net contractual building lease costs, excluding estimated sublease income, that will provide no future benefit. During July 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, CA facilities.

The Company also incurred and paid severance costs of $320,000 during 2003 related to the termination of 46 employees associated with the wafer fabrication facility closure. The affected employees consisted primarily of wafer fabrication operators and maintenance technicians. These termination costs have been reported as restructuring expense in the statement of operations.

During 2003, the Company revised its estimates related to severance costs, contractual facility costs and equipment disposal costs based upon activity to date and estimated future costs.

A summary of restructuring expense accrual is as follows: ($000)

                                             Contractual
                                  Severance   Facility    Equipment
                                    Costs       Costs      Disposal    Total
                                  ---------  -----------  ---------  ---------
2002 Charges                       $    --     $  4,536    $  1,000   $  5,536
     Uses                               --          --          --         --
                                   --------    --------    --------   --------
     Balance December 31, 2002     $    --     $  4,536    $  1,000   $  5,536
2003 Charges

320         466        (500)       286
     Uses                              (320)       (883)        (89)    (1,292)
                                   --------    --------    --------   --------
     Balance December 31, 2003     $    --     $  4,119    $    411   $  4,530
                                   ========    ========    ========   ========

Of the $4.5 million in accrued restructuring costs, $2.1 million has been classified as other current liabilities and the remaining $2.4 million has been classified as other long-term obligations as of December 31, 2003. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Actual future costs or sublease income may be different than these estimates and would require an adjustment to restructuring expense in the period such determination is made.

In September 2002, the Company recorded a $23.4 million impairment of long-lived assets to reduce the net book value of the facility's leasehold improvements and equipment to fair value related to the Santa Clara, California facility closure. The fair value was based on a third-party estimate of the current net sales value. In August 2003, the Company sold previously impaired equipment which resulted in a $624,000 gain, which was recognized as a credit to manufacturing facility impairment expense in 2003.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001




14.   PATENT CROSS LICENSE AND SETTLEMENT AGREEMENT

On May 23, 2002, the Company entered into a Patent Cross License and Settlement Agreement with National Semiconductor which settled all outstanding patent disputes between the companies and cross licensed the entire patent portfolio of each company. Some of the National patents within certain field of use areas are licensed for the life of the patents, all other patents of both companies are licensed through May 22, 2009. Under the terms of the agreement Micrel agreed to pay National $9.0 million of which $3.0 million was paid in 2002, $2.0 million was paid in 2003 and the remaining $4.0 million balance will be paid in $2.0 million annual installments over the next two years. In addition, at December 31, 2003, $1.7 million was included in other accrued liabilities and $1.9 million was included in other long-term obligations, representing the present value of the remaining payments using an imputed annual interest rate of 8.0%.

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
                                          ========

The $947,000 valuation of the settlement of patent disputes was expensed to other income (expense), net in 2002. The patent license valuation of $7.2 million was recorded as an intangible asset and is being amortized over its estimated useful life of 7 years.



15.   SUBSEQUENT EVENT

On March 3, 2004, Micrel acquired a controlling interest in BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance Radio Frequency integrated circuits and modules for the actuation and connectivity markets. Micrel acquired approximately 94% of the outstanding BlueChip securities and options to purchase BlueChip securities in a cash-for-stock transaction. Under the terms of the agreement, Micrel paid approximately $2 million for the outstanding BlueChip securities and options. Also, Micrel will pay additional consideration of approximately $1 million if certain revenue and gross profit targets are met by the BlueChip operation during calendar year 2004. Micrel expects to incur a one-time acquisition-related charge in the quarter ended March 31, 2004 for in-process research and development activities.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2003, 2002 and 2001



16.   QUARTERLY RESULTS - UNAUDITED


(in thousands, except per share
amounts)
                                               Three Months Ended
                                       --------------------------------------
                                       Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                         2003      2003     2003(1)    2003
                                       --------  --------  --------  --------
Net revenues                           $ 50,955  $ 49,109  $ 53,364  $ 58,298
Gross profit                           $ 20,544  $ 18,229  $ 21,204  $ 23,742
Net income (loss)                      $    174  $   (913) $  1,613  $  3,973
Net income (loss) per share:
   Basic                               $   0.00  $  (0.01) $   0.02  $   0.04
   Diluted                             $   0.00  $  (0.01) $   0.02  $   0.04

Weighted-average shares used in
 computing per share amounts:
   Basic                                 92,039    92,171    92,032    92,337
   Diluted                               92,739    92,171    93,735    95,274

(in thousands, except per share
amounts)
                                               Three Months Ended
                                       --------------------------------------
                                       Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                         2002      2002     2002(2)   2002(3)
                                       --------  --------  --------  --------
Net revenues                           $ 48,325  $ 55,363  $ 50,367  $ 50,649
Gross profit                           $ 17,648  $ 21,224  $ 13,257  $ 13,021
Net income (loss)                      $ (3,981) $    270  $(24,468) $(12,821)
Net income per share:
  Basic                                $  (0.04) $   0.00  $  (0.26) $  (0.14)
  Diluted                              $  (0.04) $   0.00  $  (0.26) $  (0.14)

Shares used in computing per
 share amounts:
  Basic                                  93,180    92,984    92,563    91,783
  Diluted                                93,180    96,287    92,563    91,783

__________
(1) Net income for the quarter ended September 30, 2003 includes $286,000 in net restructuring accrual adjustments which were charged to restructuring expense. In addition, the Company sold previously impaired equipment resulting in a $624,000 gain which has been recorded as a credit to the manufacturing facility impairment expense (see Note 13).
(2) Net loss for the quarter ended September 30, 2002 includes $5.5 million in accrued restructuring costs and $23.4 million for the impairment of long-lived assets associated with the closure of the Company's Santa Clara, CA wafer fabrication facility (see Note 13).
(3) Net loss for the quarter ended December 31, 2002 includes $20.2 million in amortization of deferred stock compensation of which $17.1 million resulted from accelerated amortization of deferred stock compensation associated with options cancelled pursuant to an employee option exchange program (see Note 7).

                                                                   SCHEDULE II

                              MICREL, INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 2003, 2002, and 2001
                             (Amounts in thousands)

                                           Additions
                              Balance at      and
                               Beginning   Charges to    Bad Debt    Balance at
Description                    of Year     Expenses    Write-offs   End of Year
-------------------------    ----------   ----------   ----------   -----------
Year Ended December 31, 2003
----------------------------
Allowances for returns and
 doubtful accounts              $  3,305     $   (362)    $   (107)    $  2,836
                                ========     ========     ========     ========
Year Ended December 31, 2002
----------------------------
Allowances for returns and
 doubtful accounts              $  3,886     $   (173)    $   (408)    $  3,305
                                ========     ========     ========     ========
Year Ended December 31, 2001
----------------------------
Allowances for returns and
 doubtful accounts              $  4,517     $   (570)    $    (61)    $  3,886
                                ========     ========     ========     ========

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 15th day of March, 2004.

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

      Signature                          Title                         Date
      ---------                          -----                         ----

/S/ Raymond D. Zinn         President, Chief Executive Officer   March 15, 2004
---------------------------  and Chairman of the Board of
    Raymond D. Zinn          Directors (Principal Executive
                             Officer)

/S/ Richard D. Crowley       Vice President, Finance and Chief    March 15, 2004
---------------------------  Financial Officer (Principal
    Richard D. Crowley       Financial and Accounting Officer)

/S/ Warren H. Muller        Director                             March 15, 2004
---------------------------
    Warren H. Muller

/S/ Donald Livingstone      Director                             March 15, 2004
---------------------------
    Donald Livingstone

/S/ George Kelly            Director                             March 15, 2004
---------------------------
    George Kelly

/S/ Larry L. Hansen         Director                             March 15, 2004
---------------------------
    Larry L. Hansen

                              Micrel, Incorporated
                Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit
Number                        Description
-------                       -----------
  2.1 Agreement and Plan of Merger and Reorganization among Micrel, Incorporated, Kournikova Acquisition Sub, Inc., Kendin Communications Inc., and with respect to Articles VIII and IX only, John C.C. Fan, as Stockholders' Agent, dated May 4, 2001. (8)
  3.1    Amended and Restated Articles of Incorporation of the Registrant. (1)
  3.2 Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
  3.3    Amended and Restated Bylaws of the Registrant. (2)
  3.4 Certificate of Amendment of Articles of Incorporation of the Registrant. (7)
  4.1    Certificate for Shares of Registrant's Common Stock. (3)
 10.1 Indemnification Agreement between the Registrant and each of its officers and directors. (3)
 10.3    1994 Stock Option Plan and form of Stock Option Agreement. (1)*
 10.4    1994 Stock Purchase Plan. (3)
 10.5    2003 Incentive Award Plan. (13)*
 10.8    Form of Domestic Distribution Agreement. (2)
 10.9    Form of International Distributor Agreement. (2)
 10.10 Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (4)
 10.11 Commercial Lease between Harris Corporation and Synergy Semiconductor Corporation dated February 29, 1996. (5)
 10.12 Standard Industrial/Commercial Single-Tenant Lease Agreement Dated March 3, 2000 between the Registrant and Rose Ventures II (6)
 10.13 Loan and Security Agreement Dated June 29, 2001 between the Registrant and Bank of the West (9)
 10.14 Amendment No. Two to Loan and Security Agreement Dated June 29, 2001 between the Registrant and Bank of the West (10)
 10.15 Commercial Mortgage Financing Agreement between Micrel, Incorporated and Bank of the West, dated September 27, 2002 (11)
 10.16 Credit Agreement between the Registrant and Bank of The West dated June 30, 2003 (12)


 14.1    Micrel, Incorporated Code of Ethics for Senior Officers
 23.1    Consent of Independent Accountants
 23.2    Independent Auditors' Consent
 24.1    Power of Attorney. (See Signature Page.)

 31 Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32 Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

(7) Incorporated by reference to exhibit 3.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2000.



(8) Incorporated by reference to exhibit 10.1 filed with the Company's registration statement on Form S-3 filed with the S.E.C. on June 22, 2001.

(9) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2001.

(10) Incorporated by reference to exhibit 10.16 filed with the Company's annual report on Form 10-K for the period ended
       December 31, 2002.

(11) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended September 30, 2002.

(12) Incorporated by reference to exhibit 10.1 filed with the Company's quarterly report on Form 10-Q for the period ended June 30, 2003.

(13) Incorporated by reference to exhibit 1 filed with the Company's Schedule Proxy Statement on Schedule 14A dated May 9, 2003.

                                                                   Exhibit 23.1
CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-70876, 333-63620 and 333-37808) and S-8 (No.
333-63618, 33-87222, 33-90396, 333-10167, 333-89223 333-52136, 333-37832 and
333-105862) of Micrel, Incorporated (the "Company"), of our report dated March 4, 2004, except for Note 7, as to which the date is as of March 11, 2004, relating to the financial statements and financial statement schedule, which appear in the Company's annual report on Form 10-K for the year ended December 31, 2003.



/s/ PricewaterhouseCoopers LLP
San Jose, California
March 15, 2004

                                                                  Exhibit 23.2

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement Nos. 333-70876, 333-63620 and 333-37808 of Micrel, Incorporated on Form S-3 and in Registration Statement Nos. 333-105862, 333-63618, 33-87222, 33-90396, 333-
10167, 333-89223, 333-52136 and 333-37832 of Micrel, Incorporated on Form S-8
of our report dated January 28, 2002 relating to the consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows of Micrel, Incorporated for the year ended December 31, 2001 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the retroactive effect given in the consolidated financial statements for the pooling of interests between Micrel, Incorporated and Kendin Communications, Inc.), appearing in this Annual Report on Form 10-K of Micrel, Incorporated for the year ended December 31, 2003.


Deloitte & Touche LLP

San Jose, California
March 15, 2004

                                                                     Exhibit 31

                    Certification of Chief Executive Officer
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Raymond D. Zinn, certify that:

1.   I have reviewed this annual report on Form 10-K of Micrel, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   March 15, 2004                  /S/ Raymond D. Zinn
                                            ----------------------------
                                            Raymond D. Zinn
                                            President, Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)

                    Certification of Chief Financial Officer
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Richard D. Crowley, certify that:

1.   I have reviewed this annual report on Form 10-K of Micrel, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:   March 15, 2004                  /S/ Richard D. Crowley
                                       -----------------------------------
                                       Richard D. Crowley
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                                                                     Exhibit 32
                               Certifications of
              Chief Executive Officer and Chief Financial Officer
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act Of 2002

       In connection with the Annual Report of Micrel, Incorporated (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond D. Zinn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2. That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   March 15, 2004                    /S/ Raymond D. Zinn
                                          --------------------------------
                                          Raymond D. Zinn
                                          President, Chief Executive Officer
                                          and Director
                                          (Principal Executive Officer)

       In connection with the Annual Report of Micrel, Incorporated (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard D. Crowley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2. That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March 15, 2004                    /S/ Richard D. Crowley
                                          --------------------------------
                                          Richard D. Crowley
                                          Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)