Form 10-Q
period 2004-03-31
MICREL INC
filed 2004-05-10
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2004.

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


As of April 30, 2004 there were 92,322,402 shares of common stock, no par value, outstanding.

                             MICREL, INCORPORATED
                                   INDEX TO
                             REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                                          Page
                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets - March 31, 2004 and
           December 31, 2003                                                 3

          Condensed Consolidated Statements of Operations - Three Months
           Ended March 31, 2004 and 2003                                     4

          Condensed Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 2004 and 2003                                     5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        27

Item 4.   Controls and Procedures                                           27

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 28

Item 2.   Changes in Securities and Use of Proceeds                         28

Item 6.   Exhibits and Reports on Form 8-K                                  28


          Signature                                                         29

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                      (In thousands, except share amounts)

                                                       March 31,  December 31,
                                                         2004        2003 (1)
                                                      ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  136,138   $  140,059
  Short term investments                                   7,000          --
  Accounts receivable, net                                38,133       33,084
  Inventories                                             34,322       31,108
  Other current assets                                     2,646        2,132
  Deferred income taxes                                   32,449       34,294

                                                      ----------   ----------
    Total current assets                                 250,688      240,677

PROPERTY, PLANT AND EQUIPMENT, NET                        87,904       87,993
DEFERRED INCOME TAXES                                      2,275        2,483
INTANGIBLE ASSETS, NET                                     8,606        5,771
OTHER ASSETS                                                 393          515
                                                      ----------   ----------
TOTAL                                                 $  349,866   $  337,439
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $   16,331   $   12,897
  Taxes payable                                            7,603        7,627
  Deferred income on shipments to distributors            14,435       12,272
  Other current liabilities                               16,536       12,152
  Current portion of long-term debt                          578          703
                                                      ----------   ----------
    Total current liabilities                             55,483       45,651

LONG-TERM DEBT                                             3,519        3,280
OTHER LONG-TERM OBLIGATIONS                                4,487        4,899

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                              --           --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2004 - 92,427,754 shares;
   2003 - 92,522,513 shares                              157,325      160,015
  Deferred stock compensation                             (3,070)      (3,954)
  Accumulated other comprehensive loss                       (26)         (25)
  Retained earnings                                      132,148      127,573
                                                      ----------   ----------
    Total shareholders' equity                           286,377      283,609
                                                      ----------   ----------
TOTAL                                                 $  349,866   $  337,439
                                                      ==========   ==========

(1) Derived from the audited balance sheet included in the Annual Report on Form 10-K of Micrel, Incorporated for the year ended December 31, 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2004         2003
                                                      ----------   ----------
NET REVENUES                                          $   61,261   $   50,955


COST OF REVENUES*                                         33,717       30,411
                                                      ----------   ----------

GROSS PROFIT                                              27,544       20,544
                                                      ----------   ----------

OPERATING EXPENSES:
  Research and development                                10,556       12,689
  Selling, general and administrative                      8,866        6,992
  Amortization of deferred stock compensation*               595          766
  Purchased in-process technology                            480          --
                                                      ----------   ----------
    Total operating expenses                              20,497       20,447
                                                      ----------   ----------

INCOME FROM OPERATIONS                                     7,047           97
OTHER INCOME, NET                                            249          166
                                                      ----------   ----------
INCOME BEFORE INCOME TAXES                                 7,296          263
PROVISION FOR INCOME TAXES                                 2,721           89
                                                      ----------   ----------
NET INCOME                                            $    4,575   $      174
                                                      ==========   ==========

NET INCOME PER SHARE:
  Basic                                               $     0.05   $     0.00
                                                      ==========   ==========
  Diluted                                             $     0.05   $     0.00
                                                      ==========   ==========

WEIGHTED AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                                                   92,518       92,039
                                                      ==========   ==========
  Diluted                                                 95,249       92,739
                                                      ==========   ==========


* Amortization of deferred stock compensation
related to:
   Cost of revenues                                   $      193   $      301
                                                      ==========   ==========
   Research and development                           $      218   $      509
   Selling, general and administrative                       377          257
                                                      ----------   ----------
     Total                                            $      595   $      766
                                                      ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2004         2003
                                                      ----------   ----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                          $    4,575   $      174
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          6,441        7,593
    Stock based compensation                                 788        1,067
    Purchased in-process technology                          480          --
    Deferred income taxes                                  2,493          370
    Changes in operating assets and liabilities:
     Accounts receivable                                  (4,375)        (757)
     Inventories                                          (3,034)       1,035
     Prepaid expenses and other assets                      (250)      (1,072)
     Accounts payable                                      3,023          134
     Income taxes                                            185         (274)
     Other accrued liabilities                             2,579        1,962
     Deferred income on shipments to distributors          2,163        1,857
                                                      ----------   ----------
       Net cash provided by operating activities          15,068       12,089
                                                      ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (5,954)      (5,779)
  Purchase of intangible assets                           (1,030)         --
  Purchases of short-term investments                     (7,001)         --
  Purchase of BlueChip Communications, net of
   cash acquired                                          (2,033)         --
                                                      ----------   ----------
    Net cash used by investing activities                (16,018)      (5,779)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                              (168)        (308)
  Proceeds from the issuance of common stock, net          1,406          535
  Repurchase of common stock                              (4,209)         --
                                                      ----------   ----------
    Net cash provided (used) by financing activities      (2,971)         227
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (3,921)       6,537

CASH AND CASH EQUIVALENTS - Beginning of period          140,059      117,363
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS - End of period             $  136,138   $  123,900
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $       98   $      194
                                                      ==========   ==========
  Income taxes                                        $       62   $      --
                                                      ==========   ==========
Non-cash transactions:
  Deferred stock compensation (reversal)              $      (96)  $   (1,219)
                                                      ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES


Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. This financial data should also be read in conjunction with the Company's critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted average shares used in computing earnings per share is as follows (in thousands):

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2004         2003
                                                      ----------   ----------
Weighted average common shares outstanding                92,518       92,039
Dilutive effect of stock options outstanding
 using the treasury stock method                           2,731          700
                                                      ----------   ----------

Shares used in computing diluted net income
 per share                                                95,249       92,739
                                                      ==========   ==========

For the three months ended March 31, 2004 and 2003, 2.4 million and 4.2 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

Stock Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Deferred stock compensation balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of March 31, 2004 total unamortized stock compensation was $3.1 million.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company applied the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations for the fair value of stock options were made using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2004 and 2003, respectively: expected life, 60 months; stock volatility, 81.7% and 85.8%; risk free interest rates, 2.8% and 2.92%; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 6 months; stock volatility, 81.7% in 2004 and 86.1% in 2003; risk free interest rates, 1.98% in 2004 and 1.92% in 2003; and no dividends during the term.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


SFAS No. 148 was issued in December 2002 and amended SFAS No. 123 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The following table illustrates the effect on the Company's net income and net income per share if it had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards. (in thousands, except per share amounts):

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------

                                                         2004         2003
                                                      ----------   ----------
Net income as reported                                $    4,575   $      174
                                                      ==========   ==========
Add:  stock-based employee compensation
 expense included in reported net income,
 net of tax effects                                          479          649
Deduct:  stock-based employee compensation
 expense determined under fair value based
 method, net of tax effects                               (3,035)      (3,351)
                                                      ----------   ----------
Pro forma net income (loss)                           $    2,020   $   (2,528)
                                                      ==========   ==========
Net income per share as reported:
  Basic                                               $     0.05   $     0.00
                                                      ==========   ==========
  Diluted                                             $     0.05   $     0.00
                                                      ==========   ==========

Pro forma net income (loss) per share:
  Basic                                               $     0.02   $    (0.03)
                                                      ==========   ==========
  Diluted                                             $     0.02   $    (0.03)
                                                      ==========   ==========



2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB" or the "Board") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued a revision of FIN 46 that delays the implementation date for certain interests created or acquired prior to January 31, 2003 until the first interim or annual period ending after March 15, 2004. The adoption of this statement had no material effect on the Company's consolidated financial statements.

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

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   INVENTORIES

Inventories consist of the following (in thousands):

                                                       March 31,  December 31,
                                                         2004         2003
                                                      ----------   ----------
   Finished goods                                     $   12,063    $   9,787
   Work in process                                        21,490       20,425
   Raw materials                                             769          896
                                                      ----------   ----------
                                                      $   34,322   $   31,108
                                                      ==========   ==========



4.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at March 31, 2004, and there were $550,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.0% at March 31, 2004), or the bank's revolving offshore rate, which approximates LIBOR (1.11% at March 31, 2004) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2004.

In September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.0% at March 31, 2004), or adjustable monthly LIBOR (1.11% at March 31, 2004) plus 1.5%. The principal balance of the loan shall be paid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance, with no early payment penalty. In December 2003, the company repaid $7.0 million of loan, resulting in a remaining loan balance of $3.4 million at March 31, 2004. The mortgage agreement contains certain restrictive covenants with which the Company was in compliance at March 31, 2004.

As of March 31, 2004, the Company had $3.6 million under term notes outstanding.


5.   SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2004, two customers, a world wide distributor and an Asian based stocking representative, accounted for $10.2 million (17%) and $6.1 million (10%) of net revenues, respectively. During the three months ended March 31, 2003, the same two customers accounted for $8.0 million (16%) and $5.1 million (10%) of net revenues, respectively.
No direct original equipment manufacturer ("OEM") accounted for more than 10% of net revenues.

As of March 31, 2004, one customer, an Asian based stocking representative, accounted for 11% of net accounts receivable. At December 31, 2003, two customers accounted for 19% and 13% of total accounts receivable.


6.   COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $4.6 million and $173,000 for the three months ended March 31, 2004 and 2003, respectively.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.   SEGMENT REPORTING

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information and operates in two reportable segments: standard products and custom and foundry products. The chief operating decision maker evaluates segment performance based primarily on revenue. Accordingly, all expenses are not allocated to segments. Therefore, it is not practical to show profit or loss by operating segments. Also, the chief operating decision maker does not assign assets to these segments. Consequently, it is not practical to show assets by operating segments.

                            Net Revenues by Segment
(dollars in thousands)
                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2004         2003
                                                      ----------   ----------
  Net Revenues:
  Standard Products                                   $   58,634   $   45,254
  Custom and Foundry Products                              2,627        5,701
                                                      ----------   ----------
    Total net revenues                                $   61,261   $   50,955
                                                      ==========   ==========
  As a Percentage of Total Net Revenues:
  Standard Products                                          96%           89%
  Custom and Foundry Products                                 4            11
                                                      ----------   ----------
    Total net revenues                                       100%         100%
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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a

competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company on a motion, finding the patent to be invalid under the "on sale bar" defense as the plaintiff had placed ICs containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. Linear appealed the trial Court's decision to the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. On December 28, 2001, the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. After the Company's Petition for Rehearing En Banc by the Court of Appeal was denied, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States, which Linear opposed. On May 19, 2003, the Supreme Court denied the Petition for Writ of Certiorari. The District Court subsequently determined a schedule for further discovery and hearing matters before the Court. A claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. Furthermore, the parties have attended three settlement conferences before the District Court. The Company intends to continue to defend itself against the claims alleged in this litigation.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9.   STOCK REPURCHASE PROGRAM

On March 11, 2004 Micrel's Board of Directors amended the Company's common stock repurchase program and authorized the repurchase of common stock up to a maximum value of $25 million during the year 2004. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. The Company repurchased 285,050 shares of its common stock for $4.2 million during the quarter ended March 31, 2004.


10.   CLOSURE OF WAFER FABRICATION FACILITY

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

During the third quarter of 2003, the Company also incurred and paid severance costs of $320,000 related to the termination of 46 employees associated with the wafer fabrication facility closure. The affected employees consisted primarily of wafer fabrication operators and maintenance technicians. These termination costs have been reported as restructuring expense in the statement of operations.

A summary of restructuring expense accrual is as follows: ($000)

                                             Contractual
                                  Severance   Facility    Equipment
                                    Costs       Costs      Disposal    Total
                                  ---------  -----------  ---------  ---------
Balance December 31, 2002         $     --    $   4,536   $   1,000  $   5,536
2003   Charges                          320         466        (500)       286
       Uses                            (320)       (883)        (89)    (1,292)
                                  ---------   ---------   ---------  ---------
Balance December 31, 2003         $     --    $   4,119   $     411  $   4,530
2004   Charges                          --          --          --         --
       Uses                             --         (416)        (43)      (459)

                                  ---------   ---------   ---------  ---------
Balance March 31, 2004            $     --    $   3,703   $     368  $   4,071
                                  =========   =========   =========  =========

Of the $4.1 million in accrued restructuring costs, $2.0 million has been classified as other current liabilities and the remaining $2.1 million has been classified as other long-term obligations as of March 31, 2004. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Actual future costs or actual sublease income may be different than these estimates and could require an adjustment to restructuring expense in the period such determination is made.


11.   ACQUISITION

On March 3, 2004, Micrel acquired a controlling interest in BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance Radio Frequency integrated circuits and modules for the actuation and connectivity markets. Micrel acquired approximately 94% of the outstanding BlueChip securities and options to purchase BlueChip securities in a cash-for-stock transaction. Under the terms of the agreement, Micrel paid approximately $2 million and incurred approximately $300,000 in direct acquisition costs for the outstanding BlueChip securities and options. Also, Micrel will pay additional consideration of approximately $1 million if certain revenue and gross profit targets are met by the BlueChip operation during calendar year 2004. The acquisition was accounted for as a purchase under SFAS 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



have been included in the Company's condensed consolidated financial statements.

An amount of $480,000 was allocated to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, for which the Company recorded a charge to the line item purchased in-process technology in the condensed consolidated statement of operations for the three months ended March 31, 2004. In addition, $1.7 million was allocated to existing technology and $450,000 was allocated to customer relationships and are included in intangible assets in the accompanying condensed consolidated balance sheet. These intangible assets are expected to be amortized over their useful lives of five and three years, respectively. The amounts assigned to existing technology, customer relationships and purchased in-process technology were valued by an independent appraisal firm based on management's forecast of future revenues, cost of revenues and operating expenses related to the purchased technologies. The calculation gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions, individual product cycles, and the estimated lives of each of the products underlying the technology. In-process research and development costs consist of five research and development projects that had not yet reached technological feasibility at the time of acquisition.

The Company has not presented supplemental pro-forma results of operations reflecting the impact of the BlueChip acquisition as the effect is not material.

In addition, Micrel has recorded an intangible asset of $800,000 for the license of certain developed technology pursuant to a pre-acquisition development and license agreement which was entered into with BlueChip in 2001. This intangible asset is being amortized over its estimated useful life of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

    The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2003.

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

   The Company's objective was to align its cost structure with the reduced revenue levels while retaining sufficient manufacturing capacity, and sustaining a level of research and development investment that should facilitate future growth. In addition to reducing discretionary spending and payroll costs, the Company sought to significantly reduce its manufacturing costs. One of the Company's most significant cost reduction actions was the consolidation of its Santa Clara, California wafer fabrication operation into its San Jose, California wafer fabrication facility. This action commenced in 2002 and was completed in 2003. By the end of 2003, the Company's manufacturing cost reduction efforts had offset a substantial portion of the erosion in gross profit resulting from the decline in average selling prices. The Company continued to invest in research and development at a rate in excess of 20% of revenues while selling, general and administrative spending was reduced to a level in 2003 which approached 1999 spending. Throughout the 2001 to 2003 period the Company continued to generate positive cash flows from operations.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



    In the first quarter of 2004, demand for the Company's products continued to grow. New order rates increased compared with both the first and fourth quarters of 2003. Since new order rates in the first quarter were greater than revenues, the backlog of orders at the end of March was at its highest level in over three years. Strength in demand from customers serving the industrial and wireline communications end markets offset seasonal slowness in demand from customers in the computing and wireless handset markets, resulting in higher revenues on both a sequential and year-over-year basis. The combination of higher revenues, a richer, higher margin sales mix and lower manufacturing costs led to an improved gross profit margin of 45% in the first quarter. Operating expenses were essentially level with the first quarter of 2003, which resulted in almost 100% of the year-over-year increase in gross profit falling through to increase operating profit. The Company expects that future revenue increases would result in increased operating expenses and that there can be no assurance that future revenue increases would result in the same high rate of incremental operating profit increases.

    On March 3, 2004, Micrel acquired a controlling interest in BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance Radio Frequency integrated circuits and modules for the actuation and connectivity markets. The acquisition was accounted for as a purchase under SFAS 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward have been included in the Company's condensed consolidated financial statements. In addition, $480,000 was expensed to purchased in-process technology in the three months ended March 31, 2004 (see Note 11 of Notes to Condensed Consolidated Financial Statements).

    The Company derives a substantial portion of its net revenues from standard products. For the three months ended March 31, 2004 and 2003 the Company's standard products sales accounted for 96% and 89%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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


Critical Accounting Policies and Estimates

   The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10 K for the year ended December 31, 2003.

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

   Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net deferred tax assets of $34.7 million as of March 31, 2004. The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

   Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation (see
Note 8 of Notes to Condensed Consolidated Financial Statements) and has not accrued a liability for such litigation. The Company regularly evaluates current information available to determine whether such accruals should be made. An estimated liability would be accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the Company were to determine that such a liability was probable and could be reasonable estimated, the adjustment would be charged to income in the period such determination was made.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                        2004            2003
                                                      -------         -------
Net revenues                                            100.0%          100.0%
Cost of revenues                                         55.0            59.7
                                                      -------         -------
   Gross profit                                          45.0            40.3
                                                      -------         -------
Operating expenses:
  Research and development                               17.2            24.9
  Selling, general and administrative                    14.5            13.7
   Amortization of deferred stock compensation            1.0             1.5
   Purchased in-process technology                        0.8              --
                                                      -------         -------
    Total operating expenses                             33.5            40.1
                                                      -------         -------
Income from operations                                   11.5             0.2
Other income, net                                         0.4             0.3
                                                      -------         -------
Income before income taxes                               11.9             0.5
Provision for income taxes                                4.4             0.2
                                                      -------         -------
Net income                                                7.5%            0.3%
                                                      =======         =======

   Net Revenues. For the three months ended March 31, 2004, net revenues increased 20% to $61.3 million from $51.0 million for the same period in the prior year. This increase was primarily due to increased standard products revenues, which were partially offset by decreased custom and foundry products revenues. The Company derives a substantial portion of its net revenues from standard products, which represented 96% and 89%, respectively, of net revenues for the three months ended March 31, 2004 and 2003.

    Standard products revenues increased 29% to $58.6 million, for the three months ended March 31, 2004, from $45.3 million for the same period in the prior year. The increase resulted primarily from increased unit shipments of industrial, high bandwidth communications and network communications products.

    Custom and foundry products revenues decreased 54% to $2.6 million representing 4% of net revenues, for the three months ended March 31, 2004, from $5.7 million or 11% of net revenues for the same period in the prior year. The decrease resulted primarily from the cessation of low margin foundry business with a single customer, Lexmark.

    Customer demand for semiconductors can change quickly and unexpectedly. As a result of the slowing global economy, a rapid build-up of semiconductor inventories in global sales channels occurred during 2001, causing lead times for components to fall precipitously. Although it is generally believed that industry wide channel inventories have decreased substantially since 2001, the short lead time environment continued from the middle of 2001 through the end of 2003 as a result of underutilization of manufacturing capacity and relatively high levels of work-in-process inventories within the semiconductor industry. From the middle of 2001 through 2003, customers perceived that semiconductor components were readily available and ordered only for their short-term needs, resulting in historically low order backlog levels. The Company's revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company's lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. The Company averaged approximately 55% turns fill per quarter during 2003.

    The turns fill for the first quarter of 2004 was approximately 45%. The Company experienced an increase in order rates and backlog in the second half of 2003 which continued in the first quarter of 2004, indicating that demand for semiconductors may be increasing and that customers may be becoming more concerned about product availability. When lead times, order backlog and industry-wide capacity utilization increase, as they have since the fourth

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarter of 2003, the semiconductor industry historically has experienced four to six quarters of growth. However, the sustainability of improved customer demand is uncertain and highly dependent on economic conditions. Although the Company's order backlog at the end of March was at the highest level in over three years, the turns fill requirement, together with the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require the Company to continue to carry higher levels of inventory.

    International sales represented 76% and 68% of net revenues for the three months ended March 31, 2004 and 2003, respectively. On a dollar basis, international sales increased 34% to $46.6 million for the three months ended March 31, 2004 from $34.8 million for the comparable period in 2003. This increase resulted primarily from increased shipments of industrial, high bandwidth communications and network communications products, primarily in Asia and to a lesser extent Europe.

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

    Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 45% for the three months ended March 31, 2004 from 40% for the comparable period in 2003. This increase in gross margin resulted primarily from a greater sales mix of higher margin products. During the quarter the company reduced sales of low margin foundry products and increased sales of higher margin high bandwidth communications products. In addition, the Company benefited from decreased wafer fabrication costs resulting from the Company's wafer fabrication consolidation project (see Note 10 of Notes to Condensed Consolidated Financial Statements) and lower costs for external assembly and test manufacturing services and the sale of approximately $1 million of previously reserved inventory. Facility and equipment capacity utilization of the Company's San Jose, CA wafer fabrication facility was approximately 50% for the three months ended March 31, 2004 and 2003.

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

    Research and development expenses represented 17% and 25% as a percentage of net revenues, for the three months ended March 31, 2004 and 2003, respectively. On a dollar basis, research and development expenses decreased $2.1 million or 17% to $10.6 million for the three months ended March 31, 2004 from $12.7 million for the comparable period in 2003. The decrease was primarily due to decreased prototype fabrication costs combined with reduced staffing costs and reduced mask costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

    Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 15% and 14% for the three months ended March 31, 2004 and 2003, respectively. On a dollar basis, selling, general and administrative expenses increased $1.9 million or 27% to $8.9 million for the three months ended March 31, 2004 from $7.0 million for the comparable period in 2003. The dollar increases were principally attributable to increased commissions related to higher revenues, increased outside legal costs and increased staffing costs.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Purchased in-process technology. Associated with the acquisition of BlueChip, Micrel allocated $2.6 million of the total purchase cost to intangible assets. Of that amount, $480,000 was expensed to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, in the three months ended March 31, 2004. The remaining intangible assets of $2.1 million, consisting of $1.7 million existing technology and $450,000 customer relationships, are included in intangible assets in the accompanying balance sheets and are being amortized over their useful lives of three to five years (see Note 11 of Notes to Condensed Consolidated Financial Statements). The amortization of these intangible assets included in the three months ended March 31, 2004 was $36,000 and is estimated to be $143,000 in each remaining quarter of 2004.

    Other Income, Net. Other income, net reflects interest income from investments in short-term, investment-grade, securities and money market funds offset by interest expense incurred on term notes, combined with other non-operating income or expenses. Other income, net increased $83,000 to $249,000 for the three months ended March 31, 2004 from $166,000 for the comparable period in 2003. The increase was primarily due to decreased interest expense resulting from a decrease in average debt.

    Provision for Income Taxes. For the three months ended March 31, 2004, the provision for income taxes was 37% of pretax income, as compared to 34% for the comparable period in 2003. The income tax provision for the three months ended March 31, 2004 is based on the Company's estimated annual effective tax rate of 35%, but includes an adjustment for the purchased in-process technology charge which is non-deductible for income tax purposes. The estimated provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes and state research and development credits.

Liquidity and Capital Resources

    Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2004, consisted of cash and short-term investments of $143 million and a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at March 31, 2004 and there were $550,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.0% at March 31, 2004), or the bank's revolving offshore rate, which approximates LIBOR (1.11% at March 31, 2004) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2004.

    In September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.0% at March 31, 2004), or adjustable monthly LIBOR (1.11% at March 31, 2004) plus 1.5%. The principal balance of the loan shall be paid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance, with no early payment penalty. In December 2003, the company repaid $7.0 million of the loan, resulting in a remaining loan balance of $3.4 million at March 31, 2004. The mortgage agreement contains certain restrictive covenants with which the Company was in compliance at March 31, 2004.

    The Company generated $15.1 million in cash flows from operating activities for the three months ended March 31, 2004 as compared to $12.1 million for the same period in the prior year. This cash flow increase resulted primarily from an increase in net income adjusted for non-cash activities combined with an increase in current liabilities, which were partially offset by an increase in current assets.


    The $15.1 million in cash flows from operating activities generated by the Company, during the three months ended March 31, 2004, were primarily attributable to a net income of $4.6 million plus additions for non-cash activities of $10.2 million combined with a $7.9 million increase in current liabilities, which was partially offset by a $4.4 million increase in

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

accounts receivables, as a result of increased revenues and increased shipments of product in the last month of the quarter and a $3.0 million increase in inventories.

    The cash flows from operating activities generated by the Company in the three months ended March 31, 2003 were primarily attributable to a net income of $174,000 plus additions for non-cash activities of $9.0 million combined with a $3.7 million increase in current liabilities, which was partially offset by a $794,000 increase in current assets.

    The Company's investing activities during the three months ended March 31, 2004 used cash of $16.0 million for $7.0 million in purchases of short term investments, $6.0 million in purchases of property, plant and equipment, $2.0 million for the purchase of BlueChip and $1.0 million for the purchase of intangible assets. Cash used by investing activities during the three months ended March 31, 2003 resulted from the purchase of $5.8 in net purchases of property, plant and equipment.

    The Company's financing activities during the three months ended March 31, 2004 used $3.0 million in cash primarily for the repurchase of $4.2 million of the Company's common stock, which was partially offset by $1.4 million in proceeds form employee stock transactions. Cash provided by financing activities during the three months ended March 31, 2003 was $227,000 and resulted from $535,000 in proceeds from employee stock transactions, which was partially offset by $308,000 in repayments of long-term debt.

    The Company currently intends to purchase approximately $20 million to $30 million in capital equipment and improvements during 2004 primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase $25.0 million of its common stock through December 31, 2004. The Company expects that its cash requirements through 2004 will be met by its cash from operations, existing cash balances and short-term investments, and its credit facility. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, and future debt or equity financings as required.

Recently Issued Accounting Standards

    Please refer to Note 2 of Notes to Condensed Consolidate Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

    The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 31, 2003 has not materially changed since that report was filed. During the three months ended March 31, 2004 payments of $639,000 were made under previously existing operating leases and repayments of $168,000 were made under previously existing long-term debt agreements. Open purchase orders were approximately $21 million and are all due within one year. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment.

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

   The weakness in the global economy in 2001, 2002, and most of 2003 has caused the end markets that the Company's customers serve to grow less rapidly, or in some cases, contract. The resulting uncertainty of demand has caused most of the Company's customers to err on the side of caution until they see signs of order strength for their end products. In this environment, customers are not making large purchase commitments, instead, ordering modest quantities to fill known short-term requirements, greatly reducing the Company's visibility into customer demand. As a result, the Company's quarterly revenues remain highly dependent upon turns fill orders (orders booked and shipped in the same quarter). Although the level of order backlog has increased since the beginning of 2004, the short-term and volatile nature of customer demand makes it extremely difficult to predict near term revenues and profits.

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

   In times when economic growth and customer demand is less certain, both the semiconductor industry and the Company have experienced significant price erosion since the beginning of 2001. If this price erosion continues, it will have the effect of reducing revenue levels and gross margins in future periods.

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

   The trend for the Company's customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company's products in the future.

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

   An important part of the Company's strategy is to continue to focus on the market for high-speed communications ICs. If the recovery in the telecommunications infrastructure and wire line networking markets is not sustainable, resulting in reduced demand for the Company's high bandwidth products, the Company's future revenue growth and profitability could be adversely affected.

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

   The Company currently derives the majority of its product revenues from sales of standard analog and mixed-signal ICs and expects these products to continue to account for the majority of its revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for standard analog integrated and mixed-signal circuits, such as competition,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

   Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment would not be fully absorbed, resulting in higher average unit costs and lower profit margins. The level of new customer order rates over the past three years combined with increased efficiencies has resulted in lower capacity utilization of the Company's factories as it has attempted to match production with anticipated customer demand. The Company's gross margins have declined as a result of this reduced utilization of production capacity. Increased order rates in the second half of 2003 and the first quarter of 2004 indicate that demand for the Company's products is beginning to grow. If higher levels of demand continue for the remainder of 2004 the Company's factory utilization should increase. The Company's ability to improve gross margins as capacity utilization increases will be dependent upon the Company's ability to successfully control expenses and maintain efficiencies as production activities increase. If the recent improvement in customer demand is not sustained, or declines, and production activity is reduced in response to lower demand in the future, gross margins may deteriorate.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The cost reduction actions the Company has initiated may not be sustainable as business improves.

   The Company has implemented or initiated a variety of cost reduction actions. Although business conditions have improved in recent quarters, as customer demand continues to improve and revenues increase, it is unclear whether the Company will continue to benefit from all of the cost reduction actions that have been implemented.

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

Changes in accounting standards regarding employee stock option plans could reduce the Company's profitability, limit the desirability of granting stock options and harm the Company's ability to attract and retain employees.

The Financial Accounting Standards Board ("FASB") has issued a proposed accounting standard which would require all companies to treat the value of stock options granted to employees as an expense in the Company's Consolidated Statement of Operations .. Should the proposal become effective, Micrel and other companies that have issued stock options would be required to record a compensation expense equal to the value of each stock option granted, which would negatively impact GAAP profitability. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes and Binomial option-pricing models, use varying methods and inputs and may yield significantly different results.

The Company does not agree with the FASB proposal to treat employee stock options as compensation expense and has stated so in writing to the FASB. The Company believes that employee stock option transactions are not consistent with or comparable to other forms of employee compensation but are consistent with and comparable to an equity investment and therefore should continue to be recorded as such. The Company believes that employee stock options do not meet that part of the legal definition of compensation as payment for services rendered, since stock options are offered as an inducement prior to service. Unlike most other employee benefits, stock options are not a controllable expense, since the Company has no control over the market value of its stock and therefore has no control over the ultimate value, if any, received by the employee. Expensing a calculated value of stock options will negatively distort the Company's financial performance in a way it cannot control unless the Company ceases to issue stock options. In addition, the estimated value of employee stock options, using option-pricing models, is currently disclosed annually and quarterly in the notes to the Company's consolidated financial statements. Therefore for those investors who are concerned about the effect of employee stock options on the Company, the effect of expensing employee stock options is already reported.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


An increase in interest rates in the United States could slow economic growth which may result in slower growth in Company revenues.

   On May 4, 2004, the Federal Open Market Committee indicated in its Press Release that "the Committee believes that policy accommodation can be removed at a pace that is likely to be measured. "The financial press has interpreted this to mean that continued growth in the U.S. economy will likely cause the Federal Reserve Bank to raise interest rates. The effect of increasing interest rates can have both a positive and negative impact on the Company's financial performance. Because the Company's cash position is substantially higher than its debt level, higher interest rates can result in a higher level of net interest income. Higher interest rates can have a negative effect on the Company if higher interest rates result in slower, or negative, economic growth. Slower economic growth could cause the Company's customers to reduce the amount of product purchased form the Company.

The November 2004 election in the United States creates uncertainty for the financial markets and world economy which could negatively affect economic growth.

   A presidential and congressional election, such as the upcoming November 2004 election, can create uncertainty regarding the future of government policies which can have a direct effect on the economy in the United States. Given the influence of the U.S. economy on the global economy and the Company's customer base, concern or uncertainty arising from the 2004 election could result in a lack of confidence about the future direction of government policies. While the impact of the 2004 election on economic growth is unknown at this time, this uncertainty could result in slower economic growth and
greater caution in the purchasing behavior of the Company's customers.   This
could lead to slower than expected growth for the Company's revenues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk disclosures set forth in the Company's 2003 Form 10-K for the year ended December 31, 2003 have not changed significantly during the three months ended March 31, 2004.


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

Issuer Purchases of Equity Securities

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2004         42,550     $ 16.70          42,550           $   8,670
February 2004        75,350     $ 15.91          75,350           $   7,471
March 2004          167,150     $ 13.75         167,150           $  20,792
                  ---------                   ---------
Total               285,050     $ 14.76         285,050
                  =========                   =========

In February 2002, the Company's Board of Directs approved a plan to repurchase shares of the Company's common stock in the open market. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. The Company has previously disclosed purchase activity and amendments to this plan in its Annual and Quarterly Reports on Form 10-K and Form 10-Q in the Notes to Consolidated Financial Statements. In March 11, 2004 the Board of Directors amended the repurchase program and authorized the repurchase of common stock up to a maximum value of $25 million during the year 2004.


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

   (b) Reports on Form 8-K. During the quarter ended March 31, 2004, the Company furnished a Current Report on Form 8-K, dated January 29, 2004 announcing its financial results for the three and twelve month periods ended December 31, 2003. In addition, the Company filed a Current report on Form 8-K, dated March 3, 2004 announcing the closing of the acquisition of BlueChip Communications AS.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        MICREL, INCORPORATED
                        --------------------
                           (Registrant)



Date: May 10, 2004     By /s/ Richard D. Crowley, Jr.
                        ----------------------------
                             Richard D. Crowley, Jr.
                         Vice President, Finance and
                            Chief Financial Officer
                          (Authorized Officer and
                        Principal Financial Officer)