Form 10-Q
period 2004-06-30
MICREL INC
filed 2004-08-10
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2004.

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


As of July 30, 2004 there were 91,525,059 shares of common stock, no par value, outstanding.

                             MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2004

                                                                        Page
                                                                        ----
                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - June 30, 2004 and
          December 31, 2003                                                3

         Condensed Consolidated Statements of Operations - Three and Six
          Months Ended June 30, 2004 and 2003                              4

         Condensed Consolidated Statements of Cash Flows - Six
          Months Ended June 30, 2004 and 2003                              5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       27

Item 4.  Controls and Procedures                                          27

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                28

Item 2.  Changes in Securities and Use of Proceeds                        28

Item 4.  Submission of Matters to a Vote of Security Holders              28

Item 6.  Exhibits and Reports on Form 8-K                                 29


         Signature                                                        30

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (In thousands, except share amounts)

                                                  June 30,      December 31,
                                                    2004          2003 (1)
                                                ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  134,235      $  140,059
  Short term investments                              9,162             --
  Accounts receivable, net                           40,720          33,084
  Inventories                                        35,783          31,108
  Other current assets                                1,918           2,132
  Deferred income taxes                              27,121          34,294
                                                 ----------      ----------
    Total current assets                            248,939         240,677

PROPERTY, PLANT AND EQUIPMENT, NET                   87,645          87,993
LONG TERM INVESTMENTS                                 3,185             --
DEFERRED INCOME TAXES                                 1,955           2,483
INTANGIBLE ASSETS, NET                                8,147           5,771
OTHER ASSETS                                            406             515
                                                 ----------      ----------
TOTAL                                            $  350,277      $  337,439
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $   17,230      $   12,897
  Taxes payable                                       3,057           7,627
  Deferred income on shipments to distributors       17,569          12,272
  Other current liabilities                          12,322          12,152
  Current portion of long-term debt                     453             703
                                                 ----------      ----------
    Total current liabilities                        50,631          45,651

LONG-TERM DEBT                                        3,472           3,280
OTHER LONG-TERM OBLIGATIONS                           2,222           4,899

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value - authorized:
   5,000,000 shares; issued and outstanding: none       --              --
  Common stock, no par value - authorized:
   250,000,000 shares; issued and outstanding:
   2004 - 91,970,493 shares;
   2003 - 92,522,513 shares                         150,019         160,015
  Deferred stock compensation                        (2,215)         (3,954)
  Accumulated other comprehensive loss                  (48)            (25)
  Retained earnings                                 146,196         127,573
                                                 ----------      ----------
    Total shareholders' Equity                      293,952         283,609
                                                 ----------      ----------
TOTAL                                            $  350,277      $  337,439
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

                               MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)


                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
NET REVENUES                       $  68,996  $  49,109   $ 130,257  $ 100,064


COST OF REVENUES(1) (NOTE 11)         34,618     30,880      68,335     61,291
                                   ---------  ---------   ---------  ---------
GROSS PROFIT                          34,378     18,229      61,922     38,773
                                   ---------  ---------   ---------  ---------

OPERATING EXPENSES:
  Research and development (NOTE 11)   9,689      12,136      20,245     24,825
  Selling, general and
   Administrative (NOTE 11)            8,573       6,582      17,439     13,574
  Amortization of deferred stock
   compensation(1)                       577         915       1,172      1,681
  Purchased in-process technology       --          --          480        --
                                   ---------  ---------   ---------  ---------
    Total operating expenses          18,839     19,633      39,336     40,080
                                   ---------  ---------   ---------  ---------


INCOME (LOSS) FROM OPERATIONS         15,539     (1,404)     22,586     (1,307)

OTHER INCOME, NET                        289        181         538        347
                                   ---------  ---------   ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES     15,828     (1,223)     23,124       (960)

PROVISION (BENEFIT) FOR
 INCOME TAXES (NOTE 11)                1,780       (310)      4,501       (221)
                                   ---------  ---------   ---------  ---------

NET INCOME (LOSS)                  $  14,048  $    (913)  $  18,623  $    (739)
                                   =========  =========   =========  =========

NET INCOME (LOSS) PER SHARE:
  Basic                            $    0.15  $   (0.01)  $    0.20  $   (0.01)
                                   =========  =========   =========  =========
  Diluted                          $    0.15  $   (0.01)  $    0.20  $   (0.01)
                                   =========  =========   =========  =========

WEIGHTED-AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                               92,259     92,171      92,387     92,105
                                   =========  =========   =========  =========
  Diluted                             94,074     92,171      94,666     92,105
                                   =========  =========   =========  =========

(1)Amortization of deferred stock
    compensation:
     Included in cost of revenues  $     177  $     290   $     370  $     591
                                   =========  =========   =========  =========
     Included in operating expenses
      amortization of deferred stock
      compensation related to:
       Research and development    $     218  $     500   $     436   $  1,009
       Selling, general and
        Administrative                   359        415         736        672
                                   ---------  ---------   ---------  ---------
         Total operating expenses  $     577  $     915   $   1,172  $   1,681
                                   =========  =========   =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                         Six Months Ended
                                                             June  30,
                                                      ---------------------
                                                         2004        2003
                                                      ---------   ---------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                   $  18,623   $    (739)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                        12,704      15,087
    Stock based compensation                              1,542       2,272
    Purchased in-process technology                         480         --
    (Gain) loss on disposal of assets                        35         --
    Deferred rent                                             3          15
    Deferred income taxes                                 8,141         911
    Changes in operating assets and liabilities,
     net of effect of acquisition:
      Accounts receivable                                (6,962)        921
      Inventories                                        (4,495)      1,947
      Prepaid expenses and other assets                     465          31
      Accounts payable                                    3,922      (2,697)
      Income taxes                                       (4,238)     (1,671)
      Other accrued liabilities                          (3,903)     (1,426)
      Deferred income on shipments to distributors        5,297       1,133
                                                      ---------   ---------
        Net cash provided by operating activities        31,614      15,784
                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (11,534)    (11,547)
  Purchase of intangible assets                          (1,030)        --
  Purchases of short-term investments                    (9,185)        --
  Purchases of long-term investments                     (3,185)        --
  Purchase of BlueChip Communications, net of
   cash acquired                                         (2,033)        --
                                                      ---------   ---------
    Net cash used in investing activities               (26,967)    (11,547)
                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                             (340)       (560)
  Proceeds from the issuance of common stock, net         3,423       2,426
  Repurchase of common stock                            (13,554)        --
                                                      ---------   ---------
    Net cash provided by(used in) financing activities  (10,471)      1,866
                                                      ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (5,824)      6,103
CASH AND CASH EQUIVALENTS - Beginning of period         140,059     117,363
                                                      ---------   ---------
CASH AND CASH EQUIVALENTS - End of period             $ 134,235   $ 123,466
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                             $    185   $     365
                                                      =========   =========
  Income taxes                                        $     912   $     549
                                                      =========   =========
Non-cash transactions:
  Deferred stock compensation (reversal)              $    (197)  $  (1,318)
                                                      =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Net Income(Loss) Per Common and Equivalent Share - Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted average shares used in computing net income (loss) per share is as follows (in thousands):

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Weighted-average common shares
 outstanding                          92,259     92,171      92,387     92,105
Dilutive effect of stock  options
 outstanding using the treasury
 stock method                          1,815        --        2,279        --
                                   ---------  ---------   ---------  ---------
Shares used in computing diluted
 net income (loss) per share          94,074     92,171      94,666     92,105
                                   =========  =========   =========  =========

For the three and six months ended June 30, 2004, 4.9 million and 3.3 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2003, all stock options outstanding, 11.6 million as of June 30, 2003, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they are anti-dilutive in loss periods.

Stock Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Deferred stock compensation balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of June 30, 2004 total unamortized stock compensation was $2.2 million.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income (loss) and net income (loss) per share had the Company applied the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The Company's calculations for the fair value of stock options were made using the Black-Scholes option pricing model. Calculations are based on a multiple option valuation approach with forfeitures recognized as they occur and the following weighted average assumptions:

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Expected life (months)                 60         60          60         60
Stock volatility                      84.7%      85.8%       83.2%      85.8%
Risk free interest rates               3.8%       2.3%        3.3%       2.6%
Dividends during expected terms       none       none        none        none

The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Expected life (months)                  6          6           6          6
Stock volatility                      84.7%      85.8%       83.2%      85.8%
Risk free interest rates               1.6%       1.0%        1.3%       1.0%
Dividends during expected terms       none       none        none        none

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

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Net income (loss) as reported      $  14,048  $    (913)  $  18,623  $    (739)

Add:  stock-based employee
 compensation  expense included
 in reported net income (loss),
 net of tax effects                      458        733         938      1,381
Deduct:  stock-based employee
 compensation expense determined
 under fair value based method,
 net of tax effects                   (3,000)    (3,571)     (6,035)    (6,866)
                                   ---------  ---------   ---------  ---------
Pro forma net income (loss)        $  11,506  $  (3,751)  $  13,526  $  (6,224)
                                   =========  =========   =========  =========
Net income (loss) per share
 as reported:
  Basic                            $    0.15  $   (0.01)  $    0.20  $   (0.01)
                                   =========  =========   =========  =========
  Diluted                          $    0.15  $   (0.01)  $    0.20  $   (0.01)
                                   =========  =========   =========  =========
Pro forma net income (loss)
 per share:
  Basic                            $    0.12  $   (0.04)  $    0.15  $   (0.07)
                                   =========  =========   =========  =========
  Diluted                          $    0.12  $   (0.04)  $    0.15  $   (0.07)
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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("EITF 03-01"). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus will have a material impact on the Company's consolidated results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have any impact on the Company's calculation of net income per share.


3.   INVESTMENTS

Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified as long-term. A summary of investments at June 30, 2004 is as follows (in thousands):

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding     Holding
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------
Short-term investments           $  9,199    $  9,162    $     -     $     37

Long-term investments            $  3,196    $  3,185    $     -     $     11


4.   INVENTORIES

Inventories consist of the following (in thousands):

                                                  June 30,      December 31,
                                                    2004            2003
                                                ------------    ------------
   Finished goods                                $   14,341      $    9,787
   Work in process                                   20,587          20,425
   Raw materials                                        855             896
                                                 ----------      ----------
                                                 $   35,783      $   31,108
                                                 ==========      ==========



5.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at June 30, 2004, and there were $550,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.0% at June 30, 2004), or the bank's revolving offshore rate, which approximates LIBOR (1.6% at June 30, 2004) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 2004.

In September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.0% at June 30, 2004), or adjustable monthly LIBOR (1.6% at June 30, 2004) plus 1.5%. The principal balance of the loan shall be paid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance, with no early payment penalty. In December 2003, the company repaid $7.0 million of the loan, resulting in a remaining loan balance of $3.4 million at June 30, 2004. The mortgage agreement contains certain restrictive covenants with which the Company was in compliance at June 30, 2004.

As of June 30, 2004, the Company had $3.9 million under term notes outstanding, including the commercial mortgage loan.


6.   SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2004, three customers, a world wide distributor, an Asian based stocking representative, and a direct original equipment manufacturer ("OEM") accounted for $19.4 million (15%), $16.4 million (13%) and $13.5 million (10%) of net revenues, respectively. During the six months ended June 30, 2003, the same world wide distributor and Asian based stocking representative accounted for $12.9 million (13%) and $10.6 million (10%) of net revenues, respectively, and no direct OEM accounted for 10% or more of net revenues.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


As of June 30, 2004, one customer, an Asian based stocking representative, accounted for 20% of net accounts receivable. At December 31, 2003, two customers accounted for 19% and 13% of total accounts receivable.


7.   COMPREHENSIVE INCOME

Comprehensive income or loss, which was comprised of the Company's net income or loss for the periods and changes in unrealized gains or losses on investments, was a net income of $14.0 million and $18.6 million for the three and six months ended June 30, 2004, respectively, and a net loss of $913,000 and a net loss of $740,000 for the three and six months ended June 30, 2003, respectively.


8.   SEGMENT REPORTING

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

                            Net Revenues by Segment
                             (Dollars in thousands)

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Net Revenues:
Standard Products                  $  66,118  $  43,580   $ 124,752  $  88,834
Custom and Foundry Products            2,878      5,529       5,505     11,230
                                   ---------  ---------   ---------  ---------
   Total net revenues              $  68,996  $  49,109   $ 130,257  $ 100,064
                                   =========  =========   =========  =========

As a Percentage of Total Net Revenues:
Standard Products                        96%        89%         96%        89%
Custom and Foundry Products               4%        11%          4%        11%
                                   ---------  ---------   ---------  ---------
   Total net revenues                   100%       100%        100%       100%
                                   =========  =========   =========  =========


9.   LITIGATION AND OTHER CONTINGENCIES

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. To the extent that the Company becomes involved in such intellectual property litigation, in addition to litigation mentioned herein, it could result in substantial costs and diversion of resources to the Company and could have a material adverse effect on the Company's financial condition, results of operation or cash flows.

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

Certain additional claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operation or cash flows.


10.   STOCK REPURCHASE PROGRAM

On March 11, 2004 Micrel's Board of Directors amended the Company's common stock repurchase program and authorized the repurchase of common stock up to a maximum value of $25 million during the year 2004. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. During the six months ended June 30, 2004, the Company repurchased 1,003,100 shares of its common stock for $13.6 million.


11.   INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary differences between book and tax valuation of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net deferred tax assets of $29.1 million as of June 30, 2004. The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

During the quarter ended June 30, 2004, the Company reversed $3.8 million of accrued income tax liabilities as a result of the completion of a federal income tax audit which covered the tax years 1994 through 2001. In addition, related to the federal tax audit completion, the Company also reversed $3.9 million in accrued payroll tax liabilities. The effects of these accrued tax liability reversals on the below-noted items in the Company's statement of operations is summarized as follows:

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
     Cost of revenues              $  (1,111) $     --    $  (1,111) $     --
     Research and development         (1,697)       --       (1,697)       --
     Selling, general and
      Administrative                  (1,140)       --       (1,140)       --
     Provision (benefit) for
      income taxes                    (2,378)       --       (2,378)       --
                                   ---------  ---------   ---------  ---------
       Total                       $  (6,326) $     --    $  (6,326) $     --
                                   =========  =========   =========  =========

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The income tax provision for the three and six months ended June 30, 2004 is based on the Company's estimated annual effective tax rate of 35% of pretax income, reduced by the $3.8 million reversal of accrued income tax liabilities recorded in the quarter ended June 30, 2004 and increased by $168,000 as a result of $480,000 of non-deductible purchased in-process technology charges recorded in the three months ended March 31, 2004.


12.   CLOSURE OF WAFER FABRICATION FACILITY

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

A summary of restructuring expense accrual is as follows: ($000)

                                             Contractual
                                  Severance   Facility    Equipment
                                    Costs       Costs      Disposal    Total
                                  ---------  -----------  ---------  ---------
Balance December 31, 2002        $     --    $   4,536   $   1,000   $   5,536
2003   Charges                         320         466        (500)        286
       Uses                           (320)       (883)        (89)     (1,292)
                                 ---------   ---------   ---------   ---------
Balance December 31, 2003        $     --    $   4,119   $     411   $   4,530
                                 ---------   ---------   ---------   ---------
2004   Charges                         --          --          --          --
       Uses                            --         (828)        (51)       (879)
                                 ---------   ---------   ---------   ---------
Balance June 30, 2004            $     --    $   3,291   $     360   $   3,651
                                 =========   =========   =========   =========

Of the $3.7 million in accrued restructuring costs, $2.0 million has been classified as other current liabilities and the remaining $1.7 million has been classified as other long-term obligations as of June 30, 2004. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Actual future costs or actual sublease income may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.


13.   ACQUISITION

On March 3, 2004, Micrel acquired a controlling interest in BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance Radio Frequency integrated circuits and modules for the actuation and connectivity markets. Micrel ultimately acquired 100% of the outstanding BlueChip common stock and options to purchase BlueChip common stock in a cash-for-stock transaction. Under the terms of the agreement, Micrel paid approximately $2 million and incurred approximately $300,000 in direct acquisition costs for the outstanding BlueChip securities and options. Also, Micrel will pay additional consideration of approximately $1 million if certain revenue and gross profit targets are met by the BlueChip operation during calendar year 2004. The acquisition was accounted for as a purchase under SFAS 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward have been included in the Company's condensed consolidated financial statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


An amount of $480,000 was allocated to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, for which the Company recorded a charge to the line item purchased in-process technology in the condensed consolidated statement of operations for the three months ended March 31, 2004. In addition, $1.7 million was allocated to existing technology and $450,000 was allocated to customer relationships and are included in intangible assets in the accompanying condensed consolidated balance sheet. These intangible assets are expected to be amortized over their useful lives of five and three years, respectively. The amounts assigned to existing technology, customer relationships and purchased in-process technology were determined by management, based in part on a valuation by an independent appraisal firm based on management's forecast of future revenues, cost of revenues and operating expenses related to the purchased technologies. The calculation gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions, individual product cycles, and the estimated lives of each of the products underlying the technology. In-process research and development costs consist of five research and development projects that had not yet reached technological feasibility at the time of acquisition.

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

   The Company's objective was to align its cost structure with the reduced revenue levels while retaining sufficient manufacturing capacity, and sustaining a level of research and development investment that should facilitate future growth. In addition to reducing discretionary spending and payroll costs, the Company sought to significantly reduce its manufacturing costs. One of the Company's most significant cost reduction actions was the consolidation of its Santa Clara, California wafer fabrication operation into its San Jose, California wafer fabrication facility. This action commenced in 2002 and was completed in 2003 (see Note 12 of Notes to Condensed Consolidated Financial Statements). By the end of 2003, the Company's manufacturing cost reduction efforts had offset a substantial portion of the erosion in gross profit resulting from the decline in average selling prices. The Company continued to invest in research and development at a rate in excess of 20% of revenues while selling, general and administrative spending was reduced to a level in 2003 which approached 1999 spending. Throughout the 2001 to 2003 period the Company continued to generate positive cash flows from operations.

   As a result of its cost reduction actions, the Company returned to profitability in 2003 after recording a loss on an annual basis for the first time in its history in 2002, primarily due to the effect of charges related to the manufacturing consolidation and from the one-time acceleration of stock compensation expense due to the Company's stock option exchange offer. The first half of 2003 was characterized by the continuation of limited visibility into, and uncertainty of, customer demand. The uncertainty of demand was compounded in the first half of 2003 by events such as the war in Iraq and the outbreak of severe acute respiratory syndrome in Asia ("SARS"). The Company's quarterly revenues remained relatively flat, averaging $50 million per quarter for the first half of 2003. The Company recorded a small net loss for this period. In the second half of 2003, customer demand increased as the United States' and Asian economies began to grow more rapidly. The Company's new order rates, or bookings, grew faster than revenue in the third and fourth quarter of 2003, resulting in sequential growth in both revenues and order backlog. The growth in new orders and revenues in the second half of 2003 was driven by demand for the Company's standard products from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


customers serving the communications, computing, industrial and wireless handset end markets. Gross margins and net income increased in the second half of 2003.

   In the first quarter of 2004, demand for the Company's products increased. New order rates increased compared with both the first and fourth quarters of 2003. Customers increased order lead times in response to general concern about the availability of semiconductor component supply. Strength in demand from customers serving the industrial and wireline communications end markets offset seasonal slowness in demand from customers in the computing and wireless handset markets, resulting in higher revenues on both a sequential and year-over-year basis. The combination of higher revenues, a richer, higher margin sales mix and lower manufacturing costs led to an improved gross profit margin of 45% in the first quarter.

    In the second quarter of 2004, revenues, gross margin, operating margin and net income continued to increase. Demand for the Company's products remained solid with new order levels approximately equal to the level of revenue for the quarter. Order lead times exiting the second quarter remained about the same as the end of the first quarter. Gross profit margin increased on both a sequential and year-over-year basis. The improvement in gross margin was due primarily due to higher sales volume combined with higher factory utilization which spread fixed costs over higher unit volume, and a more favorable product mix compared with the second quarter of 2003. Second quarter and year-to-date operating expenses were approximately $800 thousand less than the year ago period due to the reversal of $2.8 million of accrued payroll tax liabilities associated with the conclusion of a tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements). Operating profit and net income increased for the fourth consecutive quarter. The Company is making progress toward its goal of returning to quarterly profit margin levels that were achieved prior to the year 2000.

    On March 3, 2004, Micrel acquired a controlling interest in BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance Radio Frequency integrated circuits and modules for the actuation and connectivity markets. The acquisition was accounted for as a purchase under SFAS 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward have been included in the Company's condensed consolidated financial statements. In addition, $480,000 was expensed to purchased in-process technology in the three months ended March 31, 2004 (see Note 13 of Notes to Condensed Consolidated Financial Statements).

    The Company derives a substantial portion of its net revenues from standard products. For each of the three and six month periods ended June 30, 2004 the Company's standard products sales accounted for 96%, of the Company's net revenues as compared to 89% for the comparable periods in 2003. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

   Income Taxes. Deferred tax assets and liabilities result primarily from temporary differences between book and tax valuation of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net deferred tax assets of $29.1 million as of June 30, 2004. The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.
Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

   In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due. Actual tax liabilities may be different than the recorded estimates and could result in an additional charge or benefit to the tax provision in the period

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

when the ultimate tax assessment is determined. During the quarter ended June 30, 2004, the Company reversed $3.8 million of accrued income tax liabilities as a result of the completion of a federal income tax audit which covered the tax years 1994 through 2001. This reversal of accrued income tax liabilities has been recorded as a reduction to provision for income taxes in the three months ended June 30, 2004. In addition, related to the federal tax audit completion, the Company also reversed $3.9 million in accrued payroll tax liabilities. This reduction in accrued payroll tax liabilities has been recorded as a $1.1 million reduction in cost of revenues, a $1.7 million reduction in research and development expense and a $1.1 million reduction in selling, general and administrative expense in the three months ended June 30, 2004.

   Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation (see
Note 9 of Notes to Condensed Consolidated Financial Statements) and has not accrued a liability for such litigation. The Company regularly evaluates current information available to determine whether such accruals should be made. An estimated liability would be accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the Company were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Net revenues                          100.0%     100.0%      100.0%     100.0%
Cost of revenues                       50.2       62.9        52.5       61.3
                                   ---------  ---------   ---------  ---------
  Gross profit                         49.8       37.1        47.5       38.7
                                   ---------  ---------   ---------  ---------
Operating expenses:
  Research and development             14.0       24.7        15.5       24.8
  Selling, general and
   Administrative                      12.4       13.4        13.3       13.5
  Amortization of deferred
   stock compensation                   0.9        1.9         0.9        1.7
  Purchased in-process technology        -          -          0.4         -
                                   ---------  ---------   ---------  ---------
    Total operating expenses           27.3       40.0        30.1       40.0
                                   ---------  ---------   ---------  ---------
Income (loss) from operations          22.5       (2.9)       17.4       (1.3)
Other income (loss), net                0.4        0.4         0.4        0.4
                                   ---------  ---------   ---------  ---------
Income (loss) before income taxes      22.9       (2.5)       17.8       (0.9)
Provision (benefit) for
 income taxes                           2.5       (0.6)        3.5       (0.2)
                                   ---------  ---------   ---------  ---------
Net income(loss)                       20.4%      (1.9)%      14.3%      (0.7)%
                                   =========  =========   =========  =========

   Net Revenues. For the three months ended June 30, 2004, net revenues increased 40% to $69.0 million from $49.1 million for the same period in the prior year. For the six months ended June 30, 2003, net revenues increased 30% to $130.3 million from $100.1 million for the same period in the prior year. These increases were primarily due to increased standard products revenues, which were partially offset by decreased custom and foundry products revenues.

    Standard products revenues increased 52% to $66.1 million, for the three months ended June 30, 2004, from $43.6 million for the same period in the prior year. For the six months ended June 30, 2004, standard products revenues increased 40% to $124.8 million from $88.8 for the same period in the prior year. These increases resulted primarily from increased unit shipments of standard products to the industrial, telecommunications and high bandwidth communications products end markets.

    Custom and foundry products revenues decreased 48% to $2.9 million representing 4% of net revenues, for the three months ended June 30, 2004, from $5.5 million or 11% of net revenues for the same period in the prior year. For

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

the six months ended June 30, 2004, custom and foundry products revenues decreased 51% to $5.5 million from $11.2 for the same period in the prior year. The decrease resulted primarily from the cessation of low margin foundry business with a single customer, Lexmark.

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

    The turns fill for the first and second quarters of 2004 was approximately 45% and 35% respectively. The Company experienced an increase in order rates and backlog in the six months ended June 30, 2004 as compared to the same period in 2003, which may indicate that demand for semiconductors is increasing and that customers may be becoming more concerned about product availability. When lead times, order backlog and industry-wide capacity utilization increase, the semiconductor industry historically has experienced growth. However, the sustainability of improved customer demand is uncertain and highly dependent on economic conditions. Lead times and order backlog for the Company's products stabilized in the second quarter after increasing in the first quarter of 2004 which may indicate that customers are becoming more comfortable with the available supply of semiconductor components. As a result, turns fill may need to increase in order for the Company to grow revenues in future periods. Turns fill requirement, together with the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require the Company to continue to carry higher levels of inventory.

    International sales represented 76% and 68% of net revenues for the three months ended June 30 2004 and 2003, respectively. On a dollar basis, international sales increased 56% to $52.1 million for the three months ended June 30, 2004 from $33.3 million for the comparable period in 2003. For the six months ended June 30, 2004 and 2003, international sales represented 76% and 68% of net revenues, respectively. On a dollar basis, international sales increased 45% to $98.7 million for the six months ended June 30, 2004 from $68.2 million for the comparable period in 2003. These increases resulted primarily from increased shipments of industrial, telecommunications and high bandwidth communications products, primarily in Asia and to a lesser extent Europe.

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

    Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 50% for the three months ended June 30, 2004 from 37% for the comparable period in 2003. For the six months ended June 30, 2004, gross margin increased to 48% from 39% for the comparable period in 2003. These increases in gross margin resulted primarily from a greater sales mix of higher margin products, decreased wafer fabrication costs, decreased external assembly and test costs, and the reversal of $1.1 million of accrued payroll tax liabilities associated with the conclusion of a tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements). During the three and six months ended June 30, 2004, the company reduced sales of low margin foundry products and increased sales of higher margin analog and high bandwidth communications standard products as compared to the same periods in 2003. In addition, the Company benefited from decreased wafer fabrication costs resulting from the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Company's wafer fabrication consolidation project (see Note 12 of Notes to Condensed Consolidated Financial Statements) and lower costs for external assembly and test manufacturing services. The Company's gross profit margin has also benefited from spreading fixed costs over a higher sales volume. Depreciation and amortization (excluding deferred stock compensation) as a percent of sales has declined from 15% in the first half of 2003 to 10% in the first half of 2004.

    If the global economy continues to expand, and demand for the Company's products continues to grow, the Company believes that gross margin should increase in future periods. The Company currently has the ability to increase manufacturing output in response to higher customer demand. Should this occur, the Company's fixed cost will be spread over a larger sales volume which should result in higher gross margin.

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

    Research and development expenses represented 14% and 25% as a percentage of net revenues, for the three months ended June 30, 2004 and 2003, respectively. On a dollar basis, research and development expenses decreased $2.5 million or 20% to $9.7 million for the three months ended June 30, 2004 from $12.2 million for the comparable period in 2003. For the six months ended June 30, 2004 and 2003, research and development expenses represented 16% and 25% as a percentage of net revenues, respectively. On a dollar basis, research and development expenses decreased $4.6 million or 18% to $20.2 million for the six months ended June 30, 2004 from $24.8 million for the comparable period in 2003. These decreases were primarily due to decreased prototype fabrication costs combined with reduced staffing costs, reduced mask costs and the reversal of $1.7 million of accrued payroll tax liabilities associated with the conclusion of a tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements). The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

    Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 12% and 13% for the three months ended June 30, 2004 and 2003, respectively. On a dollar basis, selling, general and administrative expenses increased $2.0 million or 30% to $8.6 million for the three months ended June 30, 2004 from $6.6 million for the comparable period in 2003. For the six months ended June 30, 2004 and 2003, selling, general and administrative expenses represented 13% and 14% as a percentage of net revenues, respectively. On a dollar basis, selling, general and administrative expenses increased $3.9 million or 28% to $17.4 million for the six months ended June 30, 2004 from $13.7 million for the comparable period in 2003. These dollar increases were principally attributable to increased commissions related to higher revenues, increased outside legal costs and increased staffing costs which were partially offset by the reversal of $1.1 million of accrued payroll tax liabilities associated with the conclusion of a tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements).

   Purchased in-process technology. Associated with the acquisition of BlueChip, Micrel allocated $2.6 million of the total purchase cost to intangible assets. Of that amount, $480,000 was expensed to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, in the three months ended March 31, 2004. The remaining intangible assets of $2.1 million, consisting of $1.7 million existing technology and $450,000 customer relationships, are included in intangible assets in the accompanying balance sheets and are being amortized over their useful lives of three to five years (see Note 13 of Notes to Condensed Consolidated Financial Statements).

    Other Income, Net. Other income, net reflects interest income from investments in short-term, investment-grade, securities and money market funds offset by interest expense incurred on term notes, combined with other non-operating income or expenses. Other income, net increased $108,000 to $289,000 for the three months ended June 30, 2004 from $181,000 for the comparable period in 2003. Other income, net increased $191,000 to $538,000 for the six months ended June 30, 2004 from $347,000 for the comparable period in 2003. These increases were primarily due to increased interest income on

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

increased cash and investment balances and decreased interest expense resulting from a decrease in average debt.

    Provision (benefit) for Income Taxes. The income tax provision for the three and six months ended June 30, 2004 is based on the Company's estimated annual effective tax rate of 35% of pretax income, reduced by a $3.8 million reversal of accrued income tax liabilities as a result of the completion of a federal income tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements) and increased by $168,000 as a result of $480,000 of non-deductible purchased in-process technology charges recorded in the quarter ended March 31, 2004. For the three and six months ended June 30, 2003, the benefit for income taxes was 25% and 23% of pretax loss, respectively. The income tax provision (benefit) for such interim periods reflects the Company's estimated annual income tax rate. The estimated provision (benefit) for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes and state research and development credits.

Liquidity and Capital Resources

    Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2004, consisted of cash and short-term investments of $143 million and a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at June 30, 2004 and there were $550,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.0% at June 30, 2004), or the bank's revolving offshore rate, which approximates LIBOR (1.6% at June 30, 2004) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 2004.

    In September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.0% at June 30, 2004), or adjustable monthly LIBOR (1.6% at June 30, 2004) plus 1.5%. The principal balance of the loan shall be paid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance, with no early payment penalty. In December 2003, the company repaid $7.0 million of the loan, resulting in a remaining loan balance of $3.4 million at June 30, 2004. The mortgage agreement contains certain restrictive covenants with which the Company was in compliance at June 30, 2004.

    The Company generated $31.6 million in cash flows from operating activities for the six months ended June 30, 2004 as compared to $15.8 million for the same period in the prior year. The $31.6 million in cash flows from operating activities generated by the Company, during the six months ended June 30, 2004, were primarily attributable to net income of $18.6 million plus additions for non-cash activities of $22.9 million, which was partially offset by a $7.0 million increase in accounts receivables, as a result of increased revenues and a $4.5 million increase in inventories.

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

    The Company used $27.0 million of cash in investing activities during the six months ended June 30, 2004 comprised of $11.5 million in purchases of property, plant and equipment, $12.4 million in purchases of short term and long-term investments, $2.0 million for the purchase of BlueChip and $1.0 million for the purchase of intangible assets. Cash used in investing activities during the six months ended June 30, 2003 resulted from $11.5 in net purchases of property, plant and equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)


    The Company used $10.5 million of cash in financing activities during the six months ended June 30, 2004 primarily for the repurchase of $13.6 million of the Company's common stock, which was partially offset by $3.4 million in proceeds from employee stock transactions. Cash provided by financing activities during the six months ended June 30, 2003 was $1.9 million and resulted from $2.4 million in proceeds from employee stock transactions, which was partially offset by $560,000 in repayments of long-term debt.

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


Contractual Obligations and Commitments

    The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 31, 2003 has not materially changed since that report was filed. During the six months ended June 30, 2004 payments of $1.3 million were made under previously existing operating leases, repayments of $340,000 were made under previously existing long-term debt agreements and a $2.0 payment was made for other long-term liabilities. Open purchase orders were approximately $30 million and are all due within one year. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment.

    Borrowing agreements consisted of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at June 30, 2004 and there were $550,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

    The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.


Factors That May Affect Operating Results

    If a company's operating results are below the expectations of public market analysts or investors, then the market price of its Common Stock could decline. Many factors that can affect a company's quarterly and annual results are difficult to control or predict. Some of the factors which can affect a multinational semiconductor business such as the Company are described below.

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

   Demand for semiconductor components is increasingly dependent upon the rate
of growth of the global economy.   If the rate of global economic growth slows,
or contracts, customer demand for products could be adversely affected, which

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

in turn could negatively affect revenues, results of operations and financial condition. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: rising interest rates in the United States, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, uncertainty over the outcome of the November 2004 elections in the United States, geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions

   The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. International markets are subject to a variety of risks, including changes in policy by foreign governments, acts of terrorism, social conditions such as civil unrest, economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company's future revenues, financial condition, results of operations or cash flows.

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

    The Financial Accounting Standards Board ("FASB") has issued a proposed accounting standard which would require all companies to treat the value of stock options granted to employees as an expense in the Company's Consolidated Statement of Operations. Should this proposal become effective, Micrel and other companies that have issued stock options would be required to record a compensation expense equal to the value of each stock option granted, which would negatively impact GAAP profitability. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes and Binomial option-pricing models, use varying methods and inputs and may yield significantly different results.

    The Company does not agree with the FASB proposal to treat employee stock options as compensation expense and has stated so in writing to the FASB. The Company believes that employee stock option transactions are not consistent with or comparable to other forms of employee compensation but are consistent with and comparable to an equity investment and therefore should continue to be recorded as such upon exercise. The Company believes that employee stock options do not meet that part of the legal definition of compensation as payment for services rendered, since stock options are offered as an inducement prior to service. Unlike most other employee benefits, stock options are not a controllable expense, since the Company has no control over the market value of its stock and therefore has no control over the ultimate value, if any, received by the employee. Expensing a calculated value of stock options will negatively distort the Company's financial performance in a way it cannot control unless the Company ceases to issue stock options. In addition, the estimated value of employee stock options, using option-pricing models, is currently disclosed annually and quarterly in the notes to the Company's consolidated financial statements. Therefore for those investors who are concerned about the effect of employee stock options on the Company, the effect of expensing employee stock options is already reported.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

   Market conditions may lead the Company to initiate additional cost reduction plans, which may negatively affect near term operating results. Weak customer demand, competitive pricing pressures, excess capacity, weak economic conditions or other factors, may cause the Company to initiate additional actions to reduce the Company's cost structure and improve the Company's future operating results. The cost reduction actions may require incremental costs to implement, which could negatively affect the Company's operating results in periods when the incremental costs or liabilities are incurred.


Semiconductor Industry Specific Risks

   The volatility of customer demand in the semiconductor industry limits a company's ability to predict future levels of sales and profitability. Semiconductor suppliers can rapidly increase production output, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for products can result in excess quantities of certain products relative to demand. Should this occur the Company's operating results may be adversely affected as a result of charges to reduce the carrying value of the Company's inventory to the estimated demand level or market price. The Company's quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). Although the level of order backlog has increased since the end of 2003, the short-term and volatile nature of customer demand makes it extremely difficult to predict near term revenues and profits.

   The short lead time environment in the semiconductor industry has allowed many end consumers to rely on stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory. Since the end of 2003 some of the Company's stocking representatives and distributors have increased their inventory levels to service the volatile short-term demand of the end customer. Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company's revenues and results of operations.

   The semiconductor industry is highly competitive and subject to rapid technological change, price-erosion and increased international competition. Significant competitive factors include product features, performance and price; timing of product introductions; emergence of new computer and communications standards; quality and customer support.

   In times when economic growth and customer demand are less certain, both the semiconductor industry and the Company have experienced significant price erosion since the beginning of 2001. If price erosion continues, it will have the effect of reducing revenue levels and gross margins in future periods. Furthermore, the trend for the Company's customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company's products in the future.

   The wireless handset market comprises a significant portion of the Company's standard product revenues. Due to the highly competitive and fast changing environment in which the Company's wireless handset customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company's wireless handset customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company's products can decline sharply which could adversely affect the Company's revenues and results of operations.

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

   The significant investment in semiconductor manufacturing capacity and the rapid growth of circuit design centers in China may present a competitive threat to established semiconductor companies due to the current low cost of labor and capital in China. The emergence of low cost competitors in China could reduce the revenues and profitability of established semiconductor manufacturers.

    Many semiconductor companies face risks associated with a dependence upon third parties that manufacture, assemble or package certain of its products. These risks include reduced control over delivery schedules and quality; inadequate manufacturing yields and excessive costs; the potential lack of adequate capacity during periods of excess demand; difficulties selecting and integrating new subcontractors; potential increases in prices; disruption in supply due to civil unrest, terrorism or other events which may occur in the countries in which the subcontractors operate; and potential misappropriation of the Company's intellectual property. Any of these risks may lead to increased costs or delay delivery of the Company's products, which would harm its profitability and customer relationships. Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors. As a result, Micrel is subject to the risk that a foundry will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply.

   Customer demand for semiconductor products typically fluctuates based on seasonal patterns. Demand in the third and fourth quarter of the calendar year is typically higher due to the seasonal buying patterns related to the Christmas period. Demand in the first calendar quarter is typically lower due to the post-Christmas decline in consumption. Should actual seasonal demand patterns be different than historical patterns, revenues and financial results may be adversely affected.

   There is intense competition for qualified personnel in the semiconductor industry, in particular design engineers. The Company may not be able to continue to attract and train engineers or other qualified personnel necessary for the development of its business or to replace engineers or other qualified personnel who may leave its employ in the future. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to the Company's product and process development programs.

   The success of companies in the semiconductor industry depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate technology or design around the patents owned by the Company. Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. There can be no assurance that existing claims or any other assertions or claims for indemnity resulting from infringement claims will not adversely affect the Company's business, financial condition, results of operations, or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

   Companies in the semiconductor industry are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production, alteration of manufacturing processes or a cessation of operations. In addition, these regulations could restrict the Company's ability to expand its facilities at their present locations or construct or operate a new wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. The Company's failure to appropriately control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities and could have a material adverse effect on its business.


Company-Specific Risks

   In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

   The Company's gross margin, operating margin and net income are highly dependent on the level of revenue and capacity utilization that the Company experiences. Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment would not be fully absorbed, resulting in higher average unit costs and lower profit margins. Increased customer demand has led to increasing levels of capacity utilization through the first half of 2004. If higher levels of demand continue for the remainder of 2004 the Company's factory utilization should increase. The Company's ability to improve gross margin as capacity utilization increases will be dependent upon the Company's ability to successfully control expenses and maintain efficiencies as production activities increase. If the recent improvement in customer demand is not sustained, or declines, and production activity is reduced in response to lower demand in the future, gross margin, operating margin and net income may deteriorate.

   The Company derives a significant portion of its revenues from customers
located in certain geographic regions or countries.   Three of the Company's
top ten direct customers are located in South Korea. In the event that political tensions surrounding North Korea evolve into military or social conflict, or other factors disrupt the Korean economy, the Company's revenues, results of operations, cash flow and financial condition could be adversely
affected.   A significant portion of the Company's revenues come from customers located in Taiwan and China. In the event that economic activity in these two countries declines, or is disrupted by geopolitical events, the Company's revenues and results of operations could be adversely affected.

   The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. The Company's existing wafer fabrication facility, located in Northern California, may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on the Company's business, financial condition and operating results. Furthermore, manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, the Company's ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of ICs is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company maintains approximately two to three months of inventory that has completed the wafer fabrication manufacturing process. This inventory is generally located offshore at third party subcontractors and can act to buffer some of the adverse impact from a disruption to the Company's San Jose wafer fabrication activity arising from a natural disaster such as an earthquake.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk disclosures set forth in the Company's 2003 Form 10-K for the year ended December 31, 2003 have not changed significantly during the six months ended June 30, 2004.


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

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2004         42,550     $ 16.70         42,550            $   8,670
February 2004        75,350     $ 15.91         75,350            $   7,471
March 2004          167,150     $ 13.75        167,150            $  20,792
April 2004          138,850     $ 13.11        138,850            $  18,972
May 2004             96,600     $ 12.83         96,600            $  17,733
June 2004           482,600     $ 13.03        482,600            $  11,447
                  ---------     -------      ---------
Total             1,003,100     $ 13.01      1,003,100

In February 2002, the Company's Board of Directors approved a plan to repurchase shares of the Company's common stock in the open market. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. The Company has previously disclosed purchase activity and amendments to this plan in its Annual and Quarterly Reports on Form 10-K and Form 10-Q in the Notes to Consolidated Financial Statements. In March, 2004 the Board of Directors amended the repurchase program and authorized the repurchase of common stock up to a maximum value of $25 million during the year 2004.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 27, 2004. At the Annual Meeting, shareholders voted on two matters:
(a) the election of the Board of Directors, and (b) ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditor of the Company for its fiscal year ending December 31, 2004 All nominees for directors were elected and the selection of the independent auditor was ratified. The proposals were voted upon and approved in the manner set forth below:

Proposal No. 1 - Election of members of the Board of Directors:

The following persons were duly elected to the Board of Directors by the shareholders for a one year term and until their successors are elected and qualified:


        NOMINATION               FOR           ABSTAINED
        ----------               ---           ---------
Raymond D. Zinn             85,812,522         2,064,892
Warren H. Muller            85,462,301         2,415,113
Donald H. Livingstone       85,064,820         2,812,594
Larry L. Hansen             85,016,277         2,861,137
George Kelly                85,123,327         2,754,087

Proposal No. 2 - Ratification of the appointment PricewaterhouseCoopers LLP as the independent auditor of the Company for its fiscal year ending December 31, 2004:

        NOMINATION               FOR           ABSTAINED
        ----------               ---           ---------
PricewaterhouseCoopers LLP    86,849,481       1,016,764


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.
         ---------
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

   (b) Reports on Form 8-K. During the quarter ended June 30, 2004, the Company furnished a Current Report on Form 8-K, dated April 22, 2004 announcing its financial results for the three month period ended March 31, 2004.

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



                                        MICREL, INCORPORATED
                                        --------------------
                                           (Registrant)



Date: August 9, 2004            By /s/ Richard D. Crowley, Jr.
                                   ---------------------------
                                   Richard D. Crowley, Jr.
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Authorized Officer and
                                   Principal Financial Officer)