Form 10-Q
period 2004-09-30
MICREL INC
filed 2004-11-09
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2004.

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


As of November 1, 2004 there were 90,061,866 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                          Page

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
          September 30, 2004 and December 31, 2003                           3

         Condensed Consolidated Statements of Operations -
          Three and Nine Months Ended September 30, 2004 and 2003            4

         Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2004 and 2003                      5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         29

Item 4.  Controls and Procedures                                            29

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  31

Item 2.  Unregistered Sales and Use of Proceeds                             31

Item 6.  Exhibits                                                           31


         Signature                                                          32

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (In thousands, except share amounts)

                                               September 30,    December 31,
                                                    2004          2003 (1)
                                                ------------    ------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  112,321      $  140,059
  Short term investments                             36,262             --
  Accounts receivable, net                           39,158          33,084
  Inventories                                        37,218          31,108
  Other current assets                                1,642           2,132
  Deferred income taxes                              30,252          34,294
                                                 ----------      ----------
    Total current assets                            256,853         240,677

PROPERTY, PLANT AND EQUIPMENT, NET                   83,966          87,993
LONG TERM INVESTMENTS                                 2,009             --
DEFERRED INCOME TAXES                                   --            2,483
INTANGIBLE ASSETS, NET                                7,659           5,771
OTHER ASSETS                                            454             515
                                                 ----------      ----------
TOTAL                                            $  350,941      $  337,439
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $   18,057      $   12,897
  Taxes payable                                       4,848           7,627
  Deferred income on shipments to distributors       16,336          12,272
  Other current liabilities                          15,229          12,152
  Current portion of long-term debt                     328             703
                                                 ----------      ----------
    Total current liabilities                        54,798          45,651

LONG-TERM DEBT                                        3,350           3,280
DEFERRED INCOME TAXES                                 3,235             --
OTHER LONG-TERM OBLIGATIONS                           2,243           4,899

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                         --              --
  Common stock, no par value -  authorized:
   250,000,000 shares; issued and outstanding:
   2004 - 90,500,420 shares;
   2003 - 92,522,513 shares                         135,216         160,015
  Deferred stock compensation                        (1,598)         (3,954)
  Accumulated other comprehensive loss                  (35)            (25)
  Retained earnings                                 153,732         127,573
                                                 ----------      ----------
    Total shareholders, equity                      287,315         283,609
                                                 ----------      ----------
TOTAL                                            $  350,941      $  337,439
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

                               MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------

NET REVENUES                       $  67,853  $  53,364   $ 198,110  $ 153,428

COST OF REVENUES(1) (NOTE 11)         34,598     32,160     102,933     93,451
                                   ---------  ---------   ---------  ---------
GROSS PROFIT                          33,255     21,204      95,177     59,977
                                   ---------  ---------   ---------  ---------

OPERATING EXPENSES:
  Research and development (NOTE 11)  11,145     11,500      31,390     36,325
  Selling, general and
   administrative (NOTE 11)            9,955      7,263      27,394     20,837
  Amortization of deferred stock
   compensation(1)                       487        834       1,659      2,515
  Purchased in-process technology        --         --          480        --
  Manufacturing facility impairment      --        (624)        --        (624)
  Restructuring expense                  437        286         437        286
                                   ---------  ---------   ---------  ---------
    Total operating expenses          22,024     19,259      61,360     59,339
                                   ---------  ---------   ---------  ---------
INCOME FROM OPERATIONS                11,231      1,945      33,817        638

OTHER INCOME, NET                        363        150         901        497
                                   ---------  ---------   ---------  ---------
INCOME BEFORE INCOME TAXES            11,594      2,095      34,718      1,135

PROVISION FOR INCOME TAXES (NOTE 11)   4,058        482       8,559        261
                                   ---------  ---------   ---------  ---------
NET INCOME                         $   7,536  $   1,613   $  26,159  $     874
                                   =========  =========   =========  =========

NET INCOME PER SHARE:
  Basic                            $    0.08  $    0.02   $    0.28  $    0.01
                                   =========  =========   =========  =========
  Diluted                          $    0.08  $    0.02   $    0.28  $    0.01
                                   =========  =========   =========  =========

WEIGHTED-AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                               91,252     92,032      91,968     92,174
                                   =========  =========   =========  =========
  Diluted                             91,996     93,735      93,735     93,317
                                   =========  =========   =========  =========

(1) Amortization of deferred stock
 compensation:
  Included in cost of revenues     $     109  $     279   $     479  $     870
                                   =========  =========   =========  =========

  Included in operating expenses
   amortization of deferred stock
   compensation related to:
    Research and development       $     173  $     462   $     609  $   1,471
    Selling, general and
     administrative                      314        372       1,050      1,044
                                   ---------  ---------   ---------  ---------
      Total operating expenses     $     487  $     834   $   1,659  $   2,515
                                   =========  =========   =========  =========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Nine Months Ended
                                                          September  30,
                                                      ---------------------
                                                         2004        2003
                                                      ---------   ---------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                          $  26,159   $     874
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                        18,816      22,046
    Stock based compensation                              2,138       3,385
    Manufacturing facility impairment                       --         (624)
    Purchased in-process technology                         480         --
    (Gain) loss on disposal of assets                       114          (3)
    Deferred rent                                           --           19
    Deferred income taxes                                10,200       4,998
    Changes in operating assets and liabilities,
     net of effect of acquisition:
      Accounts receivable                                (5,400)     (2,629)
      Inventories                                        (5,930)      2,507
      Prepaid expenses and other assets                     693         (53)
      Accounts payable                                    4,749      (1,659)
      Income taxes                                       (2,294)     (4,319)
      Other accrued liabilities                            (972)         32
      Deferred income on shipments to distributors        4,064       1,298
                                                      ---------   ---------
        Net cash provided by operating activities        52,817      25,872
                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (13,558)    (15,758)
  Purchase of intangible assets                          (1,030)        --
  Purchases of short-term investments                   (35,096)        --
  Purchases of long-term investments                     (3,185)        --
  Purchase of BlueChip Communications, net of
   cash acquired                                         (2,033)        --
                                                      ---------   ---------
    Net cash used in investing activities               (54,902)    (15,758)
                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                            (587)       (735)
  Proceeds from the issuance of common stock, net         3,958       3,531
  Repurchase of common stock                            (29,024)     (3,501)
                                                      ---------   ---------
    Net cash provided by (used in)
     financing activities                               (25,653)       (705)
                                                      ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (27,738)      9,409

CASH AND CASH EQUIVALENTS - Beginning of period         140,059     117,363
                                                      ---------   ---------
CASH AND CASH EQUIVALENTS - End of period             $ 112,321   $ 126,772
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $     262   $     513
                                                      =========   =========
  Income taxes                                        $     964   $     661
                                                      =========   =========

Non-cash transactions:
  Deferred stock compensation (reversal)              $    (218)  $  (1,562)
                                                      =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Weighted-average common
 shares outstanding                   91,252     92,032      91,968     92,174
Dilutive effect of stock options
 outstanding using the treasury
 stock method                            744      1,703       1,767      1,143
                                   ---------  ---------   ---------  ---------
Shares used in computing diluted
 net income per share                 91,996     93,735      93,735     93,317
                                   =========  =========   =========  =========

For the three and nine months ended September 30, 2004, 7.7 million and 4.7 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months ended September 30, 2003, 3.9 million and 5.0 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net loss per share computations as they were anti-dilutive.

Stock Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees".

Beginning in 1996, the Company began to follow a practice of granting employee stock options on the date with the lowest closing price within the thirty-day period subsequent to the employee's date of hire (the "Thirty-
Day Method"). The Company continued to utilize this method generally but not uniformly, both for new hires and for replenishment grants to existing employees, until December 20, 2001. At that time, the Company determined that options granted using the Thirty-Day Method were compensatory under APB No 25, and discontinued use of the Thirty-Day Method thereafter. As a result, the Company restated its financial statements for the years ended December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001 to reflect previously unrecorded stock compensation expense and related payroll tax and income tax effects of the Thirty-Day Method. For financial reporting purposes, per APB No 25, the measurement date for determining compensation cost in stock option plans is the first date on which are known both (1) the number of shares that an individual is entitled to receive and (2) the option purchase price. Compensation cost is calculated for any difference between the option exercise price and the fair market value on

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



the measurement date. When applying APB 25 to the Thirty-Day Method described above, the measurement date was the thirtieth day following a new-hire's commencement of employment, when the lowest price (the exercise price) within the first thirty days following employment commencement was known. Compensation expense related to options granted under the Thirty-Day Method was calculated and recorded based on the price difference between the closing price on the date of grant and the closing price on the thirtieth day following a new-hire's commencement of employment multiplied by the number of options granted and recognized as expense over the vesting period
(generally five years). The Company is continuing to recognize stock compensation expense for amortization of options granted under the Thirty-
Day method.

In addition to the stock options granted using the Thirty-Day Method, Micrel assumed certain stock options granted to employees of Kendin Communications in connection with the acquisition of Kendin Communications in the second quarter of 2001. Because the fair market value of the shares subject to those options assumed in the Kendin acquisition exceeded their exercise prices as of the date Micrel assumed them, the Company recorded deferred stock compensation expense for the unvested portion of the assumed options.

Deferred stock compensation expense balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of September 30, 2004 total unamortized stock compensation related to the Thirty-Day Method and the Kendin Communication acquisition noted above was $1.6 million and approximately $2.1 million and $3.4 million of compensation expense was recorded during the nine months ended September 30, 2004 and 2003, respectively.

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

The Company's calculations for the fair value of stock options were made using the Black-Scholes option pricing model. Calculations are based on a multiple option valuation approach with forfeitures recognized as they occur and the following weighted average assumptions:

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Expected life (months)                 60         60          60         60
Stock volatility                      85.2%      85.0%       83.9%      85.5%
Risk free interest rates               3.4%       3.2%        3.3%       2.8%
Dividends during expected terms       none       none        none       none

The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Expected life (months)                  6          6           6          6
Stock volatility                      85.2%      85.0%       83.9%      85.5%
Risk free interest rates               2.0%       1.0%        1.5%       1.0%
Dividends during expected terms       none       none        none       none

SFAS No. 148 was issued in December 2002 and amended SFAS No. 123 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The following table illustrates the effect on the Company's net income
(loss) and net income (loss) per share if it had recorded compensation costs based on the estimated grant date fair value as defined by SFAS No. 123 for all granted stock-based awards. (in thousands, except per share amounts):


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Net income as reported             $   7,536  $   1,613   $  26,159  $     874

Add:  stock-based employee
 compensation  expense included
 in reported net income, net
 of tax effects                          362        677       1,300      2,058
Deduct:  stock-based employee
 compensation expense determined
 under fair value based method,
 net of tax effects                   (2,972)    (3,395)     (9,007)   (10,244)
                                   ---------  ---------   ---------  ---------
Pro forma net income (loss)        $   4,926  $  (1,105)  $  18,452  $  (7,312)
                                   =========  =========   =========  =========
Net income (loss) per
 share as reported:
  Basic                            $    0.08  $    0.02   $    0.28  $    0.01
                                   =========  =========   =========  =========
  Diluted                          $    0.08  $    0.02   $    0.28  $    0.01
                                   =========  =========   =========  =========
Pro forma net income
 (loss) per share:
  Basic                            $    0.05  $   (0.01)  $    0.20  $   (0.08)
                                   =========  =========   =========  =========
  Diluted                          $    0.06  $   (0.01)  $    0.20  $   (0.08)
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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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


3.   INVESTMENTS

Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified as long-term as the Company expects, but is not committed to hold them to maturity. A summary of investments at September 30, 2004 is as follows (in thousands):

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding     Holding
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------

Short-term investments          $   36,295  $   36,262  $      --   $        33

Long-term investments           $    2,011  $    2,009  $      --   $         2


4.   INVENTORIES

Inventories consist of the following (in thousands):

                                               September 30,    December 31,
                                                    2004            2003
                                                ------------    ------------
   Finished goods                                $   16,055      $    9,787
   Work in process                                   20,102          20,425
   Raw materials                                      1,061             896
                                                 ----------      ----------
                                                 $   37,218      $   31,108
                                                 ==========      ==========


5.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at September 30, 2004, and there were $550,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.75% at September 30, 2004), or the bank's revolving offshore rate, which approximates LIBOR (2.0% at September 30, 2004) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 2004.

In September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.75% at September 30, 2004), or adjustable monthly LIBOR (2.0% at September 30, 2004) plus 1.5%. The principal balance of the loan is to be repaid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance, with no early payment penalty. In December 2003, the company repaid $7.0 million of the loan, resulting in a remaining loan balance of $3.3 million at September 30, 2004. The mortgage agreement contains certain restrictive covenants with which the Company was in compliance at September 30, 2004.

As of September 30, 2004, the Company had $3.7 million under term notes outstanding, including the commercial mortgage loan.


6.   SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2004, two customers, a world wide distributor and an Asian based stocking representative accounted for $27.5 million (14%) and $26.7 million (13%) of net revenues, respectively, and no direct original equipment manufacturer ("OEM") accounted for 10% or more of net revenues. During the nine months ended September 30, 2003, the same two customers accounted for $19.4 million (13%) and $17.9 million (12%) of net revenues, respectively, and no direct OEM accounted for more than 10% of net revenues.

As of September 30, 2004, two customers, an Asian based stocking representative and an OEM, accounted for 17% and 13%, respectively, of net accounts receivable. At December 31, 2003, two customers accounted for 19% and 13% of net accounts receivable.


7.   COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $7.5 million and $26.2 million for the three and nine months ended September 30, 2004, respectively, and $1.6 million and $874,000 for the three and nine months ended September 30, 2003, respectively.


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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                            Net Revenues by Segment
                             (Dollars in thousands)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Net Revenues:
Standard Products                  $  65,332  $  48,182   $ 190,084  $ 137,016
Custom and Foundry Products            2,521      5,182       8,026     16,412
                                   ---------  ---------   ---------  ---------
   Total net revenues              $  67,853  $  53,364   $ 198,110  $ 153,428
                                   =========  =========   =========  =========

As a Percentage of Total Net Revenues:
Standard Products                        96%        90%         96%        89%
Custom and Foundry Products               4%        10%          4%        11%
                                   ---------  ---------   ---------  ---------
   Total net revenues                   100%       100%        100%       100%
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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees as well as preliminary and permanent injunctive relief against infringement of the Linear patent at issue. On August 20, 1999, the United States District Court in San Jose adjudicated in favor of the Company on a motion, finding the patent to be invalid under the "on sale bar" defense as the plaintiff had placed ICs containing the alleged invention on sale more than a year before filing its patent application. The United States District Court in San Jose dismissed the plaintiff's complaint on the merits of the case and awarded the Company its legal costs. Linear appealed the trial Court's decision to the United States Court of Appeal for the Federal Circuit ("CAFC") on September 17, 1999. On December 28, 2001, the CAFC reversed the District Court's judgment of invalidity and remanded the case to the District Court. After the Company's Petition for Rehearing En Banc by the Court of Appeal was denied, the Company filed a Petition for Writ of Certiorari with the Supreme Court of the United States, which Linear opposed. On May 19, 2003, the Supreme Court denied the Petition for Writ of Certiorari. The District Court subsequently determined a schedule for further discovery and hearing matters before the Court. A claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. Furthermore, the parties have attended three settlement conferences before the District Court. A status conference was held with the Court on November 8, 2004. At the status conference, a trial date was set for June 28, 2005. The Company intends to continue to defend itself against the claims alleged in this litigation.

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. The Company intends to vigorously defend itself against these counterclaims. The case is currently in the motion and discovery phase. A case management and settlement conference is scheduled with the Court for December 7, 2004.

On April 21, 2003, the Company filed a complaint against its former principal accountants Deloitte & Touche LLP ("Deloitte") entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte.
In this lawsuit, Micrel is alleging that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made certain false representations upon which Micrel justifiably relied. As a direct result of Deloitte's actions, Micrel alleges damages including: expenses incurred in the form of payments to various professionals to address the impact on Micrel's financial statements and other effects of the wrongful conduct; loss of cash as well as equity from stock options; additional charges to earnings that Micrel would not incur but for the wrongful advice; additional potential liability for taxes; potential liability for tax penalties; and the harm to Micrel in both financial and semiconductor markets resulting in loss of overall value of the company as a whole. Deloitte has denied all allegations in the complaint. The complaint seeks compensatory damages, costs of suit and such other relief that the court may deem just and proper. The case is currently in the discovery phase. A trial setting conference is scheduled with the Court for January 4, 2005.

Based on the status to date of the above litigation, the Company believes that the ultimate outcome of the legal actions discussed above will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows and, the Company believes it is not reasonably possible that a material loss has been incurred. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in these lawsuits. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

In the event of an adverse ruling in any intellectual property litigation that now exists or might arise in the future, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.
There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license substitute technology on commercially reasonable terms, the Company's financial condition, results of operations, or cash flows could be adversely affected. Based on the status of the litigation described above, the Company does not believe that any material and specific risk exists related to the loss of use of patents, products or processes.

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


10.   STOCK REPURCHASE PROGRAM

On August 30, 2004, Micrel's Board of Directors amended the Company's common stock repurchase program and authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2004 through June 30, 2005. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. During the nine months ended September

30, 2004, the Company repurchased 2,561,900 shares of its common stock for $29.0 million.


11.   INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $30.3 million and net long-term deferred tax liabilities of $3.2 million as of September 30, 2004. The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

During the second quarter of 2004, the Company reversed $3.8 million of accrued income tax liabilities as a result of the completion of a federal income tax audit. In May 2004, the Company received an audit report from the Internal Revenue Service ("IRS") which recommended no changes to Micrel's federal tax return filings covering the tax years 1994 through 2001. In addition, the Company subsequently received a notice dated July 6, 2004 from the Joint Committee on Taxation which stated that the committee took no exceptions to conclusions in the IRS audit report. This reversal of accrued income tax liabilities was recorded as a reduction to provision for income taxes in the second quarter of 2004.

In addition, related to the federal tax audit completion, the Company also reversed $3.9 million (offset in part by a $1.4 million income tax effect) in accrued payroll tax liabilities, which were previously recorded as part of the Company's restatement of financials for the years December 31, 1998, 1999, and 2000, and the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001 to reflect previously unrecorded stock compensation expense and related payroll tax and income tax effects.

The effects of these accrued tax liability reversals on the below-noted items in the Company's statement of operations is summarized as follows (there was no effect of these accrued tax liability reversals during the three months ended September 30, 2004):

                                          Nine Months
                                            Ended
                                         September 30,
                                             2004
                                         -------------
    Cost of revenues                       $  (1,111)
    Research and development                  (1,697)
    Selling, general and administrative       (1,140)
    Provision (benefit) for income taxes      (2,378)
                                           ---------
    Net income (loss)                      $  (6,326)
                                           =========

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The income tax provision for the three and nine months ended September 30, 2004 is based on the Company's estimated annual effective tax rate of 35% of pretax income, reduced by the $3.8 million reversal of accrued income tax liabilities recorded in the second quarter of 2004 and increased by $168,000 as a result of $480,000 of non-deductible purchased in-process technology charges recorded in the first quarter of 2004.


12.   CLOSURE OF WAFER FABRICATION FACILITY

In September 2002, the Company approved a plan to close its Santa Clara, California wafer fabrication facility to reduce costs and improve operating efficiencies. The Company accrued $5.5 million in restructuring expenses associated with the facility closure which consisted of $1.0 million for equipment disposal costs and $4.5 million in net contractual building lease costs, excluding estimated sublease income, that will provide no future benefit. During July 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, CA facilities. During the third quarter of 2004, the Company increased its accrued restructuring expenses for contractual building lease costs by $437,000 due to a reduction in estimated future sub-lease income. Estimated future sub-lease income at September 30, 2004 was $148,000.

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

A summary of restructuring expense accrual is as follows: ($000)

                                             Contractual
                                  Severance   Facility    Equipment
                                    Costs       Costs      Disposal    Total
                                  ---------  -----------  ---------  ---------
Balance December 31, 2002        $     --    $   4,536   $   1,000   $   5,536
2003 Charges                           320         466        (500)        286
     Uses                             (320)       (883)        (89)     (1,292)
                                 ---------   ---------   ---------   ---------
Balance December 31, 2003        $     --    $   4,119   $     411   $   4,530
2004 Charges                           --          437         --          437
     Uses                              --       (1,241)        (51)     (1,292)
                                 ---------   ---------   ---------   ---------
Balance September 30, 2004       $     --    $   3,315   $     360   $   3,675
                                 =========   =========   =========   =========

Of the $3.7 million in accrued restructuring costs, $2.0 million has been classified as other current liabilities and the remaining $1.7 million has been classified as other long-term obligations as of September 30, 2004. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Actual future costs or actual sublease income may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

Also related to the facility closure, in September 2002, the Company recorded a $23.4 million impairment of long-lived assets to reduce the net book value of the facility's leasehold improvements and equipment to fair value. The fair value was determined by management based on the estimated net realizable sales value. A number of factors were considered to estimate the net realizable sales value including a third party appraisal of the equipment to be sold, which was primarily based on comparable sales from recent equipment auctions, liquidations and other used equipment sales. In the third quarter of 2003, the company sold previously impaired equipment which resulted in a $624,000 gain, recognized as an adjustment to manufacturing facility impairment expense in the third quarter of 2003. As of September 30, 2003, there was no remaining book value for equipment previously impaired during the 2002 restructuring actions.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


13.   ACQUISITION

On March 3, 2004, Micrel acquired a controlling interest in BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance Radio Frequency integrated circuits and modules for the actuation and connectivity markets. Micrel ultimately acquired 100% of the outstanding BlueChip common stock and options to purchase BlueChip common stock in a cash-for-stock transaction. Under the terms of the agreement, Micrel paid approximately $2 million and incurred approximately $300,000 in direct acquisition costs for the outstanding BlueChip securities and options. Also, Micrel may pay additional consideration of approximately $1 million if certain revenue and gross profit targets are met by the BlueChip operation during calendar year 2004, however, such payment would not be made until 2005. The acquisition was accounted for as a purchase under SFAS 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward have been included in the Company's condensed consolidated financial statements.

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

   Rapid growth in worldwide dollar shipments of semiconductors of 38% in 2000 was followed by the most severe downturn in the history of the semiconductor industry in 2001. Customer demand for the Company's products declined sharply in 2001 as customers reacted to the economic recession in the United States and high inventory levels of semiconductor components by reducing order rates. The resulting environment, which continued from the beginning of 2001 through the second quarter of 2003, was characterized by reduced demand for the Company's products, especially from customers serving the high speed communications market, and by poor visibility into future customer demand.
The Company's gross profit and net income declined in 2001 and 2002 due to lower unit volume, declining selling prices for the Company's products and an increased level of unabsorbed fixed costs due to lower utilization levels of the Company's wafer fabrication lines. In response to this environment, the Company focused on reducing costs in 2001, 2002 and 2003.

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

   In 2003 the Company returned to profitability after recording a loss on an annual basis for the first time in its history in 2002. The first half of 2003 was characterized by the continuation of limited visibility into, and uncertainty of, customer demand. The uncertainty of demand was compounded in the first half of 2003 by events such as the war in Iraq and the outbreak of severe acute respiratory syndrome in Asia ("SARS"). The Company's quarterly revenues remained relatively flat, averaging $50 million per quarter for the first half of 2003. The Company recorded a small net loss for this period. In the second half of 2003, customer demand increased as the United States' and Asian economies began to grow more rapidly. The Company's new order rates, or bookings, grew faster than revenue in the third and fourth quarter

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

    In the second quarter of 2004, revenues, gross margin, operating margin and net income continued to increase. Demand for the Company's products remained solid with new order levels approximately equal to the level of revenue for the quarter. Order lead times exiting the second quarter remained at approximately seven to eight weeks, about the same as the end of the first quarter. Gross profit margin increased on both a sequential and year-over-year basis. The improvement in gross margin was due primarily due to higher sales volume combined with higher factory utilization which spread fixed costs over higher unit volume, and a more favorable product mix compared with the second quarter of 2003. Second quarter and year-to-date operating expenses were approximately $800 thousand less than the year ago period due to the reversal of $2.8 million of accrued payroll tax liabilities associated with the conclusion of a tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements). Operating profit and net income increased for the fourth consecutive quarter.

    In the third quarter of 2004, demand was below normal seasonal levels as customers reacted quickly to uncertain demand for their products, decreasing semiconductor lead times and uncertain economic conditions by reducing their order rates. Because of the lessons learned from the painful excess inventory situation that occurred in 2001, the Company's customers appear to be more sensitive to changes in end demand for their products and supplier lead times. In the first half of 2004, most OEM customers, distributors and stocking representatives increased the amount of inventory they held of the Company's products in response to expanding lead times from many suppliers and anticipated increases in end demand. In the third quarter, the Company's customers serving the high speed communications, industrial, enterprise computing and networking end markets appear to have experienced lower demand for their end products than they anticipated. This factor, combined with rapidly shrinking lead times from most semiconductor suppliers, led to lower order rates for the Company's products as customers attempted to control their inventory levels. Inventories at the Company's distributors declined on a sequential basis as a result of sharply reduced order rates throughout the third quarter. Inventories at the Company's stocking representatives continued to grow in the third quarter due to lower than forecasted demand from the enterprise computing, high speed communications and enterprise networking end markets, and increased stocking in anticipation of stronger seasonal demand trends which are typical in the second half of the calendar year. The Company anticipates that the overall inventories at stocking representatives will decline sequentially in the fourth quarter, which may reduce the Company's revenues, as these customers purchase less of the Company's products in an attempt to reduce the amount of inventory they hold. The Company's level of on hand finished goods inventory has also increased in the first nine months of 2004 as the Company has built safety stock in an attempt to provide a high level of customer service. The level of finished goods inventory on hand also increased on a sequential basis as result of weaker than anticipated demand and maintenance of higher stocking levels to respond to shorter customer lead times.

    As a result of lower order rates, third quarter 2004 revenues declined by 2% on a sequential basis. However, revenues, gross margin, operating margin and net income remained well above the year ago period. Gross profit, operating profit and net income were below second quarter 2004 levels primarily due to reversal of accrued payroll and income tax liabilities that occurred in the second quarter as a result of the completion of a federal income tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements).

    On March 3, 2004, Micrel acquired a controlling interest in BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance Radio Frequency integrated circuits and modules for the actuation and connectivity markets. The acquisition was accounted for as a purchase under

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SFAS 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward have been included in the Company's condensed consolidated financial statements. In addition, $480,000 was expensed to purchased in-process technology in the first quarter of 2004 (see Note 13 of Notes to Condensed Consolidated Financial Statements).

    The Company derives a substantial portion of its net revenues from standard products. For each of the three and nine month periods ended September 30, 2004 the Company's standard products sales accounted for 96%, of the Company's net revenues as compared to 90% and 89%, respectively for the comparable periods in 2003. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

   Micrel allows certain distributors, primarily located in North America and Europe, and to a lesser extent Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue recognition and related cost of sales are deferred, the Company records an accounts receivable and relieves inventory at the time of initial product shipment. As standard terms are FOB

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment.

   Sales to OEM customers and Asian based stocking representatives are recognized upon shipment. The Company does not grant return rights, price protection or pricing adjustments to OEM customers. The Company offers limited contractual stock rotation rights to stocking representatives. In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain stocking representatives on an exception basis. At the time of shipment to OEMs and stocking representatives, an allowance for returns and price adjustments is established based upon historical return rates. Actual future returns or price adjustments could be different than the returns allowance established.

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

   Income Taxes. Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $30.3 million and net long-term deferred tax liabilities of $3.2 million as of September 30, 2004. The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

   During the second quarter of 2004, the Company reversed $3.8 million of accrued income tax liabilities as a result of the completion of a federal income tax audit. In addition, related to the federal tax audit completion, the Company also reversed $3.9 million in accrued payroll tax liabilities. This reduction in accrued payroll tax liabilities has been recorded as a $1.1 million reduction in cost of revenues, a $1.7 million reduction in research and development expense and a $1.1 million reduction in selling, general and administrative expense in the second quarter of 2004 (see Note 11 of Notes to Condensed Consolidated Financial Statements).

   Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation (see
Note 9 of Notes to Condensed Consolidated Financial Statements) and has not accrued a liability for such litigation. The Company regularly evaluates current information available to determine whether such accruals should be made. An estimated liability would be accrued when it is determined that it is probable that a material loss has been incurred and the amount of loss can be reasonably estimated. If the Company were to determine that such a material loss was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2004       2003        2004       2003
                                   ---------  ---------   ---------  ---------
Net revenues                          100.0%     100.0%      100.0%     100.0%
Cost of revenues                       51.0       60.3        52.0       60.9
                                   ---------  ---------   ---------  ---------
  Gross profit                         49.0       39.7        48.0       39.1
                                   ---------  ---------   ---------  ---------

Operating expenses:
  Research and development             16.4       21.6        15.8       23.7
  Selling, general and
   administrative                      14.7       13.6        13.8       13.6
  Amortization of deferred stock
   compensation                         0.7        1.6         0.9        1.6
  Purchased in-process technology        -          -          0.2         -
   Manufacturing facility
    impairment                           -        (1.2)         -        (0.4)
  Restructuring expense                0.6         0.5         0.2        0.2
                                   ---------  ---------   ---------  ---------
    Total operating expenses          32.4        36.1        30.9       38.7
                                   ---------  ---------   ---------  ---------
Income from operations                16.6         3.6        17.1        0.4
Other income, net                      0.5         0.3         0.4        0.3
                                   ---------  ---------   ---------  ---------
Income before income taxes            17.1         3.9        17.5        0.7
Provision for income taxes             6.0         0.9         4.3        0.1
                                   ---------  ---------   ---------  ---------
Net income                            11.1%        3.0%       13.2%       0.6%
                                   =========  =========   =========  =========

   Net Revenues. For the three months ended September 30, 2004, net revenues increased 27% to $67.9 million from $53.4 million for the same period in the prior year. For the nine months ended September 30, 2004, net revenues increased 29% to $198.1 million from $153.4 million for the same period in the prior year. These increases were primarily due to increased standard products revenues, which were partially offset by decreased custom and foundry products revenues.

    Standard products revenues increased 36% to $65.3 million, for the three months ended September 30, 2004, from $48.2 million for the same period in the prior year. These increases resulted primarily from increased unit shipments of standard products to the telecommunications, computer, high speed communications and networking end markets. For the nine months ended September 30, 2004, standard products revenues increased 39% to $190.1 million from $137.0 for the same period in the prior year. These increases resulted primarily from increased unit shipments of standard products to the telecommunications, computer, industrial, high speed communications and networking end markets.

    Custom and foundry products revenues decreased 51% to $2.5 million representing 4% of net revenues, for the three months ended September 30, 2004, from $5.2 million or 10% of net revenues for the same period in the prior year. For the nine months ended September 30, 2004, custom and foundry products revenues decreased 51% to $8.0 million from $16.4 for the same period in the prior year. The decrease resulted primarily from the cessation of low margin foundry business with a single customer, Lexmark, in the fourth quarter of 2003.

    Customer demand for semiconductors can change quickly and unexpectedly. From the middle of 2001 through 2003, customers perceived that semiconductor components were readily available and ordered only for their short-term needs, resulting in historically low order backlog levels. The Company's revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company's lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. The Company averaged approximately 55% turns fill per quarter during 2003.

    The turns fill for the third quarter of 2004 remained at the same level as the second quarter, approximately 35%. After experiencing an increase in order rates and backlog in the first six months of 2004, order rates in the

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


third quarter declined as customers quickly reduced new orders in an attempt to control their inventories in response to uncertain demand for their end products and lower supplier lead times. The Company's lead times decreased during the third quarter to less than four weeks at the end of September, compared with lead times of seven to eight weeks at the end of the second quarter. Although overall semiconductor industry channel inventories appear to be equal to or below long term historical trends, customers perceive semiconductor components are readily available. Customers are cautious in committing new orders, relying instead on short lead times and the willingness of semiconductor manufacturers to hold inventory and react quickly to supply their short term needs. The slowing of global economic growth rates, the aversion to holding inventory and the hope of negotiating lower prices has caused many customers to reduce order backlog on their suppliers. The Company's backlog at September 30, 2004 declined on a sequential basis but remains above the backlog level of September 30, 2003. The lower backlog level, increased reliance on turns fill orders, unseasonable weakness in order rates and the uncertain growth rate of the world economy make it difficult to predict near term demand. Although the Company is reducing production levels in response to lower order rates, the uncertainty in demand arising from these factors, together with the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require the Company to continue to carry higher levels of inventory.

    International sales represented 77% and 70% of net revenues for the three months ended September 30, 2004 and 2003, respectively. On a dollar basis, international sales increased 40% to $52.2 million for the three months ended September 30, 2004 from $37.2 million for the comparable period in 2003. For the nine months ended September 30, 2004 and 2003, international sales represented 76% and 69% of net revenues, respectively. On a dollar basis, international sales increased 43% to $150.9 million for the nine months ended September 30, 2004 from $105.3 million for the comparable period in 2003. These increases resulted primarily from increased shipments of telecommunications, networking communications and high speed communications products, primarily in Asia and to a lesser extent Europe.

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

    Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 49% for the three months ended September 30, 2004 from 40% for the comparable period in 2003. For the nine months ended September 30, 2004, gross margin increased to 48% from 39% for the comparable period in 2003. These increases in gross margin resulted primarily from a greater sales mix of higher margin products, decreased wafer fabrication costs, and decreased external assembly and test costs. During the three and nine months ended September 30, 2004, the company reduced sales of low margin foundry products and increased sales of higher margin analog and high speed communications standard products as compared to the same periods in 2003. In 2004, the Company benefited from decreased wafer fabrication costs resulting from the Company's wafer fabrication consolidation project (see Note 12 of Notes to Condensed Consolidated Financial Statements) and lower costs for external assembly and test manufacturing services. The Company's gross profit margin has also benefited from spreading fixed costs over a higher sales volume. In addition, gross profit for the nine months ended September 30, 2004 includes the reversal of $1.1 million of accrued payroll tax liabilities, recorded in the second quarter of 2004, associated with the conclusion of a tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements). Depreciation and amortization (excluding amortization of deferred stock compensation) as a percent of sales has declined to 9% for the nine months ended September 20, 2004 from 14% for the same periods in 2003.

    In response to the decline in order rates during the third quarter and the uncertainty of end demand, the Company is reducing its planned level of
production in the fourth quarter of 2004.   The Company is acting to reduce
the effect on gross margin from lower factory utilization by taking a holiday
shutdown and controlling expenses.   Should global economic growth remain
strong and demand for the Company's products rebound, the Company has the ability to rapidly increase manufacturing output.

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

    Research and development expenses represented 16% and 22% as a percentage of net revenues, for the three months ended September 30, 2004 and 2003, respectively. On a dollar basis, research and development expenses decreased $355,000 or 3% to $11.1 million for the three months ended September 30, 2004 from $11.5 million for the comparable period in 2003. For the nine months ended September 30, 2004 and 2003, research and development expenses represented 16% and 24% as a percentage of net revenues, respectively. On a dollar basis, research and development expenses decreased $4.9 million or 14% to $31.4 million for the nine months ended September 30, 2004 from $36.3 million for the comparable period in 2003. This decrease was primarily due to decreased prototype fabrication costs and the reversal of $1.7 million of accrued payroll tax liabilities in the second quarter of 2004, associated with the conclusion of a tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements). The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

    Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 15% and 14% for the three months ended September 30, 2004 and 2003, respectively. On a dollar basis, selling, general and administrative expenses increased $2.7 million or 37% to $10.0 million for the three months ended September 30, 2004 from $7.3 million for the comparable period in 2003. This dollar increase was principally attributable to increased commissions related to higher revenues, increased staffing costs and profit sharing accruals and increased outside legal costs. For the nine months ended September 30, 2004 and 2003, selling, general and administrative expenses represented 14% as a percentage of net revenues, respectively. On a dollar basis, selling, general and administrative expenses increased $6.6 million or 32% to $27.4 million for the nine months ended September 30, 2004 from $20.8 million for the comparable period in 2003. This dollar increase was principally attributable to increased commissions related to higher revenues, increased staffing costs and profit sharing accruals and increased outside legal costs which were partially offset by the reversal of $1.1 million of accrued payroll tax liabilities in the second quarter of 2004, associated with the conclusion of a tax audit (see
Note 11 of Notes to Condensed Consolidated Financial Statements).

   Purchased in-process technology. Associated with the acquisition of BlueChip, Micrel allocated $2.6 million of the total purchase cost to intangible assets. Of that amount, $480,000 was expensed to purchased in-process technology, which has not reached technological feasibility and has no alternative future use, in the three months ended March 31, 2004. The remaining intangible assets of $2.1 million, consisting of $1.7 million in existing technology and $450,000 in customer relationships, are included in intangible assets in the accompanying condensed consolidated balance sheets and are being amortized over their useful lives of three to five years (see
Note 13 of Notes to Condensed Consolidated Financial Statements).

    Other Income, Net. Other income, net reflects interest income from investments in short-term, investment-grade, securities and money market funds offset by interest expense incurred on term notes, combined with other non-operating income or expenses. Other income, net increased $213,000 to $363,000 for the three months ended September 30, 2004 from $150,000 for the comparable period in 2003. Other income, net increased $404,000 to $901,000 for the nine months ended September 30, 2004 from $497,000 for the comparable period in 2003. These increases were primarily due to increased interest income on increased cash and investment balances and decreased interest expense resulting from a decrease in average debt.

    Provision for Income Taxes. The income tax provision for the three and nine months ended September 30, 2004 is based on the Company's estimated annual effective tax rate of 35% of pretax income, reduced by a $3.8 million reversal of accrued income tax liabilities in the second quarter of 2004, as a result of the completion of a federal income tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements), and increased by $168,000 as a result of $480,000 of non-deductible purchased in-process technology charges recorded in the first quarter of 2004. For the three and nine months ended September 30, 2003, the provision for income taxes was 23% of pretax income. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate and differs from taxes computed at the

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


federal statutory rate primarily due to the effect of state income taxes and state research and development credits.


Liquidity and Capital Resources

    Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2004, consisted of cash and short-term investments of $149 million and a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at September 30, 2004 and there were $550,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2005. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (4.75% at September 30, 2004), or the bank's revolving offshore rate, which approximates LIBOR (2.0% at September 30, 2004) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 2004.

    In September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate (4.75% at September 30, 2004), or adjustable monthly LIBOR (2.0% at September 30, 2004) plus 1.5%. The principal balance of the loan is to be repaid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance, with no early payment penalty. In December 2003, the company repaid $7.0 million of the loan, resulting in a remaining loan balance of $3.3 million at September 30, 2004. The mortgage agreement contains certain restrictive covenants with which the Company was in compliance at September 30, 2004.

    The Company generated $52.8 million in cash flows from operating activities for the nine months ended September 30, 2004 as compared to $25.9 million for the same period in the prior year. The $52.8 million in cash flows from operating activities generated by the Company, during the nine months ended September 30, 2004, were primarily attributable to net income of $26.2 million plus additions for non-cash activities of $31.7 million and a $4.7 million increase in accounts payable, which was partially offset by a $5.4 million increase in accounts receivables, as a result of increased revenues and a $5.9 million increase in inventories as a result of increased manufacturing activity and an increase in finished goods stock in an attempt to provide a high level of customer service.

    The $25.9 million in cash flows from operating activities generated by the Company in the nine months ended September 30, 2003 were primarily attributable to net income of $874,000 plus additions for non-cash activities of $29.8 million combined with a $2.5 million decrease in inventory, which were partially offset by a $4.3 million decrease in income taxes payable and a $2.6 million increase in accounts receivable.

    The Company used $54.9 million of cash in investing activities during the nine months ended September 30, 2004 comprised of $13.6 million in purchases of property, plant and equipment, $38.3 million in purchases of short term and long-term investments, $2.0 million for the purchase of BlueChip Communications and $1.0 million for the purchase of intangible assets. Cash used in investing activities during the nine months ended September 30, 2003 resulted from $15.8 in net purchases of property, plant and equipment.

    The Company used $25.7 million of cash in financing activities during the nine months ended September 30, 2004 primarily for the repurchase of $29.0 million of the Company's common stock, which was partially offset by $3.9 million in proceeds from employee stock transactions. Cash used in financing activities during the nine months ended September 30, 2003 was $705,000 and resulted from the repurchase of $3.5 million of the Company's common stock combined with $735,000 in repayments of long-term debt, which was partially offset by $3.5 million in proceeds from employee stock transactions.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    The Company currently intends to purchase approximately $18 million to $25 million in capital equipment and improvements during the next 12 months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $46.0 million of its common stock through June 30, 2005. The Company expects that its cash requirements through 2004 will be met by its cash from operations, existing cash balances and short-term investments, and its credit facility. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, and future debt or equity financings as required.


Recently Issued Accounting Standards

    Please refer to Note 2 of Notes to Condensed Consolidate Financial Statements for a discussion of the expected impact of recently issued accounting standards.


Contractual Obligations and Commitments

    The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 31, 2003 has not materially changed since that report was filed. During the nine months ended September 30, 2004 payments of $1.9 million were made under previously existing operating leases, repayments of $587,000 were made under previously existing long-term debt agreements and a $2.0 payment was made for other long-term liabilities. Open purchase orders were approximately $20 million and are all due within one year. These obligations primarily relate to future purchases of wafer fabrication raw materials, wafer fabrication masks, foundry wafers, assembly and testing services.

    Borrowing agreements consisted of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at September 30, 2004 and there were $550,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

   Demand for semiconductor components is increasingly dependent upon the rate
of growth of the global economy.   If the rate of global economic growth
slows, or contracts, customer demand for products could be adversely affected, which in turn could negatively affect revenues, results of operations and financial condition. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: rising interest rates in the United States, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions

   The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. International markets are subject to a variety of risks, including changes in policy by foreign governments, acts of terrorism,

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

    As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the Company's internal controls over financial reporting in their annual reports on Form 10-K. If the Company is unable to complete its assessment as to the adequacy of its internal controls over financial reporting as of December 31, 2004 and future year-ends as required by section 404 of the Sarbanes-Oxley act of 2002, or in the course of such assessments identify and report in Form 10-K material weaknesses in controls, investors could lose confidence in the reliability of the Company's internal control over financial reporting, which could result in a decrease in the value of its common stock.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


This report is required to contain an assessment by management of the effectiveness of the Company's internal control over financial reporting. In addition, the public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of a company's internal control over financial reporting. This requirement will first apply to Micrel for the year ending December 31, 2004. Although the Company intends to diligently and vigorously review internal controls over financial reporting in order to ensure compliance with the
Section 404 requirements, and has been expending significant resources in developing the necessary documentation and testing procedures required by
Section 404, there is a risk that the Company may not comply with all of the requirements imposed by Section 404. If the Company fails to complete its assessment of internal controls in a timely manner, or fails to meet the requirements of Section 404, the Company's independent registered public accounting firm may issue a report that is qualified. In addition, the limited size of the Company could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but more difficult in smaller organizations. Also, controls related to general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities. It is not clear how such circumstances should be interpreted in the context of an assessment of internal controls over financial reporting. If the Company fails to implement required new or improved controls, it may be unable to comply with the requirements of Section 404 in a timely manner.

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

   During a period when economic growth and customer demand have been less certain, both the semiconductor industry and the Company have experienced significant price erosion since the beginning of 2001. If price erosion continues, it will have the effect of reducing revenue levels and gross margins in future periods. Furthermore, the trend for the Company's customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company's products in the future.

   Customer demand for semiconductor products typically fluctuates based on seasonal patterns. Demand in the third and fourth quarter of the calendar year is typically higher due to the seasonal buying patterns related to the Christmas period. Demand in the first calendar quarter is typically lower due to the post-Christmas decline in consumption. Third quarter demand was unseasonably weak. Should actual seasonal demand patterns in the fourth quarter of 2004 be different than historical patterns, revenues and financial results may be adversely affected.

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

   Companies in the semiconductor industry are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production, alteration of manufacturing processes or a cessation of operations. In addition, these regulations could restrict the Company's ability to expand its facilities at their present locations or construct or operate a new wafer fabrication facility or could require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. The Company's failure to appropriately control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities and could have a material adverse effect on its business.


Company-Specific Risks

   In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

   The Company's gross margin, operating margin and net income are highly dependent on the level of revenue and capacity utilization that the Company experiences. Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment would not be fully absorbed, resulting in higher average unit costs and lower profit margins. The Company has increased utilization of its production capacity through the first nine months of 2004. If the decrease in customer demand experienced in the third quarter continues and production activity is reduced in response to lower demand, gross margin, operating margin and net income may deteriorate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At September 30, 2004, the Company held $36.2 million in short-term investments and $2.0 million in long-term investments. Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified as long-term. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2004, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At September 30, 2004, the Company held no fixed-rate long-term debt subject to interest rate risk.


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

     As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.

   There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

   The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") adopted rules requiring public companies to include a report from management on the Company's internal control over financial reporting in Annual Reports on Form 10-K. This requirement will first apply to Micrel's Annual Report on Form 10-K for the year ending December 31, 2004 and in subsequent Annual Reports thereafter. The report from management must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

   Management acknowledges its responsibility for establishing and maintaining internal control over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate internal control over financial reporting over the first ten months of 2004. In this regard, the Company has dedicated internal resources, engaged temporary employees, and adopted a detailed work plan to:
(i) assess and document the adequacy of its internal control over financial reporting; (ii) take steps to improve internal control processes where required; (iii) validate through testing that internal controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe the Company's process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

   We have prepared initial documentation of the Company's internal control over financial reporting and have recently commenced testing of those controls but have not yet completed this testing. Although the Company intends to diligently and vigorously review internal control over financial reporting, no assurance can be provided as to management's, or the Company's independent auditor's conclusions at December 31, 2004 with respect to the effectiveness of the Company's internal control over financial reporting, or that the Company will be able to complete the required assessment in a timely manner.

   It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 9 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in
Item 1 of Part I is incorporated herein by reference.


ITEM 2.  UNREGISTERED SALES AND USE OF PROCEEDS

Dividend Payment Restrictions

The Company has entered into borrowing agreements that contain restrictions on the declaration and payment of dividends without the lender's consent. In addition, the Company currently intends to retain future earnings to fund operations, and does not anticipate paying dividends on its common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2004         42,550    $ 16.70           42,550            $    8,670
February 2004        75,350    $ 15.91           75,350            $    7,471
March 2004          167,150    $ 13.75          167,150            $   20,792
April 2004          138,850    $ 13.11          138,850            $   18,972
May 2004             96,600    $ 12.83           96,600            $   17,733
June 2004           482,600    $ 13.03          482,600            $   11,447
July 2004           501,600    $ 10.31          501,600            $    6,274
August 2004         581,100    $  9.44          581,100            $   50,790
September 2004      476,100    $ 10.11          476,100            $   45,976
                  ---------    -------        ---------
Total             2,561,900    $ 11.33        2,561,900

In February 2002, the Company's Board of Directors approved a plan to repurchase shares of the Company's common stock in the open market. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. The Company has previously disclosed purchase activity and amendments to this plan in its Annual and Quarterly Reports on Form 10-K and Form 10-Q in the Notes to Consolidated Financial Statements. In August, 2004 the Board of Directors amended the repurchase program and authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2004 through June 30, 2005.


ITEM 6.  EXHIBITS

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



                                        MICREL, INCORPORATED
                                        --------------------
                                           (Registrant)



Date: November 8, 2004              By /s/ Richard D. Crowley, Jr.
                                       ---------------------------
                                           Richard D. Crowley, Jr.
                                        Vice President, Finance and
                                          Chief Financial Officer
                                          (Authorized Officer and
                                        Principal Financial Officer)