Form 10-K/A
period 2003-12-31
MICREL INC
filed 2005-02-24
CIK 932111

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

                                EXPLANATORY NOTE

   This amendment to Micrel, Incorporated's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is being filed to amend Item 9A. Controls and Procedures, to conform the wording more closely to that required by Items 307 and 308(c) of Regulation S-K. No revisions have been made to the Micrel Incorporated financial statements or any other disclosures contained in the Annual Report.


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

   As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

   There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 23rd day of February, 2005.

                                      MICREL, INCORPORATED

                              By       /S/ Raymond D. Zinn
                                     -------------------------
                                           Raymond D. Zinn
                                 President and Chief Executive Officer