Form 10-Q
period 2005-03-31
MICREL INC
filed 2005-05-10
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005.

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


As of April 29, 2005 there were 87,388,461 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                           Page
                                                                           ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - March 31, 2005 and
          December 31, 2004                                                   3

         Condensed Consolidated Statements of Operations - Three Months
          Ended March 31, 2005 and 2004                                       4

         Condensed Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2005 and 2004                                       5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          25

Item 4.  Controls and Procedures                                             25

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                   26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         26

Item 6.  Exhibits                                                            26


         Signature                                                           27

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                       March 31,  December 31,
                                                         2005        2004 (1)
                                                      ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  113,814   $  101,282
  Short term investments                                  29,453       46,503
  Accounts receivable, net                                32,291       32,055
  Inventories                                             33,569       35,744
  Other current assets                                     2,441        2,488
  Deferred income taxes                                   25,702       25,746
                                                      ----------   ----------
    Total current assets                                 237,270      243,818

PROPERTY, PLANT AND EQUIPMENT, NET                        78,467       81,605
LONG TERM INVESTMENTS                                      1,981        2,012
DEFERRED INCOME TAXES                                        272          --
INTANGIBLE ASSETS, NET                                     5,969        6,375
OTHER ASSETS                                                 383          457
                                                      ----------   ----------
TOTAL                                                 $  324,342   $  334,267
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $   13,704   $   16,275
  Taxes payable                                            6,501        4,960
  Deferred income on shipments to distributors            13,356       13,648
  Other current liabilities                               13,690       12,165
  Current portion of long-term debt                          170          164
                                                      ----------   ----------
    Total current liabilities                             47,421       47,212

LONG-TERM DEBT                                                27           83
DEFERRED INCOME TAXES                                        --           121
OTHER LONG-TERM OBLIGATIONS                                1,533        1,964

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                              --           --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2005 - 88,087,061 shares;
   2004 - 89,825,994 shares                              110,837      127,264
  Deferred stock compensation                               (817)      (1,118)
  Accumulated other comprehensive loss                       (88)         (85)
  Retained earnings                                      165,429      158,826
                                                      ----------   ----------
    Total shareholders' equity                           275,361      284,887
                                                      ----------   ----------
TOTAL                                                 $  324,342   $  334,267
                                                      ==========   ==========

(1) Derived from the audited balance sheet included in the Annual Report on Form 10-K of Micrel, Incorporated for the year ended December 31, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED


                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
NET REVENUES                                          $   60,685   $   61,261

COST OF REVENUES(1)                                       30,309       33,717
                                                      ----------   ----------
GROSS PROFIT                                              30,376       27,544
                                                      ----------   ----------

OPERATING EXPENSES:
  Research and development                                11,460       10,556
  Selling, general and administrative                      9,344        8,866
  Amortization of deferred stock compensation(1)             250          595
  Purchased in-process technology                            --           480
                                                      ----------   ----------
    Total operating expenses                              21,054       20,497
                                                      ----------   ----------
INCOME FROM OPERATIONS                                     9,322        7,047



OTHER INCOME, NET                                            836          249
                                                      ----------   ----------
INCOME BEFORE INCOME TAXES                                10,158        7,296

PROVISION FOR INCOME TAXES                                 3,555        2,721
                                                      ----------   ----------
NET INCOME                                            $    6,603   $    4,575
                                                      ==========   ==========

NET INCOME PER SHARE:
  Basic                                               $     0.07   $     0.05
                                                      ==========   ==========
  Diluted                                             $     0.07   $     0.05
                                                      ==========   ==========

WEIGHTED AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                                                   89,102       92,518
                                                      ==========   ==========
  Diluted                                                 89,624       95,249
                                                      ==========   ==========

(1) Amortization of deferred stock compensation:
     Included in cost of revenues                     $       51   $      193
                                                      ==========   ==========
     Amortization of deferred stock compensation
      included in operating expenses related to:
       Research and development                       $       64   $      218
       Selling, general and administrative                   186          377
                                                      ----------   ----------
         Total operating expenses                     $      250   $      595
                                                      ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                          $    6,603   $    4,575
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          5,371        6,441
    Stock based compensation                                 301          788
    Purchased in-process technology                          --           480
    (Gain) loss on disposal of assets                        102          --
    Deferred rent                                            (20)         --
    Deferred income taxes                                   (349)       2,493
    Changes in operating assets and liabilities,
     net of effect of acquisition:
      Accounts receivable                                   (236)      (4,375)
      Inventories                                          2,175       (3,034)
      Prepaid expenses and other assets                      121         (250)
      Accounts payable                                    (2,571)       3,023
      Income taxes                                         1,482          185
      Other accrued liabilities                            1,114        2,579
      Deferred income on shipments to distributors          (292)       2,163
                                                      ----------   ----------
        Net cash provided by operating activities         13,801       15,068
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (1,929)      (5,954)
  Purchase of intangible assets                              --        (1,030)
  Purchases of short-term investments                        --        (7,001)
  Proceeds from the sale of short-term investments        17,078          --
  Purchase of BlueChip Communications, net of
  cash acquired                                              --        (2,033)
                                                      ----------   ----------
    Net cash provided by (used in) investing
     activities                                           15,149      (16,018)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                               (50)        (168)
  Proceeds from the issuance of common stock, net            780        1,406
  Repurchase of common stock                             (17,148)      (4,209)
                                                      ----------   ----------
    Net cash used in financing activities                (16,418)      (2,971)
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      12,532       (3,921)

CASH AND CASH EQUIVALENTS - Beginning of period          101,282      140,059
                                                      ----------   ----------

CASH AND CASH EQUIVALENTS - End of period             $  113,814   $  136,138
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $       49   $       98
                                                      ==========   ==========
  Income taxes                                        $    2,468   $       62
                                                      ==========   ==========
Non-cash transactions:
  Deferred stock compensation (reversal)              $      --    $      (96)
                                                      ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. This financial data should also be read in conjunction with the Company's critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
Weighted average common shares outstanding                89,102       92,518
Dilutive effect of stock options outstanding
 using the treasury stock method                             522        2,731
                                                      ----------   ----------
Shares used in computing diluted net income per share     89,624       95,249
                                                      ==========   ==========

For the three months ended March 31, 2005 and 2004, 9.5 million and 2.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

Stock Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". During the years 1996 through December 2001, certain of the Company's option pricing practices resulted in stock compensation expense under APB 25 (for a further discussion, see Stock-based Awards included in Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004). Deferred stock compensation expense balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of March 31, 2005 total unamortized stock compensation was $817,000 with an anticipated remaining future amortization schedule of $521,000 in 2005 and $296,000 in 2006.

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
Expected life (months)                                    60           60
Stock volatility                                         81.9%        81.7%
Risk free interest rates                                  4.2%         2.8%
Dividends during expected terms                          none         none

The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
Expected life (months)                                     6            6
Stock volatility                                         81.9%        81.7%
Risk free interest rates                                  3.0%         2.0%
Dividends during expected terms                          none         none

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

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
Net income as reported                                $    6,603   $    4,575
                                                      ==========   ==========
Add:  stock-based employee compensation expense
 included in reported net income, net of tax effects         183          479
Deduct:  stock-based employee compensation expense
 determined under fair value based method, net
 of tax effects                                           (2,244)      (3,034)
                                                      ----------   ----------
Pro forma net income                                  $    4,542   $    2,020
                                                      ==========   ==========

Net income per share as reported:
  Basic                                               $     0.07   $     0.05
                                                      ==========   ==========
  Diluted                                             $     0.07   $     0.05
                                                      ==========   ==========

Pro forma net income per share:
  Basic                                               $     0.05   $     0.02
                                                      ==========   ==========
  Diluted                                             $     0.05   $     0.02
                                                      ==========   ==========

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("EITF 03-01"). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. In September 2004, the FASB delayed the accounting provisions of EITF Issue No 03-01; however the disclosure requirements remain effective and were adopted by the Company as of the year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF Issue No. 03-01 when final guidance is issued.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate as SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". It also makes clear that fixed overhead should be allocated based on "normal capacity" of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which is 2006 for calendar year companies. The Company is currently evaluating the potential impacts, if any, that the adoption of SFAS No. 151 may have on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the grant date, in the financial statements. As a result of the SEC's April 2005 deferral of the effective date of SFAS No. 123R, the Company will be required to adopt SFAS No. 123R effective January 1, 2006., although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.

The Company currently utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS No. 123R.

The Company currently expects to adopt SFAS 123R in the quarter and year beginning January 1, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use. Subject to a complete review of the requirements of SFAS 123R, the Company expects that the adoption of SFAS 123R may have a material adverse impact on its results of operations.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   INVESTMENTS

Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at March 31, 2005 is as follows (in thousands):

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding     Holding
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------
   Short-term investments        $ 29,511    $ 29,453    $    --     $      58

   Long-term investments         $  2,011    $  1,981    $    --     $      30

As of March 31, 2005, all investments with unrealized loss positions have been in such positions for twelve months or less.

4.   INVENTORIES

Inventories consist of the following (in thousands):

                                                       March 31,  December 31,
                                                         2005         2004
                                                      ----------   ----------
    Finished goods                                    $   15,460   $   15,912
    Work in process                                       16,427       18,585
    Raw materials                                          1,682        1,247
                                                      ----------   ----------
                                                      $   33,569   $   35,744
                                                      ==========   ==========


5.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at March 31, 2005, and there were $875,000 in standby letters of credit outstanding. In December 2004, the expiration date of the revolving line of credit agreement was extended to June 30, 2006. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (5.75% at March 31, 2005), or the bank's revolving offshore rate, which approximates LIBOR (3.1% at March 31, 2005) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2005.

Associated with the acquisition of BlueChip Communications, the Company has $197,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2005, three customers, an Asian based OEM, a world wide distributor and an Asian based stocking representative, accounted for $9.7 million (16%), $7.2 million (12%) and $6.5 million (11%) of net revenues, respectively. During the three months ended March 31, 2004, two customers, a world wide distributor and an Asian based stocking representative, accounted for $10.2 million (17%) and $6.1 million (10%) of net revenues, respectively.

At March 31, 2005, three customers accounted for 17%, 13% and 12% of total accounts receivable. As of March 31, 2004, one customer accounted for 11% of net accounts receivable.


7.   COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $6.6 million and $4.6 million for the three months ended March 31, 2005 and 2004, respectively.



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

                     Net Revenues by Segment
(dollars in thousands)
                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
Net Revenues:
Standard Products                                     $   58,587   $   58,634
Custom and Foundry Products                                2,098        2,627
                                                      ----------   ----------
   Total net revenues                                 $   60,685   $   61,261
                                                      ==========   ==========

As a Percentage of Total Net Revenues:
Standard Products                                            97%          96%
Custom and Foundry Products                                   3            4
                                                      ----------   ----------
   Total net revenues                                       100%         100%
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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. After many years of motions and appeals, a claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. Furthermore, the parties have attended three settlement conferences before the District Court. A trial date has been set for November 28, 2005. The Company intends to continue to defend itself against the claims alleged in this litigation

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. The Company intends to vigorously defend itself against these counterclaims. The case is currently in the
pretrial phase.   Case management and settlement conferences were conducted
with the Court on December 7, 2004 and February 17, 2005. A trial date has been set for July 12, 2005.

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

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems ("MPS"), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California (the "Court") alleging two causes of action for infringement by MPS of certain patents owned by Micrel. In the complaint, the Company alleges that MPS has been and is infringing U.S. patent no. 5,517,046 (the " '046 patent") and U.S.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


patent no. 5,556,796 (the " '796 patent"). Micrel alleges damages attributable to MPS' infringement of the '046 and '796 patents as a direct result of MPS' actions, including treble damages for wanton, deliberate, malicious and willful conduct. Subsequently, on November 29, 2004 the Company filed an amended complaint adding Michael R. Hsing, MPS' President and Chief Executive Officer ("Hsing"), and James C. Moyer, MPS' Chief Design Engineer ("Moyer") as defendants. Hsing and Moyer are both former employees of Micrel. In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint adds causes of action for statutory and common law misappropriation of Micrel's trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California's Unfair Competition Law. The amended complaint seeks compensatory damages, costs of suit and such other relief that the Court may deem proper. On December 16, 2004, MPS filed a Motion to Dismiss the Company's claims for statutory and common law misappropriation of Micrel's trade secrets. On April 8, 2005, the Court granted MPS' Motion to Dismiss with leave to amend the complaint. On May 2, 2005, Micrel filed a second amended complaint for patent infringement, misappropriation of trade secrets, common law misappropriation, breach of confidentiality agreement, and statutory unfair competition.

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


10.   STOCK REPURCHASE PROGRAM

In March 2005, Micrel's Board of Directors approved a $75 million share repurchase program for calendar year 2005. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. During the three months ended March 31, 2005, the Company repurchased 1,838,200 shares of its common stock for $17.1 million.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


11.   INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $25.7 million and net long-term deferred tax liabilities of $272,000 as of March 31, 2005. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

The income tax provision for the three months ended March 31, 2005 and 2004 is based on the Company's estimated annual effective tax rate of 35% and 37% of pretax income, respectively.


12.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

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

A summary of restructuring expense accrual is as follows: ($000)

                                             Contractual
                                              Facility    Equipment
                                                Costs      Disposal    Total
                                             -----------  ---------  ---------

Balance December 31, 2003                     $   4,119   $     411  $   4,530
2004   Charges                                      584         --         584
       Uses                                      (1,654)        (51)    (1,705)
                                              ---------   ---------  ---------
Balance December 31, 2004                     $   3,049   $     360  $   3,409
2005   Charges                                      --          --         --
       Uses                                        (410)        --        (410)
                                              ---------   ---------  ---------
Balance March 31, 2005                        $   2,639   $     360  $   2,999
                                              =========   =========  =========


Of the $3.0 million in accrued restructuring costs, $2.0 million has been classified as other current liabilities and the remaining $1.0 million has been classified as other long-term obligations as of March 31, 2005. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Actual future costs or actual sublease income may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

    The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "intend," "objective," "plan," "expect" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2004.

   Micrel designs, develops, manufactures and markets a range of high-

performance analog power integrated circuits ("ICs"), mixed-signal and digital ICs. These circuits are used in a wide variety of electronics products, including those in the computer, telecommunications, industrial and networking markets. In addition to standard products, the Company manufactures custom analog and mixed-signal circuits and provides wafer foundry services.

   The Company's 2004 revenues grew to the highest level since 2000, increasing 22 percent over 2003. The strength in customer order rates that began in the second half of 2003 continued through most of the first half of 2004. The increase in customer demand caused lead times for semiconductor components, including Micrel's, to expand during the first and second quarters of 2004 as customers and distributors became concerned about availability of supply. The Company's revenues continued to grow in the first half of the year and gross margin, operating margin and net income increased on a sequential basis in both the first and second quarters. By the end of the second quarter, customers began to perceive that the supply of semiconductor components was generally sufficient and lead times for certain components began to shrink.

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

    In the first quarter of 2005, demand as measured by order rates, improved substantially over fourth quarter of 2004 levels. First quarter bookings increased by 40% over fourth quarter 2004 levels. After a weak December, average daily order rates increased at the beginning of January and remained steady through the end of March. The improvement in order rates was driven by customers serving the industrial, computing and communications end markets. Orders from customers serving the wireless handset end market were slightly less than fourth quarter levels, which is normal for the first calendar quarter. Bookings from Micrel's major distributors increased in the first quarter after falling sharply in the second half of 2004 as distributors adjusted to shorter industry lead times and reduced their inventory levels. Despite increased bookings during the first quarter and lean supply chain inventory levels, order lead times from our customers continued to average two to three weeks. This suggests that the Company's customers continue to believe that there is sufficient capacity to meet demand on relatively short notice. Although order backlog increased modestly in the first quarter, there continues to be limited visibility into customer demand which makes it difficult to accurately predict future revenue levels.

    The increase in demand in the first quarter of 2005 resulted in an increased level of orders booked and shipped during the quarter, known as "turns fill". As a result of the increased demand, first quarter sales increased sequentially by 2% after declining the previous two quarters, but
were 1% below the revenue from the year ago period.   Despite relatively flat
revenues, the Company continued to improve gross margin. First quarter of 2005 gross margin of 50.1% was the highest quarterly gross margin for Micrel since the first quarter of 2001. First quarter of 2005 gross margin improved by 376 basis points from the fourth quarter of 2004 and was more than 500 basis points higher than the year ago period on approximately the same level of revenues. Operating profit and net income in the first quarter of 2005 also increased from both the first and fourth quarters of 2004.

    In 2004, Micrel completed the acquisition of BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance RF ICs and modules for the actuation and connectivity markets. The acquisition was accounted for as a purchase under SFAS No. 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward have been included in the Company's consolidated financial statements. (see Note 13 of Notes to Condensed Consolidated Financial Statements).

    The Company derives a substantial portion of its net revenues from standard products. For the three month periods ended March 31, 2005 and 2004 the Company's standard products sales accounted for 97% and 96%, of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

   The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development of new products. These and other factors are described in further detail later in this discussion. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.


Critical Accounting Policies and Estimates

   The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, inventory valuation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10 K for the year ended December 31, 2004.

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

   The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of March 31, 2005, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
Net revenues                                             100.0%       100.0%
Cost of revenues                                          49.9         55.0
                                                         -----        -----
  Gross profit                                            50.1         45.0
                                                         -----        -----
Operating expenses:
  Research and development                                18.9         17.2
  Selling, general and administrative                     15.4         14.5
  Amortization of deferred stock compensation              0.4          1.0
  Purchased in-process technology                          --           0.8
                                                         -----        -----
    Total operating expenses                              34.7         33.5
                                                         -----        -----
Income from operations                                    15.4         11.5
Other income, net                                          1.4          0.4
                                                         -----        -----
Income before income taxes                                16.8         11.9
Provision for income taxes                                 5.9          4.4
                                                         -----        -----
Net income                                                10.9%         7.5%
                                                         =====        =====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   Net Revenues. For the three months ended March 31, 2005, net revenues decreased 1% to $60.7 million from $61.3 million for the same period in the prior year. This decrease was primarily due to decreased custom and foundry products revenues.

   Standard products revenues for the three months ended March 31, 2005, and 2004 were constant at $58.6 million, representing 97% and 96% of net revenues, respectively.

   Custom and foundry products revenues for the three months ended March 31, 2005, decreased 20% to $2.1 million from $2.6 million for the same period in the prior year. The decrease resulted primarily from decreased unit shipments of custom products.

   Customer demand for semiconductors can change quickly and unexpectedly. The Company's revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company's lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.

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

   Although overall semiconductor industry channel inventories appear to be equal to or below long term historical trends, customers perceive that semiconductor components are readily available. Customers are cautious in committing new orders, relying instead on short lead times and the willingness of semiconductor manufacturers to hold inventory and react quickly to supply their short term needs. As a result, order lead times from the Company's customers remained in the two to three week range in the first quarter of 2005. The short lead times combined with a sequential increase in customer order rates continued to drive a high level of turns fill, which rose to 58% for the first quarter of 2005. The higher overall level of orders in the first quarter suggests that customers have reduced their inventories to a level where they are now purchasing components at about the same rate at which they are consuming them. The low backlog level, increased reliance on turns fill orders, and the uncertain growth rate of the world economy make it difficult to predict near term demand. Although the Company has reduced production levels in response to lower order rates, the uncertainty in demand arising from these factors, together with the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require the Company, its stocking representatives and distributors to continue to carry higher levels of inventory.

   International sales remained constant at 76% of net revenues for the three months ended March 31, 2005 and 2004, respectively.

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

   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 50% for the three months ended March 31, 2005 from 45% for the comparable period in 2004. These increases in gross margin resulted primarily from decreased depreciation and other manufacturing cost reductions. Depreciation and

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


amortization (excluding amortization of deferred stock compensation) as a percent of sales declined to 9% for the three months ended March 31, 2005 from 11% for the same period in 2004. This reduction in depreciation was primarily due to existing equipment becoming fully depreciated, which was partially offset by additional depreciation on new equipment purchases.

   Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 19% and 17%, for the three months ended March 31, 2005 and 2004, respectively. On a dollar basis, research and development expenses increased $904,000 or 9% to $11.4 million for the three months ended March 31, 2005 from $10.6 million for the comparable period in 2004. This increase was primarily due to increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 15% and 14% for the three months ended March 31, 2005 and 2004, respectively. On a dollar basis, selling, general and administrative expenses increased $478,000 or 5% to $9.3 million for the three months ended March 31, 2005 from $8.9 million for the comparable period in 2004. This dollar increase was principally attributable to increased profit sharing accruals, increased accounting and auditing costs associated with implementation of the requirements of Section 404 of the Sarbanes-Oxley Act and increased outside legal costs.

   Amortization of Deferred Stock Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". During the years 1996 through December 2001, certain of the Company's option pricing practices resulted in stock compensation expense under APB 25. As of March 31, 2005 total unamortized stock compensation was $817,000 with an anticipated remaining future amortization schedule of $521,000 in 2005 and $296,000 in 2006.

   In December 2004, the Financial Accounting Standards Board ("FASB" or the "Board") issued Statement of Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB 25 (see Note 2 of Notes to Condensed Consolidated Financial Statements for more discussion of SFAS No. 123R).

   Purchased in-process technology. Associated with the acquisition of BlueChip, Micrel allocated $2.6 million of the total purchase cost to intangible assets. Of that amount, $480,000 was expensed to purchased in-process technology, which had not reached technological feasibility and had no alternative future use, in the three months ended March 31, 2004. This amount was adjusted and reversed in part as of December 31, 2004 to reflect the final determination of conditional consideration that had previously been allocated in part to purchased in-process technology.

   Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes. Other income, net increased $587,000 to $836,000 for the three months ended March 31, 2005 from $249,000 for the comparable period in 2004. The increase was primarily due to an increase in interest rates and returns on investment balances and decreased interest expense resulting from a decrease in average debt.

   Provision for Income Taxes. The income tax provision for the three months ended March 31, 2005 and 2004 represented 35% and 37% of pretax income, respectively. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate and differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes, state research and development credits, federal extraterritorial income exclusion and federal qualified production activity deductions.


Liquidity and Capital Resources

    Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2005, consisted of cash and short-term investments of $143 million and a $5 million revolving line of credit from a commercial bank (see Note 5 of Notes to Condensed Consolidated Financial Statements).

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




The Company generated $13.8 million in cash flows from operating activities for the three months ended March 31, 2005, primarily attributable to net income of $6.6 million plus additions for non-cash activities of $5.4 million and a $2.2 million decrease in inventories, which was partially offset by a $2.6 million decrease in accounts payable.

   For the three months ended March 31, 2004, the Company generated $15.1 million in cash flows from operating activities, primarily attributable to a net income of $4.6 million plus additions for non-cash activities of $10.2 million combined with a $7.9 million increase in current liabilities, which was partially offset by a $4.4 million increase in accounts receivables.

    The Company generated $15.1 million of cash from investing activities during the three months ended March 31, 2005 comprised of $17.0 million in proceeds from the sales of short-term investments which was partially offset by $1.9 million in purchases of property, plant and equipment.

   For the three months ended March 31, 2004, the Company used $16.0 million in cash for investing activities for the purchases of $7.0 million in short term investments, $6.0 million in purchases of property, plant and equipment, $2.0 million for the purchase of BlueChip and $1.0 million for the purchase of intangible assets.

   The Company used $16.4 million of cash in financing activities during the three months ended March 31, 2005 primarily for the repurchase of $17.1 million of the Company's common stock, which was partially offset by $780,000 in proceeds from employee stock transactions.

   For the three months ended March 31, 2004, the Company used cash in financing activities of $3.0 million which was primarily the result of the repurchase of $4.2 million of the Company's common stock, which was partially offset by $1.4 million in proceeds from employee stock transactions.

   The Company currently intends to spend approximately $12 million to $18 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. In March 2005, the Company announced that its Board of Directors had approved a $75 million stock repurchase program and the Company is currently authorized by its Board of Directors to repurchase an additional $57.9 million of its common stock through December 31, 2005. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for 2005. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.


Recently Issued Accounting Standards

   Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.


Contractual Obligations and Commitments

    The Company's contractual obligations disclosure in its Annual Report on Form 10-K for the year ended December 31, 2004 has not materially changed since that report was filed. During the three months ended March 31, 2005 payments of $801,000 were made under previously existing operating leases and repayments of $50,000 were made under previously existing long-term debt agreements. Open purchase orders were approximately $26 million and are primarily due within one year. These obligations primarily relate to future purchases of production equipment, wafer fabrication raw materials, foundry wafers, assembly and testing services, insurance services and advertising services.

    Borrowing agreements consisted of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at March 31, 2005 and there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

   The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.


Factors That May Affect Operating Results

    If a company's operating results are below the expectations of public market analysts or investors, then the market price of its common stock could decline. Many factors that can affect a company's quarterly and annual results are difficult to control or predict. Some of the factors which can affect a multinational semiconductor business such as the Company are described below. Additional factors that may affect the Company and its operating results are contained within the Company's Form 10-K for the year ended December 31, 2004.

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises
-------------------------------------------------------------------------------

   Demand for semiconductor components is increasingly dependent upon the rate
of growth of the global economy.   If the rate of global economic growth slows,
or contracts, customer demand for products could be adversely affected, which in turn could negatively affect revenues, results of operations and financial condition. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: rising interest rates in the United States, increased price inflation for goods, services or materials, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions. Recent economic trends include slower economic growth in first quarter 2005 U.S. gross domestic product, rising interest rates and higher energy prices. As a result of these unfavorable economic trends, the Company has lowered its growth estimates for 2005 global semiconductor shipments to an increase of 8% to 10% from its previous projection of 12% to 15% growth.

   The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. In 2004 and the first quarter of 2005, 66% of the Company's revenues were derived from shipments to customers in Asia, an increase from 32% in 2000 and 60% in 2003. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company's products in the local currencies of the foreign markets it serves. This would result in making the Company's products relatively more expensive than its competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world.


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

   The short lead time environment in the semiconductor industry has allowed many end consumers to rely on stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory. During 2004, some of the Company's stocking representatives and distributors increased their inventory levels to service the volatile short-term demand of the end customer. Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company's revenues and results of operations.

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

   Compliance with corporate governance regulations such as the Sarbanes-Oxley Act, which requires the Company's management to conduct an evaluation of the effectiveness of its internal control over financial reporting, has increased the Company's costs. Compliance with Section 404 of the Sarbanes-Oxley Act and other recent corporate governance and internal control regulations resulted in a tripling of audit and accounting fees in 2004 as well as increased costs for internal auditing and third party consultants. The increased expense in 2004 associated with this compliance effort was approximately $1 million, reducing net income per diluted share by approximately $0.01. Although the Company expects the cost of compliance to decrease in 2005, the cost will remain significantly above years prior to 2004 and new regulations, or changes to existing regulations, could cause expenses to be higher than anticipated in the future.

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

   The recently issued Statement of Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" will require the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As discussed in Note 1 of Notes to Consolidated Financial Statements, the ultimate impact from the adoption of this accounting standard is uncertain but it is expected to significantly increase stock based compensation expense in future periods after adoption. The pro forma effect to net income and earnings per share had the Company applied the fair value method to stock-based awards has been disclosed in the Company's previous Form 10-K filings and is contained in
Note 1 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. However, a reduction in net income and earnings per share from the expensing of stock option awards in the Company's future results of operation may have an adverse affect on the value of the Company's common stock. If the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




Company reduces the number of stock option grants to employees to minimize the cost associated with share based incentive awards, it will most likely make it more difficult for the Company to hire and retain employees.

   Our customers are requiring that the Company offer its products in lead-free packages. Governmental regulations in certain countries and our customers' intention to produce products that are less harmful to the environment has resulted in a requirement from many of the Company's customers to purchase integrated circuits that do not contain lead. The Company has responded by offering its products in lead-free versions. While the lead-free versions of the Company's products are expected to be more friendly to the environment, the ultimate impact is uncertain. The transition to lead-free products may produce sudden changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods.
This may have an adverse affect on the Company's results of operations. In addition, the quality, cost and manufacturing yields of the lead free products may be less favorable compared to the products packaged using more traditional materials which may result in higher costs to the Company.

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

   The cellular telephone (wireless handset) market comprises a significant portion of the Company's standard product revenues. The proportion of the Company's annual revenues from customers serving the cellular telephone market has been increasing over the last three years, growing from less than 20% of worldwide sales in 2001 to approximately 25% in 2004 and the first quarter of 2005. Due to the highly competitive and fast changing environment in which the Company's cellular telephone customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company's cellular telephone customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company's products can decline sharply which could adversely affect the Company's revenues and results of operations.

   The Company derives a significant portion of its revenues from customers
located in certain geographic regions or countries.   A significant portion of
the Company's revenues come from customers located in South Korea. In the event that political tensions surrounding North Korea evolve into military or social conflict, or other factors disrupt the Korean economy, the Company's revenues, results of operations, cash flow and financial condition could be adversely affected. A significant portion of the Company's revenues come from customers located in Taiwan and China. In the event that economic activity in these two countries declines, or is disrupted by geopolitical events, the Company's revenues and results of operations could be adversely affected.

   The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. The Company's existing wafer fabrication facility, located in Northern California, may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At March 31, 2005, the Company held $29.5 million in short-term investments and $2.0 million in long-term investments. Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified as either as short-term or long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2005, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At March 31, 2005, the Company held no fixed-rate long-term debt subject to interest rate risk.


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

     As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level at March 31, 2005.

   There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 9 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in Item 1 of
Part I is incorporated herein by reference.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Payment Restrictions

The Company has entered into borrowing agreements that contain restrictions on the declaration and payment of dividends without the lender's consent. In addition, the Company currently intends to retain future earnings to fund operations, and does not anticipate paying dividends on its common stock in the foreseeable future.

Issuer Purchases of Equity Securities

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2005         478,500    $  9.19         478,500           $  31,216
February 2005        415,800    $  8.85         415,800           $  27,535
March 2005           943,900    $  9.61         943,900           $  57,852
                   ---------                  ---------
Total              1,838,200    $  9.33       1,838,200

In February 2002, the Company's Board of Directors approved a plan to repurchase shares of the Company's common stock in the open market. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. In August 2004, the Board of Directors amended the repurchase program and authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2004 through June 30, 2005. In March 2005, the Board of Directors approved a $75 million share repurchase program for calendar year 2005. This action supercedes the Company's previously approved authorization to repurchase Micrel common stock announced in August, 2004.


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


                              MICREL, INCORPORATED
                              --------------------
                                  (Registrant)



Date: May 9, 2005       By   /s/ Richard D. Crowley, Jr.
                           ------------------------------
                              Richard D. Crowley, Jr.
                           Vice President, Finance and
                               Chief Financial Officer
                             (Authorized Officer and
                            Principal Financial Officer)