Form 10-Q
period 2005-06-30
MICREL INC
filed 2005-08-08
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30 2005.

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

As of July 29, 2005 there were 86,612,257 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

                                                                          Page


                                                                          ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
          June 30, 2005 and December 31, 2004                               3

         Condensed Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 2005 and 2004                 4

         Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2005 and 2004                           5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        28

Item 4.  Controls and Procedures                                           28

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       29

Item 4.  Submission of Matters to a Vote of Security Holders               29

Item 6.  Exhibits                                                          30


         Signature                                                         31

ITEM 1.  FINANCIAL STATEMENTS


                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                       June 30,   December 31,
                                                         2005        2004 (1)
                                                      ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  103,511   $  101,282
  Short term investments                                  35,184       46,503
  Accounts receivable, net                                31,285       32,055
  Inventories                                             30,764       35,744
  Other current assets                                     1,856        2,488
  Deferred income taxes                                   15,916       15,962
                                                      ----------   ----------
    Total current assets                                 218,516      234,034

PROPERTY, PLANT AND EQUIPMENT, NET                        77,795       81,605
LONG TERM INVESTMENTS                                      2,003        2,012
DEFERRED INCOME TAXES                                     10,367        9,663
INTANGIBLE ASSETS, NET                                     5,564        6,375
OTHER ASSETS                                                 380          457
                                                      ----------   ----------
TOTAL                                                 $  314,625   $  334,146
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $   17,539   $   16,275
  Taxes payable                                              --         4,960
  Deferred income on shipments to distributors            11,983       13,648
  Other current liabilities                               20,073       12,165
  Current portion of long-term debt                          191          164
                                                      ----------   ----------
    Total current liabilities                             49,786       47,212

LONG-TERM DEBT                                               --            83
OTHER LONG-TERM OBLIGATIONS                                1,095        1,964

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                              --           --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2005 - 86,815,694 shares;
   2004 - 89,825,994 shares                               97,764      127,264
  Deferred stock compensation                               (563)      (1,118)
  Accumulated other comprehensive loss                       (69)         (85)
  Retained earnings                                      166,612      158,826
                                                      ----------   ----------
    Total shareholders' equity                           263,744      284,887
                                                      ----------   ----------
TOTAL                                                 $  314,625   $  334,146
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

                               MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2005      2004       2005      2004
                                       --------  --------   --------  --------
NET REVENUES                           $ 62,052  $ 68,996   $122,737  $130,257

COST OF REVENUES(1) (NOTE 11)            29,900    34,618     60,209    68,335
                                       --------  --------   --------  --------
GROSS PROFIT                             32,152    34,378     62,528    61,922
                                       --------  --------   --------  --------

OPERATING EXPENSES:
  Research and development (NOTE 11)     11,214     9,689     22,674    20,245
  Selling, general and
   administrative (NOTE 11)              10,692     8,573     20,036    17,439
  Amortization of deferred stock
   compensation(1)                          149       577        399     1,172
  Purchased in-process technology           --        --         --        480
  Litigation accrual                      9,282       --       9,282       --
                                       --------  --------   --------  --------
    Total operating expenses             31,337    18,839     52,391    39,336
                                       --------  --------   --------  --------
INCOME FROM OPERATIONS                      815    15,539     10,137    22,586

OTHER INCOME, NET                         1,005       289      1,841       538
                                       --------  --------   --------  --------
INCOME BEFORE INCOME TAXES                1,820    15,828     11,978    23,124
PROVISION FOR INCOME TAXES (NOTE 11)        637     1,780      4,192     4,501
                                       --------  --------   --------  --------
NET INCOME                             $  1,183  $ 14,048   $  7,786  $ 18,623
                                       ========  ========   ========  ========

NET INCOME PER SHARE:
  Basic                                $   0.01  $   0.15   $   0.09  $   0.20
                                       ========  ========   ========  ========
  Diluted                              $   0.01  $   0.15   $   0.09  $   0.20
                                       ========  ========   ========  ========

WEIGHTED-AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                                  87,256    92,259     88,165    92,387
                                       ========  ========   ========  ========
  Diluted                                88,097    94,074     88,834    94,666
                                       ========  ========   ========  ========
(1)Amortization of deferred stock
    compensation:
     Included in cost of revenues      $     41  $    177   $     92  $    370
                                       ========  ========   ========  ========
     Included in operating expenses
      amortization of deferred stock
      compensation related to:
       Research and development        $     39  $    218   $    103  $    436
       Selling, general and
        administrative                      110       359        296       736
                                       --------  --------   --------  --------
         Total operating expenses      $    149  $    577   $    399  $  1,172
                                       ========  ========   ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                         Six Months Ended


                                                              June  30,
                                                        -------------------
                                                          2005       2004
                                                        --------   --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                            $  7,786   $ 18,623
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                        10,540     12,704
     Stock based compensation                                491      1,542
     Purchased in-process technology                         --         480
     Loss on disposal of assets                              102         35
     Deferred rent                                           (45)         3
     Deferred income taxes                                  (658)     8,141
     Changes in operating assets and liabilities,
      net of effect of acquisition:
       Accounts receivable                                   770     (6,962)
       Inventories                                         4,980     (4,495)
       Prepaid expenses and other assets                     709        465
       Accounts payable                                    1,264      3,922
       Income taxes                                       (5,154)    (4,238)

       Other accrued liabilities                           7,084     (3,903)
       Deferred income on shipments to distributors       (1,665)     5,297
                                                        --------   --------
         Net cash provided by operating activities        26,204     31,614
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment              (6,021)   (11,534)
  Purchase of intangible assets                              --      (1,030)
  Purchases of short-term investments                    (20,337)    (9,185)
  Proceeds from the sale of short-term investments        31,681     (3,185)


  Purchase of BlueChip Communications, net of
   cash acquired                                             --      (2,033)
                                                        --------   --------
    Net cash provided by (used in) investing activities    5,323    (26,967)
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                               (56)      (340)
  Proceeds from the issuance of common stock, net          3,011      3,423
  Repurchase of common stock                             (32,253)   (13,554)
                                                        --------   --------
    Net cash used in financing activities                (29,298)   (10,471)
                                                        --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,229     (5,824)
CASH AND CASH EQUIVALENTS - Beginning of period          101,282    140,059
                                                        --------   --------
CASH AND CASH EQUIVALENTS - End of period               $103,511   $134,235
                                                        ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                              $     73   $    185
                                                        ========   ========
  Income taxes                                          $ 10,264   $    912
                                                        ========   ========
Non-cash transactions:
  Deferred stock compensation (reversal)                $    (64)  $   (197)
                                                        ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations or changes in stockholders' equity.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted average shares used in computing net income per share is as follows (in thousands):

                                          Three Months Ended  Six Months Ended
                                                June 30,          June 30,
                                           ----------------   ----------------
                                             2005     2004      2005     2004
                                           -------  -------   -------  -------
Weighted-average common shares outstanding  87,256   92,259    88,165   92,387
Dilutive effect of stock options  out-
 standing using the treasury stock method      841    1,815       669    2,279
                                           -------  -------   -------  -------
Shares used in computing diluted net
 income per share                           88,097   94,074    88,834   94,666
                                           =======  =======   =======  =======

For the three and six months ended June 30, 2005, 7.7 million and 8.2 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2004, 4.9 million and 3.3 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

Stock Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". During the years 1996 through December 2001, certain of the Company's option pricing practices resulted in stock compensation expense under APB 25 (for a further discussion, see Stock-based Awards included in Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004). Deferred stock compensation expense balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of June 30, 2005 total unamortized stock compensation was $563,000 with an anticipated remaining future amortization schedule of $267,000 in 2005 and $296,000 in 2006.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company applied the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2005      2004       2005      2004
                                       --------  --------   --------  --------
Expected life (months)                    60        60         60        60
Stock volatility                         78.6%     84.7%      80.2%     83.2%
Risk free interest rates                  3.7%      3.8%       4.0%      3.3%
Dividends during expected terms          none      none       none      none

The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2005      2004       2005      2004
                                       --------  --------   --------  --------
Expected life (months)                     6         6          6         6
Stock volatility                         78.6%     84.7%      80.2%     83.2%
Risk free interest rates                  3.2%      1.6%       3.1%      1.3%
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

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2005      2004       2005      2004
                                       --------  --------   --------  --------
Net income as reported                 $  1,183  $ 14,048   $  7,786  $ 18,623

Add: stock-based employee compensation
 expense included in reported
  net income, net of tax effects            116       458        299       938
Deduct:  stock-based employee compen-
 sation expense determined under fair
 value based method, net of tax effects  (2,436)   (3,000)    (4,680)   (6,035)
                                       --------  --------   --------  --------
Pro forma net income (loss)            $ (1,137) $ 11,506   $  3,405  $ 13,526
                                       ========  ========   ========  ========
Net income per share as reported:
  Basic                                $   0.01  $   0.15   $   0.09  $   0.20
                                       ========  ========   ========  ========
  Diluted                              $   0.01  $   0.15   $   0.09  $   0.20
                                       ========  ========   ========  ========
Pro forma net income (loss) per share:
  Basic                                $  (0.01) $   0.12   $   0.04  $   0.15
                                       ========  ========   ========  ========
  Diluted                              $  (0.01) $   0.12   $   0.04  $   0.15
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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   INVESTMENTS

Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at June 30, 2005 is as follows (in thousands):

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding     Holding
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------
  Short-term investments         $  35,230   $  35,184   $     --     $      46
   Long-term investments         $   2,026   $   2,003   $     --     $      23


As of June 30, 2005, all investments with unrealized loss positions have been in such positions for twelve months or less.


4.   INVENTORIES

Inventories consist of the following (in thousands):

                                                       June 30,   December 31,
                                                         2005         2004
                                                      ----------   ----------
Finished goods                                        $   11,911   $   15,912
Work in process                                           17,853       18,585
Raw materials                                              1,000        1,247
                                                      ----------   ----------
                                                      $   30,764   $   35,744


5.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at June 30, 2005, and there were $875,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2006. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (6.0% at June 30, 2005), or the bank's revolving offshore rate, which approximates LIBOR (3.52% at June 30, 2005) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 2005.

Associated with the acquisition of BlueChip Communications, the Company has $191,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2005, three customers, a direct original equipment manufacturer ("OEM"), a world wide distributor and an Asian based stocking representative accounted for $19.2 million (16%), $14.1 million (11%) and $12.9 million (10%) of net revenues, respectively. During the six months ended June 30, 2004, three customers, a world wide distributor, an Asian based stocking representative, and a direct original equipment manufacturer ("OEM") accounted for $19.4 million (15%), $16.4 million (13%) and $13.5 million (10%) of net revenues, respectively.

At June 30, 2005, three customers accounted for 15%, 13% and 11% of total accounts receivable. At December 31, 2004, two customers accounted for 18% and 15% of total accounts receivable..


7.   COMPREHENSIVE INCOME

Comprehensive income, which is comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $1.2 million and $7.8 million for the three and six months ended June 30, 2005, respectively, and $14.0 million and $18.6 million for the three and six months ended June 30, 2004, respectively.


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

                            Net Revenues by Segment
                             (Dollars in thousands)

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2005      2004       2005      2004
                                       --------  --------   --------  --------
Net Revenues:
Standard Products                      $ 59,541  $ 66,118   $118,128  $124,752
Custom and Foundry Products               2,511     2,878      4,609     5,505
                                       --------  --------   --------  --------
  Total net revenues                   $ 62,052  $ 68,996   $122,737  $130,257
                                       ========  ========   ========  ========
As a Percentage of Total Net Revenues:
Standard Products                           96%       96%        96%       96%
Custom and Foundry Products                  4%        4%         4%        4%
                                       --------  --------   --------  --------
  Total net revenues                       100%      100%       100%      100%
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

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. After many years of motions and appeals, a claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. Furthermore, the parties have attended three settlement conferences before the District Court. A trial date has been set for November 28, 2005. The Company intends to continue to defend itself against the claims alleged in this litigation

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counter claim against Micrel. The outcome of the jury trial was an award of damages for the benefit of TRW in the amount of $9.3 million. The damages amount was accrued in the Company's second quarter 2005 financial statements. The Company is reviewing its options and considering further legal action to challenge the verdict both at the trial court level and on appeal.

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


10.   STOCK REPURCHASE PROGRAM

In March 2005, Micrel's Board of Directors approved a $75 million share repurchase program for calendar year 2005. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. During the six months ended June 30, 2005, the Company repurchased 3,376,800 shares of its common stock for $32.3 million.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


11.   INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $15.9 million and net long-term deferred tax assets of $10.4 million as of June 30, 2005. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

The effects of these accrued tax liability reversals on the below-noted items in the Company's statement of operations is summarized as follows:

                                                     Three and Six
                                                      Months Ended
                                                     June 30, 2004
                                                     --------------
    Cost of revenues                                   $  (1,111)
    Research and development                              (1,697)
    Selling, general and administrative                   (1,140)
    Provision (benefit) for income taxes                  (2,378)
                                                       ---------
    Net income (loss)                                  $  (6,326)
                                                       =========

The income tax provision for the three and six months ended June 30, 2005 is based on the Company's estimated annual effective tax rate of 35% of pretax income. The income tax provision for the three and six months ended June 30, 2004 was based on the Company's estimated annual effective tax rate of 35% of pretax income, reduced by the $3.8 million reversal of accrued income tax liabilities recorded in the quarter ended June 30, 2004 and increased by $168,000 as a result of $480,000 of non-deductible purchased in-process technology charges recorded in the three months ended March 31, 2004.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


12.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

A summary of restructuring expense accrual is as follows: ($000)
                                             Contractual
                                              Facility    Equipment
                                                Costs      Disposal    Total
                                             -----------  ---------  ---------
Balance December 31, 2003                      $   4,119  $     411  $   4,530
2004   Charges                                       584        --         584
       Uses                                       (1,654)       (51)    (1,705)
                                               ---------  ---------  ---------
Balance December 31, 2004                          3,049        360      3,409
2005   Charges                                       --         --         --
       Uses                                         (823)       --        (823)
                                               ---------  ---------  ---------
Balance June 30, 2005                          $   2,226  $     360  $   2,586
                                               =========  =========  =========

Of the $2.6 million in accrued restructuring costs, $2.0 million has been classified as other current liabilities and 565,000 has been classified as other long-term obligations as of June 30, 2005. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Actual future costs or actual sublease income may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934,as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the levels of international sales; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; and statements regarding current or future acquisitions. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2004.

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

    In the second quarter of 2005, the ongoing short lead time environment continued to motivate customers to order only what was required for their short term needs. Second quarter order rates declined from first quarter levels primarily due to lower order amounts from the Company's distributors and certain customers serving the wireless handset end market. Bookings from the Company's major sell-through distributors declined from strong first quarter levels and were less than overall resales for the second quarter. On a worldwide basis, June ending inventories at Micrel's distributors declined for the fourth consecutive quarter. It appears our distributors are trying to improve their financial performance by increasing their inventory turns to improve their return on working capital, which is affecting our near term bookings and backlog. Inventories at the Company's Asia-based stocking representatives also declined sequentially in second quarter. In the wireless handset market, customers reduced both orders and production levels in coordination with efforts to reduce channel inventories of handsets.
Typically when our customers reduce their inventories it has a compounding effect on the level of orders they place on their suppliers.

    Order lead times from our customers remained short during the second quarter. The level of turns fill (orders booked and shipped during the quarter) increased slightly in the second quarter compared with the first quarter. As a result, second quarter revenues increased sequentially by 2% but were 10% below the revenues of the year ago period. The Company has been averse to reducing prices for most of its products in an attempt to improve gross profit. Consequently, sales of certain products, such as those serving the SOHO Ethernet market and the low end personal computer market, have declined over the past three to nine months resulting in a lower rate of revenue growth for the Company.

      Gross margin continued to improve in the second quarter, increasing to 52% from 49% in the year ago period and 50% in the first quarter of 2005. The sequential increase in gross margin is noteworthy since the Company continued to operate its wafer fabrication facility at less than 50% of equipped utilization and reduced net inventory during the second quarter. Year-to-date gross margin of 51% is over 3% higher than the first six months of 2004, although year-to-date revenues in 2005 are almost $8 million lower than 2004. The increase in gross margin is attributed primarily to: better pricing discipline, improved sales mix of higher margin products, ongoing manufacturing cost reductions and lower depreciation expense as a result of disciplined capital spending.

    The Company continues to generate positive cash flows. Despite lower revenues and net income in the first six months of 2005 compared with 2004, operating cash flow less cash used for the purchase of property, plant and equipment (commonly referred to as "free cash flow") of $20 million remained the same as the first six months of the year ago period.

    In 2004, Micrel completed the acquisition of BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance RF ICs and modules for the actuation and connectivity markets. The acquisition was accounted for as a

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

purchase under SFAS No. 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward have been included in the Company's consolidated financial statements.

    The Company derives a substantial portion of its net revenues from standard products. For the three and six month periods ended June 30, 2005 and 2004 the Company's standard products sales accounted for 96%, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

   Sales to OEM customers and Asian based stocking representatives are recognized upon shipment. The Company does not grant return rights, price protection or pricing adjustments to OEM customers. The Company offers limited contractual stock rotation rights to stocking representatives. In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain stocking representatives on an exception basis. At the time of shipment to OEMs and stocking representatives, an allowance for returns is established based upon historical return rates, and an allowance for price adjustments is established based on an estimate of price adjustments to be granted. Actual future returns and price adjustments could be different than the allowance established.

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

   The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of June 30, 2005, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

   On July 22, 2005, a jury ruled against Micrel in its suit against TRW Automotive and for TRW automotive in its counter suit against Micrel. The suits were related to a contract dispute between the two companies. As a result of the jury's verdict, Micrel accrued $9.3 million in litigation expense in the second quarter 2005 financial statements (see Note 9 of Notes to Condensed Consolidated Financial Statements).

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2005      2004       2005      2004
                                       --------  --------   --------  --------
Net revenues                             100.0%    100.0%     100.0%    100.0%
Cost of revenues                          48.2      50.2       49.1      52.5
                                       --------  --------   --------  --------
  Gross profit                            51.8      49.8       50.9      47.5
                                       --------  --------   --------  --------
Operating expenses:
  Research and development                18.1      14.0       18.4      15.5
  Selling, general and administrative     17.2      12.4       16.3      13.3
  Amortization of deferred stock
   compensation                            0.2       0.9        0.3       0.9
  Purchased in-process technology           -         -          -        0.4
  Litigation accrual                      15.0        -         7.6        -
                                       --------  --------   --------  --------
    Total operating expenses              50.5      27.3       42.6      30.1
                                       --------  --------   --------  --------
Income from operations                     1.3      22.5        8.3      17.4
Other income, net                          1.6       0.4        1.5       0.4
                                       --------  --------   --------  --------
Income before income taxes                 2.9      22.9        9.8      17.8
Provision for income taxes                 1.0       2.5        3.5       3.5
                                       --------  --------   --------  --------
Net income                                 1.9%     20.4%       6.3%     14.3%
                                       ========  ========   ========  ========

   Net Revenues. For the three months ended June 30, 2005, net revenues decreased 10% to $62.1 million from $69.0 million for the same period in the prior year. For the six months ended June 30, 2005, net revenues decreased 6% to $122.7 million from $130.3 million for the same period in the prior year. These decreases were primarily due to decreased standard products revenues.

   Standard products revenues for the three months ended June 30, 2005 decreased 10% to $59.5 million from $66.1 million for the same period in the prior year. For the six months ended June 30, 2005, standard products revenues decreased 5% to $118.1 million from $124.8 for the same period in the prior year. These decreases resulted primarily from decreased unit shipments of standard products to the industrial and computer products end markets.

   Custom and foundry products revenues for the three months ended June 30, 2005, decreased 13% to $2.5 million from $2.9 million for the same period in the prior year. For the six months ended June 30, 2005, custom and foundry products revenues decreased 16% to $4.6 million from $5.5 million for the same period in the prior year. These decreases resulted primarily from decreased unit shipments of custom products.

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

   Although overall semiconductor industry channel inventories appear to be equal to or below long term historical trends, customers perceive that semiconductor components are readily available. Customers are cautious in committing new orders, relying instead on short lead times and the willingness of semiconductor manufacturers to hold inventory and react quickly to supply their short term needs. As a result, order lead times from the Company's customers remained in the two to three week range in the second quarter of

2005.
The corresponding low backlog level, increased reliance on turns fill orders, and the uncertain growth rate of the world economy make it difficult to predict near term demand. Although the Company continues to operate at

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


production levels below equipped capacity in response to lower order rates, the uncertainty in demand arising from these factors, together with the uncertainty of product mix and pricing, make it difficult to predict future levels of sales and profitability and may require the Company, its stocking representatives and distributors to continue to carry higher levels of inventory to service anticipated customer demand in the seasonally stronger second half of the year.

   International sales represented 76% of net revenues for the three and six months ended June 30, 2005 and 2004.

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

   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 52% for the three months ended June 30, 2005 from 50% for the comparable period in 2004. For the six months ended June 30, 2005, gross margin increased to 51% from 48% for the comparable period in 2004. These increases in gross margin resulted primarily from decreased depreciation and other manufacturing cost reductions. In addition, the second quarter of 2004 included a benefit of $1.1 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit in (see Note 11 of Notes to Condensed Consolidated Financial Statements). Depreciation and amortization (excluding amortization of deferred stock compensation) as a percent of sales declined to 8% and 9% for the three and six months ended June 30, 2005, respectively from 9% and 10% for the same periods in 2004. This reduction in depreciation was primarily due to existing equipment becoming fully depreciated, which was partially offset by additional depreciation on new equipment purchases.

   Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 18% and 14%, for the three months ended June 30, 2005 and 2004, respectively. On a dollar basis, research and development expenses increased $1.5 million or 16% to $11.2 million for the three months ended June 30, 2005 from $9.7 million for the comparable period in 2004. For the six months ended June 30, 2005 and 2004, research and development expenses represented 18% and 16% as a percentage of net revenues, respectively. On a dollar basis, research and development expenses increased $2.4 million or 12% to $22.7 million for the six months ended June 30, 2005 from $20.2 million for the comparable period in 2004. The second quarter of 2004 included a benefit of $1.7 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit (see Note 11 of Notes to Condensed Consolidated Financial Statements). The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17% and 12% for the three months ended June 30, 2005 and 2004, respectively. On a dollar basis, selling, general and administrative expenses increased $2.1 million or 25% to $10.7 million for the three months ended June 30, 2005 from $8.6 million for the comparable period in 2004. For the six months ended June 30, 2005 and 2004, selling, general and administrative expenses represented 16% and 13% as a percentage of net revenues, respectively. On a dollar basis, selling, general and administrative expenses increased $2.6 million or 15% to $20.0 million for the six months ended June 30, 2005 from $17.4 million for the comparable period in 2004. These dollar increases were principally attributable to increased outside legal costs. In addition, the second quarter of 2004 included a benefit of $1.1 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit. (see Note 11 of Notes to Condensed Consolidated Financial Statements).

   Amortization of Deferred Stock Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". During the years 1996 through December 2001, certain of the Company's option pricing practices resulted in stock compensation expense under APB 25. As of June 30, 2005 total unamortized stock compensation was $563,000 with an anticipated remaining future amortization schedule of $267,000 in the remainder of 2005 and $296,000 in 2006.

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

   Litigation Accrual. On July 22, 2005, a jury ruled against Micrel in its suit against TRW Automotive and for TRW automotive in its counter suit against Micrel. The suits were related to a contract dispute between the two companies. As a result of the jury's verdict, Micrel accrued $9.3 million in litigation expense in the second quarter 2005 financial statements (see Note 9 of Notes to Condensed Consolidated Financial Statements).

   Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes. Other income, net increased $716,000 to $1.0 million for the three months ended June 30, 2005 from $289,000 for the comparable period in 2004. Other income, net increased $1.3 million to $1.8 million for the six months ended June 30, 2005 from $538,000 for the comparable period in 2004. The increase was primarily due to an increase in interest rates and returns on investment balances and decreased interest expense resulting from a decrease in average debt.

   Provision for Income Taxes. The income tax provision for the three and six months ended June 30, 2005 represented 35% of pretax income. The income tax provision for the three and six months ended June 30, 2004 represented of 35% of pretax income, reduced by a $3.8 million reversal of accrued income tax liabilities as a result of the completion of a federal income tax audit (see
Note 11 of Notes to Condensed Consolidated Financial Statements) and increased by $168,000 as a result of $480,000 of non-deductible purchased in-process technology charges recorded in the quarter ended March 31, 2004. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate and differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes, state research and development credits, federal extraterritorial income exclusion and federal qualified production activity deductions.


Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2005, consisted of cash and short-term investments of $138.7 million and a $5 million revolving line of credit from a commercial bank (see Note 5 of Notes to Condensed Consolidated Financial Statements).

   The Company generated $26.2 million in cash flows from operating activities for the six months ended June 30, 2005, primarily attributable to net income of $7.8 million plus additions for non-cash activities of $10.4 million and a $5.0 million decrease in inventories combined with a $7.1 million increase in other accrued liabilities, which were partially offset by a $5.2 million decrease in income taxes payable.

   For the six months ended June 30, 2004, the Company generated $31.6 million in cash flows from operating activities, primarily attributable to net income of $18.6 million plus additions for non-cash activities of $22.9 million, which was partially offset by a $7.0 million increase in accounts receivables, as a result of increased revenues and a $4.5 million increase in inventories.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The Company generated $5.3 million of cash from investing activities during the six months ended June 30, 2005 comprised of $11.3 million in proceeds from net sales of short-term investments that were partially offset by $6.0 million in purchases of property, plant and equipment.

   For the six months ended June 30, 2004, the Company used $27.0 million in cash for investing activities for $11.5 million in purchases of property, plant and equipment, $12.4 million in purchases of short term and long-term investments, $2.0 million for the purchase of BlueChip and $1.0 million for the purchase of intangible assets.

   The Company used $29.3 million of cash in financing activities during the six months ended June 30, 2005 primarily for the repurchase of $32.3 million of the Company's common stock, which was partially offset by $3.0 million in proceeds from employee stock transactions.

   For the six months ended June 30, 2004, the Company used $10.5 million of cash in financing activities primarily for the repurchase of $13.6 million of the Company's common stock, which was partially offset by $3.4 million in proceeds from employee stock transactions.

   The Company currently intends to spend approximately $12 million to $18 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. In March 2005, the Company announced that its Board of Directors had approved a $75 million stock repurchase program and the Company is currently authorized by its Board of Directors to repurchase an additional $42.7 million of its common stock through December 31, 2005. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for 2005. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.


Recently Issued Accounting Standards

   Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.


Contractual Obligations and Commitments

   As of June 30, 2005, the Company had the following contractual obligations and commitments (in thousands):

                                           Payments Due By Period
                               ------------------------------------------------
                                        Less than    1-3       4-5      After 5
                                Total     1 Year    Years     Years      Years
                               --------  --------  --------  --------  --------
Long-term debt                 $    191  $    191  $    --   $    --   $    --
Operating leases                  9,863     3,199     3,160     2,511       993
Open purchase orders             31,000    31,000       --        --        --
                               --------  --------  --------  --------  --------
Total                          $ 41,054  $ 34,390  $  3,160  $  2,511  $    993
                               ========  ========  ========  ========  ========

    Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

    Borrowing agreements consisted of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at June 30, 2005 and there were $875,000 in

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

   The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. In 2004 and the first six months of 2005, 66% of the Company's revenues were derived from shipments to customers in Asia, an increase from 32% in 2000 and 60% in 2003. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company's products in the local currencies of the foreign markets it serves. This would result in making the Company's products relatively more expensive than its competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company's future revenues, financial condition, results of operations or cash flows.

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

   The cellular telephone (wireless handset) market comprises a significant portion of the Company's standard product revenues. The proportion of the Company's annual revenues from customers serving the cellular telephone market has been increasing over the last three years, growing from less than 20% of worldwide sales in 2001 to approximately 25% in 2004 and 27% in the first six months of 2005. Due to the highly competitive and fast changing environment in which the Company's cellular telephone customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company's cellular telephone customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company's products can decline sharply which could adversely affect the Company's revenues and results of operations.

   The Company is currently involved in a number of lawsuits. The Company currently has four significant pending litigations. Litigation is by its nature unpredictable and costly. Two cases are currently scheduled for trial in the second half of 2005, and the Company is considering an appeal of the July 22, 2005 jury verdict in the Micrel vs. TRW case. The Company currently expects that outside legal expenses will continue to be significant in the third and fourth quarter of 2005. If the level of effort required to prosecute or defend the Company's position in any of the law suits increases significantly, or if a judgment is entered against the Company, the resulting expense could adversely affect the Company's results of operations or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At June 30, 2005, the Company held $35.2 million in short-term investments and $2.0 million in long-term investments. Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2005, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At June 30, 2005, the Company held no fixed-rate long-term debt subject to interest rate risk.


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

   As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2005.

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


Issuer Purchases of Equity Securities

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2005        478,500     $  9.19          478,500          $   31,216
February 2005       415,800     $  8.85          415,800          $   27,535
March 2005          943,900     $  9.61          943,900          $   57,852
April 2005          722,600     $  8.69          722,600          $   51,574
May 2005            507,600     $ 10.30          507,600          $   46,348
June 2005           308,400     $ 11.67          308,400          $   42,746
                  ---------     -------        ---------
Total             3,376,800     $  9.55        3,376,800
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 26, 2005. At the Annual Meeting, shareholders voted on three matters:
(a) the election of the Board of Directors, and (b) ratification of the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for its fiscal year ending December 31, 2005, and (c) to approve an amendment to the Company's 2003 Incentive Award Plan to increase the number of shares of Micrel Common Stock issuable thereunder by 4,000,000 shares. All nominees for directors were elected, the selection of the independent auditor was ratified and the amendment to the Company's 2003 Incentive Award Plan was approved. The proposals were voted upon and approved in the manner set forth below:

Proposal No. 1 - Election of members of the Board of Directors:

The following persons were duly elected to the Board of Directors by the shareholders for a one year term and until their successors are elected and qualified:

        NOMINATION               FOR           ABSTAINED
        ----------               ---           ---------
Raymond D. Zinn              80,069,101       2,855,034
Warren H. Muller             80,075,295       2,848,840
David W. Conrath             80,778,874       2,145,261
George Kelly                 68,382,001      14,542,134
Donald H. Livingstone        69,320,797      13,603,338


Proposal No. 2 - Ratification of the appointment PricewaterhouseCoopers LLP as the independent auditor of the Company for its fiscal year ending December 31, 2005:

        NOMINATION               FOR           AGAINST
        ----------               ---           -------
PricewaterhouseCoopers LLP    82,364,837       545,779


Proposal No. 3 - To approve an amendment to the Company's 2003 Incentive Award Plan to increase the number of shares of Micrel Common Stock issuable thereunder by 4,000,000 shares:


                                 FOR           AGAINST
                                 ---           -------
                             56,308,490      17,205,286


ITEM 6.  EXHIBITS

   Exhibit No.      Description
   -----------      -----------
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



                                  MICREL, INCORPORATED
                                  --------------------
                                     (Registrant)



Date: August 8, 2005     By   /s/ Richard D. Crowley, Jr.
                             ------------------------------
                                 Richard D. Crowley, Jr.
                              Vice President, Finance and
                                Chief Financial Officer
                               (Authorized Officer and
                              Principal Financial Officer)