Form 10-Q
period 2005-09-30
MICREL INC
filed 2005-11-09
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

As of October 31, 2005 there were 85,872,280 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                               REPORT ON FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                          Page
                                                                          ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
          September 30, 2005 and December 31, 2004                           3

         Condensed Consolidated Statements of Operations -
          Three and Nine Months Ended September 30, 2005 and 2004            4

         Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 2005 and 2004                      5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         27

Item 4.  Controls and Procedures                                            27

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        28

Item 6.  Exhibits                                                           28

         Signature                                                          30

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (In thousands, except share amounts)

                                               September 30,    December 31,
                                                    2005           2004(1)
                                                ------------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                      $  104,333      $  101,282
  Short term investments                             36,477          46,503
  Accounts receivable, net                           35,915          32,055
  Inventories                                        28,710          35,744
  Other current assets                                1,460           2,488
  Deferred income taxes                              16,293          15,962
                                                 ----------      ----------
    Total current assets                            223,188         234,034

PROPERTY, PLANT AND EQUIPMENT, NET                   77,741          81,605
LONG TERM INVESTMENTS                                   --            2,012
DEFERRED INCOME TAXES                                11,062           9,663
INTANGIBLE ASSETS, NET                                5,158           6,375
OTHER ASSETS                                            419             457
                                                 ----------      ----------
TOTAL                                            $  317,568      $  334,146
                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                               $   15,870      $   16,275
  Taxes payable                                       4,038           4,960
  Deferred income on shipments to distributors       12,559          13,648
  Other current liabilities (NOTE 5)                 20,370          12,165
  Current portion of long-term debt                     153             164
                                                 ----------      ----------
    Total current liabilities                        52,990          47,212

LONG-TERM DEBT                                          --               83
OTHER LONG-TERM OBLIGATIONS                             656           1,964

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                         --              --
  Common stock, no par value - authorized:
   250,000,000 shares; issued and outstanding:
   2005 - 86,248,688 shares;
   2004 - 89,825,994 shares                          90,058         127,264
  Deferred stock compensation                          (415)         (1,118)
  Accumulated other comprehensive loss                  (54)            (85)
  Retained earnings                                 174,333         158,826
                                                 ----------      ----------
    Total shareholders' equity                      263,922         284,887
                                                 ----------      ----------
TOTAL                                            $  317,568      $  334,146
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

                               MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2005       2004        2005       2004
                                   ---------  ---------   ---------  ---------

NET REVENUES                       $  62,472  $  67,853   $ 185,209  $ 198,110

COST OF REVENUES(1) (NOTE 12)         28,680     34,598      88,889    102,933
                                   ---------  ---------   ---------  ---------
GROSS PROFIT                          33,792     33,255      96,320     95,177
                                   ---------  ---------   ---------  ---------

OPERATING EXPENSES:
  Research and development (NOTE 12)  11,337     11,145      34,011     31,390
  Selling, general and
   administrative (NOTE 12)           11,527      9,955      31,563     27,394
  Amortization of deferred
   stock compensation(1)                 117        487         516      1,659
  Purchased in-process technology        --         --          --         480
  Restructuring expense                  --         437         --         437
  Litigation accrual                     --         --        9,282        --
                                   ---------  ---------   ---------  ---------
    Total operating expenses          22,981     22,024      75,372     61,360
                                   ---------  ---------   ---------  ---------
INCOME FROM OPERATIONS                10,811     11,231      20,948     33,817
OTHER INCOME, NET                      1,068        363       2,909        901
                                   ---------  ---------   ---------  ---------
INCOME BEFORE INCOME TAXES            11,879     11,594      23,857     34,718
PROVISION FOR INCOME TAXES (NOTE 12)   4,158      4,058       8,350      8,559
                                   ---------  ---------   ---------  ---------
NET INCOME                         $   7,721  $   7,536   $  15,507  $  26,159
                                   =========  =========   =========  =========

NET INCOME PER SHARE:
  Basic                            $    0.09  $    0.08   $    0.18  $    0.28
                                   =========  =========   =========  =========
  Diluted                          $    0.09  $    0.08   $    0.18   $   0.28
                                   =========  =========   =========  =========
WEIGHTED-AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                               86,514     91,252      87,604     91,968
                                   =========  =========   =========  =========
  Diluted                             88,047     91,996      88,512     93,735
                                   =========  =========   =========  =========

(1)Amortization of deferred stock
     compensation included in
     cost of revenues              $      35  $     109   $     127  $     479
                                   =========  =========   =========  =========
   Amortization of deferred stock
    compensation included in
    operating expenses related to:
     Research and development      $      32  $     173   $    135  $      609
     Selling, general and
      administrative                      85        314         381      1,050
                                   ---------  ---------   ---------  ---------
     Total operating expenses      $     117  $     487   $     516  $   1,659
                                   =========  =========   =========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Nine Months Ended
                                                          September  30,
                                                      ---------------------
                                                         2005        2004
                                                      ---------   ---------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                          $  15,507   $  26,159
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                        15,429      18,816
    Stock based compensation                                643       2,138
    Purchased in-process technology                         --          480
    Loss on disposal of assets                              100         114
    Deferred rent                                           (73)        --
    Deferred income taxes                                (1,730)     10,200
    Changes in operating assets and liabilities,
     net of effect of acquisition:
      Accounts receivable                                (3,860)     (5,400)
      Inventories                                         7,034      (5,930)
      Prepaid expenses and other assets                   1,066         693
      Accounts payable                                     (405)      4,749
      Income taxes                                       (1,554)     (2,294)
      Other accrued liabilities                           6,970        (972)
      Deferred income on shipments to distributors       (1,089)      4,064
                                                      ---------   ---------
        Net cash provided by operating activities        38,038      52,817
                                                      ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment            (10,448)    (13,558)
  Purchase of intangible assets                             --       (1,030)
  Proceeds (purchases) of short-term investments, net    12,069     (35,096)
  Purchases of long-term investments                        --       (3,185)
  Purchase of BlueChip Communications, net
   of cash acquired                                         --       (2,033)
                                                      ---------   ---------
        Net cash provided by (used in) investing
         activities                                       1,621     (54,902)
                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                              (94)       (587)
  Proceeds from the issuance of common stock, net         6,291       3,958
  Repurchase of common stock                            (42,805)    (29,024)
                                                      ---------   ---------
        Net cash used in financing activities           (36,608)    (25,653)
                                                      ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,051     (27,738)

CASH AND CASH EQUIVALENTS - Beginning of period         101,282     140,059
                                                      ---------   ---------
CASH AND CASH EQUIVALENTS - End of period             $ 104,333   $ 112,321
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                            $     193   $     262
                                                      =========   =========
  Income taxes                                        $  10,795   $     964
                                                      =========   =========
Non-cash transactions:
  Deferred stock compensation (reversal)              $     (60)  $    (218)
                                                      =========   =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

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

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2005       2004        2005       2004
                                   ---------  ---------   ---------  ---------
Weighted-average common
 shares outstanding                   86,514     91,252      87,604     91,968
Dilutive effect of stock options
 outstanding using the treasury
 stock method                          1,533        744         908      1,767
                                   ---------  ---------   ---------  ---------
Shares used in computing diluted
 net income per share                 88,047     91,996      88,512     93,735
                                   =========  =========   =========  =========

For the three and nine months ended September 30, 2005, approximately 5.0 million and 7.7 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months ended September 30, 2004, 7.7 million and 4.7 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

Stock Based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". During the years 1996 through December 2001, certain of the Company's option pricing practices resulted in stock compensation expense under APB 25 (for a further discussion, see Stock-based Awards included in Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004). Deferred stock compensation expense balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of September 30, 2005 total unamortized stock compensation was $415,000 with an anticipated remaining future amortization schedule of $120,000 in 2005.

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

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2005       2004        2005       2004
                                   ---------  ---------   ---------  ---------
Expected life (months)                 60         60          60         60
Stock volatility                      76.0%      85.2%       78.8%      83.9%
Risk free interest rates               4.2%       3.4%        4.0%       3.3%
Dividends during expected terms       none       none        none       none

The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2005       2004        2005       2004
                                   ---------  ---------   ---------  ---------
Expected life (months)                 6          6           6         6
Stock volatility                      76.0%      85.2%       78.8%      83.9%
Risk free interest rates               3.8%       2.0%        3.4%       1.5%
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

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2005       2004        2005       2004
                                   ---------  ---------   ---------  ---------
Net income as reported             $   7,721  $   7,536   $  15,507  $  26,159
Add:  stock-based employee
 compensation expense included
 in reported net income,
 net of tax effects                       92        362         391      1,300
Deduct:  stock-based employee
 compensation expense determined
 under fair value based method,
 net of tax effects                   (1,893)    (4,012)     (7,541)   (12,302)
                                   ---------  ---------   ---------  ---------
Pro forma net income               $   5,920  $   3,887   $   8,357  $  15,157
                                   =========  =========   =========  =========
Net income per share as reported:
  Basic                            $    0.09  $    0.08   $    0.18  $    0.28
                                   =========  =========   =========  =========
  Diluted                          $    0.09  $    0.08   $    0.18  $    0.28
                                   =========  =========   =========  =========
Pro forma net income per share:
  Basic                            $    0.07  $    0.04   $    0.10  $    0.16
                                   =========  =========   =========  =========
  Diluted                          $    0.07  $    0.04   $    0.10  $    0.17
                                   =========  =========   =========  =========

For the three and nine months ended September 30, 2004, pro forma stock compensation amounts have been adjusted to correct for the estimated tax effect of various stock option grants. This correction resulted in a decrease of $1.0 million ($0.02 per diluted share) and $3.3 million ($0.03 per diluted share), respectively in pro forma net income for the applicable 2004 periods presented herein.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." ("EITF 03-01"). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-01; however the disclosure requirements remain effective and were adopted by the Company as of the year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF Issue No. 03-01 when final guidance is issued.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections." This statement generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement does not change the previous guidance for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   INVESTMENTS

Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at September 30, 2005 is as follows (in thousands):

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding     Holding
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------
  Short-term investments         $ 36,531    $ 36,477    $     --     $     54


As of September 30, 2005, all investments with unrealized loss positions have been in such positions for twelve months or less.


4.   INVENTORIES

Inventories consist of the following (in thousands):

                                               September 30,    December 31,
                                                    2005            2004
                                                ------------    ------------
    Finished goods                             $     10,290    $     15,912
    Work in process                                  17,538          18,585
    Raw materials                                       882           1,247
                                                 ----------      ----------
                                               $     28,710    $     35,744
                                                 ==========      ==========


5.   OTHER CURRENT LIABILITES

Other current liabilities consist of the following (in thousands):

                                               September 30,    December 31,
                                                    2005            2004
                                                ------------    ------------
Accrued current liability under patent
 license agreement                               $     --        $    1,852
Accrued current restructuring expenses                2,021           2,021
Accrued workers compensation and health insurance     1,945           1,555
Accrued litigation                                    9,282             --
Accrued compensation                                  4,876           4,899
Accrued commissions                                   1,342           1,292
All other current accrued liabilities                   904             546
                                                 ----------      ----------
   Total other current liabilities               $   20,370      $   12,165
                                                 ==========      ==========

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at September 30, 2005, and there were $875,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2006. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (6.75% at September 30, 2005), or the bank's revolving offshore rate, which approximates LIBOR (4.1% at September 30, 2005) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 2005.

Associated with the acquisition of BlueChip Communications, the Company has $153,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.


7.   SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2005, three customers, a direct original equipment manufacturer ("OEM"), a world wide distributor and an Asian based stocking representative accounted for $28.8 million (16%), $21.4 million (12%) and $21.3 million (12%) of net revenues, respectively. During the nine months ended September 30, 2004, two customers, a world wide distributor and an Asian based stocking representative accounted for $27.5 million (14%) and $26.7 million (13%) of net revenues, respectively, and no direct original equipment manufacturer ("OEM") accounted for 10% or more of net revenues.

At September 30, 2005, three customers accounted for 21%, 14% and 13% of total accounts receivable. At December 31, 2004, two customers accounted for 18% and 15% of total accounts receivable.


8.   COMPREHENSIVE INCOME

Comprehensive income, which is comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments was equal to net income for the three and nine months ended September 30, 2005 and 2004.


9.   SEGMENT REPORTING

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                            Net Revenues by Segment
                             (Dollars in thousands)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2005       2004        2005       2004
                                   ---------  ---------   ---------  ---------
Net Revenues:
Standard Products                  $  59,532  $  65,332   $ 177,660  $ 190,084
Custom and Foundry Products            2,940      2,521       7,549      8,026
                                   ---------  ---------   ---------  ---------
  Total net revenues               $  62,472  $  67,853   $ 185,209  $ 198,110
                                   =========  =========   =========  =========
As a Percentage of Total Net Revenues:
Standard Products                        95%        96%         96%        96%
Custom and Foundry Products               5%         4%          4%         4%
                                   ---------  ---------   ---------  ---------
   Total net revenues                   100%       100%        100%       100%
                                   =========  =========   =========  =========


10.   LITIGATION AND OTHER CONTINGENCIES

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The case is currently in the motion and hearing phase. A claim construction hearing has not yet been scheduled. The Company intends to continue to defend itself against these claims.

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. After many years of motions and appeals, a claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. Furthermore, the parties have attended three settlement conferences before the District Court. A trial date has been set for November 28, 2005. The Company intends to continue to defend itself against the claims alleged in this litigation

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counter claim against Micrel. The outcome of the jury trial was a judgment on July 26, 2005 awarding damages for the benefit of TRW in the amount of $9.3 million. The damages amount was accrued in the Company's second quarter 2005 financial statements. On August 9, 2005, the Company filed a Motion for an order setting aside the jury verdict and the subsequent judgment and granting a new trial on the issue of the Company's breach of contract claim against TRW.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


On April 21, 2003, the Company filed a complaint against its former principal accountants Deloitte & Touche LLP ("Deloitte") entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte.
In this lawsuit, Micrel is alleging that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made certain false representations upon which Micrel justifiably relied. As a direct result of Deloitte's actions, Micrel alleges damages including: expenses incurred in the form of payments to various professionals to address the impact on Micrel's financial statements and other effects of the wrongful conduct; loss of cash as well as equity from stock options; additional charges to earnings that Micrel would not incur but for the wrongful advice and the harm to Micrel in both financial and semiconductor markets resulting in loss of overall value of the company as a whole. Deloitte has denied all allegations in the complaint. The complaint seeks compensatory damages, costs of suit and such other relief that the court may deem just and proper. The case is currently in the discovery and pre-trial phase. A trial date has been set for January 9, 2006.

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems ("MPS"), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California (the "Court") alleging two causes of action for infringement by MPS of certain patents owned by Micrel. In the complaint, the Company alleges that MPS has been and is infringing U.S. patent no. 5,517,046 (the " '046 patent") and U.S. patent no. 5,556,796 (the " '796 patent"). Micrel alleges damages attributable to MPS' infringement of the '046 and '796 patents as a direct result of MPS' actions, including treble damages for wanton, deliberate, malicious and willful conduct. Subsequently, on November 29, 2004 the Company filed an amended complaint adding Michael R. Hsing, MPS' President and Chief Executive Officer ("Hsing"), and James C. Moyer, MPS' Chief Design Engineer ("Moyer") as defendants. Hsing and Moyer are both former employees of Micrel. In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint adds causes of action for statutory and common law misappropriation of Micrel's trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California's Unfair Competition Law. The amended complaint seeks compensatory damages, costs of suit and such other relief that the Court may deem proper. On December 16, 2004, MPS filed a Motion to Dismiss the Company's claims for statutory and common law misappropriation of Micrel's trade secrets. On April 8, 2005, the Court granted MPS' Motion to Dismiss with leave to amend the complaint. On May 2, 2005, Micrel filed a second amended complaint for patent infringement, misappropriation of trade secrets, common law misappropriation, breach of confidentiality agreement, and statutory unfair competition. On May 23, 2005, MPS filed a Motion to Dismiss the Company's claims for statutory and common law misappropriation of trade secrets contained in the second amended complaint. A hearing was held on September 30, 2005 on MPS' Motion to Dismiss. The Court has not yet issued a ruling on the Motion.

With the exception of the TRW litigation discussed above, for which the company has recorded $9.3 million in litigation expense, the Company believes that the ultimate outcome of the legal actions discussed will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows, and the Company believes it is not reasonably possible that a material loss has been incurred. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in these lawsuits. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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


11.   STOCK REPURCHASE PROGRAM

In March 2005, Micrel's Board of Directors approved a $75 million share repurchase program for calendar year 2005. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. During the nine months ended September 30, 2005, the Company repurchased, 4,250,900 shares of its common stock for $42.8 million.


12.   INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $16.3 million and net long-term deferred tax assets of $11.1 million as of September 30, 2005. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The effects of these accrued tax liability reversals on the below-noted items in the Company's statement of operations is summarized as follows:

                                          Nine Months
                                            Ended
                                         September 30,
                                             2004
                                         -------------
    Cost of revenues                       $  (1,111)
    Research and development                  (1,697)
    Selling, general and administrative       (1,140)
    Provision for income taxes                (2,378)
                                           ---------
                                           $  (6,326)
                                           =========

The income tax provision for the three and nine months ended September 30, 2005 is based on the Company's estimated annual effective tax rate of 35% of pretax income. The income tax provision for the three and nine months ended September 30, 2004 was based on the Company's estimated annual effective tax rate of 35% of pretax income, reduced by the $3.8 million reversal of accrued income tax liabilities recorded in the quarter ended June 30, 2004 and increased by $168,000 as a result of $480,000 of non-deductible purchased in-process technology charges recorded in the three months ended March 31, 2004.


13.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

                                             Contractual
                                              Facility    Equipment
                                                Costs      Disposal    Total
                                             -----------  ---------  ---------
Balance December 31, 2003                     $   4,119   $     411  $   4,530
2004   Charges                                      584         --         584
       Uses                                      (1,654)        (51)    (1,705)
                                              ---------   ---------  ---------
Balance December 31, 2004                         3,049         360      3,409
2005   Charges                                      --          --         --
       Uses                                      (1,234)        --      (1,234)
                                              ---------   ---------  ---------
Balance September 30, 2005                    $   1,815   $     360  $   2,175
                                              =========   =========  =========

Of the $2.2 million in accrued restructuring costs, $2.0 million has been classified as other current liabilities and $154,000 has been classified as other long-term obligations as of September 30, 2005. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Actual future costs or actual sublease income may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934,as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding future revenues and dependence on standard products sales and international sales; statements regarding the levels of international sales; statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; statements regarding current or future acquisitions; and statements regarding our ability to meet our anticipated short term and long term cash requirements; and statements regarding the future realization of tax benefits. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2004.

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

   The Company's 2004 revenues grew to the highest level since 2000, increasing 22 percent over 2003 The increase in customer demand in the first half of 2004 caused lead times for semiconductor components, including Micrel's, to expand during the first and second quarters of 2004 as customers and distributors became concerned about availability of supply. The Company's revenues continued to grow in the first half of the year and gross margin, operating margin and net income increased on a sequential basis in both the first and second quarters. By the end of the second quarter, customers began to perceive that the supply of semiconductor components was generally sufficient and lead times for certain components began to shrink.

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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   In the first quarter of 2005, demand as measured by order rates, improved substantially over fourth quarter of 2004 levels. First quarter bookings increased by 40% over fourth quarter 2004 levels. The improvement in order rates was driven by customers serving the industrial, computing and communications end markets. Orders from customers serving the wireless handset end market were slightly less than fourth quarter levels, which is normal for the first calendar quarter. Bookings from Micrel's major distributors increased in the first quarter after falling sharply in the second half of 2004 as distributors adjusted to shorter industry lead times and reduced their inventory levels. Despite increased bookings during the first quarter and lean supply chain inventory levels, order lead times from our customers continued to average two to three weeks. Despite relatively flat revenues, the Company continued to improve gross margin. First quarter of 2005 gross margin of 50.1% was the highest quarterly gross margin for Micrel since the first quarter of 2001. First quarter of 2005 gross margin improved by 3.8% from the fourth quarter of 2004 and was more than 5% higher than the year ago period on approximately the same level of revenues. Operating profit and net income in the first quarter of 2005 also increased from both the first and fourth quarters of 2004.

    In the second quarter of 2005, the ongoing short lead time environment continued to motivate customers to order only what was required for their short term needs. Second quarter order rates declined from first quarter levels primarily due to lower order amounts from the Company's distributors and certain customers serving the wireless handset end market. Bookings from the Company's major sell-through distributors declined from strong first quarter levels and were less than overall resales for the second quarter as our distributors attempted to increase their inventory turns to improve their return on working capital. Inventories at the Company's Asia-based stocking representatives also declined sequentially in second quarter. In the wireless handset market, customers reduced both orders and production levels in coordination with efforts to reduce channel inventories of handsets.

    Second quarter revenues increased sequentially by 2% but were 10% below the revenues of the year ago period. The Company continued to exercise pricing discipline for most of its products in an attempt to improve gross profit. Consequently, sales of certain products, such as those serving the SOHO Ethernet market and the low end personal computer market, declined resulting in a lower rate of revenue growth for the Company. Gross margin continued to improve in the second quarter, increasing to 52% from 49% in the year ago period and 50% in the first quarter of 2005. The increase in gross margin was primarily due to: better pricing discipline, improved sales mix of higher margin products, ongoing manufacturing cost reductions and lower depreciation expense as a result of disciplined capital spending.

    Third quarter order rates increased substantially from second quarter levels, increasing sequentially in all geographic regions. Throughout the third quarter customers continued to place orders with extremely short delivery requirements, even as the aggregate order level increased. Order levels from our distributors increased in the third quarter, returning to a level consistent with sales of Micrel's products to their end customers. Inventories at the Company's Asia-based stocking representatives declined sequentially in third quarter. Third quarter revenues increased sequentially by 1% but were 8% below the revenue level of the year ago period. Although order rates were strong, third quarter revenue growth was impacted by product shortages for our Ethernet products due to longer manufacturing cycle times at third party wafer suppliers and reduced demand for certain commodity products
possibly as a result of continued pricing discipline.   Gross margin improved
further in the third quarter, increasing to 54% from 48% in the year ago period and 52% in the second quarter. The increase in gross margin is primarily attributed to an improved sales mix of higher margin products and ongoing manufacturing cost reductions. Micrel has significantly improved gross margin through the first three quarters of 2005 while continuing to operate its wafer fabrication facility at approximately 50% of equipped utilization. Year-to-date gross margin of 52% is 4% higher than the first nine months of 2004, although year-to-date revenues in 2005 are approximately $13 million lower than 2004

    In March 2004, Micrel completed the acquisition of BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance RF ICs and modules for the actuation and connectivity markets. The acquisition was accounted for as a purchase under SFAS No. 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward have been included in the Company's consolidated financial statements.

    The Company derives a substantial portion of its net revenues from standard products. For the three and nine month periods ended September 30, 2005 and 2004 the Company's standard products sales accounted for 95% and 96% of the Company's net revenues, respectively. The Company believes that a substantial

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

   The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of September 30, 2005, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

   Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation (see
Note 10 of Notes to Condensed Consolidated Financial Statements) and has not accrued a liability for such litigation. The Company regularly evaluates current information available to determine whether such accruals should be made. An estimated liability would be accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the Company were to determine that such a liability was probable and could be reasonably estimated, the adjustment would be charged to income in the period such determination was made.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2005       2004        2005       2004
                                   ---------  ---------   ---------  ---------
Net revenues                          100.0%     100.0%      100.0%     100.0%
Cost of revenues                       45.9       51.0        48.0       52.0
                                   ---------  ---------   ---------  ---------
  Gross profit                         54.1       49.0        52.0       48.0
                                   ---------  ---------   ---------  ---------
Operating expenses:
  Research and development             18.2       16.4        18.4       15.8
  Selling, general and
   administrative                      18.4       14.7        17.0       13.8
  Amortization of deferred
   stock compensation                   0.2        0.7         0.3        0.9
  Purchased in-process technology        -          -           -         0.2
  Restructuring expense                  -         0.6          -         0.2
  Litigation accrual                     -          -          5.0         -
                                   ---------  ---------   ---------  ---------
    Total operating expenses           36.8       32.4        40.7       30.9
                                   ---------  ---------   ---------  ---------
Income from operations                 17.3       16.6        11.3       17.1
Other income, net                       1.7        0.5         1.6        0.4
                                   ---------  ---------   ---------  ---------
Income before income taxes             19.0       17.1        12.9       17.5
Provision for income taxes              6.6        6.0         4.5        4.3
                                   ---------  ---------   ---------  ---------
Net income                             12.4%      11.1%        8.4%      13.2%
                                   =========  =========   =========  =========

   Net Revenues. For the three months ended September 30, 2005, net revenues decreased 8% to $62.5 million from $67.9 million for the same period in the prior year. For the nine months ended September 30, 2005, net revenues decreased 7% to $185.2 million from $198.1 million for the same period in the prior year. These decreases were primarily due to decreased standard products revenues.

    Standard products revenues for the three months ended September 30, 2005 decreased 9% to $59.5 million from $65.3 million for the same period in the prior year. For the nine months ended September 30, 2005, standard products revenues decreased 7% to $177.7 million from $190.1 for the same period in the prior year. These decreases resulted primarily from decreased unit shipments of standard products to the computer products, industrial and network communications end markets.

    Custom and foundry products revenues for the three months ended September 30, 2005 increased 17% to $2.9 million from $2.5 million for the same period in the prior year. For the nine months ended September 30, 2005, custom and foundry products revenues decreased 6% to $7.5 million from $8.0 million for the same period in the prior year.

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

    Although overall semiconductor industry channel inventories appear to be equal to or below long term historical trends, customers continue to place orders as if semiconductor components are readily available. Customers are cautious in committing new orders, relying instead on short lead times and the willingness of semiconductor manufacturers to hold inventory and react quickly to supply their short term needs. As a result, order lead times from the Company's customers remained in the two to three week range in the third quarter of 2005. The corresponding low backlog level, increased reliance on turns fill orders, and the uncertain growth rate of the world economy make it difficult to predict near term demand. The uncertainty in demand arising from

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


these factors, together with the effects of product mix and pricing, make it difficult to precisely predict future levels of sales and profitability. In this environment the Company, its stocking representatives and distributors may have to carry higher levels of inventory to service anticipated customer demand.

    International sales represented 74% and 77% of net revenues for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, international sales represented 75% and 76% of net revenues, respectively.

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

    Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 54% for the three months ended September 30, 2005 from 49% for the comparable period in 2004. For the nine months ended September 30, 2005, gross margin increased to 52% from 48% for the comparable period in 2004. These increases in gross margin resulted primarily from an increased sales mix of higher margin products combined with decreased depreciation and other manufacturing cost reductions. In addition, the second quarter of 2004 included a benefit of $1.1 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit (see Note 12 of Notes to Condensed Consolidated Financial Statements). Depreciation and amortization (excluding amortization of deferred stock compensation) as a percent of sales declined to 8% for the three and nine months ended September 30, 2005 from 9% for the same periods in 2004. This reduction in depreciation was primarily due to existing equipment becoming fully depreciated, which was partially offset by additional depreciation on new equipment purchases.

    Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 18% and 16%, for the three months ended September 30, 2005 and 2004, respectively. On a dollar basis, research and development expenses increased $192,000 or 2% to $11.4 million for the three months ended September 30, 2005 from $11.1 million for the comparable period in 2004. For the nine months ended September 30, 2005 and 2004, research and development expenses represented 18% and 16% as a percentage of net revenues, respectively. On a dollar basis, research and development expenses increased $2.6 million or 8% to $34.0 million for the nine months ended September 30, 2005 from $31.4 million for the comparable period in 2004. The second quarter of 2004 included a benefit of $1.7 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit (see
Note 12 of Notes to Condensed Consolidated Financial Statements). The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

    Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 18% and 15% for the three months ended September 30, 2005 and 2004, respectively. On a dollar basis, selling, general and administrative expenses increased $1.6 million or 16% to $11.5 million for the three months ended September 30, 2005 from $10.0 million for the comparable period in 2004. For the nine months ended September 30, 2005 and 2004, selling, general and administrative expenses represented 17% and 14% as a percentage of net revenues, respectively. On a dollar basis, selling, general and administrative expenses increased $4.2 million or 15% to $31.6 million for the nine months ended September 30, 2005 from $27.4 million for the comparable period in 2004.
These dollar increases were principally attributable to increased outside legal costs. In addition, the second quarter of 2004 included a benefit of $1.1 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit. (see Note 12 of Notes to Condensed Consolidated Financial Statements).

   Amortization of Deferred Stock Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Issued to Employees". During the years 1996 through December 2001, certain of the Company's option pricing practices resulted in stock compensation expense under APB 25. As of September 30, 2005 total unamortized stock compensation was $415,000 with an anticipated remaining future amortization schedule of $120,000 in 2005.

   In December 2004, the Financial Accounting Standards Board ("FASB" or the "Board") issued Statement of Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB 25 (see Note 2 of Notes to Condensed Consolidated Financial Statements for more discussion of SFAS No. 123R).

   Purchased In-process Technology. Associated with the acquisition of BlueChip, Micrel allocated $2.6 million of the total purchase cost to intangible assets. Of that amount, $480,000 was expensed for purchased in-process technology, which had not reached technological feasibility and had no alternative future use, in the three months ended March 31, 2004. This amount was adjusted and reversed in part as of December 31, 2004 to reflect the final determination of conditional consideration that had previously been allocated in part to purchased in-process technology.

   Litigation Accrual. On July 22, 2005, a jury ruled against Micrel in its suit against TRW Automotive and for TRW automotive in its counter suit against Micrel. The suits were related to a contract dispute between the two companies. As a result of the jury's verdict, Micrel accrued $9.3 million in litigation expense in the second quarter 2005 financial statements (see Note 10 of Notes to Condensed Consolidated Financial Statements).

    Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to accrued litigation liabilities. Other income, net increased $705,000 to $1.1 million for the three months ended September 30, 2005 from $363,000 for the comparable period in 2004. Other income, net increased $2.0 million to $2.9 million for the nine months ended September 30, 2005 from $901,000 for the comparable period in 2004. The increase was primarily due to an increase in average interest rates and returns on investment balances and decreased interest expense resulting from a decrease in average debt.

    Provision for Income Taxes. The income tax provision for the three and nine months ended September 30, 2005 represented 35% of pretax income. The income tax provision for the three and nine months ended September 30, 2004 represented of 35% of pretax income, reduced by a $3.8 million reversal of accrued income tax liabilities as a result of the completion of a federal income tax audit (see Note 12 of Notes to Condensed Consolidated Financial Statements) and increased by $168,000 as a result of $480,000 of non-deductible purchased in-process technology charges recorded in the quarter ended March 31, 2004. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate and differs from taxes computed at the federal statutory rate primarily due to the effect of state income taxes, state research and development credits, federal extraterritorial income exclusion and federal qualified production activity deductions.


Liquidity and Capital Resources

    Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2005, consisted of cash and short-term investments of $140.8 million and a $6 million revolving line of credit from a commercial bank (see Note 6 of Notes to Condensed Consolidated Financial Statements).

    The Company generated $38.0 million in cash flows from operating activities for the nine months ended September 30, 2005, primarily attributable to net income of $15.5 million plus additions for non-cash activities of $14.4 million and a $7.0 million decrease in inventories combined with a $7.0 million increase in other accrued liabilities, which were partially offset by a $3.9 million increase in accounts receivable.

   For the nine months ended September 30, 2004, the Company generated $52.8 million in cash flows from operating activities, primarily attributable to net income of $26.2 million plus additions for non-cash activities of $31.7

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


million and a $4.7 million increase in accounts payable, which was partially offset by a $5.4 million increase in accounts receivables and a $5.9 million increase in inventories.

    The Company generated $1.6 million of cash from investing activities during the nine months ended September 30, 2005 comprised of $12.1 million in proceeds from net sales of short-term investments that were partially offset by $10.5 million in purchases of property, plant and equipment.

    For the nine months ended September 30, 2004, the Company used $54.8 million in cash for investing activities consisting of $13.6 million in purchases of property, plant and equipment, $38.3 million in purchases of short term and long-term investments, $2.0 million for the purchase of BlueChip Communications and $1.0 million for the purchase of intangible assets.

    The Company used $36.6 million of cash in financing activities during the nine months ended September 30, 2005 primarily for the repurchase of $42.8 million of the Company's common stock, which was partially offset by $6.3 million in proceeds from employee stock transactions.

    For the nine months ended September 30, 2004, the Company used $25.7 million of cash in financing activities primarily for the repurchase of $29.0 million of the Company's common stock, which was partially offset by $3.9 million in proceeds from employee stock transactions.

    The Company currently intends to spend approximately $15 million to $20 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. In March 2005, the Company announced that its Board of Directors had approved a $75 million stock repurchase program and the Company is currently authorized by its Board of Directors to repurchase an additional $32.2 million of its common stock through December 31, 2005. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for 2005. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.


Recently Issued Accounting Standards

    Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.


Contractual Obligations and Commitments

   As of September 30, 2005, the Company had the following contractual obligations and commitments (in thousands):

                                           Payments Due By Period
                               ------------------------------------------------
                                        Less than    1-3       4-5      After 5
                                Total     1 Year    Years     Years      Years
                               --------  --------  --------  --------  --------
Long-term debt                 $    153  $    153  $     -   $     -   $     -
Operating leases                  9,037     3,146     2,699     2,503       689
Open purchase orders             23,000    23,000        -         -         -
                               --------  --------  --------  --------  --------
Total                          $ 32,190  $ 26,299  $  2,699  $  2,503  $    689
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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Borrowing agreements consisted of a $5 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at September 30, 2005 and there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises
-------------------------------------------------------------------------------
   Demand for semiconductor components is increasingly dependent upon the rate
of growth of the global economy.   If the rate of global economic growth
slows, or contracts, customer demand for products could be adversely affected, which in turn could negatively affect revenues, results of operations and financial condition. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: increased price inflation for goods, services or materials, rising interest rates in the United States, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

   The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. In 2004 and the first nine months of 2005, 66% of the Company's revenues were derived from shipments to customers in Asia, an increase from 32% in 2000 and 60% in 2003. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company's products in the local currencies of the foreign markets it serves. This would result in making the Company's products relatively more expensive than its competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company's future revenues, financial condition, results of operations or cash flows.

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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Semiconductor Industry Specific Risks
-------------------------------------
   The volatility of customer demand in the semiconductor industry limits a company's ability to predict future levels of sales and profitability. Semiconductor suppliers can rapidly increase production output, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for products can result in excess quantities of certain products relative to demand. Should this occur the Company's operating results may be adversely affected as a result of charges to reduce the carrying value of the Company's inventory to the estimated demand level or market price. The Company's quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The short-term and volatile nature of customer demand makes it extremely difficult to accurately predict near term revenues and profits.

   The short lead time environment in the semiconductor industry has allowed many end consumers to rely on stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory. The Company maintains a network of stocking representatives and distributors, that carry inventory to service the volatile short-term demand of the end customer. Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company's revenues and results of operations.

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

   Our customers are requiring that the Company offer its products in lead-free packages. Governmental regulations in certain countries and our customers' intention to produce products that are less harmful to the environment has resulted in a requirement from many of the Company's customers to purchase integrated circuits that do not contain lead. The Company has responded by offering its products in lead-free versions. While the lead-free

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

   The recently issued Statement of Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" will require the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the ultimate impact from the adoption of this accounting standard is uncertain but it is expected to significantly increase stock based compensation expense in future periods after adoption. The pro forma effect to net income and earnings per share had the Company applied the fair value method to stock-based awards has been disclosed in the Company's previous Form 10-K filings and is contained in Note 1 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. However, a reduction in net income and earnings per share from the expensing of stock option awards in the Company's future results of operation may have an adverse affect on the value of the Company's common stock. If the Company reduces the number of stock option grants to

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

   The cellular telephone (wireless handset) market comprises a significant portion of the Company's standard product revenues. The proportion of the Company's annual revenues from customers serving the cellular telephone market has been increasing over the last three years, growing from less than 20% of worldwide sales in 2001 to approximately 25% in 2004 and 27% in the first nine months of 2005. Due to the highly competitive and fast changing environment in which the Company's cellular telephone customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company's cellular telephone customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company's products can decline sharply which could adversely affect the Company's revenues and results of operations.

   The Company is currently involved in a number of lawsuits. The Company currently has four significant pending litigations. Litigation is by its nature unpredictable and costly. Two cases are currently scheduled for trial in the fourth quarter of 2005 and the first quarter of 2006, respectively, and the Company filed a Motion for an order setting aside the July 22, 2005 jury verdict in the Micrel vs. TRW case. The Company currently expects that outside legal expenses will continue to be significant through the first half of 2006. If the level of effort required to prosecute or defend the Company's position in any of the law suits increases significantly, or if a judgment is entered against the Company, the resulting expense could adversely affect the Company's results of operations or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At September 30, 2005, the Company held $36.5 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2005, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At September 30, 2005, the Company held no fixed-rate long-term debt subject to interest rate risk.


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

     As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2005.

   There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 10 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in
Item 1 of Part I is incorporated herein by reference.


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

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2005         478,500    $  9.19         478,500             $  31,216
February 2005        415,800    $  8.85         415,800             $  27,535
March 2005           943,900    $  9.61         943,900             $  57,852
April 2005           722,600    $  8.69         722,600             $  51,574
May 2005             507,600    $ 10.30         507,600             $  46,348
June 2005            308,400    $ 11.67         308,400             $  42,746
July 2005            254,600    $ 12.35         254,600             $  39,601
August 2005          349,400    $ 11.83         349,400             $  35,466
September 2005       270,100    $ 12.11         270,100             $  32,194
                   ---------                  ---------
Total              4,250,900    $ 10.07       4,250,900
                   =========                  =========

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


                                  MICREL, INCORPORATED
                                  --------------------
                                    (Registrant)



Date: November 8, 2005     By  /s/ Richard D. Crowley, Jr.
                             ------------------------------
                               Richard D. Crowley, Jr.
                            Vice President, Finance and
                               Chief Financial Officer
                             (Authorized Officer and
                            Principal Financial Officer)

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(d) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or caused such internal control over financial control to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: November 8, 2005         By        /s/ Raymond D. Zinn
                        Raymond D. Zinn
                        President, Chief Executive Officer and Director (Principal Executive Officer)



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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(d) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or caused such internal control over financial control to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: November 8, 2005         By        /s/ Richard D. Crowley, Jr.
                           Richard D. Crowley, Jr.
                        Vice President, Finance and
                            Chief Financial Officer
                     (Principal Financial and Accounting Officer)


EXHIBIT 32

Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Pursuant to 18 U.S.C. ? 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Micrel, Incorporated (the "Company") hereby certifies, to such officer's knowledge, that:

   (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

   (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: November 8, 2005               /s/ Raymond D. Zinn
                              Raymond D. Zinn
                                 Chief Executive Officer


Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   Pursuant to 18 U.S.C. ? 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Micrel, Incorporated (the "Company") hereby certifies, to such officer's knowledge, that:

   (i) the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

   (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: November 8, 2005               /s/ Richard D. Crowley, Jr.
                              Richard D. Crowley
                              Chief Financial Officer




48