Form 10-K
period 2005-12-31
MICREL INC
filed 2006-03-06
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
    For the fiscal year ended December 31, 2005.

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

   Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [X]   No [ ]

   Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]   No [X]

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

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]  Accelerated filer [ ]  Non-accelerated filer [ ]

   As of February 28, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $996,827,576 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 28, 2006, the Registrant had outstanding 83,932,193 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference in Part III of this Report.

This Report on Form 10-K includes 71 pages with the Index to Exhibits located on page 70.

                              MICREL, INCORPORATED
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2005

                                                                           Page
                                     PART I                                ----

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       13
Item 1B. Unresolved Staff Comments                                          18
Item 2.  Properties                                                         18
Item 3.  Legal Proceedings                                                  19
Item 4.  Submission of Matters to a Vote of Security Holders                19

                                    PART II

Item 5.  Market for the Registrant's Common Equity, Related Shareholder
          Matters and Issuer Purchases of Equity Securities                 19
Item 6.  Selected Financial Data                                            21
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk         34
Item 8.  Financial Statements and Supplementary Data                        34
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          34
Item 9A. Controls and Procedures                                            34
Item 9B. Other Information                                                  35

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                 36
Item 11. Executive Compensation                                             36
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Shareholder Matters                                   36
Item 13. Certain Relationships and Related Transactions                     36
Item 14. Principal Accountant Fees and Services                             37
Item 15. Exhibits and Financial Statement Schedules                         37




         Signatures                                                         69
         Exhibit Index                                                      70
         Certifications                                                     73

                                     PART I

ITEM 1.  BUSINESS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding future revenues and dependence on standard products sales and international sales; statements regarding the levels of international sales; statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; statements regarding current or future acquisitions; and statements regarding the ability to meet anticipated short term and long term cash requirements; and statements regarding the future realization of tax benefits. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth below. Some of the factors that could cause actual results to differ materially are set forth in Item 1 ("Business"), Item 1A ("Risk Factors"), Item 3 ("Legal Proceedings") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations".


General

   The Company was incorporated in California in July 1978. References to the "Company" and "Micrel" refer to Micrel, Incorporated and subsidiaries, which also does business as Micrel Semiconductor. The Company's principal executive offices are located at 2180 Fortune Drive, San Jose, California 95131. The Company's telephone number is (408) 944-0800. The Company maintains a corporate website located at www.micrel.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available, free of charge, on the website noted above as soon as reasonably practicable after filing with or being furnished to the Securities and Exchange Commission.

   Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal and digital ICs. The Company currently ships over 2,500 standard products and has derived the majority of its product revenue for the year ended December 31, 2005 from sales of standard analog and high speed communications ICs. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks and industrial equipment. For the years ended December 31, 2005, 2004, and 2003, the Company's standard products accounted for 96%, 96%, and 90%, respectively, of the Company's net revenues. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

   Micrel develops and manufactures high performance power management analog products which are characterized by high speed, low noise and maximum efficiency in the smallest package. Continuing trends to lower voltages and higher currents in the communications, networking and computing markets have created demand for high performance analog products to accurately control, regulate, convert and route voltage and current in electronic systems. The demand for high performance power management circuits has been further fueled by the growth of portable communications and computing devices (e.g. cellular handsets, portable media players and notebook computers). The Company also has an extensive power management offering for the networking and communications infrastructure markets including single-board and enterprise servers, network switches and routers, storage area networks and wireless base stations. In addition, the Company offers standard analog products that address other markets, including industrial, defense and automotive electronics.

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

   The Company's family of Ethernet switch products target the digital home and industrial/embedded networking markets. This product portfolio consists of transceiver, switch, and system-on-chip ("SoC") devices that support various Ethernet protocols supporting communication transmission speeds from 10 Megabits per second to 100 Megabits per second.

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


   Recent Trends in Analog Power Management, Mixed-Signal and Digital ICs

   Most electronic systems utilize analog circuits to perform power management functions ("power analog circuits") such as the control, regulation, conversion and routing of voltages and current. The computer and communications markets have emerged as two of the largest markets for power analog circuits. In particular, the recent growth and proliferation of portable, battery-powered devices, such as cellular telephones, digital cameras, portable media players and notebook computers, continue to increase demand and create new technological challenges for power analog circuits.

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

   The rapid adoption of the Internet for information exchange, in business and consumer markets, has led to a significant increase in the need for broadband communications technology. In 2005, there was a significant expansion in the number of broadband subscribers for both DSL, cable modem and fiber to the home technologies. The increased bandwidth demand of these users will continue to consume the installed capacity in metropolitan and wide area networks. The additional demand of new wireless services utilizing the transmission of video will further consume this installed capacity. It is anticipated these trends will continue in 2006.

   In the networking market, Ethernet has been widely adopted as a communication standard. Ethernet ports are now being provided on equipment ranging from PCs and PC peripherals such as printers, media converters, set-top boxes, industrial equipment, internet protocol ("IP") phones and game consoles. This is driving rapid growth in both the digital home market to connect multiple PCs and peripherals and the industrial market to connect machinery to central control and monitoring equipment.


Micrel's Strategy

   Micrel seeks to capitalize on the growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and manufacturing expertise. The Company also seeks to capitalize on growth opportunities within the communications and networking markets and has successfully acquired companies serving these market segments. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

  * Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 2,500 standard products, with net revenues from standard products generating 96% of the Company's total net revenues for the year ended
December 31, 2005. The Company, however, will pursue additional custom and foundry business as opportunities arise.

  * Target Power Analog, High-Speed Mixed-signal and Digital Markets. Micrel has leveraged its expertise in power analog circuits by addressing market opportunities in cellular telephones and other portable electronics, set-top boxes, desktop and notebook computers as well as telecom and networking.

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

Net Revenues by Segment
(Dollars in thousands)                           Years Ended December 31,
                                            ---------------------------------
                                               2005        2004        2003
                                            ---------   ---------   ---------
Net Revenues:
Standard Products                           $ 239,177   $ 246,580   $ 191,134
Custom and Foundry Products                    11,179      10,971      20,592
                                            ---------   ---------   ---------
   Total net revenues                       $ 250,356   $ 257,551   $ 211,726
                                            =========   =========   =========
As a Percentage of Total Net Revenues:
Standard Products                                 96%         96%         90%
Custom and Foundry Products                        4           4          10
                                            ---------   ---------   ---------
   Total net revenues                            100%        100%        100%
                                            =========   =========   =========

   The Company's products address a wide range of end markets. The following table presents the Company's revenues by end market as a percentage of total net revenues.

                                                 Years Ended December 31,
                                            ---------------------------------
                                               2005        2004        2003
                                            ---------   ---------   ---------
As a Percentage of Total Net Revenues:
High-Speed Communications                         22%         24%         24%
Wireless Handsets                                 26          25          21
Computer                                          22          23          29
Industrial                                        27          25          24
Military & Consumer                                3           3           2
                                            ---------   ---------   ---------
   Total net revenues                            100%        100%        100%
                                            =========   =========   =========

   For a discussion of the changes in net revenues from period to period, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


   Standard Products

   In recent years, the Company has directed a majority of its development, sales and marketing efforts towards standard products in an effort to address the larger markets for these products and to expand its customer base. The Company offers a broad range of high performance analog, mixed signal, and digital ICs that address high growth markets including cellular telephones, portable electronics, set-top boxes, desktop and notebook computers, networking and communications. The majority of the Company's revenue is derived from power management standard products that, in addition to the above markets, are also used in the industrial, defense, and automotive electronics markets.

   Portable Battery-Powered Computer Market. The Company makes power analog circuits for notebook computers, tablet PCs, and PDAs. Products in this growing market are differentiated on the basis of power efficiency, weight, small size and battery life.

   Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel supplies high performance low dropout ("LDO") regulators and higher efficiency switching regulators that convert, regulate, switch and control the DC voltages used in cellular telephones. In addition, Micrel offers switch mode power supply ("SMPS") regulators for use in battery chargers which convert household AC power to useable DC power in battery and cellular base stations.

   Universal Serial Bus Market. USB has become the standard way of connecting computers with computer peripherals. In addition to implementing data communications between the connected devices, USB also provides a power source capable of powering the peripheral. Micrel supplies USB transceivers for data communication and for USB power; voltage regulators and current limiting power switches.

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

   Hot Swap Power Controllers. Micrel's hot swap power controllers support the requirement for 24/7 operation in high-performance enterprise servers, enterprise storage, and telecommunication infrastructure equipment. These products allow customers to upgrade or replace system boards without having to power down the system. This portfolio offers the industry's most integrated, dual-slot hot swap solutions for CompactPCI(tm), PCI-X, and PCI Express applications. The Company also offers other low-voltage and high-voltage (+/-
48V) controllers for the telecommunications and networking equipment markets.

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

   Networking and High-Speed Communications Market. The Company's High Bandwidth division develops and produces high speed integrated circuits for communications products targeted at fiber optic modules as well as clock recovery, clock distribution and level translation applications.

   Micrel's Ethernet division offers a broad range of physical layer ("PHY"), media access controllers ("MAC"), switch and system-on-chip products for the 10/100 Megabit Ethernet standard. The primary applications for the switch products are digital home networks, Voice Over Internet Protocol ("VOIP") phones, analog telephone adaptor ("ATA") and media converters, used to convert signals transmitted optically over fiber to standard cable (copper) and vice versa and other industrial/embedded Ethernet systems.

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

   The Company sells its products in Europe through a direct sales staff in England and France as well as independent sales representative firms, independent distributors and independent stocking representative firms. Asian sales are handled through Micrel sales offices in Korea, Japan, Taiwan, China and Singapore, independent distributors and independent stocking representative firms. The stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer.

   Sales to customers in North America, Asia and Europe accounted for 25%, 65% and 10% respectively, of the Company's net revenues for the year ended December 31, 2005 compared to 24%, 66% and 10%, respectively, of the Company's net revenues for the year ended December 31, 2004 and 30%, 60% and 10%, respectively, of the Company's net revenues for 2003. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, are included in Note 12 of Notes to Consolidated Financial Statements.

   The Company's international sales are primarily denominated in U.S. dollars. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.


Customers

   For the year ended December 31, 2005 three customers, an Asian based original equipment manufacturer, an Asian based stocking representative and a worldwide distributor, accounted for 14%, 12% and 12%, respectively, of the Company's net revenues. For the year ended December 31, 2004 the same three customers, an Asian based original equipment manufacturer, a worldwide distributor and an Asian based stocking representative, accounted for 13%, 12% and 12%, respectively, of the Company's net revenues. For the year ended December 31, 2003 two customers, a worldwide distributor and an Asian based stocking representative, each accounted for 13% of the Company's net revenues.


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

   The Company utilizes third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2005, approximately 5% of Micrel's wafer requirements were fabricated at third-party foundry suppliers, including all of Micrel's Ethernet networking products.


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

   The Company's mixed-signal design engineers principally focus on high-speed, low-noise media driving and clock/data recovery devices used in communication and advanced computer systems.

   In 2005, 2004, and 2003 the Company spent $45.1 million $41.8 million, and $47.0 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.


Patents and Intellectual Property Protection

   The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 150 United States patents on semiconductor devices and methods, with various expiration dates through 2024. The Company has applications for 105 United States patents pending. The Company holds 43 issued foreign patents and has applications for 29 foreign patents pending.


Supply of Materials and Purchased Components

   Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for the Company's Ethernet products is primarily dependent upon two large third-party wafer foundry suppliers.

Manufacturing

    The Company produces the majority of its wafers at the Company's wafer fabrication facility located in San Jose, California while a small percentage of wafer fabrication is subcontracted to outside foundries, including 100% of Micrel's Ethernet product wafer requirements. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 28,000 square foot clean room facility, which provides production processes. Approximately 70% of the San Jose facility's clean room space is classified as a Class 1 facility, which means that the facility achieves a clean room level of fewer than 1 foreign particle larger than 0.3 microns in size in each cubic foot of space. The remainder of the facility's clean room space is classified as Class 10, achieving fewer than 10 foreign particles larger than 0.3 microns in size in each cubic foot of space. The facility uses six-inch wafer technology. The Company also owns approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility.

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

   Because the standard products market for analog ICs is diverse and highly fragmented, the Company encounters different competitors in its various market areas. The Company's principal analog circuit competitors include Linear Technology Corporation, Maxim Integrated Products, Inc., and National Semiconductor Corp. in one or more of its product areas. Other competitors include Texas Instruments, Freescale Semiconductor (formerly Motorola), Intersil, Fairchild Semiconductor, Semtech and ON Semiconductor. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company's principal competitors for products targeted at the high bandwidth communications market are ON Semiconductor, Analog Devices, Maxim Integrated Products, Inc., Vitesse Semiconductor Corp., Integrated Device Technology and Mindspeed. The primary competitors for Micrel's Ethernet products are Broadcom Corp., Marvell Technology Group Ltd. and a number of Taiwanese companies.

   With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products, and price. The Company believes that it competes favorably in all these areas.

Backlog

   At December 31, 2005, the Company's backlog was approximately $45 million, all of which was scheduled to be shipped during the first six months of 2006. At December 31, 2004, the Company's backlog was approximately $27 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to United States, Canadian and certain other international distributors who receive significant return rights and price adjustments from the Company are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


Environmental Matters

   Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations.


Employees

   As of December 31, 2005, the Company had 884 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


ITEM 1A.  RISK FACTORS

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises
------------------------------------------------------------------------------
   Demand for semiconductor components is increasingly dependent upon the rate
of growth of the global economy.   If the rate of global economic growth slows,
or contracts, customer demand for products could be adversely affected, which in turn could negatively affect revenues, results of operations and financial condition. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: increased price inflation for goods, services or materials, rising interest rates in the United States, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

   The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. In 2005, 75% of the Company's revenues were derived from export shipments. In addition, 65% of the Company's revenues were derived from export shipments to customers in Asia. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company's products in the local currencies of the foreign markets it serves. This would result in making the Company's products relatively more expensive than its competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company's future revenues, financial condition, results of operations or cash flows.

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

   Many semiconductor companies face risks associated with a dependence upon third parties that manufacture, assemble or package certain of its products. These risks include reduced control over delivery schedules and quality; inadequate manufacturing yields and excessive costs; the potential lack of adequate capacity during periods of excess demand; difficulties selecting and integrating new subcontractors; potential increases in prices; disruption in supply due to civil unrest, terrorism or other events which may occur in the countries in which the subcontractors operate; and potential misappropriation of the Company's intellectual property. The occurrence of any of these events may lead to increased costs or delay delivery of the Company's products, which would harm its profitability and customer relationships. Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors. As a result, Micrel is subject to the risk that a foundry will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply.

   Customers are requiring that the Company offer its products in lead-free packages. Governmental regulations in certain countries and customers' intention to produce products that are less harmful to the environment has resulted in a requirement from many of the Company's customers to purchase integrated circuits that do not contain lead. The Company has responded by offering its products in lead-free versions. While the lead-free versions of the Company's products are expected to be more friendly to the environment, the ultimate impact is uncertain. The transition to lead-free products may produce sudden changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods. This may have an adverse affect on the Company's results of operations. In addition, the quality, cost and manufacturing yields of the lead free products may be less favorable compared to the products packaged using more traditional materials which may result in higher costs to the Company.

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

   An important part of the Company's strategy is to continue to focus on the market for high-speed communications ICs. If the growth in the telecommunications infrastructure and wire line networking markets is not sustainable, resulting in reduced demand for the Company's high bandwidth products, the Company's future revenue growth and profitability could be adversely affected.

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

   The Statement of Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" will require the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As discussed in Note 1 of Notes to Consolidated Financial Statements, the effect of the adoption of this accounting standard in 2006 is expected to significantly increase stock based compensation expense in future periods after adoption. The pro forma effect to net income and earnings per share had the Company applied the fair value method to stock-based awards has been disclosed in the Company's previous Form 10-K filings and is contained in Note 1 of the Notes to Consolidated Financial Statements of this Form 10-K. However, the requirement to recognize the cost of stock option awards as an expense in the financial statements will reduce net income and earnings per share from the expensing of stock option awards in the Company's future results of operation and may have an adverse affect on the value of the Company's common stock. If the Company reduces the number of stock option grants to employees to minimize the cost associated with share based incentive awards, it will most likely make it more difficult for the Company to hire and retain employees.

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

   The cellular telephone (wireless handset) market comprises a significant portion of the Company's standard product revenues. The proportion of the Company's annual revenues from customers serving the cellular telephone market has been increasing over the last four years, growing from less than 20% of worldwide sales in 2001 to approximately 25% in 2004 and 26% in 2005. Due to the highly competitive and fast changing environment in which the Company's cellular telephone customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company's cellular telephone customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company's products can decline sharply which could adversely affect the Company's revenues and results of operations.

   The Company is currently involved in a number of lawsuits. The Company currently has four significant pending litigations. Litigation is by its nature unpredictable and costly. One case was tried in the fourth quarter of 2005, and the parties are awaiting the Court's ruling. Two cases have not yet been set for trial, but it is likely that one case will be tried in the second half of 2006 and another will be tried in 2007. In the fourth case, the Company has filed a notice of its intent to appeal an adverse jury verdict. The Company currently expects that outside legal expenses will continue to be significant in 2006. If the level of effort required to prosecute or defend the Company's position in any of the lawsuits increases significantly, or if a judgment is entered against the Company, the resulting expense could adversely affect the Company's financial condition, results of operations and cash flows.

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


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.


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

   The Company also leases small sales and technical facilities located in Tempe, AZ, Medford, NJ; Richardson, TX; Irvine, CA; Raleigh, NC; Seoul, Korea; Taipei, Taiwan; Shenzhen, P.R. China; Hong Kong; Singapore; Tokyo, Japan; Masterton, New Zealand; Newbury, U.K.; Livingston, Scotland; Frankfurt On Oder, Germany; Oslo, Norway; Solna, Sweden and Courtaboeuf Cedex, France.

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

   In the fourth quarter of 2005, no matters were submitted to a vote of security holders.



                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

   The Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

   The Company's Common Stock is listed on the Nasdaq National Market under the Symbol "MCRL." The range of daily closing sales prices per share for the Company's Common Stock from January 1, 2004 to December 31, 2005 was:

    Year Ended December 31, 2005:                 High         Low
                                                -------      -------
   Fourth quarter                               $ 13.05      $  9.87
   Third quarter                                $ 13.27      $ 11.03
   Second quarter                               $ 12.00      $  8.07
   First quarter                                $ 10.59      $  8.27

    Year Ended December 31, 2004:                 High         Low
                                                -------      -------
   Fourth quarter                               $ 11.89      $  9.65
   Third quarter                                $ 10.85      $  8.40
   Second quarter                               $ 14.77      $ 11.99
   First quarter                                $ 19.20      $ 12.51

   The reported last sale price of the Company's Common Stock on the Nasdaq National Market on December 30, 2005 was $11.59. The approximate number of holders of record of the shares of the Company's Common Stock was 563 as of February 28, 2006. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of February 28, 2006 was approximately 7,000.

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

Issuer Purchases of Equity Securities

   In February 2002, the Company's Board of Directors approved a plan to repurchase shares of the Company's common stock in the open market. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. In August 2004, the Board of Directors amended the repurchase program and authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2004 through June 30, 2005. In March 2005, the Board of Directors approved a $75 million share repurchase program for calendar year 2005. This repurchase plan terminated on December 31, 2005. On November 17, 2005 the Company's Board of Directors adopted a new plan and authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2006 through December 31, 2006.

   Repurchases of the Company's common stock during 2005 were as follows:

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2005         478,500    $ 9.19           478,500           $  31,216
February 2005        415,800    $ 8.85           415,800           $  27,535
March 2005           943,900    $ 9.61           943,900           $  57,852
April 2005           722,600    $ 8.69           722,600           $  51,574
May 2005             507,600    $10.30           507,600           $  46,348
June 2005            308,400    $11.67           308,400           $  42,746
July 2005            254,600    $12.35           254,600           $  39,601
August 2005          349,400    $11.83           349,400           $  35,466
September 2005       270,100    $12.11           270,100           $  32,194
October 2005         408,200    $10.59           408,200           $  27,870
November 2005        453,100    $10.46           453,100           $  23,130
December 2005        953,100    $12.10           953,100           $  75,000
                   ---------   -------         ---------
Total              6,065,300    $10.45         6,065,300
                   =========    ======         =========

ITEM 6.   SELECTED FINANCIAL DATA

   The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and related notes thereto.

Income Statement Data:                    Years Ended December 31,
                              ------------------------------------------------
(in thousands, except per       2005(1)   2004(2)   2003      2002(3)   2001(4)
  share amounts)              --------  --------  --------  --------  --------
Net revenues                  $250,356  $257,551  $211,726  $204,704  $217,808
Cost of revenues*              116,564   134,854   128,007   139,554   126,242
                              --------  --------  --------  --------  --------
  Gross profit                 133,792   122,697    83,719    65,150    91,566
                              --------  --------  --------  --------  --------
Operating expenses:
  Research and development      45,070    41,750    46,953    53,308    51,306
  Selling, general and
   administrative               45,709    37,327    28,987    32,160    32,862
  Amortization of deferred
   stock compensation*             611     1,986     3,034    22,535     9,572
  Manufacturing facility
   impairment                       -         -       (624)   23,357        -
  Restructuring expense             -        584       286     5,536        -
  Acquisition expenses*             -         -         -         -      8,894
  Purchased in-process
   technology                       -        303        -         -         -
  Litigation accrual             9,282        -         -         -         -
                              --------  --------  --------  --------  --------
   Total operating expenses    100,672    81,950    78,636   136,896   102,634
                              --------  --------  --------  --------  --------
Income (loss) from operations   33,120    40,747     5,083   (71,746)  (11,068)
Other income, net                4,180     1,712       619     1,056     6,086
                              --------  --------  --------  --------  --------
Income (loss) before
 income taxes                   37,300    42,459     5,702   (70,690)   (4,982)
Provision (benefit) for
 income taxes                   11,942    11,206       855   (29,690)   (5,534)
                              --------  --------  --------  --------  --------
Net income (loss)             $ 25,358  $ 31,253  $  4,847  $(41,000) $    552
                              ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic                       $   0.29  $   0.34  $   0.05  $  (0.44) $   0.01
                              ========  ========  ========  ========  ========
  Diluted                     $   0.29  $   0.34  $   0.05  $  (0.44) $   0.01
                              ========  ========  ========  ========  ========
Shares used in computing per
 share amounts:
  Basic                         87,055    91,498    92,215    92,600    91,888
                              ========  ========  ========  ========  ========
  Diluted                       87,971    93,083    93,786    92,600    98,092
                              ========  ========  ========  ========  ========
*Amortization of deferred
 stock compensation related to:
  Cost of revenues            $    159  $    535  $  1,104  $  7,354  $  3,141
  Operating expenses:
   Research and development   $    161  $    723  $  1,604  $ 11,430  $  5,047
   Selling, general and
    administrative                 450     1,263     1,430    11,105     4,525
   Amortization of deferred
    stock compensation             611     1,986     3,034    22,535     9,572
   Acquisition expenses             -         -         -         -      2,007
                              --------  --------  --------  --------  --------
     Total operating expenses $    611  $  1,986  $  3,034  $ 22,535  $ 11,579
                              ========  ========  ========  ========  ========

                                                December 31,
Balance Sheet Data:           ------------------------------------------------
(in thousands)                  2005      2004      2003      2002      2001
                              --------  --------  --------  --------  --------
  Working capital             $165,180  $186,822  $195,026  $182,155  $196,940
  Total assets                 319,540   334,146   337,439   330,675   354,813
  Long-term debt and other
   obligations                     475     2,047     8,179    19,237     5,200
  Total shareholders' equity   257,686   284,887   283,609   273,619   313,330

_____________
(1) Operating results for the year ended December 31, 2005, include $9.3 million in accrued litigation expense related to a jury verdict against Micrel in its suit against TRW Automotive and for TRW Automotive in its counter suit against Micrel. (see Note 11 of Notes to Consolidated Financial Statements).
(2) Net income for the year ended December 31, 2004, includes $6.3 million in net reversals of accrued income and payroll tax liabilities as a result of the completion of a federal tax audit (see Note 8 of Notes to Consolidated Financial Statements)
(3) Operating results for the year ended December 31, 2002, include $17.1 million in accelerated amortization of deferred stock compensation associated with options cancelled pursuant to the employee option exchange program. In addition, related to the closure of the Company's Santa Clara, California wafer fabrication facility, the Company recorded $5.5 million in restructure expense and $23.4 million in manufacturing facility impairment expense (see Note 13 of Notes to Consolidated Financial Statements)
(4) Operating results for the year ended December 31, 2001, include $8.9 million in acquisition expenses related to the acquisition of Kendin Communications.

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

   In 2003 the Company returned to profitability after recording a loss on an annual basis for the first time in its history in 2002. The first half of 2003 was characterized by limited visibility into, and uncertainty of, customer demand. The uncertainty of demand was compounded in the first half of 2003 by events such as the war in Iraq and the outbreak of severe acute respiratory syndrome in Asia ("SARS"). The Company's quarterly revenues remained relatively flat, averaging $50 million per quarter for the first half of 2003. In the second half of 2003, customer demand increased as the United States' and Asian economies began to grow more rapidly. The Company's new order rates, or bookings, grew faster than revenue in the third and fourth quarter of 2003, resulting in sequential growth in both revenues and order backlog. The growth in new orders and revenues in the second half of 2003 was driven by demand for the Company's standard products from customers serving the communications, computing, industrial and wireless handset end markets. The Company also focused on reducing costs, including manufacturing costs and aligning its cost structure with revenue levels while retaining manufacturing capability and sustaining a level of research and development to support the Company's future growth. Gross margins and net income increased in the second half of 2003 as the Company's manufacturing cost reduction actions, such as the closure of the Santa Clara wafer fabrication facility, began to be realized. The Company continued to generate positive cash flows from operations on a quarterly basis throughout 2003.

   The Company's financial results continued to improve in 2004. The Company's 2004 revenues grew to the highest level since 2000, increasing 22 percent over 2003 The increase in customer demand in the first half of 2004 caused lead times for semiconductor components, including Micrel's, to expand as customers and distributors became concerned about availability of supply. The Company's revenues continued to grow in the first half of the year and gross margin, operating margin and net income increased on a sequential basis in both the first and second quarters. By the end of the second quarter, customers began to perceive that the supply of semiconductor components was generally sufficient and lead times for certain components began to shrink.

   In the third and fourth quarter of 2004, demand was below normal seasonal levels as customers reacted quickly to uncertain demand for their products, decreasing semiconductor lead times and uncertain economic conditions by reducing their order rates. Customers in certain end markets such as networking, enterprise computing and high speed communications experienced lower demand for their end products than they had anticipated. This factor, combined with rapidly shrinking lead times from most semiconductor suppliers, led to lower order rates for the Company's products in the second half of 2004 as customers attempted to control their inventory levels. The Company's level of on hand inventory remained above prior year levels to provide a high level of customer service in response to shorter customer lead times. As a result of lower order rates, the Company's backlog and revenues declined in both the third and fourth quarter of 2004. Despite the decline in customer demand and revenue in the second half of 2004, the Company's continued focus on manufacturing cost reductions resulted in an eight percentage point increase in gross margin from 39.5% in 2003 to 47.6% in 2004.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   In the first quarter of 2005, demand as measured by order rates, improved substantially over fourth quarter of 2004 levels. First quarter bookings increased by 40% over fourth quarter 2004 levels. The improvement in order rates was driven by customers serving the industrial, computing and communications end markets. Bookings from Micrel's major distributors increased in the first quarter after falling sharply in the second half of 2004 as distributors adjusted to shorter industry lead times and reduced their inventory levels. Despite increased bookings during the first quarter and lean supply chain inventory levels, order lead times from Micrel's customers continued to average two to three weeks. First quarter 2005 gross margin improved to 50.1%, 3.8 percentage points higher than the fourth quarter of 2004 and more than 5 percentage points above the year ago period on approximately the same level of revenues. Operating profit and net income in the first quarter of 2005 also increased from both the first and fourth quarters of 2004.

   In the second quarter of 2005, the ongoing short lead time environment continued to cause customers to order only what was required for their short term needs. Second quarter order rates declined from first quarter levels primarily due to lower order amounts from the Company's distributors and certain customers serving the wireless handset end market. Bookings from the Company's major sell-through distributors declined from strong first quarter levels and were less than overall resales for the second quarter as distributors attempted to increase their inventory turns to improve their return on working capital. Inventories at the Company's Asia-based stocking representatives also declined sequentially in the second quarter. In the wireless handset market, customers reduced both orders and production levels in coordination with efforts to reduce channel inventories of handsets.

   Second quarter revenues increased sequentially by 2% but were 10% less than the revenues of the year ago period. The Company continued to exercise pricing discipline for most of its products in an attempt to improve gross profit. Consequently, sales of certain products, such as those serving the SOHO Ethernet market and the low end personal computer market, declined resulting in a lower rate of revenue growth for the Company. Gross margin continued to improve in the second quarter, increasing to 52% from 49% in the year ago period and 50% in the first quarter of 2005. The increase in gross margin was primarily due to: better pricing discipline, improved sales mix of higher margin products, ongoing manufacturing cost reductions and lower depreciation expense as a result of disciplined capital spending.

   Third quarter order rates increased substantially from second quarter levels, increasing sequentially in all geographic regions. Throughout the third quarter customers continued to place orders with short delivery requirements, even as the aggregate order level increased. Order levels from the Company's distributors increased in the third quarter, returning to a level consistent with sales of Micrel's products to their end customers. Third quarter revenues increased sequentially by 1% but were 8% below the revenue level of the year ago period. Although order rates were strong, third quarter revenue growth was impacted by product shortages for Ethernet products due to longer manufacturing cycle times at third party wafer suppliers and reduced demand for certain commodity products possibly as a result of continued
pricing discipline.   Gross margin improved further in the third quarter,
increasing to 54% from 49% in the year ago period and 52% in the second quarter. The increase in gross margin was primarily a result of ongoing manufacturing cost reductions and an improved sales mix of higher margin products.

   Continued broad based demand, combined with lean channel inventories and short lead times, resulted in higher order rates for the Company in the fourth quarter of 2005. Order strength in the quarter from customers serving the industrial and communications end markets, and from the Company's major distributors, resulted in the second highest quarterly booking level since calendar year 2000. Revenues increased 4% on a sequential basis in the fourth quarter to $65.1 million and were 10% above the revenues in the year ago period. Gross margin increased by 3.4 percentage points to 57.5% from the third to the fourth quarter and was 11.2 percentage points higher than the fourth quarter of 2004 primarily due to a higher mix of sales with higher gross margins, and increased factory utilization. The fourth quarter gross

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

margin was the third highest quarterly gross margin in the Company's history and has returned to levels recorded in the year 2000. This is notable since the revenues and capacity utilization in the fourth quarter of 2005 were approximately one-third lower than comparable peak levels in 2000. Despite an increase in legal expenses associated with an atypically high level of litigation activity, the Company's operating income and operating margin increased on both a sequential and year-over-year basis in the fourth quarter. Although order rates increased in the fourth quarter, customer lead times remained short, averaging three to four weeks.

   In 2005, the Company's commitment to improving gross margin resulted in the third consecutive year of gross margin expansion. Gross margin for the year increased to 53.4% in 2005, up 5.8 percentage points from 47.6% in 2004. The gross margin improvement in 2005 was a result of pricing discipline, a greater mix of higher gross margin products, ongoing manufacturing cost reduction efforts and disciplined capital spending which allowed for continued reduction in depreciation expense. Operating margin in the second half of 2005 was above the level in the second half of 2004 although revenues for the two periods were roughly the same. The Company continued to consistently generate positive cash flows throughout 2005. The Company generated the third highest annual operating cash flow in the Company's history during 2005. Operating cash flow less cash used for the purchase of property, plant and equipment (commonly referred to as "free cash flow") was also the third highest annual amount in the Company's history.

   In 2004, Micrel acquired BlueChip Communications AS ("BlueChip") of Oslo, Norway. BlueChip is a fabless semiconductor company that designs, develops and markets high performance RF ICs and modules for the actuation and connectivity markets. The acquisition was accounted for as a purchase under SFAS 141 "Business Combinations" and, accordingly, the results of operations of BlueChip from the date of acquisition forward have been included in the Company's consolidated financial statements. (see Note 2 of Notes to Consolidated Financial Statements).

   The Company derives a substantial portion of its net revenues from standard products. For 2005, 2004 and 2003 the Company's standard products sales accounted for 96%, 96%, and 90%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

   The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development of new products. These and other factors are described in further detail later in this discussion and in Item 1A. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

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

   Micrel allows certain distributors, primarily located in North America and Europe, and in certain countries in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue recognition and related cost of sales are deferred, the Company records an accounts receivable and relieves inventory at the time of initial product shipment. As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, where revenue is deferred upon shipment and recognized on a sell-through basis, the Company may offer price adjustments to its distributors to allow the distributor to price the Company's products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received and recorded by the Company.

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

   The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of December 31, 2005, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

   During the second quarter of 2004, the Company reversed $3.8 million of accrued income tax liabilities as a result of the completion of a federal income tax audit. In addition, related to the federal tax audit completion, the Company also reversed $3.9 million in accrued payroll tax liabilities. This reduction in accrued payroll tax liabilities was recorded as a $1.1 million reduction in cost of revenues, a $1.7 million reduction in research and development expense and a $1.1 million reduction in selling, general and administrative expense in the second quarter of 2004 (see Note 8 of Notes to Consolidated Financial Statements).

   Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation and (see Note 11 of Notes to Consolidated Financial Statements).An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                   Years Ended December 31,
                                                 ----------------------------
                                                   2005      2004      2003
                                                 --------  --------  --------
Net revenues                                        100.0%    100.0%    100.0%
Cost of revenues                                     46.6      52.4      60.5
                                                 --------  --------  --------
  Gross profit                                       53.4      47.6      39.5
                                                 --------  --------  --------
Operating expenses:
  Research and development                           18.0      16.2      22.2
  Selling, general and administrative                18.3      14.5      13.7
  Amortization of deferred stock compensation         0.2       0.8       1.4
  Manufacturing facility impairment                    -         -       (0.3)
  Restructuring expense                                -        0.2       0.1
  Acquisition expenses                                 -        0.1        -
  Litigation accrual                                  3.7        -         -
                                                 --------  --------  --------
    Total operating expenses                         40.2      31.8      37.1
                                                 --------  --------  --------
Income from operations                               13.2      15.8       2.4
Other income, net                                     1.7       0.7       0.3
                                                 --------  --------  --------
Income before income taxes                           14.9      16.5       2.7
Provision for income taxes                            4.8       4.4       0.4
                                                 --------  --------  --------
Net income                                           10.1%     12.1%      2.3%
                                                 ========  ========  ========

   Net Revenues. Net revenues decreased 3% to $250.4 million for the year ended December 31, 2005 from $257.6 million in 2004 due to decreased standard product revenues.

   Standard product revenues decreased 3% to $239.2 million, which represented 96% of net revenues for the year ended December 31, 2005, compared to $246.6 million and 96% of net revenues for 2004. These decreases resulted primarily from decreased unit shipments of standard products to the high speed communications and networking end markets.

   Custom and foundry revenues increased 2% to $11.2 million, which represented 4% of net revenues for the year ended December 31, 2005, compared to $11.0 million and 4% of net revenues for 2004.

   For the year ended December 31, 2004, net revenues increased 22% to $257.6 million from $211.7 million in 2003 primarily due to increased standard product revenues, which were partially offset by decreased custom and foundry revenues. Standard product revenues increased 29% to $246.6 million for the year ended December 31, 2004, compared to $191.1 million for 2003. These increases resulted primarily from increased unit shipments of standard products to the telecommunications, computer, industrial, high speed communications and networking end markets. Custom and foundry revenues decreased 47% to $11.0 million for the year ended December 31, 2004, compared to $20.6 million for 2003. Such decreases were due primarily to decreased unit shipments of foundry products principally due to the cessation of manufacturing for a single customer, Lexmark, at the end of 2003.

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

these orders that are booked and shipped within the quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company's lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. The Company averaged approximately 55% to 60% turns fill per quarter during 2005.

   Throughout 2005 customers maintained a focus on inventory control, continuing the trend that began in the second half of 2004. Overall semiconductor industry channel inventories remained near historical low levels throughout 2005. Nevertheless, customers were cautious about committing new orders, relying instead on short lead times and the willingness of semiconductor manufacturers to hold inventory and react quickly to supply their short term needs. As a result, order lead times from the Company's customers stayed relatively short throughout 2005. When demand for the Company's products increased in the third and fourth quarter, order backlog increased and lead times from the Company's customers grew modestly to three to four weeks, from approximately two to three weeks in the first nine months of 2005. Although higher backlog and slightly longer order lead times provide modestly improved visibility into end demand, the ongoing reliance on turns fill orders and the uncertain growth rate of the world economy make it difficult to predict near term demand. The uncertainty in demand arising from these factors, together with the effects of product mix and pricing, make it difficult to precisely predict future levels of sales and profitability. In this environment the Company, its stocking representatives and distributors may have to carry higher levels of inventory to service anticipated customer demand.

   International sales represented 75%, 76%, and 70% of net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. On a dollar basis, international sales decreased 5% to $187.2 million for the year ended December 31, 2005 from $196.9 million for the comparable period in 2004. These decreases resulted primarily from decreased shipments of high speed communications products primarily in Asia and to a lesser extent Europe.

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

   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin increased to 53% for the year ended December 31, 2005 from 48% for the year ended December 31, 2004. The increase in gross margin resulted primarily from a greater sales mix of higher margin products combined with decreased depreciation, decreased wafer fabrication costs and decreased external assembly and test costs. In addition, gross profit for the year ended December 31, 2004 includes the reversal of $1.1 million of accrued payroll tax liabilities, recorded in the second quarter of 2004, associated with the conclusion of a tax audit (see Note 8 of Notes to Consolidated Financial Statements). Depreciation and amortization (excluding amortization of deferred stock compensation) as a percent of sales declined to 8% for the year ended December 31, 2005 from 10% for the same period in 2004

   For the year ended December 31, 2004, the Company's gross margin increased to 48% from 40% for the year ended December 31, 2003. The increase in gross margin resulted primarily from a greater sales mix of higher margin products,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

decreased wafer fabrication costs, and decreased external assembly and test costs. During the year ended December 31, 2004, the Company reduced sales of low margin foundry products and increased sales of higher margin analog and high speed communications standard products as compared to the same periods in 2003. In addition, during 2004, the Company benefited from decreased wafer fabrication costs resulting from the Company's wafer fabrication consolidation effort (see Note 13 of Notes to Consolidated Financial Statements) and lower costs for external assembly and test manufacturing services. The Company's gross profit margin has also benefited from spreading fixed costs over a higher sales volume. In addition, gross profit for the year ended December 31, 2004 includes the reversal of $1.1 million of accrued payroll tax liabilities, recorded in the second quarter of 2004, associated with the conclusion of a tax audit (see Note 8 of Notes to Consolidated Financial Statements). Depreciation and amortization (excluding amortization of deferred stock compensation) as a percent of sales declined to 10% for the year ended December 31, 2004 from 14% for the same period in 2003.

   Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 18% and 16% for the years ended December 31, 2005 and 2004, respectively. On a dollar basis, research and development expenses increased $3.3 million or 8% to $45.1 million for the year ended December 31, 2005 from $41.8 million in 2004. This increase was primarily due to increased prototype fabrication costs combined with increased staffing costs, which was partially offset by decreased depreciation costs. In addition, 2004 included a benefit of $1.7 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit (see Note 8 of Notes to Consolidated Financial Statements). The Company believes that the development and introduction of new products is critical to its future success and expects to continue significant investment in research and development activities in the future.

   For the years ended December 31, 2004 and 2003, research and development expenses as a percentage of net revenues represented 16% and 22%, respectively. On a dollar basis, research and development expenses decreased $5.2 million or 11% to $41.8 million for the year ended December 31, 2004 from $47.0 million in 2003. This decrease was primarily due to decreased prototype fabrication costs and the reversal of $1.7 million of accrued payroll tax liabilities in the second quarter of 2004, associated with the conclusion of a tax audit (see Note 8 of Notes to Consolidated Financial Statements).

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 18% and 15% for the years ended December 31, 2005 and 2004, respectively. On a dollar basis, selling, general and administrative expenses increased $8.4 million or 23% to $45.7 million for the year ended December 31, 2005 from $37.3 million for the comparable period in 2004. The increase was principally attributable to increased outside legal costs, primarily associated with litigation activity, combined with increased staffing costs. In addition, 2004 included a benefit of $1.1 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit. (see Note 8 of Notes to Consolidated Financial Statements).

   For the years ended December 31, 2004 and 2003, as a percentage of net revenues, selling, general and administrative expenses represented 15% and 14%, respectively. On a dollar basis, selling, general and administrative expenses increased $8.3 million or 29% to $37.3 million for the year ended December 31, 2004 from $29.0 million for the comparable period in 2003. The increase was principally attributable to increased commissions related to higher revenues, increased staffing costs and profit sharing accruals, increased accounting and auditing fees associated with implementation of the requirements of Section 404 of the Sarbanes-Oxley Act and increased outside legal costs which were partially offset by the reversal of $1.1 million of accrued payroll tax liabilities in the second quarter of 2004, associated with the conclusion of a tax audit (see Note 8 of Notes to Consolidated Financial Statements).

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

   For the year ended December 31, 2005, total amortization of deferred stock compensation was $770,000 compared to $2.5 million in 2004. This decrease resulted primarily from prior year additions becoming fully amortized.

   In December 2004, the Financial Accounting Standards Board ("FASB" or the "Board") issued Statement of Accounting Standards ("SFAS") No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards on the grant date. The Company was required to adopt SFAS No. 123R effective January 1, 2006. The Company currently estimates that the adoption of SFAS 123R will result in additional amortization of stock based compensation expense and a reduction of operating income for 2006 of approximately $10 million to $15 million. However, the actual impact to net income of adopting SFAS 123R in 2006 could differ from this estimate depending upon the number and timing of options granted during 2006, as well as their vesting period and vesting criteria, and the tax effect on stock compensation expense due to the timing and quantity of incentive stock options exercised. (for more discussion of SFAS No. 123R see the caption "New Accounting Standards" included in Note 1 of Notes to Consolidated Financial Statements).

   Purchased in-process technology. In 2004, Micrel acquired 100% of the outstanding common stock and options to purchase common stock of BlueChip, in a cash-for-stock transaction. Micrel paid approximately $2 million in cash and incurred approximately $300,000 in direct acquisition costs for the outstanding BlueChip securities and options. The fair value of the acquired assets exceeded the purchase price by $1.3 million. The Company deferred $1.0 million of this excess amount as potential contingent consideration of $1.0 million was payable, under the terms of the agreement, if certain revenue and gross profit targets were met by the BlueChip operations during calendar year 2004. As of December 31, 2004, it was determined that the additional contingent consideration of $1.0 million, which was initially recorded in the first quarter of 2004, would not be payable as certain revenue and gross profit targets were not achieved by the BlueChip operation. As a result, the additional contingent consideration was reversed in the fourth quarter of 2004 and the purchase cost allocation was adjusted accordingly (See Note 2 of Notes to Consolidated Financial Statements).

   The purchase cost allocation, as adjusted for the final determination of the contingent consideration, resulted in $1.7 million of the purchase cost allocated to intangible assets. Of that amount, $303,000 was expensed during the year ended December 31, 2004 to purchased in-process technology, which had not reached technological feasibility and had no alternative future. The remaining intangible assets of $1.4 million, consisting of $1.1 million in existing technology and $282,000 in customer relationships, are included in intangible assets in the accompanying consolidated balance sheets and are being amortized on a straight line basis over their useful lives of three to five years.

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

   During 2004, the Company paid $1.7 million in restructuring costs that reduced the previous restructuring accrual. The Company also increased its accrued restructuring expenses for contractual building lease costs by $584,000 to eliminate remaining estimated future sub-lease income as efforts to sub-lease the facility had been unsuccessful and the estimated probability of future sub-lease was reduced to less than probable.

   During 2005, the Company paid $1.2 million in restructuring costs that reduced the previous restructuring accrual. As of December 31, 2005, the remaining restructuring accrual was $1.8 million (see Note 13 of Notes to Consolidated Financial Statements) and is classified as other current liabilities. Actual future costs may be different than these estimates and would require an adjustment to restructuring expense in the period such determination is made.

   Litigation Accrual. On July 22, 2005, a jury ruled against Micrel in its suit against TRW Automotive and for TRW automotive in its counter suit against Micrel. The suits were related to a contract dispute between the two companies. As a result of the jury's verdict, Micrel accrued $9.3 million in litigation expense in the second quarter 2005 financial statements (see Note 11 of Notes to Consolidated Financial Statements).

   Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes. Other income, net increased by $2.5 million to $4.2 million in 2005 from $1.7 million in 2004. The increase was primarily due to an increase in the average interest rate earned on investment of cash and short term investment balances.

   For the year ended December 31, 2004 other income, net increased by $1.1 million to $1.7 million in 2004 from $619,000 in 2003. The increase was primarily due to increased interest income rate of returns on increased cash and investment balances and decreased interest expense resulting from a decrease in average debt as compared to the prior year.

   Provision for Income Taxes. For the year ended December 31, 2005, the provision for income taxes was $11.9 million or 32% of income before taxes. The 2005 provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of federal research and development credits, federal qualified production activities credits, state income taxes and state research and development credits. For the year ended December 31, 2004, the provision for income taxes was $11.2 million or 26% of income before taxes. The income tax provision for 2004 is based on the Company's estimated annual statutory tax rate of 35% of pretax income, reduced by a $3.8 million reversal of accrued income tax liabilities in the second quarter of 2004, as a result of the completion of a federal income tax audit (see Note 8 of Notes to Consolidated Financial Statements). The 2004 provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of federal export tax credits, state income taxes and state research and development credits.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2005, consisted of cash and short-term investments of $136.6 million and a $6.0 million revolving line of credit from a commercial bank under which the Company could borrow $5.1 million (see Note 6 of Notes to Consolidated Financial Statements).

   Associated with the acquisition of BlueChip, the Company has $147,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.

   For the year ended December 31, 2005, cash flows provided by operating activities of $57.7 million were primarily attributable to net income after adding back non-cash activities of $41.6 million combined with a $5.3 million decrease in inventories, a $4.3 million increase in accounts payable, a $7.3 million increase in other accrued liabilities and a $2.1 million increase in accrued compensation, which were partially offset by a $3.5 million increase in accounts receivables.

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

   For the year ended December 31, 2005, the Company used cash of $14.3 million in investing activities comprised of $14.4 million in purchases of property, plant and equipment, which was partially offset by net proceeds of $115,000 from the sale of short-term investments.

   For the year ended December 31, 2004, the Company used cash of $68.6 million in investing activities comprised of net $48.5 million in net investment purchases, $ 16.9 million in purchases of property, plant and equipment, $2.0 million used for the purchase of BlueChip and $1.0 for the purchase of intangible assets.

   Cash used by financing activities during the year ended December 31, 2005 of $56.6 million was the result of $63.4 million used to repurchase 6,065,300 shares of common stock which was partially offset by proceeds from the issuance of common stock through employee stock transactions of $6.9 million.

   Cash used by financing activities during the year ended December 31, 2004 of $36.6 million was the result of $39.4 million used to repurchase 3,538,000 shares of common stock combined with $4.0 million in repayments of long-term debt, which was partially offset by proceeds from the issuance of common stock through employee stock transactions of $6.8 million.

   The Company currently intends to spend approximately $18 million to $25 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $75.0 million of its common stock through December 31, 2006. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for 2006. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, and future debt or equity financings as required.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recently Issued Accounting Standards

   Please refer to the caption "New Accounting Standards" within Note 1 of Notes to Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.


Contractual Obligations and Commitments

   As of December 31, 2005, the Company had the following contractual obligations and commitments (in thousands):

                                           Payments Due By Period
                               ------------------------------------------------
                                        Less than    1-3       4-5      After 5
                                Total     1 Year    Years     Years      Years
                               --------  --------  --------  --------  --------
Long-term debt (see Note 6
 of Notes to Consolidated
 Financial Statements)         $    147  $    147  $     -   $     -   $     -
Operating leases (see Note 9
 of Notes to Consolidated
 Financial Statements)            8,886     3,160     2,928     2,412       386
Accrued litigation liability
 (see Note 11 of Notes to
 Consolidated Financial
 Statements)                      9,282     9,282        -         -         -
Open purchase orders             19,500    19,500        -         -         -
                               --------  --------  --------  --------  --------
Total                          $ 37,815  $ 32,089  $  2,928  $  2,412  $    386
                               ========  ========  ========  ========  ========

   Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

   Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at December 31, 2005 and there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

   The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 2005, the Company held $48.4 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified as long-term. The short-term investments held at December 31, 2005 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2005, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At December 31, 2005, the Company held an insignificant amount of fixed-rate long-term debt subject to interest rate risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements and supplementary data are set forth on pages 38 through 68, which follow Item 15.


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

   Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

Management's Report on Internal Control Over Financial Reporting

   The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in the report entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in "Internal Control - Integrated Framework," management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

   There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

   None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information concerning the directors and officers of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 2006 Annual Meeting of Shareholders under the captions "Election of Directors" and "Certain Information with Respect to Executive Officers," respectively, and is incorporated herein by reference.

   The Company has an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and "audit committee financial experts" is incorporated by reference from the Company's Proxy Statement to be filed in connection with the Company's 2006 Annual Meeting of Shareholders under the caption, "Committees and Meetings of the Board of Directors."

   The information concerning compliance with Section 16(a) of the Exchange Act is included in the Company's Proxy Statement to be filed in connection with the Company's 2006 Annual Meeting of Shareholders under the caption "Section 16(A) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

   The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's code of ethics has been filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and is incorporated herein by reference. The Company's code of ethics can also be viewed at www.micrel.com.



ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this item is included under the captions "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 2006 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED SHAREHOLDER MATTERS

   The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement to be filed in connection with the Company's 2006 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

   The information required by this item is included under the caption "Independent Registered Public Accounting Firm" in the Company's Proxy Statement to be filed in connection with the Company's 2006 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   The following documents are filed as part of this Report:
   (a)  1.  Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Report on the pages indicated:
                                                                           Page
                                                                           ----

             Report of Independent Registered Public Accounting Firm        38
             Consolidated Balance Sheets as of December 31, 2005 and 2004 40 Consolidated Statements of Operations for the Years Ended
              December 31, 2005, 2004 and 2003                              41
             Consolidated Statements of Shareholders' Equity and
              Comprehensive Income for the Years Ended
              December 31, 2005, 2004 and 2003                              42
             Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2005, 2004 and 2003                              43
             Notes to Consolidated Financial Statements                     44
             Supplemental Quarterly Financial Summery                       67


        2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2005, 2004 and 2003, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Micrel, Incorporated:

We have completed integrated audits of Micrel, Incorporated's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.


Consolidated financial statements and financial statement schedule
------------------------------------------------------------------
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Micrel, Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------
Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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



PricewaterhouseCoopers LLP
San Jose, California
March 6, 2006

                             MICREL, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2005 AND 2004
                     (In thousands, except share amounts)
______________________________________________________________________________

                                                           2005        2004
                                                        ---------   ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $  88,130   $ 101,282

  Short-term investments                                   48,433      46,503
  Accounts receivable, less allowances:
   2005, $4,144; 2004, $3,978                              35,524      32,055
  Inventories                                              30,419      35,744
  Prepaid expenses and other                                1,919       2,488
  Deferred income taxes                                    22,134      15,962
                                                        ---------   ---------
    Total current assets                                  226,559     234,034

LONG-TERM INVESTMENTS                                          -        2,012
PROPERTY, PLANT AND EQUIPMENT, NET                         77,554      81,605
INTANGIBLE ASSETS, NET                                      4,752       6,375
DEFERRED INCOME TAXES                                      10,264       9,663
OTHER ASSETS                                                  411         457
                                                        ---------   ---------
TOTAL                                                   $ 319,540   $ 334,146
                                                        =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $  20,552   $  16,275
  Accrued compensation                                      6,951       4,899
  Accrued commissions                                       1,480       1,292
  Income taxes payable                                      4,939       4,960
  Other accrued liabilities                                13,241       5,974
  Deferred income on shipments to distributors             14,069      13,648
  Current portion of long-term debt                           147         164
                                                        ---------   ---------
    Total current liabilities                              61,379      47,212

LONG-TERM DEBT                                                 -           83
OTHER LONG-TERM OBLIGATIONS                                    -        1,389
DEFERRED RENT                                                 475         575

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                                -           -
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2005 - 84,646,680; 2004 - 89,825,994                    73,848     127,264
  Deferred stock compensation                                (294)     (1,118)
  Accumulated other comprehensive loss                        (52)        (85)
  Retained earnings                                       184,184     158,826
                                                        ---------   ---------
    Total shareholders' equity                            257,686     284,887

                                                        ---------   ---------
TOTAL                                                   $ 319,540   $ 334,146
                                                        =========   =========

The accompanying notes are an integral part of these consolidated financial statements

                             MICREL, INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                   (In thousands, except per share amounts)
______________________________________________________________________________

                                                 2005       2004       2003
                                              ---------  ---------  ---------

NET REVENUES                                  $ 250,356  $ 257,551  $ 211,726
COST OF REVENUES*                               116,564    134,854    128,007
                                              ---------  ---------  ---------
GROSS PROFIT                                    133,792    122,697     83,719

OPERATING EXPENSES:
  Research and development                       45,070     41,750     46,953
  Selling, general and administrative            45,709     37,327     28,987
  Amortization of deferred stock compensation*      611      1,986      3,034
  Purchased in-process technology                    -         303         -
  Restructuring expense                              -         584        286
  Manufacturing facility impairment                  -          -        (624)
  Litigation accrual                              9,282         -          -
                                              ---------  ---------  ---------
    Total operating expenses                    100,672     81,950     78,636
                                              ---------  ---------  ---------
INCOME FROM OPERATIONS                           33,120     40,747      5,083
OTHER INCOME (EXPENSE):
  Interest income                                 4,513      2,167      1,337
  Interest expense                                 (345)      (313)      (660)
  Other income (expense), net                        12       (142)       (58)
                                              ---------  ---------  ---------
    Total other income, net                       4,180      1,712        619
                                              ---------  ---------  ---------
INCOME BEFORE INCOME TAXES                       37,300     42,459      5,702
PROVISION FOR INCOME TAXES                       11,942     11,206        855
                                              ---------  ---------  ---------
NET INCOME                                    $  25,358  $  31,253  $   4,847
                                              =========  =========  =========
NET INCOME PER SHARE:
  Basic                                       $    0.29  $    0.34  $    0.05
                                              =========  =========  =========
  Diluted                                     $    0.29  $    0.34  $    0.05

                                              =========  =========  =========
WEIGHTED-AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                                          87,055     91,498     92,215
                                              =========  =========  =========
  Diluted                                        87,971     93,083     93,786
                                              =========  =========  =========

*Amortization of deferred stock compensation:
  Included in cost of revenues                $     159  $     535  $   1,104
                                              =========  =========  =========
  Amortization of deferred stock compensation
   included in operating expenses related to:
    Research and development                  $     161  $     723  $   1,604
    Selling, general and administrative             450      1,263      1,430
                                              ---------  ---------  ---------
      Total operating expenses                $     611  $   1,986  $   3,034
                                              =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements

                                                                MICREL, INCORPORATED
                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              AND COMPREHENSIVE INCOME
                                                    YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                        (In thousands, except share amounts)
_________________________________________________________________________________________________________________________________
                                                                                Accumulated                              Compre-
                                                 Common Stock      Deferred        Other                     Total       hensive
                                          ---------------------      Stock     Comprehensive   Retained  Shareholders'    Income
                                             Shares     Amount   Compensation  Income(Loss)    Earnings     Equity        (Loss)
                                          -----------  --------  ------------  -------------  ---------  -------------  ---------
Balances, December 31, 2002                92,006,571   160,889       (9,971)          (25)     122,726       273,619
Net income                                         -         -            -             -         4,847         4,847   $   4,847
                                                                                                                        ---------
Comprehensive income                                                                                                    $   4,847
                                                                                                                        =========
Deferred stock compensation, net                   -     (1,879)       6,017            -            -          4,138
Repurchase of common stock                   (492,450)   (6,493)          -             -            -         (6,493)
Employee stock transactions                 1,008,392     7,541           -             -            -          7,541
Tax effect of employee stock transactions          -        (43)          -             -            -            (43)
                                          -----------  --------     --------      --------     --------      --------
Balances, December 31, 2003                92,522,513   160,015       (3,954)          (25)     127,573       283,609
Net income                                         -         -            -             -        31,253        31,253   $  31,253
Other comprehensive loss, Change in net
 unrealized losses from investments                                                    (60)                       (60)        (60)
                                                                                                                        ---------
Comprehensive income                                                                                                    $  31,193
                                                                                                                        =========
Deferred stock compensation, net                   -       (315)       2,836            -            -          2,521
Repurchase of common stock                 (3,538,000)  (39,388)          -             -            -        (39,388)
Employee stock transactions                   841,481     6,779           -             -            -          6,779
Tax effect of employee stock transactions          -        173           -             -            -            173
                                          -----------  --------     --------      --------     --------      --------
Balances, December 31, 2004                89,825,994   127,264       (1,118)          (85)     158,826       284,887
Net income                                         -         -            -             -        25,358        25,358   $  25,358
Other comprehensive loss, Change in net
 unrealized losses from investments                                                     33                         33          33
                                                                                                                        ---------
Comprehensive income                                                                                                    $  25,391
                                                                                                                        =========
Deferred stock compensation, net                   -        (54)         824            -            -            770
Repurchase of common stock                 (6,065,300)  (63,399)          -             -            -        (63,399)
Employee stock transactions                   885,986     6,949           -             -            -          6,949
Tax effect of employee stock transactions          -      3,088           -             -            -          3,088
                                          -----------  --------     --------      --------     --------      --------
Balances, December 31, 2005                84,646,680  $ 73,848     $   (294)     $    (52)    $184,184      $257,686
                                          ===========  ========     ========      ========     ========      ========

The accompanying notes are an integral part of these consolidated financial statements

                                    MICREL, INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                (In thousands)
______________________________________________________________________________

                                                  2005       2004       2003
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  25,358  $  31,253  $   4,847
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                 19,952     24,828     28,649
    Stock based compensation                         770      2,521      4,138
    Purchased in-process technology                   -         303         -
    Manufacturing facility impairment                 -          -        (624)
    Loss on disposal of assets                       140        283         56
    Deferred rent                                   (100)       (14)        22
    Deferred income taxes                         (6,773)    11,592      3,657
    Changes in operating assets and liabilities,
     net of effects of acquisition:
      Accounts receivable                         (3,469)     1,703     (3,507)
      Inventories                                  5,325     (4,456)     8,423
      Prepaid expenses and other assets              615       (156)       418
      Accounts payable                             4,277      2,967       (129)
      Accrued compensation                         2,052       (388)      (163)
      Accrued commissions                            188        (10)       357
      Income taxes payable                         3,067     (2,494)     4,178
      Other accrued liabilities                    7,267         18      1,313
      Other non-current accrued liabilities       (1,389)    (2,921)    (3,377)
      Deferred income on shipments
       to distributors                               421      1,376      2,440
                                               ---------  ---------  ---------
      Net cash provided by operating activities   57,701     66,405     50,698
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment     (14,418)   (16,917)   (21,139)
  Purchase of intangible assets                       -      (1,030)        -
  Purchases of investments                       (74,620)   (57,575)        -
  Proceeds from sales and maturities
   of investments                                 74,735      9,000         -
  Purchase of BlueChip Communications, net
   of cash acquired                                   -      (2,033)        -
                                               ---------  ---------  ---------
      Net cash used in investing activities      (14,303)   (68,555)   (21,139)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                      (100)    (4,018)    (7,911)
  Proceeds from the issuance of common stock       6,949      6,779      7,541
  Repurchase of common stock                     (63,399)   (39,388)    (6,493)
                                               ---------  ---------  ---------
      Net cash used in financing activities      (56,550)   (36,627)    (6,863)
                                               ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                (13,152)   (38,777)    22,696
CASH AND CASH EQUIVALENTS - Beginning of year    101,282    140,059    117,363
                                               ---------  ---------  ---------
CASH AND CASH EQUIVALENTS - End of year        $  88,130  $ 101,282  $ 140,059
                                               =========  =========  =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                     $    345  $     313  $     660
                                               =========  =========  =========
   Income taxes                                 $ 15,952  $   2,184  $     661
                                               =========  =========  =========
  Non-cash transactions:
   Deferred stock compensation reversal        $     (55) $    (315) $  (1,879)
                                               =========  =========  =========


The accompanying notes are an integral part of these consolidated financial statements

                              MICREL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2005, 2004 and 2003

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on the Company's results of operations or changes in stockholders' equity.

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

A summary of investments at December 31, 2005 is as follows (in thousands):

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding     Holding
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------
Short-term investments           $  48,485   $  48,433   $     -      $      52

As of December 31, 2005, all maturities of debt securities are less than one year.

Certain Significant Risks and Uncertainties - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, bank certificates of deposit, money market funds and auction rate securities and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2005, three customers accounted for 18%, 15% and 15% of total accounts receivable. At December 31, 2004, two customers accounted for 18% and 15% of total accounts receivable. For the year ended December 31, 2005 three customers, an Asian based original equipment manufacturer, an Asian based stocking representative and a worldwide distributor, accounted for 14%, 12% and 12%, respectively, of the Company's net revenues. For the year ended December 31, 2004 the same three customers, an Asian based original equipment manufacturer, a worldwide distributor and an Asian based stocking representative, accounted for 13%, 12% and 12%, respectively, of the Company's net revenues. For the year ended
December 31, 2003 two customers, a worldwide distributor and an Asian based stocking representative, each accounted for 13% of the Company's net revenues.

Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for the Company's Ethernet products is currently dependent upon two large third-party wafer foundry suppliers. Although the Company seeks to reduce its dependence on limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have an adverse effect on the Company's financial condition, results of operations, or cash flows.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations, or cash flows: changes in the overall demand for products offered by the Company; competitive pressures in the form of new products or price reductions on current products; advances and trends in new technologies and industry standards; changes in product mix; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patents (see Note 11), product, regulatory or other factors; risks associated with the ability to obtain necessary components; risks associated with the Company's ability to attract and retain employees necessary to support its growth.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

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

Intangible Assets - In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed at least annually for impairment. The Company has no goodwill. The Company applies the provisions of SFAS No. 144 in evaluating whether any impairment indicators exist for intangible assets and has determined that its intangible assets were not impaired at December 31, 2005 and 2004. Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. No changes were made to the useful lives of amortizable intangible assets or the classification of intangible assets to goodwill in connection with the adoption of SFAS No. 142. Components of intangible assets were as follows (in thousands):

                                   As of December 31, 2005            As of December 31, 2004
                              --------------------------------    -------------------------------
                                Gross                    Net       Gross                   Gross
                              Carrying   Accumulated  Carrying   Carrying  Accumulated   Carrying
                               Amount   Amortization   Amount     Amount   Amortization   Amount
                              --------  ------------  --------   --------  ------------  --------
Developed and core technology $  8,718     $  7,626   $  1,092   $  8,718    $  7,209    $  1,509
Patents and tradename            8,717        5,084      3,633      8,717       4,009       4,708
Customer relationships           1,455        1,428         27      1,455       1,297         158
                              --------     --------   --------   --------    --------    --------
                              $ 18,890     $ 14,138   $  4,752   $ 18,890    $ 12,515    $  6,375
                              ========     ========   ========   ========    ========    ========

Total intangible amortization expense for the year ended December 31, 2005 was $1.6 million, for the year ended December 31, 2004 was $1.8 million and for the year ended December 31, 2003 was $2.6 million. Estimated future intangible amortization expense for intangible assets as of December 31, 2005, is expected to be approximately $1.6 million in 2006,

$1.5 million in 2007 and 2008 and $122,000 in 2009.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

Impairment of Long-Lived Assets - Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically assesses whether long-lived assets, including identifiable intangible assets, have been impaired. An asset is initially evaluated for impairment if its estimated future undiscounted cash flows are less than the carrying value recorded on the Company's balance sheet. If a shortfall exists, any impairment is measured based on the difference between the fair value and the carrying value of the long-lived asset. The Company's estimate of fair value is based on either fair market value information, if available or based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

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

Sales to OEM customers and Asian based stocking representatives are recognized upon shipment. The Company does not grant return rights, price protection or pricing adjustments to OEM customers. The Company offers limited contractual stock rotation rights to stocking representatives. In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain stocking representatives on an exception basis. At the time of shipment to OEMs and stocking representatives, an allowance for returns and price adjustments is established based upon historical return rates and estimated price protection rates.

The Company's accounts receivables balances represent trade accounts receivables which have been recorded at invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an analysis of specific customer creditworthiness and historical bad debts experience.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

Litigation - An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

Warranty Costs - The Company warrants products against defects for a period of up to 30 days. The majority of Micrel's product warranty claims are settled through the return of defective product and the reshipment of replacement product. Warranty returns are included in Micrel's allowance for returns, which is based on historical return rates. Actual future returns could be different than the returns allowance established. In addition, Micrel accrues a liability for specific warranty costs that are expected to be settled other than through product return and replacement. As of December 31, 2005 accrued warranty expense was $162,000. Future actual warranty costs may be different from the accrued warranty expense.

Research and Development Expenses - Research and development expenses are recognized as incurred and consist primarily of payroll and other headcount related costs and cost of materials associated with the development of new wafer fabrication processes and the definition, design and development of standard products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

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

Advertising Expenses - The Company expenses advertising costs as incurred. Advertising expenses for fiscal 2005, 2004 and 2003 were $1.8 million, $1.6 and $1.0 million respectively.

Income Taxes - Deferred tax assets and liabilities result from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $22.1 million and net long-term deferred tax assets of $10.3 million as of December 31, 2005. The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

Stock-based Awards - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees".

Beginning in 1996, the Company began to follow a practice of granting employee stock options on the date with the lowest closing price within the thirty-day period subsequent to the employee's date of hire (the "Thirty-Day Method"). The Company continued to utilize this method generally but not uniformly, both for new hires and for replenishment grants to existing employees, until December 20, 2001. At that time, the Company determined that options granted using the Thirty-Day Method were compensatory under APB No 25, and discontinued use of the Thirty-Day Method thereafter. For financial reporting purposes, per APB No 25, the measurement date for determining compensation cost in stock option plans is the first date on which are known both (1) the number of shares that an individual is entitled to receive and (2) the option purchase price. Compensation cost is calculated for any difference between the option exercise price and the fair market value on the measurement date. When applying APB 25 to the Thirty-Day Method described above, the measurement date was the thirtieth day following a new-hire's commencement of employment, when the lowest price (the exercise price) within the first thirty days following employment commencement was known. Compensation expense related to options granted under the Thirty-Day Method was calculated based on the price difference between the exercise price and the closing price on the thirtieth day following a new-hire's commencement of employment multiplied by the number of options granted and recognized as expense over the vesting period (generally five years). The Company is continuing to recognize stock compensation expense for amortization of options granted under the Thirty-Day method.

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

Deferred stock compensation expense balances are recorded as a contra-equity amount and amortized as a charge to operating results over the applicable vesting periods. As of December 31, 2005 total unamortized stock compensation related to the Thirty-Day Method and the Kendin Communication acquisition noted above was $294,000. Upon the adoption of SFAS No. 123R (see "New Accounting Standards" below) the unamortized APB 25 stock compensation will be reversed with a corresponding reduction to common stock.

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003


                                                   Years Ended December 31,
                                                 ----------------------------
                                                   2005      2004      2003
                                                 --------  --------  --------
Expected life (months)                              60        60        60
Stock volatility                                   76.9%     84.0%     85.4%
Risk free interest rates                            4.1%      3.4%      2.9%
Dividends during expected terms                    none      none      none

The weighted average fair value of options granted under the stock option plans during 2005, 2004 and 2003 was $6.86, $8.45 and $11.39 per share, respectively.

The Company's calculations for the fair value of stock issued under the employee stock purchase plan were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   Years Ended December 31,
                                                 ----------------------------
                                                   2005      2004      2003
                                                 --------  --------  --------
Expected life (months)                               6         6         6
Stock volatility                                   76.9%     84.0%     85.4%
Risk free interest rates                            3.6%      1.8%      1.0%
Dividends during expected terms                    none      none      none

The weighted average fair value of stock issued under the employee stock purchase plan during 2005, 2004 and 2003 was $4.02, $4.90 and $3.87 per share.

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

                                                   Years Ended December 31,
                                                 ----------------------------
                                                   2005      2004      2003
                                                 --------  --------  --------
Net income as reported                           $ 25,358  $ 31,253  $  4,847
Add:  stock-based employee compensation
 expense included in reported net income,
 net of tax effects                                   474     1,533     2,516
Deduct:  stock-based employee compensation
 expense determined under fair value based
 method, net of tax effects                       (10,181)  (12,608)  (14,282)
                                                 --------  --------  --------
Pro forma net income (loss)                      $ 15,651  $ 20,178  $ (6,919)
                                                 ========  ========  ========
Net income per share as reported:
  Basic                                          $   0.29  $   0.34  $   0.05
                                                 ========  ========  ========
  Diluted                                        $   0.29  $   0.34  $   0.05
                                                 ========  ========  ========
Pro forma net income (loss) per share:
  Basic                                          $   0.18  $   0.22  $  (0.08)
                                                 ========  ========  ========
  Diluted                                        $   0.18  $   0.22  $  (0.08)
                                                 ========  ========  ========

For the years ended December 31, 2004 and 2003, pro forma stock compensation amounts have been revised to reflect the estimated tax effect of various stock option grants. These revisions resulted in a decrease in pro forma net income of $1.5 million in 2004 ($0.02 per diluted share) and an increase in pro forma net loss of $1.4 million ($0.02 per diluted share) in 2003.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

Net Income per Share - Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. Reconciliation of weighted-average shares used in computing earnings per share is as follows (in thousands):

                                                   Years Ended December 31,
                                                 ----------------------------
                                                   2005      2004      2003
                                                 --------  --------  --------
Weighted-average common shares outstanding         87,055    91,498    92,215
Dilutive effect of stock options outstanding,
 using the treasury stock method                      916     1,585     1,571
                                                 --------  --------  --------
Shares used in computing diluted earnings
 per share                                         87,971    93,083    93,786
                                                 ========  ========  ========

For the years ended December 31, 2005, 2004 and 2003, 7.2 million, 4.9 million and 3.9 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they are anti-dilutive.

Fair Value of Financial Instruments - Financial instruments included in the Company's consolidated balance sheets at December 31, 2005 and 2004, consist of cash, cash equivalents, accounts receivable and accounts payable, short-term and long-term investments and long-term debt. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of short-term and long-term investments are based on quoted market prices. The fair value of long-term debt approximates the carrying amount due to the variable interest rate.

New Accounting Standards - In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate as SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". It also makes clear that fixed overhead should be allocated based on "normal capacity" of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which is 2006 for the Company. The Company is currently evaluating the potential impacts, if any, that the adoption of SFAS No. 151 may have on the Company's consolidated financial statements.

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the grant date, in the financial statements. As a result of the SEC's April 2005 deferral of the effective date of SFAS No. 123R, the Company will be required to adopt SFAS No. 123R effective January 1, 2006. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but that the entity restates its financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123. The Company intends to use the modified prospective method for implementing SFAS 123R.

The Company currently utilizes a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model.

The adoption of SFAS 123R will reduce the Company's reported net income and earnings per share. The Company currently estimates that the adoption of SFAS 123R will result in additional amortization of stock based compensation expense and a reduction of operating income for 2006 of approximately $10 million to $15 million. However, the actual impact to net income of adopting SFAS 123R in 2006 could differ from this estimate depending upon the number and timing of options granted during 2006, as well as their vesting period and vesting criteria, and the tax effect on stock compensation expense due to the timing and quantity of incentive stock options exercised . The Company's estimate is based on the expected use of the Black-Scholes option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of the Company's stock price and employee stock option exercise behaviors. As such, the Company's actual stock option expense may differ materially from this estimate.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1)," which replaces the measurement and recognition guidance set forth in the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and codifies certain existing guidance on investment impairment. FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and is effective for reporting periods beginning after December 15, 2005. The Company plans to adopt the provisions of FSP 115-1 beginning on January 1, 2006 and the adoption is not expected to have a material impact on its financial condition or results of operations.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

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

As of December 31, 2004, it was determined that the additional contingent consideration of $1.0 million, which was initially recorded in the first quarter of 2004, would not be payable as certain revenue and gross profit targets were not achieved by the BlueChip operations and accordingly, was reversed in the fourth quarter of 2004. A summary of the purchase price allocation recorded as of the acquisition date, and then as adjusted for the final determination of the contingent consideration is as follows (in thousands):

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
                                                =========         =========

Purchased in-process technology, which had not reached technological feasibility and had no alternative future use, was recorded as a charge to the line item purchased in-process technology in the consolidated statement of operations for the year ended December 31, 2004. In-process technology costs consist of five research and development projects that had not yet reached technological feasibility at the time of acquisition. In addition, the amounts above which have been allocated to existing technology and customer relationships are included in intangible assets in the accompanying consolidated balance sheet. These intangible assets are being amortized over their useful lives of five and three years, respectively. The amounts assigned to existing technology, customer relationships and purchased in-process technology were determined by management, based in part on a valuation by an independent appraisal firm based on management's forecast of future revenues, cost of revenues and

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

operating expenses related to the purchased technologies. The calculation gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions, individual product cycles, and the estimated lives of each of the products underlying the technology.

The Company has not presented supplemental pro-forma results of operations reflecting the impact of the BlueChip acquisition as the effect is not material.

In addition, Micrel has recorded an intangible asset of $800,000 for the license of certain developed technology pursuant to a pre-acquisition development and license agreement which was entered into with BlueChip in 2001. This intangible asset is being amortized to cost of revenues over its estimated useful life of five years.


3.   INVENTORIES

Inventories at December 31 consist of the following (in thousands):

                                                         2005        2004
                                                       --------    --------
Finished goods                                         $ 12,472    $ 15,912
Work in process                                          17,044      18,585
Raw materials                                               903       1,247
                                                       --------    --------
                                                       $ 30,419    $ 35,744
                                                       ========    ========


4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following (in thousands):

                                                         2005        2004
                                                       --------    --------
Manufacturing equipment                                $164,240    $170,364
Land                                                      6,635       6,635
Buildings and improvements                               42,541      41,721
Leasehold  improvements                                     739         662
Office furniture and research equipment                  11,765      12,648
                                                       --------    --------
                                                        225,920     232,030
Accumulated depreciation and amortization              (148,366)   (150,425)
                                                       --------    --------
                                                       $ 77,554    $ 81,605
                                                       ========    ========

Depreciation expense for the years ended December 31, 2005 and 2004 and 2003 was $18.3 million, $23.0 million and $26.0 million, respectively

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

5.   OTHER ACCRUED LIABILITES



Other accrued liabilities at December 31 consist of the following (in thousands):

                                                         2005        2004
                                                       --------    --------
Accrued current liability under patent
 license agreement                                     $     -     $  1,852
Accrued current restructuring expenses                    1,759       2,021
Accrued workers compensation and health insurance         1,343       1,555
Accrued litigation                                        9,282          -
All other current accrued liabilities                       857         546
                                                       --------    --------
                                                       $ 13,241    $  5,974
                                                       ========    ========


6.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at December 31, 2005, and there were $875,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2006. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (7.25% at December 31, 2005), or the bank's revolving offshore rate, which approximates LIBOR (4.54% at December 31, 2005) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 2005.

In September 2002, the Company borrowed $10.7 million through a commercial mortgage financing agreement which was associated with the purchase of its previously leased manufacturing facilities in San Jose, CA. Borrowings under this agreement bear interest, at the Company's election, at the daily floating prime rate, or adjustable monthly LIBOR plus 1.5%. The principal balance of the loan was to be repaid in 59 consecutive monthly installments of $16,890 and one final installment in the amount necessary to pay in full the remaining outstanding principal balance, with no early payment penalty. In December 2003, the Company repaid $7.0 million of the loan. In October 2004, the Company repaid the remaining loan balance of $3.3 million resulting in no balance outstanding at December 31, 2004 and 2005.

Associated with the acquisition of BlueChip Communications, the Company has $147,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.

Long-term debt at December 31 consists of the following (in thousands):

                                                         2005        2004
                                                       --------    --------
Notes payable bearing interest at 9.5%, payable in
 quarterly installments through March 2006.                 147         247
                                                       --------    --------
Total debt                                                  147         247
Current portion                                            (147)       (164)
                                                       --------    --------
Long-term debt                                         $     -     $     83
                                                       ========    ========

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

7.   SHAREHOLDERS' EQUITY

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2005. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

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

In March of 2005 the Board of Directors approved a $75 million share repurchase program for calendar year 2005. The action superceded the Company's previously approved authorization to repurchase Micrel common stock announced on August 30, 2004. The March 2005 repurchase plan terminated on December 31, 2005. The Company repurchased 6,065,300 shares of its common stock for $63.4 million during the year ended December 31, 2005

On November 17, 2005 the Company's Board of Directors adopted a new plan and authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2006 through December 31, 2006.

Stock Option Plans

Under the Company's 2003 Incentive Award Plan, 1994 Stock Option Plan and its 2000 Non-Qualified Stock Incentive Plan (the "Option Plans"), 39,958,672 shares of Common Stock are authorized for issuance to employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last market trading day before the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Qualified Stock Incentive Plan are exercisable in 20% increments with the initial 20% vesting occurring six months after the date of grant and then in annual increments of 20% per year from the date of grant. Options granted under the 2003 Incentive Award Plan and 1994 Stock Option Plan typically become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. At December 31, 2005, 17,174,450 total shares were reserved for future issuance, of which 4,687,447 shares were available for future grants under the Option Plans.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

Option activity under the Option Plans is as follows:

                                                                      Weighted
                                                                       Average
                                                            Number    Exercise
                                                          of Shares     Price
                                                         -----------  ---------
Outstanding, December 31, 2002 (5,625,721 exercisable
 at a weighted average price of $11.25 per share)          9,221,494   $ 12.92
Granted                                                    3,725,003     11.39
Exercised                                                   (738,195)     7.11
Canceled                                                    (690,317)    14.36
                                                         -----------
Outstanding, December 31, 2003 (7,353,219 exercisable
 at a weighted average price of $11.94 per share)         11,517,985     12.72
Granted                                                    1,665,000     12.43
Exercised                                                   (607,989)     7.53
Canceled                                                    (477,913)    15.04
                                                         -----------
Outstanding, December 31, 2004 (8,253,200 exercisable
 at a weighted average price of $12.76 per share)         12,097,083     12.85
Granted                                                    1,840,200     10.62
Exercised                                                   (683,661)     7.38
Canceled                                                    (766,619)    15.62
                                                         -----------
Outstanding, December 31, 2005                            12,487,003   $ 12.65
                                                         ===========

Additional information regarding options outstanding as of December 31, 2005 is as follows:

             Stock Options Outstanding                 Options Exercisable
----------------------------------------------------  ---------------------
                                Weighted
                                 Average    Weighted               Weighted
                                Remaining    Average                Average
    Range of         Number    Contractual  Exercise    Number     Exercise
Exercise Prices   Outstanding  Life(yrs)      Price   Exercisable   Price
----------------  -----------  -----------  --------  -----------  --------
$ 0.47 to $ 7.50    1,320,555       2.8      $ 6.48     1,238,174   $ 6.44
$ 7.51 to $ 9.00    1,002,596       4.1        8.55       748,456     8.52
$ 9.01 to $10.50    2,352,988       6.0        9.59     1,247,166     9.40
$10.51 to $12.00    2,732,947       7.9       10.91     1,577,462    10.77
$12.01 to $13.50    1,566,250       5.6       12.87       911,960    13.11
$13.51 to $15.00      863,780       6.2       13.98       469,980    14.18
$15.01 to $20.00    1,388,110       5.8       17.31       944,680    18.04
$20.01 to $30.00      990,577       4.4       21.91       884,482    21.72
$30.01 to $49.50      269,200       4.5       38.97       268,680    38.95
                   ----------                           ---------
$ 0.47 to $49.50   12,487,003       5.7      $12.65     8,291,040   $13.08
                   ==========                           =========

Employee Stock Purchase Plan

Under the 1994 Employee Stock Purchase Plan, amended and restated as of January 1, 1996, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Shares of Common Stock issued under the Purchase Plan were 202,325 in 2005, 233,492 in 2004 and 270,197 in 2003 at weighted average prices of $9.42, $9.41 and $8.49, respectively. At December 31, 2005, there were 2,278,346 shares of Common Stock issued under the Purchase Plan. The Purchase Plan expired on December 31, 2005.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

8.   INCOME TAXES

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                                 2005       2004       2003
                                              ---------  ---------  ---------
Currently payable (receivable):
  Federal                                     $  19,807  $     (27) $    (904)
  State                                          (1,092)        81     (1,898)
                                              ---------  ---------  ---------
Total currently payable (receivable)             18,715         54     (2,802)
                                              ---------  ---------  ---------

Deferred income taxes:
  Federal                                        (7,452)    10,775      5,780
  State                                             679        377     (2,123)
                                              ---------  ---------  ---------
Total deferred                                   (6,773)    11,152      3,657
                                              ---------  ---------  ---------
Total provision                               $  11,942  $  11,206  $     855
                                              =========  =========  =========

Pre-tax income from non-U.S. jurisdictions was not material in all periods presented.

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

The effects of these accrued tax liability reversals on the below-noted items in the Company's statement of operations for the year ended December 31, 2004 is summarized as follows (in thousands):


                                                          Increase
                                                         (Decrease)
                                                         ---------
Reversal of accrued payroll tax liabilities:
   Cost of revenues                                      $  (1,111)
   Research and development                                 (1,697)
   Selling, general and administrative                      (1,140)
                                                         ---------
   Total reversed in operating expense                      (3,948)
Income tax effect of payroll tax liability reversal          1,382
Reversal of accrued income tax liabilities                  (3,760)
                                                         ---------
Net income                                               $   6,326
                                                         =========

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                                 2005       2004       2003
                                              ---------  ---------  ---------
Statutory federal income tax rate                 35%        35%        35%
Research and development credit                   (2)         -          -
Qualified production activities credit            (1)         -          -
State income taxes (net of federal income
 tax benefit)                                     (1)          1       (21)
Extraterritorial income exclusion                  -          (3)        -
Effects of reversal of accrued income
 tax liabilities                                  (1)         (9)        -
Other                                              2           2         1
                                              ------      ------   -------
Effective tax rate                                32%         26%       15%
                                              ======      ======   =======

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.

Deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                         2005        2004
                                                       --------    --------
Deferred tax assets:
  Accruals and reserves not currently deductible       $ 14,573    $ 11,566
  Deferred income                                         5,670       5,595
  Tax net operating loss and credit carryforwards        20,192      20,181
  Non-qualified stock compensation                        2,442          -
  Capitalized research and development                    1,832       2,749
                                                       --------    --------
Total deferred tax asset                                 44,709      40,091
                                                       --------    --------
Deferred tax liabilities:
  Depreciation                                           (4,562)     (6,480)
  State income taxes                                     (7,749)     (7,986)
                                                       --------    --------
Total deferred tax liability                            (12,311)    (14,466)
                                                       --------    --------
Net deferred tax asset (current and non-current)       $ 32,398    $ 25,625
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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

subject to the Section 382 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.


9.   COMMITMENTS AND CONTINGENCIES

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

Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
   2006                                                 $  3,160
   2007                                                    1,528
   2008                                                    1,400
   2009                                                    1,219
   2010                                                    1,193
Thereafter                                                   386
                                                        --------
                                                        $  8,886
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

Rent expense under operating leases for the years ended December 31, 2005, 2004, and 2003 was (in thousands): $1,443, $1,475 and $2,283, respectively.

Open Purchase Orders

As of December 31, 2005, the Company had approximately $19.5 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company's contractual commitments.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

Letters of Credit

Micrel's borrowing arrangements (see Note 6) include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2005 there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

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

It is not possible to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of Micrel's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Micrel under these agreements have not had a material effect on its business, financial condition, cash flows, or results of operations. Micrel believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations.


10.   PROFIT-SHARING 401(k) PLAN

The Company has a profit-sharing plan and deferred compensation plan (the "Plan"). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $622,000 in contributions for the year ended December 31, 2005 and made $617,000 in contributions to the Plan for the year ended December 31, 2004 and no contributions to the Plan for the year ended December 31, 2003. Participants vest in Company contributions ratably over six years of service.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

11.   LITIGATION

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The case is moving very slowly through the motion and hearing phase. The Court has proposed a preliminary claim construction, upon which the parties have not yet agreed. The Company intends to continue to defend itself against the claims in suit.

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. After many years of motions and appeals, a claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. A bench trial on the merits was commenced on November 30, 2005 and concluded on December 16, 2005. The parties filed post-trial briefs on January 20, 2006 and are awaiting issuance of the Court's ruling.

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counterclaim against Micrel. The outcome of the jury trial was a judgment on July 26, 2005 awarding damages for the benefit of TRW in the amount of $9.3 million. The damages amount was accrued in the Company's second quarter 2005 financial statements. On August 9, 2005, the Company filed a Motion for an order setting aside the jury verdict and the subsequent judgment and granting a new trial on the issue of the Company's breach of contract claim against TRW, which Motion was denied by the Court. On January 13, 2006, the Company filed a notice of its intent to appeal the jury's verdict.

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

Specifically, beginning in 1996, the Company began to follow a practice of granting employee stock options on the date with the lowest closing price within the thirty-day period subsequent to the employee's date of hire (the "Thirty-Day Method"). The Company began this practice after receiving advice from Deloitte that options granted using the Thirty-Day Method would not be compensatory under APB No 25. The Company subsequently determined that options granted using the Thirty-Day Method were compensatory under APB No 25, and discontinued use of the Thirty-Day Method thereafter. As a direct result of Deloitte's actions, Micrel alleges damages including: expenses incurred in the form of payments to various professionals to address the impact on Micrel's financial statements and other effects of the wrongful conduct; loss of cash as well as equity from stock options; additional charges to earnings that Micrel would not incur but for the wrongful advice and the harm to Micrel in both financial and semiconductor markets resulting in loss of overall value of the company as a whole. Deloitte has denied all allegations in the complaint. The complaint seeks compensatory damages, costs of suit and such other relief that the court may deem just and proper. The case is currently in the discovery and pre-trial phase. The parties have stipulated to continuation of initial and subsequent trial dates. No new trial date has been set.

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems ("MPS"), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California (the "Court") alleging two causes of action for infringement by MPS of certain patents owned by Micrel. In the complaint, the Company alleges that MPS has been and is infringing U.S. patent no. 5,517,046 (the "'046 patent") and U.S. patent no. 5,556,796 (the " '796 patent"). Micrel alleges damages attributable to MPS' infringement of the '046 and '796 patents as a direct result of MPS' actions, including treble damages for wanton, deliberate, malicious and willful conduct. Subsequently, on November 29, 2004 the Company filed an amended complaint adding Michael R. Hsing, MPS' President and Chief Executive Officer ("Hsing"), and James C. Moyer, MPS' Chief Design Engineer ("Moyer") as defendants. Hsing and Moyer are both former employees of Micrel. In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint adds causes of action for statutory and common law misappropriation of Micrel's trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California's Unfair Competition Law. The amended complaint seeks compensatory damages, costs of suit and such other relief that the Court may deem proper. On December 16, 2004, MPS filed a Motion to Dismiss the Company's claims for statutory and common law misappropriation of Micrel's trade secrets. On April 8, 2005, the Court granted MPS' Motion to Dismiss with leave to amend the complaint. On May 2, 2005, Micrel filed a second amended complaint for patent infringement, misappropriation of trade secrets, common law misappropriation, breach of confidentiality agreement, and statutory unfair competition. On May 23, 2005, MPS filed a Motion to Dismiss the Company's claims for statutory and common law misappropriation of trade secrets contained in the second amended complaint. A hearing was held on September 30, 2005 on MPS' Motion to Dismiss. On December 9, 2005, the Court issued an order granting MPS' Motion to Dismiss with regard to the statutory and common law misappropriation of trade secrets claims, but denying the Motion with regard to the Company's claims of breach of confidentiality agreements and violation of California Business and Professions Code Section 17200. The case is in the early discovery phase.

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

Net Revenues by Segment (in thousands):           Years Ended December 31,
                                              -------------------------------
                                                 2005       2004       2003
                                              ---------  ---------  ---------
Standard Products                             $ 239,177  $ 246,580  $ 191,134
Custom and Foundry Products                      11,179     10,971     20,592
                                              ---------  ---------  ---------
  Total net revenues                          $ 250,356  $ 257,551  $ 211,726
                                              =========  =========  =========

For the year ended December 31, 2005, the Company recorded revenue from customers throughout the United States; Canada and Mexico (collectively referred to as "Other North American Countries"); the U.K., Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as "Europe"); Korea; Taiwan; Singapore; China; Japan; Hong Kong, Malaysia and other Asian countries (collectively referred to as "Other Asian Countries").

Geographic Information  (in thousands):
                                 2005                  2004             2003
                         -------------------   -------------------   ---------
                                      Long-                 Long-
                         Total Net    Lived    Total Net    Lived    Total Net
                         Revenues*   Assets    Revenues*   Assets    Revenues*
                         ---------  --------   ---------  --------   ---------
United States of America  $ 42,706  $ 72,090    $ 45,489  $ 74,774    $ 48,647
Other North American
 Countries                  20,379        -       15,196        -       15,277
Korea                       63,865        92      62,221        66      42,508
Taiwan                      31,095       107      43,233        57      42,857
Singapore                   23,218        15      24,178        13      17,682
China                       17,171        49      23,827        83       8,081
Hong Kong                   12,515        -        3,332        -           -
Japan                       12,495        41      12,072         2      11,230
Other Asian Countries        2,193     4,948       1,555     6,386       3,416
Europe                      24,719       212      26,448       224      22,028
                         ---------  --------   ---------  --------   ---------
Total                     $250,356  $ 77,554    $257,551  $ 81,605    $211,726
                          ========  ========    ========  ========    ========

* Total revenues are attributed to countries based on "ship to" location of customer.

Long-lived assets consist of property, plant and equipment.


13.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

In September 2002, the Company approved a plan to close its Santa Clara, California wafer fabrication facility to reduce costs and improve operating efficiencies. The Company accrued $5.5 million in restructuring expenses associated with the facility closure which consisted of $1.0 million for equipment disposal costs and $4.5 million in net contractual building lease costs, excluding estimated sublease income, that will provide no future benefit. During July 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, California facilities. During 2004, the Company increased its accrued restructuring expenses for contractual building lease costs by $584,000 to eliminate remaining estimated future sub-lease income as efforts to sub-lease the facility have been unsuccessful to date and the estimated probability of future sub-lease has been reduced to less than probable.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2005, 2004 and 2003

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

A summary of restructuring expense accrual is as follows: ($000)

                                             Contractual
                                  Severance   Facility    Equipment
                                    Costs       Costs      Disposal    Total
                                  ---------  -----------  ---------  ---------
2002   Charges                   $      -     $   4,536   $   1,000  $   5,536
       Uses                             -            -           -          -
                                 ---------    ---------   ---------  ---------
       Balance December 31, 2002        -         4,536       1,000      5,536
2003   Charges                         320          466        (500)       286
       Uses                           (320)        (883)        (89)    (1,292)
                                 ---------    ---------   ---------  ---------
       Balance December 31, 2003        -         4,119         411      4,530
2004   Charges                          -           584          -         584
       Uses                             -        (1,654)        (51)    (1,705)
                                 ---------    ---------   ---------  ---------
       Balance December 31, 2004        -         3,049         360      3,409
2005   Charges                          -            -           -          -
       Uses                             -        (1,650)         -      (1,650)
                                 ---------    ---------   ---------  ---------
       Balance December 31, 2005 $      -     $   1,399   $     360  $   1,759
                                 =========    =========   =========  =========

All of the $1.8 million in accrued restructuring costs has been included within other accrued liabilities as of December 31, 2005. As of December 31, 2004, approximately $2.0 million in accrued restructuring costs was included within other accrued liabilities and $1.4 million within other long-term obligations. These restructuring costs are expected to be paid in cash over the remaining facility lease term, which expires in October 2006. Actual future costs or actual sublease income may be different than the Company's estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

              SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY - UNAUDITED

(in thousands, except per                      Three Months Ended
  share amounts)                       --------------------------------------
                                       Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                         2005     2005(1)    2005      2005
                                       --------  --------  --------  --------
Net revenues                           $ 60,685  $ 62,052  $ 62,472  $ 65,147
Gross profit                           $ 30,376  $ 32,152  $ 33,792  $ 37,472
Net income                             $  6,603  $  1,183  $  7,721  $  9,851
Net income per share:
  Basic                                $   0.07  $   0.01  $   0.09  $   0.12
  Diluted                              $   0.07  $   0.01  $   0.09  $   0.11

Weighted-average shares used in
 computing per share amounts:
  Basic                                  89,102    87,256    86,514    85,619
  Diluted                                89,624    88,097    88,047    86,641


(in thousands, except per                      Three Months Ended
  share amounts)                       --------------------------------------
                                       Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                         2004     2004(2)    2004      2004
                                       --------  --------  --------  --------
Net revenues                           $ 61,261  $ 68,996  $ 67,853  $ 59,441
Gross profit                           $ 27,544  $ 34,378  $ 33,255  $ 27,520
Net income                             $  4,575  $ 14,048  $  7,536  $  5,094
Net income per share:
  Basic                                $   0.05  $   0.15  $   0.08  $   0.06
  Diluted                              $   0.05  $   0.15  $   0.08  $   0.06

Weighted-average shares used in
 computing per share amounts:
  Basic                                  92,518    92,259    91,252    90,007
  Diluted                                95,249    94,074    91,996    91,012

__________
(1) Operating results for the quarter ended June 30, 2005, include pre-tax $9.3 million in accrued litigation expense related to a jury verdict against Micrel in its suit against TRW Automotive and for TRW Automotive in its countersuit against Micrel. (see Note 11 of Notes to Consolidated Financial Statements).
(2) Net income for the quarter ended June 30, 2004 includes $6.3 million in net reversals of accrued income and payroll tax liabilities as a result of the completion of a federal tax audit (see Note 8).

                                                                SCHEDULE II

                                       MICREL, INCORPORATED
                               VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended December 31, 2005, 2004, and 2003
                                     (Amounts in thousands)

                                        Balance at    Allowance   Returns and
                                    Beginning   Additions or     Price      Bad Debt    Balance at
         Description                 of Year    (Reductions)  Adjustments  Write-offs  End of Year
---------------------------------  -----------  ------------  -----------  ----------  -----------
Year Ended December 31, 2005
----------------------------
Allowances for OEM and  stocking
 representative returns and
 price adjustments                   $  2,493     $  4,714      $ (4,542)   $     -      $  2,665
Allowances for unclaimed
 distributor price adjustments(1)       1,254       19,465       (19,479)         -         1,240
Allowances for doubtful accounts          231           11            -           (3)         239
                                     --------     --------      --------    --------     --------
   Total allowances                  $  3,978     $ 24,190      $(24,021)   $     (3)    $  4,144
                                     ========     ========      ========    ========     ========
Year Ended December 31, 2004
----------------------------
Allowances for OEM and stocking
 representative returns and
 price adjustments                   $  1,392     $  6,941      $ (5,840)   $     -      $  2,493
Allowances for unclaimed
 distributor price adjustments(1)       1,264       20,290       (20,300)         -         1,254
Allowances for doubtful accounts          180           51            -           -           231
                                     --------     --------      --------    --------     --------
   Total allowances                  $  2,836     $ 27,282      $(26,140)   $     -      $  3,978
                                     ========     ========      ========    ========     ========
Year Ended December 31, 2003
----------------------------
Allowances for OEM and stocking
 representative returns and
 price adjustments                   $  2,096     $  4,165      $ (4,869)   $     -      $  1,392
Allowances for unclaimed
 distributor price adjustments(1)         788       15,802       (15,326)         -         1,264
Allowances for doubtful accounts          421         (134)           -         (107)         180
                                     --------     --------      --------    --------     --------
   Total allowances                  $  3,305     $ 19,833      $(20,195)   $   (107)    $  2,836
                                     ========     ========      ========    ========     ========

___________
(1) The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received from the distributor and recorded by the Company. This allowance typically represents approximately three to four weeks of unclaimed price adjustments.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 6th day of March, 2006.

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

      Signature                          Title                         Date
      ---------                          -----                         ----

/S/ Raymond D. Zinn          President, Chief Executive Officer   March 6, 2006
---------------------------  and Chairman of the Board of
    Raymond D. Zinn          Directors (Principal Executive
                             Officer)

/S/ Richard D. Crowley       Vice President, Finance and Chief    March 6, 2006
---------------------------  Financial Officer (Principal
    Richard D. Crowley       Financial and Accounting Officer)

/S/ Donald Livingstone       Director                             March 2, 2006
---------------------------
    Donald Livingstone

/S/ George Kelly             Director                             March 2, 2006
---------------------------
    George Kelly

/S/ David W. Conrath         Director                             March 2, 2006
---------------------------
    David W. Conrath

/S/ Michael J. Callahan      Director                             March 2, 2006
---------------------------
    Michael J. Callahan

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

 (13) Incorporated by reference to exhibit 1 filed with the Company's Schedule Proxy Statement on Schedule 14A dated May 9, 2003.

                                                                  Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration

Statements on Form S-3 (No. 333-70876, 333-63620 and 333-37808) and S-8 (No.
333-63618, 33-87222, 33-90396, 333-10167, 333-89223, 333-52136, 333-37832 and
333-105862) of Micrel, Incorporated of our report dated March 6, 2006, relating to the financial statements and financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
San Jose, California
March 6, 2006

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

Date:   March 6, 2006           /S/ Raymond D. Zinn
                                ------------------------------
                                Raymond D. Zinn
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)

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

Date:   March 6, 2006           /S/ Richard D. Crowley
                                ------------------------------
                               Richard D. Crowley
                               Vice President, Finance and
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                                                   Exhibit 32
                                Certifications of
              Chief Executive Officer and Chief Financial Officer
                      Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act Of 2002

       In connection with the Annual Report of Micrel, Incorporated (the "Company") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond D. Zinn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2. That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   March 6, 2006           /S/ Raymond D. Zinn
                                ------------------------------
                                Raymond D. Zinn
                                President, Chief Executive Officer and Director
                               (Principal Executive Officer)

       In connection with the Annual Report of Micrel, Incorporated (the "Company") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard D. Crowley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2. That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   March 6, 2006           /S/ Richard D. Crowley
                                ------------------------------
                                Richard D. Crowley
                                Vice President, Finance and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)