Form 10-Q
period 2006-03-31
MICREL INC
filed 2006-05-09
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31 2006.

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

As of April 28, 2006 there were 83,511,698 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                                                         Page
                                                                         ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
          March 31, 2006 and December 31, 2005                             3

         Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 2006 and 2005                       4

         Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2006 and 2005                       5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       24

Item 4.  Controls and Procedures                                          24

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               25

Item 1A.  Risk Factors                                                    25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     29

Item 6.   Exhibits                                                        29


          Signature                                                       30

ITEM 1.  FINANCIAL STATEMENTS


                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                       March 31,  December 31,
                                                         2006        2005 (1)
                                                      ----------   ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $   99,581   $   88,130
  Restricted cash                                          2,629           --
  Short term investments                                  29,532       48,433
  Accounts receivable, net                                39,980       35,524
  Inventories                                             33,138       30,419
  Prepaid expenses and other                               2,012        1,919
  Deferred income taxes                                   21,598       22,134
                                                      ----------   ----------
    Total current assets                                 228,470      226,559

PROPERTY, PLANT AND EQUIPMENT, NET                        76,993       77,554
DEFERRED INCOME TAXES                                     12,095       10,264
INTANGIBLE ASSETS, NET                                     4,346        4,752
OTHER ASSETS                                                 421          411
                                                      ----------   ----------
TOTAL                                                 $  322,325   $  319,540
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $   18,979   $   20,552
  Income taxes payable                                     9,700        4,939
  Deferred income on shipments to distributors            17,501       14,069
  Other current liabilities                               19,920       21,672
  Current portion of long-term debt                          113          147
                                                      ----------   ----------
    Total current liabilities                             66,213       61,379

OTHER LONG-TERM OBLIGATIONS                                  458          475

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                               --           --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2006 - 83,627,078 shares;
   2005 - 84,646,680 shares                               62,802       73,848
  Deferred stock compensation                                --          (294)
  Accumulated other comprehensive loss                       (33)         (52)
  Retained earnings                                      192,885      184,184
                                                      ----------   ----------
    Total shareholders' equity                           255,654      257,686
                                                      ----------   ----------
TOTAL                                                 $  322,325   $  319,540
                                                      ==========   ==========

 (1) Derived from the audited balance sheet included in the Annual Report on Form 10-K of Micrel, Incorporated for the year ended December 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED


                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
NET REVENUES                                          $   68,151   $   60,685

COST OF REVENUES(1)                                       28,257       30,309
                                                      ----------   ----------
GROSS PROFIT                                              39,894       30,376
                                                      ----------   ----------
OPERATING EXPENSES:
  Research and development(1)                             13,038       11,524
  Selling, general and administrative(1)                  13,411        9,530
                                                      ----------   ----------
    Total operating expenses                              26,449       21,054
                                                      ----------   ----------
INCOME FROM OPERATIONS                                    13,445        9,322
OTHER INCOME, NET                                          1,252          836
                                                      ----------   ----------
INCOME BEFORE INCOME TAXES                                14,697       10,158
PROVISION FOR INCOME TAXES                                 5,996        3,555
                                                      ----------   ----------
NET INCOME                                            $    8,701   $    6,603
                                                      ==========   ==========

NET INCOME PER SHARE:
  Basic                                               $     0.10   $     0.07
                                                      ==========   ==========
  Diluted                                             $     0.10   $     0.07
                                                      ==========   ==========

WEIGHTED AVERAGE SHARES USED IN COMPUTING
 PER SHARE AMOUNTS:
  Basic                                                   84,025       89,102
                                                      ==========   ==========
  Diluted                                                 85,794       89,624
                                                      ==========   ==========

(1) Stock-based compensation expense included in:
     Cost of revenues                                 $      182   $       51
     Research and development                              1,065           64
     Selling, general and administrative                   1,109          186
                                                      ----------   ----------

       Total stock compensation                       $    2,356   $      301
                                                      ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                         Three Months Ended
                                                              March  31,
                                                       -----------------------
                                                          2006         2005
                                                       ----------   ----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                           $    8,701   $    6,603
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                          4,235        5,371
     Stock based compensation                               2,356          301
     Tax benefit on the exercise of employee
      stock options                                           391           --
     Excess tax benefits associated with stock
      compensation                                           (133)          --
     Loss on disposal of assets                                54          102
     Deferred rent                                            (17)         (20)
     Deferred income taxes                                 (1,295)        (349)
     Changes in operating assets and liabilities:
       Accounts receivable                                 (4,456)        (236)
       Inventories                                         (2,371)       2,175
       Prepaid expenses and other assets                     (103)         121
       Accounts payable                                    (1,573)      (2,571)
       Income taxes                                         4,761        1,482
       Other current liabilities                           (1,752)       1,114
       Deferred income on shipments to distributors         3,432         (292)
                                                       ----------   ----------
         Net cash provided by operating activities         12,230       13,801
                                                       ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in restricted cash                                (2,629)          --
  Purchases of property, plant and equipment               (3,322)      (1,929)
  Proceeds from the sale of short-term investments, net    18,920       17,078
                                                       ----------   ----------
         Net cash provided by investing activities         12,969       15,149
                                                       ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                (34)         (50)
  Proceeds from the issuance of common stock, net           1,475          780
  Repurchase of common stock                              (15,322)     (17,148)
  Excess tax benefits associated with
   stock compensation                                         133           --
                                                       ----------   ----------
         Net cash used in financing activities            (13,748)     (16,418)
                                                       ----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  11,451       12,532
CASH AND CASH EQUIVALENTS - Beginning of period            88,130      101,282
                                                       ----------   ----------
CASH AND CASH EQUIVALENTS - End of period              $   99,581   $  113,814
                                                       ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                             $      163   $       49
                                                       ==========   ==========
  Income taxes                                         $    2,143   $    2,468
                                                       ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet data as of December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. This financial data should also be read in conjunction with the Company's critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


Restricted Cash - During the first quarter of 2006, the Company elected to post a surety bond to stay payment of potential damages and interest arising from a judgment awarded to TRW by a jury during 2005 (see Note 7 and Note
11). As collateral for the surety bond, the Company placed $2.6 million in a registered pledge account. The amount pledged is classified as Restricted Cash in the Company's Condensed Consolidated Balance Sheets, and is invested in high quality, short-term investment securities consistent with the Company's cash investment policy. The interest earned on the pledged amount accrues to the benefit of the Company.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

                                                         Three Months Ended
                                                              March  31,
                                                       -----------------------
                                                          2006         2005
                                                       ----------   ----------
Weighted average common shares outstanding                 84,025       89,102
Dilutive effect of stock options outstanding using
 the treasury stock method                                  1,769          522
                                                       ----------   ----------
Shares used in computing diluted net income per share      85,794       89,624
                                                       ==========   ==========

For the three months ended March 31, 2006 and 2005, approximately 4.7 million stock options and 9.5 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate as SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". It also makes clear that fixed overhead should be allocated based on "normal capacity" of the production facilities. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 had no material effect on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the change

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



the cumulative effect of changing to the new accounting principle. This statement does not change the previous guidance for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 had no material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"). The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. The impact of adopting this Standard is discussed in Note 3 below.

In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1)," which replaces the measurement and recognition guidance set forth in the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," and codifies certain existing guidance on investment impairment. FSP 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and is effective for reporting periods beginning after December 15, 2005. The Company adopted the provisions of FSP 115-1 on January 1, 2006 . The adoption of FSP 115-1 had no material effect on the Company's consolidated financial statements.


3.  SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R. Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, compensation cost to be recognized under SFAS No. 123R must consider an estimate of options which will be forfeited. Results for prior periods have not been restated.

Stock Option Plans - Under the Company's 2003 Incentive Award Plan, 1994 Stock Option Plan and its 2000 Non-Qualified Stock Incentive Plan (the "Option Plans"), 39,958,672 shares of Common Stock are authorized for issuance to employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last market trading day before the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Qualified Stock Incentive Plan are exercisable in 20% increments with the initial 20% vesting occurring six months after the date of grant and then in annual increments of 20% per year from the date of grant. Options granted under the 2003 Incentive Award Plan and 1994 Stock Option Plan typically become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

A summary of the Company's stock option plan activities for the three months ended March 31, 2006 is as follows:

                                                         Weighted
                                             Weighted     Average    Aggregate
                                   Number     Average    Remaining   Intrinsic
                                     of      Exercise  Contractual     Value
                                   Shares      Price   Term (years)    ($000)
                                 ----------  --------  ------------  ---------
Outstanding, December 31, 2005   12,487,003   $ 12.65
  Granted                           652,700     14.24
  Exercised                        (182,517)     8.05
  Forfeited or expired              (75,208)    14.00
                                 ----------
Outstanding, March 31, 2006      12,881,978   $ 12.78       5.7       $ 43,155

Exercisable at March 31, 2006     8,419,790   $ 13.15       4.3       $ 29,855
Exercisable and expected to
 vest at March 31, 2006          12,212,650   $ 12.83       5.6       $ 41,160

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the three months ended March 31, 2006 was $8.40 per share. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2006 was $1.0 million. During the three months ended March 31, 2006, the amount of cash received from the exercise of stock options was $1.5 million.

Employee Stock Purchase Plan - Under the 1994 Employee Stock Purchase Plan, amended and restated as of January 1, 1996, (the "Purchase Plan"), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. At December 31, 2005, there were 2,278,346 shares of Common Stock issued under the Purchase Plan. The Purchase Plan expired on December 31, 2005.

Accounting for Stock-based Compensation - Under SFAS No. 123R, stock-based compensation costs for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The

Company has utilized the Black-Scholes option pricing model to determine the fair value for stock option grants. The fair value of stock option grants issued from January 1, 2006 onwards are recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows.

Prior to adopting SFAS No. 123R, the Company accounted for stock option grants under the recognition and measurement provisions of APB 25. Compensation cost related to stock options granted at fair value under those plans were not recognized in the consolidated statements of operations. Compensation cost related to stock options granted below the fair market value on the grant date were recognized in the consolidated statements of operations. In addition, prior to adopting SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.

The fair value of the Company's stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         Three Months Ended
                                                              March  31,
                                                       -----------------------
                                                          2006         2005
                                                       ----------   ----------
Expected term (years)                                      5.8          5
Stock volatility                                          59.5%        81.9%
Risk free interest rates                                   4.8%         4.2%
Dividends during expected terms                           none          none

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Expected term is based on an analysis of historical exercises and the remaining contractual life of options. The calculation of expected term for previous SFAS No. 123 disclosure fair value estimates was based solely on an analysis of historical exercises of stock options. The Company believes that an analysis of historical exercises and remaining contractual life of options provides a better estimate of future exercise patterns.

Stock volatility is based upon a combination of both historical stock price volatility and implied volatility derived from traded options on the Company's stock in the marketplace. The calculation of expected volatility for previous SFAS No. 123 fair value disclosure estimates was based solely on historical stock price volatility. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant.

The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

As part of the requirements of SFAS No. 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The following table shows total stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2006, pursuant to SFAS No. 123R and for the three months ended March 31, 2005 pursuant to APB 25 (in thousands):

                                                         Three Months Ended
                                                              March  31,
                                                       -----------------------
                                                          2006         2005
                                                       ----------   ----------
Cost of revenues                                       $      182   $       51
Research and development                                    1,065           64
Selling, general and administrative                         1,109          186
                                                       ----------   ----------
  Pre-tax stock-based compensation expense                  2,356          301
Less income tax effect                                       (200)        (116)
                                                       ----------   ----------
Net stock-based compensation expense                   $    2,156   $      185
                                                       ==========   ==========

The Company's income before income taxes and net income for the three months ended March 31, 2006 were lower by $2.4 million and $2.2 million, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the same period were each $0.03 lower due to the Company adopting SFAS No. 123R.

Total stock-based compensation cost capitalized as part of inventory for the three months ended March 31, 2006 was $348,000.

At March 31, 2006, there was $18.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.8 years.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Pro Forma Information under SFAS No. 123 for Periods Prior to AFAS123 No. 123R Adoption - As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company's stock option plans and shares issued under the employee stock purchase plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing model using a multiple option valuation approach with forfeitures recognized as they occur (in thousands, except per-share amounts):

                                                      Three Months
                                                         Ended
                                                       March  31,
                                                          2005
                                                       ----------
Net income as reported                                 $    6,603
Add:  stock-based employee compensation expense
 included in reported net income, net of tax effects          185
Deduct:  stock-based employee compensation expense
 determined under fair value based method,
 net of tax effects                                        (2,852)
                                                       ----------
Pro forma net income                                   $    3,936
                                                       ==========
Net income per share as reported:
  Basic                                                $     0.07
                                                       ==========
  Diluted                                              $     0.07
                                                       ==========
Pro forma net income per share:
  Basic                                                $     0.04
                                                       ==========
  Diluted                                              $     0.04
                                                       ==========

For the three months ended March 31, 2005, pro forma stock compensation amounts have been revised to reflect the estimated tax effect of various stock option grants. These revisions resulted in a decrease in pro forma net income of $606,000 ($0.01 per diluted share).

4.  INVESTMENTS

Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at March 31, 2006 is as follows (in thousands):

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding     Holding
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------
   Short-term investments        $  29,570   $  29,532   $     --    $      38

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5.  INVENTORIES

Inventories consist of the following (in thousands):

                                                       March 31,  December 31,
                                                         2006         2005
                                                      ----------   ----------
Finished goods                                        $   13,891   $   12,472
Work in process                                           18,152       17,044
Raw materials                                              1,095          903
                                                      ----------   ----------
                                                      $   33,138   $   30,419
                                                      ==========   ==========


6.  OTHER CURRENT LIABILITES

Other current liabilities consist of the following (in thousands):

                                                       March 31,  December 31,
                                                         2006         2005
                                                      ----------   ----------
Accrued current restructuring expenses                $    1,473   $    1,759
Accrued workers compensation and health insurance          1,327        1,343
Accrued litigation                                         9,282        9,282
Accrued compensation                                       5,184        6,951
Accrued commissions                                        1,638        1,480
All other current accrued liabilities                      1,016          857
                                                      ----------   ----------
  Total other current liabilities                     $   19,920   $   21,672
                                                      ==========   ==========


7.  BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no direct borrowings under the revolving line of credit at March 31, 2006, and there were $875,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2006. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (7.75% at March 31, 2006), or the bank's revolving offshore rate, which approximates LIBOR (5.0% at March 31, 2006) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at March 31, 2006.

On February 23, 2006, the Company posted a surety bond in the amount of $10.5 million in the United States District Court, Northern District of Ohio, to stay payment of potential damages and interest arising from a judgment awarded to TRW by a jury on July 26, 2005 (see Note 11). The Company is currently appealing the verdict. As collateral for the surety bond, the Company placed $2.6 million in a registered pledge account. The amount pledged is classified as Restricted Cash in the Company's Condensed Consolidated Balance Sheet (see Note 1).


Associated with the acquisition of BlueChip Communications, the Company has $113,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.


8.  SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2006, two customers, an Asian based stocking representative and a world wide distributor, accounted for $8.6 million (13%) and $8.3 million (12%) of net revenues, respectively. During the three months ended March 31, 2005, three customers, an Asian based OEM,

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

a world wide distributor and an Asian based stocking representative, accounted for $9.7 million (16%), $7.2 million (12%) and $6.5 million (11%) of net revenues, respectively.

At March 31, 2006, three customers, an Asian based stocking representative and two world wide distributors accounted for 18%, 16% and 13%, respectively, of total accounts receivable. As of December 31, 2005, three customers, an Asian based stocking representative and two world wide distributors accounted for 18%, 15% and 15%, respectively, of total accounts receivable.


9.  COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $8.7 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively.


10.  SEGMENT REPORTING

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


                     Net Revenues by Segment
(dollars in thousands)
                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
Net Revenues:
Standard Products                                     $   65,007   $   58,587
Custom and Foundry Products                                3,144        2,098
                                                      ----------   ----------
  Total net revenues                                  $   68,151   $   60,685
                                                      ==========   ==========
As a Percentage of Total Net Revenues:
Standard Products                                            95%          97%
Custom and Foundry Products                                   5            3
                                                      ----------   ----------
  Total net revenues                                        100%         100%
                                                      ==========   ==========



11.   LITIGATION AND OTHER CONTINGENCIES

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of a number of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. Based on a recent court ruling in another case brought by the Lemelson Foundation against another set of defendants, the Foundation has filed a motion to dismiss with prejudice 14 barcode and machine vision patents asserted in the current case against the Company. Otherwise, the case continues to move very slowly through the motion and hearing phase. The Court has proposed a preliminary claim construction,

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


to which each party has filed objections. The Court has not yet ruled on the parties objections. The Company intends to continue to defend itself against the claims in suit.

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

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counterclaim against Micrel. The outcome of the jury trial was a judgment on July 26, 2005 awarding damages for the benefit of TRW in the amount of $9.3 million. The damages amount was accrued in the Company's second quarter 2005 financial statements. On February 23, 2006, the Company posted a surety bond in the amount of $10.5 million in the United States District Court, Northern District of Ohio, to stay payment of damages and potential interest awarded to TRW (see Notes 1 and 7). The Company is currently appealing the verdict. On August 9, 2005, the Company filed a Motion for an order setting aside the jury verdict and the subsequent judgment and granting a new trial on the issue of the Company's breach of contract claim against TRW, which Motion was denied by the Court. On January 13, 2006, the Company filed a notice of its intent to appeal the jury's verdict. The appeal and response briefs are due to be filed in the next few months.

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

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems ("MPS"), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California (the "Court") alleging two causes of action for infringement by MPS of certain

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


patents owned by Micrel. In the complaint, the Company alleges that MPS has been and is infringing U.S. patent no. 5,517,046 (the "'046 patent") and U.S. patent no. 5,556,796 (the " '796 patent"). Micrel alleges damages attributable to MPS' infringement of the '046 and '796 patents as a direct result of MPS' actions, including treble damages for wanton, deliberate, malicious and willful conduct. Subsequently, on November 29, 2004 the Company filed an amended complaint adding Michael R. Hsing, MPS' President and Chief Executive Officer ("Hsing"), and James C. Moyer, MPS' Chief Design Engineer ("Moyer") as defendants. Hsing and Moyer are both former employees of Micrel. In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint adds causes of action for statutory and common law misappropriation of Micrel's trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California's Unfair Competition Law. The amended complaint seeks compensatory damages, costs of suit and such other relief that the Court may deem proper. On December 16, 2004, MPS filed a Motion to Dismiss the Company's claims for statutory and common law misappropriation of Micrel's trade secrets. On April 8, 2005, the Court granted MPS' Motion to Dismiss with leave to amend the complaint. On May 2, 2005, Micrel filed a second amended complaint for patent infringement, misappropriation of trade secrets, common law misappropriation, breach of confidentiality agreement, and statutory unfair competition. On May 23, 2005, MPS filed a Motion to Dismiss the Company's claims for statutory and common law misappropriation of trade secrets contained in the second amended complaint. A hearing was held on September 30, 2005 on MPS' Motion to Dismiss. On December 9, 2005, the Court issued an order granting MPS' Motion to Dismiss with regard to the statutory and common law misappropriation of trade secrets claims, but denying the Motion with regard to the Company's claims of breach of confidentiality agreements and violation of California Business and Professions Code Section 17200. The case is in the discovery phase.

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

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


12.   STOCK REPURCHASE PROGRAM

On November 17, 2005 the Company's Board of Directors authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2006 through December 31, 2006. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. During the three months ended March 31, 2006, the Company repurchased, 1,202,900 shares of its common stock for $15.3 million.


13.   INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $21.6 million and net long-term deferred tax assets of $12.1 million as of March 31, 2006. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

The income tax provision for the three months ended March 31, 2006 and 2005 is based on the Company's estimated annual effective tax rate of 40.8% and 35% of pretax income, respectively. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate and differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible stock-based expense, state income taxes, state research and development credits, federal qualified production activity deductions.


14.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

                                             Contractual    Other
                                              Facility     Disposal
                                                Costs       Costs      Total
                                             -----------  ---------  ---------
Balance December 31, 2004                     $  3,049    $    360    $  3,409
  2005  Uses                                    (1,650)         --      (1,650)
                                              --------    --------    --------
Balance December 31, 2005                        1,399         360       1,759
  2006  Uses                                      (259)        (27)       (286)
                                              --------    --------    --------
Balance March 31, 2006                        $  1,140    $    333    $  1,473
                                              ========    ========    ========

All of the $1.5 million in accrued restructuring costs has been included within other current liabilities as of March 31, 2006. In February 2006, the company terminated the lease under the terms of the lease agreement due to major vandalism rendering the building unusable. The Lessor has notified the company that it is disputing the termination of the lease. Even though the Company is no longer making payments to the Lessor, the restructuring costs shown above represent the total potential amount owed under the lease prior to termination. Other disposal costs include estimated costs associated with the final closing of the facility.

Actual future costs may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding future revenues and dependence on standard products sales and international sales; statements regarding the levels of international sales; statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; statements regarding current or future acquisitions; and statements regarding the ability to meet anticipated short term and long term cash requirements; and statements regarding the future realization of tax benefits. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2005.

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

   Continued broad based demand, combined with lean channel inventories and short lead times, resulted in higher order rates for the Company in the fourth quarter of 2005. Order strength in the quarter from customers serving the industrial and communications end markets, and from the Company's major distributors, resulted in the second highest quarterly booking level since calendar year 2000. Revenues increased 4% on a sequential basis in the fourth quarter to $65.1 million and were 10% above the revenues in the year ago period. Gross margin increased by 3.4 percentage points to 57.5% from the third to the fourth quarter and was 11.2 percentage points higher than the fourth quarter of 2004 primarily due to a higher mix of sales with higher gross margins, and increased factory utilization. The fourth quarter gross margin was the third highest quarterly gross margin in the Company's history and has returned to levels recorded in the year 2000. This is notable since the revenues and capacity utilization in the fourth quarter of 2005 were approximately one-third lower than comparable peak levels in 2000. Despite an increase in legal expenses associated with an atypically high level of litigation activity, the Company's operating income and operating margin increased on both a sequential and year-over-year basis in the fourth quarter. Although order rates increased in the fourth quarter, customer lead times remained short, averaging three to four weeks.

   In the first quarter of 2006, broad based strength in customer demand, combined with continued lean channel inventories resulted in the highest quarterly booking level for Micrel since calendar year 2000. Orders from customers serving the communications and industrial end markets strengthened in the first quarter. Bookings from Micrel's major sell-through distributors also increased sequentially in the first quarter. Increased end customer demand led these distributors to extend their order backlog with Micrel during the quarter. This resulted in a distributor book-to-bill substantially above one as our distributors attempted to increase their inventories and ensure availability of supply for Q2. Bookings from our direct OEM customers and sell-in stocking representatives also increased on a sequential basis, despite typical seasonal slowness in the handset and personal computing end markets. Revenues increased 5% on a sequential basis to $68.2 million and were 12%
above the revenues of the year-ago period.    The sequential growth in
revenues was primarily the result of increased demand from customers serving the wireline communications end market and higher resales of the Company's products through its distributors. The first quarter strength in sales to the communications and industrial end markets was partially offset by seasonal declines in sales to the wireless handset (primarily in Korea) and computing end markets.

   The Company's gross margin increased for the fifth consecutive quarter. In the first quarter of 2006, the Company recorded the highest quarterly gross margin in its history. The first quarter gross margin of 58.5% exceeded the previous peak gross margins recorded in the year 2000, when revenue levels were substantially higher. The sequential improvement in gross margin was primarily the result of a richer sales mix driven by increased sales of higher margin wireline communications products. Despite an increase of $2.0 million in equity-based compensation as a result of the adoption of SFAS No. 123R, the Company's operating profit increased on both a sequential and year-over-year basis. Operating margin improved to 20% of revenues in the first quarter of 2006 from 19% in the fourth quarter of 2005 and 15% in the year-ago period. The Company's inventory increased on a sequential basis in response to higher demand and in order to provide competitive lead times to our customers. The sequential increase in inventory added approximately one percentage point to first quarter gross margin, about the same as that experienced in the fourth quarter of 2005.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   The Company derives a substantial portion of its net revenues from standard products. For the three month periods ended March 31, 2006 and 2005 the Company's standard products sales accounted for 95% and 97% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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


Critical Accounting Policies and Estimates

   The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see
Note 1 of Notes to Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10 K for the year ended December 31, 2005.

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

   Micrel allows certain distributors, primarily located in North America and Europe, and in certain countries in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue recognition and related cost of sales are deferred, the Company records an accounts receivable and relieves inventory at the time of initial product shipment. As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, where revenue is deferred upon shipment and recognized on a sell-

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


through basis, the Company may offer price adjustments to its distributors to allow the distributor to price the Company's products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received and recorded by the Company.

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

   Share-Based Compensation. Prior to fiscal 2006, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25. Effective January 1, 2006, Micrel adopted the provisions of SFAS No. 123R using the modified-prospective transition method. Under SFAS No. 123R share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations. To determine fair value, the Company uses the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend rate and risk free interest rate. In addition, SFAS No. 123R requires an estimate of expected forfeiture rates of stock grants and stock-based compensation expense is to be only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.

   Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.

   The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of March 31, 2006, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

   Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation (see
Note 11 of Notes to Condensed Consolidated Financial Statements). An estimated liability is accrued when it is determined to be probable that a

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                                        Three Months Ended
                                                             March  31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
Net revenues                                             100.0%       100.0%
Cost of revenues                                          41.5         49.9
                                                         -----        -----
  Gross profit                                            58.5         50.1
                                                         -----        -----
Operating expenses:
  Research and development                                19.1         19.0
  Selling, general and administrative                     19.7         15.7
                                                         -----        -----
    Total operating expenses                              38.8         34.7
                                                         -----        -----
Income from operations                                    19.7         15.4
Other income, net                                          1.9          1.4
                                                         -----        -----
Income before income taxes                                21.6         16.8
Provision for income taxes                                 8.8          5.9
                                                         -----        -----
Net income                                                12.8%        10.9%
                                                         =====        =====

   Net Revenues.  For the three months ended March 31, 2006, net revenues increased 12% to $68.2 million from $60.7 million for the same period in the prior year. This increase was primarily due to increased standard products revenues and to a lesser extent increased custom and foundry revenues.

   Standard products revenues for the three months ended March 31, 2006 increased 11% to $65.0 million from $58.6 million for the same period in the prior year. This increase resulted primarily from increased unit shipments of standard products to the industrial, computer products, networking and high-speed communications end markets.

   Custom and foundry products revenues for the three months ended March 31, 2006 increased 50% to $3.1 million from $2.1 million for the same period in the prior year. This increase resulted primarily from increased unit shipments of custom products to the industrial end market.

   Customer demand for semiconductors can change quickly and unexpectedly. The Company's revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company's lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. The Company averaged approximately 55% to 60% turns fill per quarter during 2005. The first quarter 2006 turns fill rate for OEM and stocking representatives remained in this same range.

   Throughout 2005 customers maintained a focus on inventory control, continuing the trend that began in the second half of 2004. Overall semiconductor industry channel inventories remained near historical low levels throughout 2005. Nevertheless, customers were cautious about committing new orders, relying instead on short lead times and the willingness of semiconductor manufacturers to hold inventory and react quickly to supply their short term needs. As a result, order lead times from the Company's customers stayed relatively short throughout 2005. When demand for the Company's products increased in the third and fourth quarter, order backlog increased and lead times from the Company's customers grew modestly to three to four weeks, from approximately two to three weeks in the first nine months of 2005. In the first quarter of 2006, the order lead time once

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


again increased to approximately five to six weeks as a result of increased demand from the Company's distributors and from customers serving the wireline communications end market. Although higher backlog and slightly longer order lead times provide modestly improved visibility into end demand, the ongoing reliance on turns fill orders and the uncertain growth rate of the world economy make it difficult to predict near term demand. The uncertainty in demand arising from these factors, together with the effects of product mix and pricing, make it difficult to precisely predict future levels of sales and profitability. In this environment the Company, its stocking representatives and distributors may have to carry higher levels of inventory to service anticipated customer demand.

   International sales represented 73% and 76% of net revenues for the three months ended March 31, 2006 and 2005, respectively. On a dollar basis, international sales increased 7% to $49.6 million for the three months ended March 31, 2006 from $46.3 million for the comparable period in 2005. This increase resulted primarily from increased shipments of standard products to the industrial end markets, primarily in Europe.

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

   Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. The Company's results of operations for the three months ended March 31, 2006 were impacted by the recognition of non-cash expense related to the fair value of stock-based compensation awards. During the three months ended March 31, 2006, Micrel recorded $2.4 million in pre-tax stock-based compensation expense, of which $182,000 is included in cost of revenues, $1.1 million is included in research and development expense and $1.1 million is included in sales, general and administrative expense. Total impact of stock-based compensation expense, net of tax, for the three months ended March 31, 2006 was $2.2 million.

   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 58.5% for the three months ended March 31, 2006 from 50.1% for the comparable period in 2005. The increase in gross margin resulted primarily from a greater sales mix of higher margin products combined with decreased depreciation, decreased wafer fabrication costs and decreased external assembly and test costs. Depreciation and amortization as a percent of sales declined to 6% for the three months ended March 31, 2006 from 9% for the same period in 2005. This reduction in depreciation was primarily due to existing equipment becoming fully depreciated, which was partially offset by additional depreciation on new equipment purchases.

   Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 19.1% and 19%, for the three months ended March 31, 2006 and 2005, respectively. On a dollar basis, research and development expenses increased $1.5 million or 13% to $13.0 million for the three months ended March 31, 2006 from $11.5 million for the comparable period in 2005. This increase was primarily due to $1.0 million in increased stock-based compensation costs due to the adoption of SFAS No. 123R (See Note 3 of Notes to Condensed Consolidated Financial Statements) combined with increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 19.7% and 15.7% for the three months ended March 31, 2006 and 2005, respectively. On a dollar basis, selling, general and administrative expenses increased $3.9 million or 41% to $13.4 million for the three months ended March 31, 2006 from $9.5 million for the comparable period in 2005. This increase was primarily due to a $1.1 million increase in outside legal costs, $923,000 in increased stock-based compensation costs due to the adoption of SFAS No. 123R (See Note 3 of Notes to Condensed Consolidated Financial Statements) and increased staffing costs, including salaries, sales commissions and profit sharing accruals.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to accrued litigation liabilities. Other income, net increased $416,000 to $1.3 million for the three months ended March 31, 2006 from $836,000 for the comparable period in 2005. The increase was primarily due to an increase in average interest rates and returns on investment balances.

   Provision for Income Taxes. The income tax provision for the three months ended March 31, 2006 and 2005 is based on the Company's estimated annual effective tax rate of 40.8% and 35% of pretax income, respectively. The income tax provision for such interim periods reflects the Company's estimated annual income tax rate and differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible stock-based expense, state income taxes, state research and development credits, federal qualified production activity deductions.


Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2006, consisted of cash and short-term investments of $129.1 million and a $6 million revolving line of credit from a commercial bank (see Note 7 of Notes to Condensed Consolidated Financial Statements).

   The Company generated $12.2 million in cash flows from operating activities for the three months ended March 31, 2006, primarily attributable to net income of $8.7 million plus additions for non-cash activities of $5.6 million combined with $4.8 million increase in income taxes payable and a $3.4 million increase in deferred income on shipments to distributors, which was partially offset by a $4.5 million increase in accounts receivables, a $2.4 million increase in inventories, a $1.8 million decrease in other current liabilities and a $1.6 million decrease in accounts payables.

   For the three months ended March 31, 2005, the Company generated $13.8 million in cash flows from operating activities, primarily attributable to net income of $6.6 million plus additions for non-cash activities of $5.4 million and a $2.2 million decrease in inventories, which was partially offset by a $2.6 million decrease in accounts payable.

   The Company generated $13.0 million of cash from investing activities during the three months ended March 31, 2006 comprised of $18.9 million in proceeds from the sales of short-term investments which was partially offset by $3.3 million in purchases of property, plant and equipment and $2.6 million increase in restricted cash (see Note 7 of Notes to Condensed Consolidated Financial Statements).

   For the three months ended March 31, 2005, the Company generated $15.1 million of cash from investing activities comprised of $17.0 million in proceeds from the sales of short-term investments which was partially offset by $1.9 million in purchases of property, plant and equipment.

   The Company used $13.7 million of cash in financing activities during the three months ended March 31, 2006 primarily for the repurchase of $15.3 million of the Company's common stock, which was partially offset by $1.5 million in proceeds from employee stock transactions.

   For the three months ended March 31, 2005, the Company used $16.4 million of cash in financing activities primarily for the repurchase of $17.1 million of the Company's common stock, which was partially offset by $780,000 in proceeds from employee stock transactions.

   The Company currently intends to spend approximately $15 million to $20 million to purchase capital equipment and make facility improvements during the remainder of 2006 primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $60 million of its common stock through December 31, 2006. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for 2006. In the longer

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.


Recently Issued Accounting Standards

   Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.


Contractual Obligations and Commitments

   As of March 31, 2006, the Company had the following contractual obligations and commitments (in thousands):



                                           Payments Due By Period
                               ------------------------------------------------
                                        Less than    1-3       4-5      After 5
                                Total     1 Year    Years     Years      Years
                               --------  --------  --------  --------  --------
Long-term debt                 $    113  $    113  $    --   $    --   $    --
Operating leases                  8,065     2,710     2,856     2,403        96
Open purchase orders             20,000    20,000  $    --   $    --   $    --
                               --------  --------  --------  --------  --------
Total                          $ 28,178  $ 22,823  $  2,856  $  2,403  $     96
                               ========  ========  ========  ========  ========

   Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

   Borrowing agreements consisted of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no direct borrowings under the revolving line of credit at March 31, 2006 and there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

   The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At March 31, 2006, the Company held $29.5 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). The short-term investments held at March 31, 2006 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at March 31, 2006, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At March 31, 2006, the Company held an insignificant amount of fixed-rate long-term debt subject to interest rate risk.


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

   As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2006.

   There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information included in Note 11 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in Item 1 of Part I is incorporated herein by reference.


ITEM 1A. RISK FACTORS

Factors That May Affect Operating Results

   If a company's operating results are below the expectations of public market analysts or investors, then the market price of its Common Stock could decline. Many factors that can affect a company's quarterly and annual results are difficult to control or predict. Some of the factors which can affect a multinational semiconductor business such as the Company are described below. Additional factors that may affect the Company and its operating results are contained within the Company's Form 10-K for the year ended December 31, 2005.


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

   An important part of the Company's strategy is to continue to focus on the market for high-speed communications ICs. Over the past three months, the orders and revenues for the Company's high-speed communications products have increased. If the growth in the telecommunications infrastructure and wire line networking markets is not sustainable, resulting in reduced demand for the Company's high bandwidth products, the Company's future revenue growth and profitability could be adversely affected.

   The short lead time environment in the semiconductor industry has allowed many end consumers to rely on stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory. The Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demand of the end customer. Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company's revenues and results of operations.

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

The Statement of Accounting Standards No.123R, "Share-Based Payment" requires the company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As discussed in Note 3 of the Notes to Consolidated Financial Statements, the effect of the adoption of this accounting standard in 2006 has significantly increased stock based compensation expense in the current period and such expense is expected to continue in future periods. The pro forma effect to net income and earnings per share had the company applied the fair value method to stock-based awards has been disclosed in the company's previous Form 10-K and 10-Q filings and is contained in Note 3 of the Notes to Consolidated Financial Statements of this form 10-Q. The requirement to recognize the cost of stock option awards as an expense in the financial statements has and will continue to reduce net income and earnings per share and may have an adverse affect on the value of the Company's common stock. If the Company reduces the number of stock option grants to employees to minimize the cost associated with share based incentive awards, it will most likely be more difficult for the Company to hire and retain employees.

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

   The Company is currently involved in a number of lawsuits. The Company currently has four significant pending litigations. Litigation is by its nature unpredictable and costly. One case was tried in the fourth quarter of 2005, and the parties are awaiting the Court's ruling. Two cases have not yet been set for trial, but it is likely that one case will be tried in the second half of 2006 and another will be tried in 2007. In the fourth case, the Company has filed a notice of its intent to appeal an adverse jury verdict. The Company currently expects that outside legal expenses will continue to be substantial in 2006. If the level of effort required to prosecute or defend the Company's position in any of the lawsuits increases significantly, or if a judgment is entered against the Company, the resulting expense could adversely affect the Company's financial condition, results of operations and cash flows.

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

Issuer Purchases of Equity Securities

In November 2005, the Company's Board of Directors approved a plan to repurchase shares of the Company's common stock in the open market. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. The plan authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2006 through December 31, 2006.

   Repurchases of the Company's common stock during 2006 were as follows:

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2006         570,800    $ 11.63         570,800            $  68,360
February 2006        297,500    $ 13.76         297,500            $  64,267
March 2006           334,600    $ 13.71         334,600            $  59,678
                   ---------                  ---------
Total              1,202,900    $12.74        1,202,900
                   =========                  =========


ITEM 6. EXHIBITS

Exhibit No.    Description
-----------    -----------
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



                                      MICREL, INCORPORATED
                                      --------------------
                                          (Registrant)



Date: May 9, 2006            By  /s/ Richard D. Crowley, Jr.
                                --------------------------------
                                    Richard D. Crowley, Jr.
                                  Vice President, Finance and
                                    Chief Financial Officer
                                   (Authorized Officer and
                                  Principal Financial Officer)