Form 10-Q
period 2006-06-30
MICREL INC
filed 2006-08-08
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2006.

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


As of July 31, 2006 there were 81,120,058 shares of common stock, no par value, outstanding.

                             MICREL, INCORPORATED
                                   INDEX TO
                              REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

                                                                        Page
                                                                        ----

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - June 30, 2006
          and December 31, 2005                                           3

         Condensed Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 2006 and 2005               4

         Condensed Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2006 and 2005                         5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            16

Item 3.  Quantitative and Qualitative Disclosures about Market Risk      25

Item 4.  Controls and Procedures                                         25

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               26

Item 1A. Risk Factors                                                    26


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     30

Item 4.  Submission of Matters to a Vote of Security Holders             30

Item 6.  Exhibits                                                        31


         Signature                                                       32

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                       June 30,   December 31,
                                                         2006        2005 (1)
                                                      ----------   ----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $  107,372   $   88,130
 Restricted cash                                           2,629          --
 Short term investments                                   14,042       48,433
 Accounts receivable, net                                 41,014       35,524
 Inventories                                              34,633       30,419
 Prepaid expenses and other                                1,898        1,919
 Deferred income taxes                                    23,592       22,134
                                                      ----------   ----------
   Total current assets                                  225,180      226,559

PROPERTY, PLANT AND EQUIPMENT, NET                        78,377       77,554
DEFERRED INCOME TAXES                                     12,318       10,264
INTANGIBLE ASSETS, NET                                     3,941        4,752
OTHER ASSETS                                                 428          411
                                                      ----------   ----------
TOTAL                                                 $  320,244   $  319,540
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                     $   18,253   $   20,552
 Income taxes payable                                      2,742        4,939
 Deferred income on shipments to distributors             21,927       14,069
 Other current liabilities                                23,467       21,672
 Current portion of long-term debt                           120          147
                                                      ----------   ----------
   Total current liabilities                              66,509       61,379

OTHER LONG-TERM OBLIGATIONS                                  458          475

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                              --           --
 Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2006 - 82,454,858 shares;
   2005 - 84,646,680 shares                               51,427       73,848
 Deferred stock compensation                                 --          (294)
 Accumulated other comprehensive loss                        (26)         (52)
 Retained earnings                                       201,876      184,184
                                                      ----------   ----------
   Total shareholders' equity                            253,277      257,686
                                                      ----------   ----------
TOTAL                                                 $  320,244   $  319,540
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

                               MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
NET REVENUES                           $ 70,192  $ 62,052   $138,343  $122,737

COST OF REVENUES(1)                      29,940    29,900     58,197    60,209
                                       --------  --------   --------  --------
GROSS PROFIT                             40,252    32,152     80,146    62,528
                                       --------  --------   --------  --------

OPERATING EXPENSES:
  Research and development(1)            13,152    11,253     26,190    22,777
  Selling, general and administrative(1) 12,253    10,802     25,664    20,332
  Litigation accrual                        935     9,282        935     9,282
  Restructuring expense                      66       --          66       --
                                       --------  --------   --------  --------
    Total operating expenses             26,406    31,337     52,855    52,391
                                       --------  --------   --------  --------
INCOME FROM OPERATIONS                   13,846       815     27,291    10,137

OTHER INCOME, NET                         1,314     1,005      2,566     1,841
                                       --------  --------   --------  --------
INCOME BEFORE INCOME TAXES               15,160     1,820     29,857    11,978

PROVISION FOR INCOME TAXES                6,169       637     12,165     4,192
                                       --------  --------   --------  --------
NET INCOME                             $  8,991  $  1,183   $ 17,692  $  7,786
                                       ========  ========   ========  ========

NET INCOME PER SHARE:
  Basic                                $   0.11  $   0.01   $   0.21  $   0.09
                                       ========  ========   ========  ========
  Diluted                              $   0.11  $   0.01   $   0.21  $   0.09
                                       ========  ========   ========  ========

WEIGHTED-AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                                  83,201    87,256     83,611    88,165
                                       ========  ========   ========  ========
  Diluted                                84,696    88,097     85,255    88,834
                                       ========  ========   ========  ========

(1) Stock-based compensation expense
     included in:
       Cost of revenues                $    520  $     41   $    702  $     92
       Research and development           1,046        39      2,111       103
       Selling, general and
        administrative                    1,042       110      2,151       296



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                         Six Months Ended
                                                              June  30,
                                                        -------------------
                                                          2006       2005
                                                        --------   --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
 Net income                                             $ 17,692   $  7,786
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           8,535     10,540
   Stock based compensation                                4,964        491
   Tax benefit on the exercise of employee stock options     519        --
   Excess tax benefits associated with stock compensation   (159)       --
   Loss on disposal of assets                                 11        102
   Deferred rent                                             (17)       (45)
   Deferred income taxes                                  (3,512)      (658)
    Changes in operating assets and liabilities:
     Accounts receivable                                  (5,490)       770
     Inventories                                          (3,864)     4,980
     Prepaid expenses and other assets                         4        709
     Accounts payable                                     (2,299)     1,264
     Income taxes                                         (2,197)    (5,154)
     Other current liabilities                             1,795      7,084
     Deferred income on shipments to distributors          7,858     (1,665)
                                                        --------   --------
       Net cash provided by operating activities          23,840     26,204
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in restricted cash                                (2,629)       --
 Purchases of property, plant and equipment               (8,558)    (6,021)
 Proceeds from the sale of short-term investments, net    34,417     11,344
                                                        --------   --------
       Net cash provided by investing activities          23,230      5,323
                                                        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                                (27)       (56)
 Proceeds from the issuance of common stock, net           2,234      3,011
 Repurchase of common stock                              (30,194)   (32,253)
 Excess tax benefits associated with stock compensation      159        --
                                                        --------   --------
       Net cash used in financing activities             (27,828)   (29,298)
                                                        --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS

                 19,242      2,229
CASH AND CASH EQUIVALENTS - Beginning of period           88,130    101,282
                                                        --------   --------
CASH AND CASH EQUIVALENTS - End of period               $107,372   $103,511
                                                        ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest                                               $    --    $     73
                                                        ========   ========
 Income taxes                                           $ 17,335   $ 10,264
                                                        ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet data as of December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. This financial data should also be read in conjunction with the Company's critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Weighted-average common shares
 outstanding                             83,201    87,256

83,611    88,165
Dilutive effect of stock options
 outstanding using the treasury
 stock method                             1,495       841      1,644       669
                                       --------  --------   --------  --------
Shares used in computing diluted
 net income per share                    84,696    88,097     85,255    88,834
                                       ========  ========   ========  ========

For the three and six months ended June 30, 2006, 5.6 million and 5.2 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2005, 7.7 million and 8.2 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". FIN No. 48 prescribes a two-step process to determine the amount of benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its financial position and results of operations.

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

Stock Option Plans - Under the Company's 2003 Incentive Award Plan, 1994 Stock Option Plan and its 2000 Non-Qualified Stock Incentive Plan (the "Option Plans"), 39,958,672 shares of Common Stock are authorized for issuance to employees. The Option Plans provide that the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last market trading day before the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Qualified Stock Incentive Plan are exercisable in 20% increments with the initial 20% vesting occurring six months after the date of grant and then in annual increments of 20% per year from the date of grant. Options granted under the 2003 Incentive Award Plan and 1994 Stock Option Plan typically become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant. A summary of the Company's stock option plan activities for the six months ended June 30, 2006 is as follows:

                                                         Weighted
                                             Weighted     Average    Aggregate
                                   Number     Average    Remaining   Intrinsic
                                     of      Exercise  Contractual     Value
                                   Shares      Price   Term (years)    ($000)
                                 ----------  --------  ------------  ---------
Outstanding, December 31, 2005   12,487,003   $ 12.65
  Granted                         1,088,200     13.34
  Exercised                        (291,741)     7.64
  Forfeited or expired             (163,002)    12.61
                                 ----------
Outstanding, June 30, 2006       13,120,460   $ 12.83        5.6      $ 6,462
                                 ----------
Exercisable at June 30, 2006      8,680,149   $ 13.20        4.1      $ 5,688
Exercisable and expected to vest
 at June 30, 2006                12,202,150   $ 12.89        5.4      $ 6,302



The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the three and six months ended June 30, 2006 was $6.85 and $7.79 per share, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and six months ended June 30, 2006 was $512,000 and $1.6 million, respectively. During the three and six months ended June 30, 2006, the amount of cash received from the exercise of stock options was $758,000 and $2.2 million, respectively.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Employee Stock Purchase Plan - The Company's 1994 Employee Stock Purchase Plan (the "1994 ESPP"), as amended and restated as of January 1, 1996, terminated on January 1, 2006. On May 25, 2006 the Company's shareholders approved a new Employee Stock Purchase Plan (the "2006 ESPP".) Under the terms of the 2006 ESPP, eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2,000,000 shares. The first purchase period for the 2006 ESPP will commence July 1, 2006. The 2006 ESPP is considered non-compensatory under SFAS No. 123R.

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

The fair value of the Company's stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Expected term (years)                     5.4       5.0        5.6       5.0
Stock volatility                         59.2%     78.6%      59.4%     80.2%
Risk free interest rates                  5.1%      3.7%       4.9%      4.0%
Dividends during expected terms          none      none       none      none

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

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

The following table shows total stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006, pursuant to SFAS No. 123R and for the three and six months ended June 30, 2005 pursuant to APB 25 (in thousands):

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Cost of revenues                       $    520  $     41   $    702  $     92
Research and development                  1,046        39      2,111       103
Selling, general and administrative       1,042       110      2,151       296
                                       --------  --------   --------  --------
Pre-tax stock-based compensation expense  2,608       190      4,964       491
Less income tax effect                     (223)      (73)      (423)     (189)
                                       --------  --------   --------  --------
Net stock-based compensation expense   $  2,385  $    117   $  4,541  $    302
                                       ========  ========   ========  ========

The Company's basic and diluted earnings per share for the three and six months ended June 30, 2006 were lower by $0.03 and $0.05 per share, respectively under SFAS No. 123R, than if the Company had continued to account for share-based compensation under APB 25. Total stock-based compensation cost capitalized as part of inventory for the three months ended June 30, 2006 was $350,000. At June 30, 2006, there was $18.0 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 4.1 years.

Pro Forma Information under SFAS No. 123 for Periods Prior to SFAS No. 123R Adoption - As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company's stock option plans and shares issued under the employee stock purchase plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing model using a multiple option valuation approach with forfeitures recognized as they occur (in thousands, except per-share amounts):

                                                           Three       Six
                                                          Months      Months
                                                           Ended       Ended
                                                          June 30,    June 30,
                                                            2005        2005
                                                         ---------   ---------
Net income as reported                                   $   1,183   $   7,786
                                                         =========   =========
Add:  stock-based employee compensation expense
 included in reported net income, net of tax effects           117         302
Deduct:  stock-based employee compensation expense
 determined under fair value based method, net of
 tax effects                                                (2,613)     (5,465)
                                                         ---------   ---------
Pro forma net income (loss)                              $  (1,313)  $   2,623
                                                         =========   =========

Net income per share as reported:
  Basic                                                  $    0.01   $    0.09
                                                         =========   =========
  Diluted                                                $    0.01   $    0.09
                                                         =========   =========

Pro forma net income per share:
  Basic                                                  $   (0.02)  $    0.03
                                                         =========   =========
  Diluted                                                $   (0.02)  $    0.03
                                                         =========   =========

For the three and six months ended June 30, 2005, pro forma stock

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



compensation amounts have been revised to reflect the estimated tax effect of various stock option grants. These revisions resulted in an increase in pro forma net loss of $176,000 ($0.01 per diluted share) for the three months ended June 30, 2005 and a decrease in pro forma net income of $782,000 ($0.01 per diluted share) for the six months ended June 30, 2005.


4.   INVESTMENTS

Short-term and long-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at June 30, 2006 is as follows (in thousands):

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding     Holding
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------
    Short-term investments       $  14,068   $  14,042    $   --      $    26

5.   INVENTORIES

Inventories consist of the following (in thousands):

                                                       June 30,  December 31,
                                                         2006         2005
                                                      ----------   ----------
    Finished goods                                    $   14,234   $   12,472
    Work in process                                       19,241       17,044
    Raw materials                                          1,158          903
                                                      ----------   ----------
                                                      $   34,633   $   30,419
                                                      ==========   ==========

6.   OTHER CURRENT LIABILITES

Other current liabilities consist of the following (in thousands):

                                                       June 30,  December 31,
                                                         2006         2005
                                                      ----------   ----------
    Accrued current restructuring expenses            $    1,411   $    1,759
    Accrued workers compensation and health insurance      1,403        1,343
    Accrued litigation                                    10,217        9,282
    Accrued compensation                                   7,422        6,951
    Accrued commissions                                    1,798        1,480
    All other current accrued liabilities                  1,216          857
                                                      ----------   ----------
      Total other current liabilities                 $   23,467   $   21,672
                                                      ==========   ==========

7.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no direct borrowings under the revolving line of credit at June 30, 2006, and there were $875,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2007. Borrowings under the

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.25% at June 30, 2006), or the bank's revolving offshore rate, which approximates LIBOR (5.5% at June 30, 2006) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at June 30, 2006.

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

Associated with the acquisition of BlueChip Communications in 2004, the Company has $120,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.

8.   SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2006, three customers, two world wide distributors and an Asian based stocking representative accounted for $23.3 million (17%), $14.6 million (11%) and $17.6 million (13%) of net revenues, respectively. During the six months ended June 30, 2005, three customers, a direct original equipment manufacturer ("OEM"), a world wide distributor and an Asian based stocking representative accounted for $19.2 million (16%), $14.1 million (11%) and $12.9 million (10%) of net revenues, respectively.

At June 30, 2006, three customers, an Asian based stocking representative and two world wide distributors accounted for 19%, 16% and 14%, respectively, of total accounts receivable. As of December 31, 2005, the same three customers accounted for 18%, 15% and 15%, respectively, of total accounts receivable.

9.   COMPREHENSIVE INCOME

Comprehensive income, which is comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, was $9.0 million and $17.7 million for the three and six months ended June 30, 2006, respectively, and $1.2 million and $7.8 million for the three and six months ended June 30, 2005, respectively.

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

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



                            Net Revenues by Segment
                             (Dollars in thousands)

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
    Net Revenues:
    Standard Products                  $ 66,896  $ 59,541   $131,903  $118,128
    Custom and Foundry Products           3,296     2,511      6,440     4,609
                                       --------  --------   --------  --------
      Total net revenues               $ 70,192  $ 62,052   $138,343  $122,737
                                       ========  ========   ========  ========
As a Percentage of Total Net Revenues:
    Standard Products                       95%       96%        95%       96%
    Custom and Foundry Products              5%        4%         5%        4%
                                       --------  --------   --------  --------
      Total net revenues                   100%      100%       100%      100%
                                       ========  ========   ========  ========

11.   LITIGATION AND OTHER CONTINGENCIES

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of a number of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. Based on a recent court ruling in another case brought by the Lemelson Foundation against another set of defendants, the Foundation has filed a motion to dismiss with prejudice 14 barcode and machine vision patents asserted in the current case against the Company. Otherwise, the case continues to move very slowly through the motion and hearing phase. The Court has proposed a preliminary claim construction, to which each party has filed objections. The Court has not yet ruled on the parties objections.
The Company intends to continue to defend itself against the claims in suit.

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. All claims, except the patent infringement claim, have been settled or dismissed. After many years of motions and appeals, a claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. A bench trial on the merits was commenced on November 30, 2005 and concluded on December 16, 2005. The parties filed post-trial briefs on January 20, 2006. On June 9, 2006 the Court ruled that Micrel had willfully infringed the patent-in-suit, and awarded damages to LTC. As a result of this judgment, the Company has recorded $935,000 in accrued litigation expense and $194,000 in accrued interest expense in the Company's second quarter 2006 financial statements.

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counterclaim against Micrel. The outcome of the jury trial was a judgment on July 26, 2005 awarding damages for the

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



benefit of TRW in the amount of $9.3 million.  The damages amount was accrued in the Company's second quarter 2005 financial statements. On February 23, 2006, the Company posted a surety bond in the amount of $10.5 million in the United States District Court, Northern District of Ohio, to stay payment of damages and potential interest awarded to TRW (see Notes 1 and 7). The Company is currently appealing the verdict. On August 9, 2005, the Company filed a Motion for an order setting aside the jury verdict and the subsequent judgment and granting a new trial on the issue of the Company's breach of contract claim against TRW, which Motion was denied by the Court. On January 13, 2006, the Company filed a notice of its intent to appeal the jury's verdict. The Company's opening brief has been filed and the response and reply briefs are due to be filed in the next few months.

On April 21, 2003, the Company filed a complaint against its former principal accountants Deloitte & Touche LLP ("Deloitte") entitled Micrel, Incorporated
v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte. In this lawsuit, Micrel is alleging that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made certain false representations upon which Micrel justifiably relied. Specifically, beginning in 1996, the Company began to follow a practice of granting employee stock options on the date with the lowest closing price within the thirty-day period subsequent to the employee's date of hire (the "Thirty-Day Method"). The Company began this practice after receiving advice from Deloitte that options granted using the Thirty-Day Method would not be compensatory under APB No 25. The Company subsequently determined that options granted using the Thirty-Day Method were compensatory under APB No 25, and discontinued use of the Thirty-Day Method thereafter. As a direct result of Deloitte's actions, Micrel alleges damages including: expenses incurred in the form of payments to various professionals to address the impact on Micrel's financial statements and other effects of the wrongful conduct; loss of cash as well as equity from stock options; additional charges to earnings that Micrel would not incur but for the wrongful advice and the harm to Micrel in both financial and semiconductor markets resulting in loss of overall value of the Company as a whole. Deloitte has denied all allegations in the complaint. The complaint seeks compensatory damages, costs of suit and such other relief that the court may deem just and proper. The case is currently in the discovery and pre-trial phase. The parties have stipulated to continuation of initial and subsequent trial dates. A trial date of March 5, 2007 has been set.

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems ("MPS"), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California (the "Court") alleging two causes of action for infringement by MPS of certain patents owned by Micrel. In the complaint, the Company alleges that MPS has been and is infringing U.S. patent no. 5,517,046 (the "'046 patent") and U.S. patent no. 5,556,796 (the " '796 patent"). Micrel alleges damages attributable to MPS' infringement of the '046 and '796 patents as a direct result of MPS' actions, including treble damages for wanton, deliberate, malicious and willful conduct. Subsequently, on November 29, 2004 the Company filed an amended complaint adding Michael R. Hsing, MPS' President and Chief Executive Officer ("Hsing"), and James C. Moyer, MPS' Chief Design Engineer ("Moyer") as defendants. Hsing and Moyer are both former employees of Micrel. In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint adds causes of action for statutory and common law misappropriation of Micrel's trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California's Unfair Competition Law. The amended complaint seeks compensatory damages, costs of suit and such other relief that the Court may deem proper. On December 16, 2004, MPS filed a Motion to Dismiss the Company's claims for statutory and common law misappropriation of Micrel's trade secrets. On April 8, 2005, the Court granted MPS' Motion to Dismiss with leave to amend the complaint. On May 2, 2005, Micrel filed a second amended complaint for patent infringement, misappropriation of trade secrets, common law misappropriation, breach of confidentiality agreement, and statutory unfair competition. On May 23, 2005, MPS filed a Motion to Dismiss the Company's claims for statutory and common law misappropriation of trade secrets contained in the second amended complaint. On December 9, 2005, the Court issued an order granting MPS' Motion to Dismiss with regard to the statutory and common law misappropriation of trade secrets claims, but denying the Motion with regard to the Company's claims of breach of confidentiality agreements and statutory unfair competition. On June 28, 2006 the Court issued a Claims Construction Order construing disputed terms in the '046 and 796 patents. Micrel believes that the claim constructions adopted by the Court are favorable to Micrel and based on Micrel's proposed constructions. On July 7, 2006, Micrel filed a Motion for Summary Judgment

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



that seeks to preclude MPS from arguing that the '046 and '796 Patents are invalid based on the doctrine of assignor estoppel. MPS has opposed Micrel's Motion and Micrel has filed a reply in support of its motion. A hearing on the Motion is scheduled for August 18, 2006. The case is in the discovery phase. No trial date has yet been set.

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003 (see note
14), filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara. In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable. Deerfield disputes that Micrel had a right to terminate because they allege that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence. The complaint seeks damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment. Micrel disputes Deerfield's allegation that the Company was negligent and Deerfield's assessment of Micrel's right to terminate the lease and will vigorously defend against the action. On July 21, 2006, Micrel answered the complaint with a denial of any liability and the filing of a cross-complaint against Deerfield seeking return of the security deposit and rent paid from the date of the casualty, January 20, 2006 through February 28, 2006. The case is in the discovery phase and no trial date has yet been set.

With the exception of the TRW and LTC litigation discussed above, for which the Company has recorded $9.3 million and $935,000, respectively, in litigation expense, the Company believes that the ultimate outcome of the legal actions discussed will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows, and the Company believes it is not reasonably possible that a material loss has been incurred. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in these lawsuits. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

12.   STOCK REPURCHASE PROGRAM

On November 17, 2005 the Company's Board of Directors authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2006 through December 31, 2006. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. During the six months ended June 30, 2006, the Company repurchased, 2,484,344 shares of its common stock for $30.2 million.

                             MICREL, INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



13.   INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $23.6 million and net long-term deferred tax assets of $12.3 million as of June 30, 2006. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

The income tax provision for the three and six months ended June 30, 2006 is based on the Company's estimated annual effective tax rate of 40.7% of pretax income as compared to 35% of pretax income for the comparable periods in 2005. The tax rate increase is due primarily to the effects of nondeductible stock-based compensation expense and the expiration of the federal research and development credit at the end of 2005. No federal research and development credit tax benefit for 2006 may be recorded unless the credit is re-enacted by Congress, for which there is no assurance as to when or if such credit would be re-enacted. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of nondeductible stock-based expense, state income taxes, state research and development credits, and federal qualified production activity deductions.

14.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

                                             Contractual    Other
                                              Facility     Disposal
                                                Costs       Costs      Total
                                             -----------  ---------  ---------
Balance December 31, 2004                     $  3,049    $    360    $  3,409
2005   Uses                                     (1,650)        --       (1,650)
                                              --------    --------    --------
Balance December 31, 2005                        1,399         360       1,759


2006   Additions                                    66         --           66
2006   Uses                                       (259)       (155)       (414)
                                              --------    --------    --------
Balance June 30, 2006                         $  1,206    $    205    $  1,411
                                              ========    ========    ========

All of the $1.4 million in accrued restructuring costs has been included within other current liabilities as of June 30, 2006. In February 2006, the Company terminated the lease under the terms of the lease agreement due to major vandalism rendering the building unusable. The Lessor is disputing the termination of the lease (see Note 11.) Even though the Company is no longer making payments to the Lessor, the restructuring costs shown above represent the total potential amount owed under the lease prior to termination. Other disposal costs include estimated costs associated with the final closing of the facility. Actual future costs may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to: statements regarding future revenues and dependence on standard products sales and international sales; statements regarding the levels of international sales; statements regarding future products or product development; statements regarding future research and development spending and the Company's product development strategy; statements regarding the Company's markets, product features and performance; statements about product demand and inventory to service such demand; statements regarding competitive threats and pricing pressure; statements regarding the effect of dependence on third parties; statements about the Company's future use and protection of its intellectual property; statements regarding future expansion or utilization of manufacturing capacity; statements regarding future expenditures; statements regarding current or future acquisitions; and statements regarding the ability to meet anticipated short term and long term cash requirements; statements regarding the Company's need and ability to attract and retain certain personnel; statements regarding the outcome of litigation and its effect on the Company; statements regarding the future realization of tax benefits; statements regarding share based incentive awards and expectations regarding future stock based compensation expense and estimates made under SFAS No. 123R. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Second quarter 2005 revenues increased sequentially by 2% but were 10% less than the revenues of the year ago period. The Company continued to exercise pricing discipline for most of its products in an attempt to improve gross profit. Consequently, sales of certain products, such as those serving the SOHO Ethernet market and the low end personal computer market, declined resulting in a lower rate of revenue growth for the Company. Gross margin continued to improve in the second quarter, increasing to 52% from 49% in the year ago period and 50% in the first quarter of 2005. The increase in gross margin was primarily due to: better pricing discipline, improved sales mix of higher margin products, ongoing manufacturing cost reductions and lower depreciation expense as a result of disciplined capital spending.

    Third quarter 2005 order rates increased substantially from second quarter levels, increasing sequentially in all geographic regions. Throughout the third quarter customers continued to place orders with short delivery requirements, even as the aggregate order level increased. Order levels from the Company's distributors increased in the third quarter, returning to a level consistent with sales of Micrel's products to their end customers. Third quarter revenues increased sequentially by 1% but were 8% below the revenue level of the year ago period. Although order rates were strong, third quarter revenue growth was impacted by product shortages for Ethernet products due to longer manufacturing cycle times at third party wafer suppliers and reduced demand for certain commodity products possibly as a result of continued
pricing discipline.   Gross margin improved further in the third quarter,
increasing to 54% from 49% in the year ago period and 52% in the second quarter. The increase in gross margin was primarily a result of ongoing manufacturing cost reductions and an improved sales mix of higher margin products.

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

   In the first quarter of 2006, broad based strength in customer demand, combined with continued lean channel inventories resulted in the highest quarterly booking level for Micrel since calendar year 2000. Orders from customers serving the communications and industrial end markets strengthened in the first quarter. Bookings from Micrel's major sell-through distributors also increased sequentially in the first quarter. Increased end customer demand led these distributors to extend their order backlog with Micrel during the quarter. This resulted in a distributor book-to-bill substantially above one as our distributors attempted to increase their inventories and ensure availability of supply for the second quarter of 2006. Bookings from our direct OEM customers and sell-in stocking representatives also increased on a sequential basis, despite typical seasonal slowness in the handset and personal computing end markets. Revenues increased 5% on a sequential basis to $68.2 million and were 12% above the revenues of the year-ago period.
The sequential growth in revenues was primarily the result of increased demand from customers serving the wireline communications end market and higher resales of the Company's products through its distributors. The first quarter strength in sales to the communications and industrial end markets was partially offset by seasonal declines in sales to the wireless handset (primarily in Korea) and computing end markets.

In the first quarter of 2006, the Company recorded the highest quarterly gross margin in its history. The first quarter gross margin of 58.5% exceeded the previous peak gross margins recorded in the year 2000, when revenue levels were substantially higher. The sequential improvement in gross margin was primarily the result of a richer sales mix driven by increased sales of higher margin wireline communications products. Despite an increase of $2.0 million in equity-based compensation expense as a result of the adoption of SFAS No. 123R, the Company's operating profit increased on both a sequential and year-over-year basis. Operating margin improved to 20% of revenues in the first quarter of 2006 from 19% in the fourth quarter of 2005 and 15% in the year-ago period. The Company's inventory increased on a sequential basis in response

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


to higher demand and in order to provide competitive lead times to our customers. The sequential increase in inventory added approximately one percentage point to first quarter gross margin, about the same as that experienced in the fourth quarter of 2005.

In the second quarter of 2006, overall order rates moderated from the high levels experienced in the first quarter. Although orders from the Company's sell-through distributors declined from the first quarter, the total dollar amount of orders remained higher than the distributors' sales of Micrel's products in the second quarter. Orders from direct OEM customers in the second quarter increased sequentially in both North America and Europe, while bookings from Asia-based OEM's decreased from the first quarter of 2006, primarily due to lower demand from customers serving the computing and handset end markets. Second quarter 2006 revenues of $70.2 million increased by 3% sequentially and were 13% above the prior year period. The growth in revenues continued to be led by demand from customers serving the wireline communications end market, partially offset by continued weakness in demand from Korean-based customers serving the wireless handset end market continued weak in the second quarter as they experienced a sequential decline in handset shipments during the second quarter.

Second quarter 2006 gross margin of 57.3% declined by 1.2% sequentially but was up from 51.8% in the year ago period. The sequential decline in gross margin was primarily the result of normal fluctuations in sales mix and changes in inventory combined with a greater unfavorable impact from stock compensation expense. Operating margin of 19.7% was flat on a sequential basis and up from 1.3% in the second quarter of 2005. Operating income for the second quarters of 2006 and 2005 includes $935,000 and $9.3 million, respectively, in accrued litigation expense (see Note 11 of Notes to Condensed Consolidated Financial Statements.) The Company's on-hand inventories increased by $1.5 million on a sequential basis. The majority of the second quarter inventory growth was for purchased material for Ethernet products driven by increased customer demand coupled with long 3rd party foundry cycle times. Micrel's channel inventories at both Asia-based stocking representatives and sell-through distributors increased on a sequential basis in the second quarter. Resales of the Company's products through the distribution channel increased by approximately 10% in the second quarter of 2006, while sales through Asian-based stocking representatives were roughly flat in the second quarter. Overall inventory turns for Micrel's sell-through distributors and Asian-based stocking representatives remained within historical average levels at the end of the second quarter of 2006.

    The Company derives a substantial portion of its net revenues from standard products. For the three and six month periods ended June 30, 2006 the Company's standard products sales accounted for 95% of the Company's net revenues. For the three and six month periods ended June 30, 2005 the Company's standard products sales accounted for 96% of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

   The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development of new products. These and other factors are described in further detail later in this discussion. As a result of the foregoing or other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.


Critical Accounting Policies and Estimates

   The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

   The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of June 30, 2006, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Net revenues                             100.0%    100.0%     100.0%    100.0%
Cost of revenues                          42.7      48.2       42.1      49.1
                                       --------  --------   --------  --------
  Gross profit                            57.3      51.8       57.9      50.9
                                       --------  --------   --------  --------
Operating expenses:
  Research and development

                18.8      18.1       18.9      18.5
  Selling, general and administrative     17.5      17.4       18.6      16.5
  Litigation accrual                       1.3      15.0        0.7       7.6
  Restructuring expense                     -         -          -         -
                                       --------  --------   --------  --------
    Total operating expenses              37.6      50.5       38.2      42.6
                                       --------  --------   --------  --------
Income from operations                    19.7       1.3       19.7       8.3
Other income, net                          1.9       1.6        1.9       1.5
                                       --------  --------   --------  --------
Income before income taxes                21.6       2.9       21.6       9.8
Provision for income taxes                 8.8       1.0        8.8       3.5
                                       --------  --------   --------  --------
Net income                                12.8%      1.9%      12.8%      6.3%
                                       ========  ========   ========  ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Net Revenues. For the three months ended June 30, 2006, net revenues increased 13% to $70.2 million from $62.1 million for the same period in the prior year. For the six months ended June 30, 2006, net revenues increased 13% to $138.3 million from $122.7 million for the same period in the prior year. These increases were primarily due to increased standard products revenues and to a lesser extent increased custom and foundry revenues.

    Standard products revenues for the three months ended June 30, 2006 increased 12% to $66.9 million from $59.5 million for the same period in the prior year. For the six months ended June 30, 2006, standard products revenues increased 12% to $131.9 million from $118.1 million for the same period in the prior year. These increases resulted primarily from increased unit shipments of standard products to the industrial, networking and high-speed communications and the computer products end markets.

    Custom and foundry products revenues for the three months ended June 30, 2006, increased 31% to $3.3 million from $2.5 million for the same period in the prior year. For the six months ended June 30, 2006, custom and foundry products revenues increased 40% to $6.4 million from $4.6 million for the same period in the prior year. These increases resulted from increased unit shipments of custom and foundry products.

   Customer demand for semiconductors can change quickly and unexpectedly.
The Company's revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company's lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. The Company averaged approximately 55% to 60% turns fill per quarter during 2005. During the first half of 2006, the turns fill rate for OEM and stocking representatives averaged 45% to 50%.

   Throughout 2005 customers maintained a focus on inventory control, continuing the trend that began in the second half of 2004. Overall semiconductor industry channel inventories remained near historical low levels throughout 2005. Nevertheless, customers were cautious about committing new orders, relying instead on short lead times and the willingness of semiconductor manufacturers to hold inventory and react quickly to supply their short term needs. As a result, order lead times from the Company's customers stayed relatively short throughout 2005. When demand for the Company's products increased in the third and fourth quarter, order backlog increased and lead times from the Company's customers grew modestly to three to four weeks, from approximately two to three weeks in the first nine months of 2005. In the first quarter of 2006, the order lead time once again increased to approximately five to six weeks as a result of increased demand from the Company's distributors and from customers serving the wireline communications end market. In the second quarter of 2006, lead times decreased to approximately four to five weeks as OEM customers, stocking representatives and distributors became more comfortable with the Company's ability to supply products on a timely basis. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. Shorter lead times when taken together with the uncertain growth rate of the world economy and uncertainty how the typical seasonal strength in demand from customers serving the wireless handset and computing end markets will materialize in the second half of 2006, make it difficult to precisely predict future levels of sales and profitability. In this environment the Company, its stocking representatives and distributors may have to carry higher levels of inventory to service uncertain customer demand.

    International sales represented 71% and 76% of net revenues for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, international sales represented 72% and 76% of net revenues, respectively. On a dollar basis, international sales increased 6% to $49.8 million for the three months ended June 30, 2006 from $47.1 million for the comparable period in 2005. For the six months ended June 30, 2006 international sales increased 7% to $99.5 million from $93.4 million for the comparable period in 2005. These increases resulted primarily from increased shipments of standard products to the industrial end markets, primarily in Europe.

The trend for the Company's customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


based companies to differentiate themselves except by price. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company's products in the future.

   Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. The Company's results of operations for the three and six months ended June 30, 2006 were impacted by the recognition of non-cash expense related to the fair value of stock-based compensation awards. During the three months ended June 30, 2006, Micrel recorded $2.6 million in pre-tax stock-based compensation expense, of which $520,000 is included in cost of revenues, $1.0 million is included in research and development expense and $1.0 million is included in sales, general and administrative expense. Total impact of stock-based compensation expense, net of tax, for the three months ended June 30, 2006 was $2.4 million. For the six months ended June 30, 2006, Micrel recorded $5.0 million in pre-tax stock-based compensation expense, of which $702,000 is included in cost of revenues, $2.1 million is included in research and development expense and $2.2 million is included in sales, general and administrative expense. Total impact of stock-based compensation expense, net of tax, for the six months ended June 30, 2006 was $4.5 million.

    Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 57.3% for the three months ended June 30, 2006 from 51.8% for the comparable period in 2005. For the six months ended June 30, 2006, gross margin increased to 57.9% from 50.9% for the comparable period in 2005. The increases in gross margin resulted primarily from a greater sales mix of higher margin products combined with decreased depreciation, decreased wafer fabrication costs and decreased external assembly and test costs. Depreciation and amortization as a percent of sales declined to 6.1% and 6.2% for the three and six months ended June 30, 2006 as compared to 8.3% and 8.6% for the same periods in 2005. This reduction in depreciation was primarily due to existing equipment becoming fully depreciated, which was partially offset by additional depreciation on new equipment purchases.

    Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 18.8% and 18.1%, for the three months ended June 30, 2006 and 2005, respectively. On a dollar basis, research and development expenses increased $1.9 million or 17% to $13.2 million for the three months ended June 30, 2006 from $11.3 million for the comparable period in 2005. For the six months ended June 30, 2006 and 2005, research and development expenses as a percentage of net revenues represented 18.9% and 18.5%, respectively. On a dollar basis, research and development expenses increased $3.4 million or 15% to $26.2 million for the six months ended June 30, 2006 from $22.8 million for the comparable period in 2005. These increases were primarily due to increased stock-based compensation costs due to the adoption of SFAS No. 123R (See Note 3 of Notes to Condensed Consolidated Financial Statements) combined with increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

    Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17.5% and 17.4% for the three months ended June 30, 2006 and 2005, respectively. On a dollar basis, selling, general and administrative expenses increased $1.5 million or 13% to $12.3 million for the three months ended June 30, 2006 from $10.8 million for the comparable period in 2005. For the six months ended June 30, 2006 and 2005, selling, general and administrative expenses as a percentage of net revenues represented 18.6% and 16.5%, respectively. On a dollar basis, selling, general and administrative expenses increased $5.3 million or 26% to $25.7 million for the six months ended June 30, 2006 from $20.3 million for the comparable period in 2005. These increases were primarily due to increased outside legal costs and increased stock-based compensation costs due to the adoption of SFAS No. 123R (See Note 3 of Notes to Condensed Consolidated Financial Statements) and increased staffing costs, including salaries, sales commissions and profit sharing accruals.

   Litigation Accrual. During the quarter ended June 30, 2006, the Company accrued $935,000 in litigation expense due to an unfavorable ruling in a patent infringement lawsuit brought by Linear Technology Corporation (see Note 11 of Notes to Condensed Consolidated Financial Statements). During the quarter ended June 30, 2005, a jury ruled against Micrel in its suit against TRW Automotive and for TRW automotive in its counter suit against Micrel. The suits were related to a contract dispute between the two companies. As a result of the jury's verdict, Micrel accrued $9.3 million in litigation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


expense in the second quarter 2005 financial statements (see Note 11 of Notes to Condensed Consolidated Financial Statements).

    Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to accrued litigation liabilities. Other income, net increased $309,000 to $1.3 million for the three months ended June 30, 2006 from $1.0 million for the comparable period in 2005. For the six months ended June 30, 2006, other income, net increased $725,000 to $2.6 million from $1.8 million for the comparable period in 2005. These increases were primarily due to an increase in average interest rates and returns on investment balances, which was partially offset by increased accrued interest expense related to accrued litigation liabilities.

    Provision for Income Taxes. The income tax provision for the three and six months ended June 30, 2006 is based on the Company's estimated annual effective tax rate of 40.7% of pretax income as compared to 35% of pretax income for the comparable periods in 2005. The tax rate increase is due primarily to the effects of nondeductible stock-based compensation expense and the expiration of the federal research and development credit at the end of 2005. No federal research and development credit tax benefit for 2006 may be recorded unless the credit is re-enacted by Congress, for which there is no assurance as to when or if such credit would be re-enacted. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of nondeductible stock-based expense, state income taxes, state research and development credits, and federal qualified production activity deductions.


Liquidity and Capital Resources

    Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2006, consisted of cash and short-term investments of $121.4 million and a $6 million revolving line of credit from a commercial bank (see Note 7 of Notes to Condensed Consolidated Financial Statements).

    The Company generated $23.8 million in cash flows from operating activities for the six months ended June 30, 2006, primarily attributable to net income of $17.7 million plus additions for non-cash activities of $10.3 million combined with $7.9 million increase is deferred income on shipments to distributors and a $1.8 million increase in other accrued liabilities, which was partially offset by $5.5 million increase in accounts receivable, $3.9 million increase in inventories combined with a $2.3 million decrease in accounts payable and a $2.2 million decrease in income taxes payable.

    For the six months ended June 30, 2005, the Company generated $26.2 million in cash flows from operating activities primarily attributable to net income of $7.8 million plus additions for non-cash activities of $10.4 million and a $5.0 million decrease in inventories combined with a $7.1 million increase in other accrued liabilities, which were partially offset by a $5.2 million decrease in income taxes payable.

    The Company generated $23.2 million of cash from investing activities during the six months ended June 30, 2006 comprised of $34.4 million in proceeds from net sales of short-term investments which was partially offset by $8.6 million in purchases of property, plant and equipment and $2.6 million increase in restricted cash (see Note 1 of Notes to Condensed Consolidated Financial Statements).

    For the six months ended June 30, 2005, the Company generated $5.3 million of cash from investing activities comprised of $11.3 million in proceeds from net sales of short-term investments that were partially offset by $6.0 million in purchases of property, plant and equipment.

    The Company used $27.8 million of cash in financing activities during the six months ended June 30, 2006 primarily for the repurchase of $30.2 million of the Company's common stock, which was partially offset by $2.2 million in proceeds from employee stock transactions.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    For the six months ended June 30, 2005, the Company used $29.3 million of cash in financing activities primarily for the repurchase of $32.3 million of the Company's common stock, which was partially offset by $3.0 million in proceeds from employee stock transactions.

    The Company currently intends to spend approximately $7 million to $12 million to purchase capital equipment and make facility improvements during the remainder of 2006 primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $45 million of its common stock through December 31, 2006. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for 2006. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.


Recently Issued Accounting Standards

    Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.


Contractual Obligations and Commitments

   As of June 30, 2006, the Company had the following contractual obligations and commitments (in thousands):

                                           Payments Due By Period
                               ------------------------------------------------
                                        Less than    1-3       4-5      After 5
                                Total     1 Year    Years     Years      Years
                               --------  --------  --------  --------  --------
Long-term debt                 $    120  $    120  $    --   $    --   $    --
Operating leases                  6,943     2,180     2,640     2,123       --
Open purchase orders             24,500    24,500       --        --        --
                               --------  --------  --------  --------  --------
Total                          $ 31,563  $ 26,800  $  2,640  $  2,123  $    --
                               ========  ========  ========  ========  ========

    Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

    Borrowing agreements consisted of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no direct borrowings under the revolving line of credit at June 30, 2006 and there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

    The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At June 30, 2006, the Company held $14.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). The short-term investments held at June 30, 2006 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at June 30, 2006, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At June 30, 2006, the Company held an insignificant amount of fixed-rate long-term debt subject to interest rate risk.


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

     As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2006.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

   Demand for semiconductor components is increasingly dependent upon the rate
of growth of the global economy.   If the rate of global economic growth slows,
or contracts, customer demand for products could be adversely affected, which in turn could negatively affect revenues, results of operations and financial condition. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: increased price inflation for goods, services or materials, rising interest rates in the United States and the rest of the world, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

   The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. For the six months ended June 30, 2006 and 2005, international sales represented 72% and 76% of net revenues, respectively. In addition, Company's revenues derived from export shipments to customers in Asia were 60% and 66% of net revenues for the six months ended June 30, 2006 and 2005, respectively. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company's products in the local currencies of the foreign markets it serves. This would result in making the Company's products relatively more expensive than its competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company's future revenues, financial condition, results of operations or cash flows.

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

   Because the standard products market for ICs is diverse and highly fragmented, the Company encounters different competitors in various market areas. Most of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company may not be able to compete successfully in either the standard products or custom and foundry products business in the future and competitive pressures may adversely affect the Company's financial condition, results of operations, or cash flows.

   The success of companies in the semiconductor industry depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technology innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, others may develop technologies that are similar or superior to the Company's technology, duplicate technology or design around the patents owned by the Company. Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Existing claims or other assertions or claims for indemnity resulting from infringement claims could adversely affect the Company's business, financial condition, results of operations, or cash flows.

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

The Statement of Accounting Standards No.123R, "Share-Based Payment" requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the effect of the adoption of this accounting standard in 2006 has significantly increased stock based compensation expense in the current period and such expense is expected to continue in future periods. The pro forma effect to net income and earnings per share had the Company applied the fair value method to stock-based awards has been disclosed in the Company's previous Form 10-K and 10-Q filings and is contained in Note 3 of the Notes to Condensed Consolidated Financial Statements of this form 10-Q. The requirement to recognize the cost of stock option awards as an expense in the financial statements has and will continue to reduce net income and earnings per share and may have an adverse affect on the value of the Company's common stock. If the Company reduces the number of stock option grants to employees to minimize the cost associated with share based incentive awards, it will most likely be more difficult for the Company to hire and retain employees.

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



   Repurchases of the Company's common stock during 2006 were as follows:

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2006         570,800   $ 11.63           570,800           $  68,360
February 2006        297,500   $ 13.76           297,500           $  64,267
March 2006           334,600   $ 13.71           334,600           $  59,678
                   ---------                   ---------
  Total Q1 2006    1,202,900   $ 12.74         1,202,900
April 2006           178,900   $ 15.04           178,900           $  56,987
May 2006             441,544   $ 11.94           441,544           $  51,715
June 2006            661,000   $ 10.45           661,000           $  44,806
                   ---------                   ---------
  Total Q2 2006    1,281,444   $ 11.61         1,281,444
                   ---------                   ---------
  Total 2006       2,484,344   $ 12.15         2,484,344
                   =========                   =========


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 25, 2006. At the Annual Meeting, shareholders voted on four matters:
(a) to elect the Board of Directors, and (b) to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006, (c) to approve the implementation of the Micrel, Incorporated 2006 Employee Stock Purchase Plan, and (d) to approve an amendment to Section 3.2 of the Amended and Restated Bylaws of the Company. All nominees for directors were elected, the selection of the independent auditor was ratified, the implementation of the Micrel, Incorporated 2006 Employee Stock Purchase Plan was approved, and the amendment to Section 3.2 of the Amended and Restated Bylaws of the Company was approved. The proposals were voted upon and approved in the manner set forth below:

Proposal No. 1 - Election of members of the Board of Directors:

The following persons were duly elected to the Board of Directors by the shareholders for a one year term and until their successors are elected and qualified:


        NOMINATION               FOR           WITHHELD
        ----------               ---           ---------
   Raymond D. Zinn           58,632,233          849,890
   Michael J. Callahan       54,806,860        4,675,263
   David W. Conrath          54,789,790        4,692,333
   George Kelly              53,391,873        6,090,250
   Donald H. Livingstone     58,757,870          724,253


Proposal No. 2 - Ratification of the appointment PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2006:

        NOMINATION               FOR           AGAINST
        ----------               ---           -------
PricewaterhouseCoopers LLP   59,252,340          213,626


Proposal No. 3 - To approve the implementation of the Micrel, Incorporated 2006 Employee Stock Purchase Plan:

                                 FOR           AGAINST
                                 ---           -------
                             52,051,903          285,101

Proposal No. 4 - To approve an amendment to Section 3.2 of the Amended and Restated Bylaws of the Company:

                                 FOR           AGAINST
                                 ---           -------
                             52,093,122          157,608


ITEM 6.  EXHIBITS

Exhibit No.                Description
----------                 -----------
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


                                           MICREL, INCORPORATED
                                           --------------------
                                              (Registrant)



Date: August 8, 2006                By /s/ Richard D. Crowley, Jr.
                                       -----------------------------
                                       Richard D. Crowley, Jr.
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Authorized Officer and
                                       Principal Financial Officer)