Form 10-Q/A
period 2006-06-30
MICREL INC
filed 2006-08-17
CIK 932111

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

                                EXPLANATORY NOTE

This Form 10-Q/A for the period ended June 30, 2006 is being filed for the sole purpose of correcting clerical errors in Exhibit 32 to the Form 10-Q filed on August 7, 2006. The originally filed Exhibit 32 inadvertently contained two typographical errors. The Certification of Chief Executive Officer and the Certification of Chief Financial Officer each referenced the Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2006. The amended Exhibit 32 has been corrected to reflect the Certification of Chief Executive Officer and the Certification of Chief Financial Officer for the Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended June 30, 2006. Except for correcting the items noted above, no other information is being amended by this Form 10-Q/A.


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


                                           MICREL, INCORPORATED
                                           --------------------
                                              (Registrant)



Date: August 17, 2006                By /s/ Richard D. Crowley, Jr.
                                       -----------------------------
                                       Richard D. Crowley, Jr.
                                       Vice President, Finance and
                                       Chief Financial Officer
                                       (Authorized Officer and
                                       Principal Financial Officer)