Form 10-Q
period 2006-09-30
MICREL INC
filed 2006-11-07
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2006.

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

As of October 31, 2006 there were 78,317,585 shares of common stock, no par value, outstanding.

                              MICREL, INCORPORATED
                                    INDEX TO
                              REPORT ON FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

                                                                          Page
                                                                          ----
                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets - September 30, 2006
          and December 31, 2005                                             3

         Condensed Consolidated Statements of Operations - Three and Nine
          Months Ended September 30, 2006 and 2005                          4

         Condensed Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2006 and 2005                                 5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        27

Item 4.  Controls and Procedures                                           27

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 28

Item 1A. Risk Factors                                                      28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       32

Item 6.  Exhibits                                                          32


         Signature                                                         33

ITEM 1.  FINANCIAL STATEMENTS

                             MICREL, INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                    September 30,  December 31,
                                                         2006        2005 (1)
                                                     -----------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $  93,593     $  88,130
  Restricted cash                                         2,629           --
  Short term investments                                 12,022        48,433
  Accounts receivable, net                               36,393        35,524
  Inventories, net                                       37,193        30,419
  Prepaid expenses and other                              2,256         1,919
  Deferred income taxes                                  22,021        22,134
                                                      ---------     ---------
    Total current assets                                206,107       226,559

PROPERTY, PLANT AND EQUIPMENT, NET                       77,252        77,554
DEFERRED INCOME TAXES                                    11,161        10,264
INTANGIBLE ASSETS, NET                                    5,136         4,752
OTHER ASSETS                                              1,341           411
                                                      ---------     ---------
TOTAL                                                 $ 300,997     $ 319,540
                                                      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $  17,924     $  20,552
  Income taxes payable                                      --          4,939
  Deferred income on shipments to distributors           21,328        14,069
  Other current liabilities                              21,405        21,672
  Current portion of long-term debt                          77           147
                                                      ---------     ---------
    Total current liabilities                            60,734        61,379

OTHER LONG-TERM OBLIGATIONS                                 456           475

SHAREHOLDERS' EQUITY:
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                             --            --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2006 - 79,208,302 shares;
   2005 - 84,646,680 shares                              26,153        73,848
  Deferred stock compensation                               --           (294)
  Accumulated other comprehensive loss                      (25)          (52)
  Retained earnings                                     213,679       184,184
                                                      ---------     ---------
    Total shareholders' equity                          239,807       257,686
                                                      ---------     ---------
TOTAL                                                 $ 300,997     $ 319,540
                                                      =========     =========

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

                               MICREL, INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
NET REVENUES                           $ 73,482  $ 62,472   $211,825  $185,209
COST OF REVENUES(1)                      30,449    28,680     88,646    88,889
                                       --------  --------   --------  --------
GROSS PROFIT                             43,033    33,792    123,179    96,320
                                       --------  --------   --------  --------
OPERATING EXPENSES:
 Research and development(1)             13,071    11,369     39,261    34,146
 Selling, general and administrative(1)  11,867    11,612     37,531    31,944
 Other operating expense (income)           (22)      --         913     9,282
 Restructuring expense                       35       --         101       --
                                       --------  --------   --------  --------
    Total operating expenses             24,951    22,981     77,806    75,372
                                       --------  --------   --------  --------
INCOME FROM OPERATIONS                   18,082    10,811     45,373    20,948
OTHER INCOME, NET                         1,549     1,068      4,115     2,909
                                       --------  --------   --------  --------
INCOME BEFORE INCOME TAXES               19,631    11,879     49,488    23,857
PROVISION FOR INCOME TAXES                7,828     4,158     19,993     8,350
                                       --------  --------   --------  --------
NET INCOME                             $ 11,803  $  7,721   $ 29,495  $ 15,507
                                       ========  ========   ========  ========

NET INCOME PER SHARE:
  Basic                                $   0.15  $   0.09   $   0.36  $   0.18
                                       ========  ========   ========  ========
  Diluted                              $   0.15  $   0.09   $   0.35  $   0.18
                                       ========  ========   ========  ========

WEIGHTED-AVERAGE SHARES USED IN
 COMPUTING PER SHARE AMOUNTS:
  Basic                                  80,671    86,514     82,620    87,604
                                       ========  ========   ========  ========
  Diluted                                81,324    88,047     83,971    88,512
                                       ========  ========   ========  ========
 (1) Stock-based compensation expense
      included in:
       Cost of revenues                $    485  $     35   $  1,187  $     127
       Research and development             733        32      2,844        135
       Selling, general and
        administrative                      792        85      2,943        381


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             MICREL, INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)

                                                            Nine Months Ended
                                                              September  30,
                                                           -------------------
                                                             2006       2005
                                                           --------   --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                               $ 29,495   $ 15,507
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            12,789     15,429
    Stock based compensation                                  6,974        643
    Tax benefit on the exercise of employee stock options       588        --
    Excess tax benefits associated with stock compensation     (161)       --
    Loss on disposal of assets                                   11        100
    Deferred rent                                               (19)       (73)
    Deferred income taxes                                      (784)    (1,730)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                 (869)    (3,860)
      Inventories, net                                       (6,487)     7,034
      Prepaid expenses and other assets                      (1,267)     1,066
      Accounts payable                                       (2,628)      (405)
      Income taxes                                           (4,939)    (1,554)
      Other current liabilities                                (267)     6,970
      Deferred income on shipments to distributors            7,259     (1,089)
                                                           --------   --------
        Net cash provided by operating activities            39,695     38,038
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in restricted cash                                  (2,629)       --
  Purchases of property, plant and equipment                (11,281)   (10,448)
  Purchase of intangible assets                              (1,601)       --
  Proceeds from the sale of short-term investments, net      36,438     12,069
                                                           --------   --------
        Net cash provided by investing activities            20,927      1,621
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                  (70)       (94)
  Proceeds from the issuance of common stock, net             2,702      6,291
  Repurchase of common stock                                (57,952)   (42,805)
  Excess tax benefits associated with stock compensation        161        --
                                                           --------   --------
        Net cash used in financing activities               (55,159)   (36,608)
                                                           --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                     5,463      3,051

CASH AND CASH EQUIVALENTS - Beginning of period              88,130    101,282
                                                           --------   --------
CASH AND CASH EQUIVALENTS - End of period                  $ 93,593   $104,333
                                                           ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                 $     86   $    193
                                                           ========   ========
  Income taxes                                             $ 25,568   $ 10,795
                                                           ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   SIGNIFICANT  ACCOUNTING  POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries ("Micrel" or the "Company") as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet data as of December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. This financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. This financial data should also be read in conjunction with the Company's critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Restricted Cash - During the first quarter of 2006, the Company elected to post a surety bond to stay payment of potential damages and interest arising from a judgment awarded to TRW by a jury during 2005 (see Note 7 and Note
11). As collateral for the surety bond, the Company placed $2.6 million in a registered pledge account. The amount pledged is classified as Restricted Cash in the Company's Condensed Consolidated Balance Sheet, and is invested in high quality, short-term investment securities consistent with the Company's cash investment policy. The interest earned on the pledged amount accrues to the benefit of the Company.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Weighted-average common shares
 outstanding                             80,671    86,514     82,620    87,604
Dilutive effect of stock options
 outstanding using the treasury
 stock method                               653     1,533      1,351       908
                                       --------  --------   --------  --------
Shares used in computing diluted net
 income per share                        81,324    88,047     83,971    88,512
                                                           ========   ========

For the three and nine months ended September 30, 2006, 9.2 million and 5.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months ended September 30, 2005, 5.0 million and 7.7 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". FIN No. 48 prescribes a two-step process to determine the amount of benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its financial position and results of operations.

SAB108 - In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, "Accounting Changes and Error Corrections" a replacement of APB No. 20 and FASB Statement No. 3," for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.
The Company will be required to adopt this interpretation by December 31, 2006 and does not currently anticipate any adjustments to opening retained earnings resulting from the application of SAB 108.


3.   SHARE-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R. Under the standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, compensation cost to be recognized under SFAS No. 123R must consider an estimate of options which will be forfeited. Results for prior periods have not been restated.

Stock Option Plans - Under the Company's 2003 Incentive Award Plan, 1994 Stock Option Plan and its 2000 Non-Qualified Stock Incentive Plan, 39,958,672 shares of Common Stock are authorized for issuance to employees. The 1994 Stock Option Plan and 2000 Non-Qualified Stock Incentive Plan provide that the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last trading day before the date of grant. The 2003 Incentive Award Plan provides that the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Qualified Stock Incentive Plan are exercisable in 20% increments with the initial 20% vesting occurring six months after the date of grant and then in annual increments of 20% per year from the date of grant.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Options granted under the 2003 Incentive Award Plan and 1994 Stock Option Plan typically become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant. A summary of the Company's stock option plan activities for the nine months ended September 30, 2006 is as follows:

                                                          Weighted
                                              Weighted     Average    Aggregate
                                    Number     Average    Remaining   Intrinsic
                                      of      Exercise  Contractual     Value
                                    Shares      Price   Term (years)    ($000)
                                  ----------  --------  ------------  ---------
Outstanding, December 31, 2005    12,487,003   $ 12.65
  Granted                          1,398,600     12.53
  Exercised                         (350,106)     7.48
  Forfeited or expired              (607,626)    12.77
                                  ----------
Outstanding, September 30, 2006   12,927,871   $ 12.80        5.5      $ 4,744

Exercisable at September 30, 2006  8,538,844   $ 13.20        4.1      $ 4,288
Exercisable and expected to vest
 at September 30, 2006            11,997,397   $ 12.86        5.3      $ 4,647

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the three and nine months ended September 30, 2006 was $5.62 and $7.31 per share, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three and nine months ended September 30, 2006 was $189,000 and $1.5 million, respectively. During the three and nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was $390,000 and $2.6 million, respectively.

Employee Stock Purchase Plan - The Company's 1994 Employee Stock Purchase Plan (the "1994 ESPP"), as amended and restated as of January 1, 1996, terminated on January 1, 2006. On May 25, 2006 the Company's shareholders approved a new Employee Stock Purchase Plan (the "2006 ESPP".) Under the terms of the 2006 ESPP, eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2,000,000 shares. For the three months ended September 30, 2006, 8,529 shares of Common Stock were purchased under the 2006 ESPP. The 2006 ESPP is considered non-compensatory under SFAS No. 123R.

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

Prior to adopting SFAS No. 123R, the Company accounted for stock option grants under the recognition and measurement provisions of APB 25. Compensation cost related to stock options granted at fair value under those plans was not recognized in the consolidated statements of operations. Compensation cost related to stock options granted below the fair market value on the grant date was recognized in the consolidated statements of operations. In addition, prior to adopting SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock grants as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as financing cash flows.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The fair value of the Company's stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Expected term (years)                     5.4       5.0        5.5       5.0
Stock volatility                         60.1%     76.0%      59.6%     78.8%
Risk free interest rates                  5.0%      4.2%       5.0%      4.0%
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

The following table shows total stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006, pursuant to SFAS No. 123R and for the three and nine months ended September 30, 2005 pursuant to APB 25 (in thousands):

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Cost of revenues                       $    485  $     35   $  1,187  $    127
Research and development                    733        32      2,844       135
Selling, general and administrative         792        85      2,943       381
                                       --------  --------   --------  --------
Pre-tax stock-based compensation
 expense                                  2,010       152      6,974       643
Less income tax effect                     (183)      (60)      (606)     (252)
                                       --------  --------   --------  --------
Net stock-based compensation expense   $  1,827  $     92   $  6,368  $    391
                                       ========  ========   ========  ========

The Company's basic and diluted earnings per share for the three and nine months ended September 30, 2006 were lower by $0.02 and $0.08 per share, respectively under SFAS No. 123R, than if the Company had continued to account for share-based compensation under APB 25. Total stock-based compensation cost capitalized as part of inventory as of September 30, 2006 was $287,000. At September 30, 2006, there was $16.9 million of total

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.7 years.

Pro Forma Information under SFAS No. 123 for Periods Prior to SFAS No. 123R Adoption - As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company's stock option plans and shares issued under the employee stock purchase plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing model using a multiple option valuation approach with forfeitures recognized as they occur (in thousands, except per-share amounts):

                                                      Three           Nine
                                                   Months Ended   Months Ended
                                                   September 30,  September 30,
                                                       2005           2005
                                                   ------------   ------------
Net income as reported                               $  7,721       $ 15,507
                                                     ========       ========
Add:  stock-based employee compensation expense
 included in reported net income, net of tax effects       92            391
Deduct:  stock-based employee compensation expense
 determined under fair value based method, net
 of tax effects                                        (1,893)        (7,541)
                                                     --------       --------
Pro forma net income (loss)                          $  5,920       $  8,357
                                                     ========       ========

Net income per share as reported:
  Basic                                              $   0.09       $   0.18
                                                     ========       ========
  Diluted                                            $   0.09       $   0.18
                                                     ========       ========

Pro forma net income per share:
  Basic                                              $   0.07       $   0.10
                                                     ========       ========
  Diluted                                            $   0.07       $   0.10
                                                     ========       ========


4.   INVESTMENTS

Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at September 30, 2006 is as follows (in thousands):

                                 Amortized    Market    Unrealized   Unrealized
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------
  Short-term investments        $   12,045  $   12,022   $    --      $     23


                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


5.   INVENTORIES

Inventories, net, consist of the following (in thousands):

                                                   September 30,  December 31,
                                                       2006           2005
                                                   ------------   ------------
  Finished goods                                     $  14,515      $  12,472
  Work in process                                       21,492         17,044
  Raw materials                                          1,186            903
                                                     ---------      ---------
                                                     $  37,193      $  30,419
                                                     =========      =========


6.   OTHER CURRENT LIABILITES

Other current liabilities consist of the following (in thousands):

                                                   September 30,  December 31,
                                                       2006           2005
                                                   ------------   ------------
  Accrued current restructuring expenses             $   1,430      $   1,759
  Accrued workers compensation and health insurance      1,535          1,343
  Accrued litigation                                     9,349          9,282
  Accrued compensation                                   6,424          6,951
  Accrued commissions                                    1,544          1,480
  All other current accrued liabilities                  1,123            857
                                                     ---------      ---------
    Total other current liabilities                  $  21,405      $  21,672
                                                     =========      =========


7.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no direct borrowings under the revolving line of credit at September 30, 2006, and there were $875,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2007. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.25% at September 30, 2006), or the bank's revolving offshore rate, which approximates LIBOR (5.4% at September 30, 2006) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at September 30, 2006.

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

Associated with the acquisition of BlueChip Communications in 2004, the Company has $77,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


8.   SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2006, three customers, comprised of two world wide distributors and an Asian-based stocking representative accounted for $33.1 million (16%), $25.5 million (12%) and $23.7 million (11%) of net revenues, respectively. During the nine months ended September 30, 2005, three customers, comprised of a direct original equipment manufacturer ("OEM"), a world wide distributor and an Asian based stocking representative accounted for $28.8 million (16%), $21.4 million (12%) and $21.3 million (12%) of net revenues, respectively.


At September 30, 2006, five customers, comprised of two world wide distributors, two Asian based stocking representatives and a direct OEM accounted for 14%, 12%, 13%, 10% and 11%, respectively, of total accounts receivable. As of December 31, 2005, three customers accounted for 18%, 15% and 15%, respectively, of total accounts receivable.


9.   COMPREHENSIVE INCOME

Comprehensive income, which is comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments was $11.8 million and $29.5 million for the three and nine months ended September 30, 2006 and 2005.


10.   SEGMENT REPORTING

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker. The Company has two reportable segments: standard products and other products which consists of custom products, foundry products and revenues from the sale of intellectual property. The chief operating decision maker evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Therefore, it is not practical to show profit or loss by reportable segments. Also, the chief operating decision maker does not assign assets to these segments. Consequently, it is not practical to show assets by reportable segments.

                            Net Revenues by Segment
                             (Dollars in thousands)

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Net Revenues:

Standard Products                      $ 66,479  $ 59,532   $198,382  $177,660
Other Products                            7,003     2,940     13,443     7,549
                                       --------  --------   --------  --------
  Total net revenues                   $ 73,482  $ 62,472   $211,825  $185,209
                                       ========  ========   ========  ========
As a Percentage of Total Net Revenues:
Standard Products                           90%       95%        94%       96%
Other Products                              10%        5%         6%        4%
                                       --------  --------   --------  --------
  Total net revenues                       100%      100%       100%      100%
                                       ========  ========   ========  ========

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


11.   LITIGATION AND OTHER CONTINGENCIES

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of a number of Lemelson Foundation patents. The complaint in the lawsuit seeks unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. The Company is part of a Joint Defense Group consisting of four companies who are opposing this law suit together (the "Joint Defense Group"). Based on a recent court ruling in another case brought by the Lemelson Foundation against another set of defendants, the Foundation has filed a motion to dismiss with prejudice 14 barcode and machine vision patents asserted in the current case against the Company, to which the Joint Defense Group has filed a non-opposition. Otherwise, the case continues to move very slowly through the motion and hearing phase. On August 8, 2006, the Court issued its claim construction order. The Lemelson partnership filed a Motion for Partial reconsideration on August 22, 2006. On September 12, 2006, the Joint Defense Group filed a response to the Motion for Partial reconsideration. On October 13, 2006 the Court issued an order denying the Partnership's Motion and affirmed its prior construction of disputed claims. The Company, in conjunction with the Joint Defense Group, intends to continue to defend itself against the claims in suit


On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. After many years of motions and appeals, a claim construction hearing (also called a "Markman" hearing) was held before the District Court on December 16, 2003. The Court issued its ruling on January 24, 2004, interpreting the claims at issue in the litigation. A bench trial on the merits was commenced on November 30, 2005 and concluded on December 16, 2005. The parties filed post-trial briefs on January 20, 2006. On June 9, 2006 the Court ruled that Micrel had willfully infringed the patent-in-suit, and awarded damages to LTC. As a result of this judgment, the Company has recorded $913,000 in other operating expense in the Company's 2006 financial statements.

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel is alleging that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint seeks compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counterclaim against Micrel. The outcome of the jury trial was a judgment on July 26, 2005 awarding damages for the benefit of TRW in the amount of $9.3 million. The damages amount was accrued in the Company's second quarter 2005 financial statements. On February 23, 2006, the Company posted a surety bond in the amount of $10.5 million in the United States District Court, Northern District of Ohio, to stay payment of damages and potential interest awarded to TRW (see Notes 1 and 7). The Company is currently appealing the verdict. On August 9, 2005, the Company filed a Motion for an order setting aside the jury verdict and the subsequent judgment and granting a new trial on the issue of the Company's breach of contract claim against TRW, which Motion was denied by the Court. On January 13, 2006, the Company filed a notice of its intent to appeal the jury's verdict. As of October 23, 2006, the parties had filed final appeal, reply and response briefs. The parties are now awaiting a hearing date for oral argument.

On April 21, 2003, the Company filed a complaint against its former principal accountants Deloitte & Touche LLP ("Deloitte") entitled Micrel, Incorporated
v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte. In this lawsuit, Micrel is alleging that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made certain false

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



representations upon which Micrel justifiably relied. Specifically, beginning in 1996, the Company began to follow a practice of granting employee stock options on the date with the lowest closing price within the thirty-day period subsequent to the employee's date of hire (the "Thirty-Day Method"). The Company began this practice after receiving advice from Deloitte that options granted using the Thirty-Day Method would not be compensatory under APB No 25. The Company subsequently determined that options granted using the Thirty-Day Method were compensatory under APB No 25, and discontinued use of the Thirty-Day Method thereafter. As a direct result of Deloitte's actions, Micrel alleges damages including: expenses incurred in the form of payments to various professionals to address the impact on Micrel's financial statements and other effects of the wrongful conduct; loss of cash as well as equity from stock options; additional charges to earnings that Micrel would not incur but for the wrongful advice and the harm to Micrel in both financial and semiconductor markets resulting in loss of overall value of the Company as a whole. Deloitte has denied all allegations in the complaint. The complaint seeks compensatory damages, costs of suit and such other relief that the court may deem just and proper. The case is currently in the discovery and pre-trial phase. The parties have stipulated to continuation of initial and subsequent trial dates. A trial date of March 5, 2007 has been set, with a discovery cut-off date of January 5, 2007.

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems ("MPS"), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California (the "Court") alleging two causes of action for infringement by MPS of certain patents owned by Micrel. In the complaint, the Company alleges that MPS has been and is infringing U.S. patent no. 5,517,046 (the "'046 patent") and U.S. patent no.
5,556,796 (the " '796 patent").    Subsequently, on November 29, 2004 the
Company filed an amended complaint adding Michael R. Hsing, MPS' President and Chief Executive Officer ("Hsing"), and James C. Moyer, MPS' Chief Design Engineer ("Moyer") as defendants. Hsing and Moyer are both former employees of Micrel. In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint adds causes of action for statutory and common law misappropriation of Micrel's trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California's Unfair Competition Law. On September 21, 2006, the Company and MPS entered into a Settlement Agreement, agreeing to dismiss all claims and counterclaims in the litigation with prejudice. Micrel also agreed to release MPS and its chief executive officer Michael Hsing and its chief design engineer Jim Moyer from all claims for any alleged trade secret claims based on any confidential information. In addition, Micrel licensed U.S. Patent Nos. 5,517,046 and 5,556,796 to MPS. Under the terms of the agreement MPS agreed to pay a license fee of $3.0 million of which $1.0 million was paid in September 2006, $1.0 million will be paid in January 2007 and the remaining $1.0 million balance will be paid in January 2008. In the third quarter of 2006 the Company recorded $2.9 million in net revenues representing the present value of the license payments from MPS.

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003 (see note
14), filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara. In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable. Deerfield disputes that Micrel had a right to terminate, alleging that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence. The complaint seeks damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment. Micrel disputes Deerfield's allegations and will vigorously defend against the action. On July 21, 2006, Micrel answered the complaint with a denial of any liability and the filing of a cross-complaint against Deerfield seeking return of the security deposit and rent paid from the date of the casualty, January 20, 2006 through February 28, 2006. The case is in the discovery phase and no trial date has yet been set.

With the exception of the TRW and LTC litigation discussed above, for which the Company has recorded $9.3 million and $913,000, respectively, in other operating expense, and the MPS litigation, for which the Company has recorded $2.9 million in net revenues, the Company believes that the ultimate outcome of the legal actions discussed will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows, and the Company believes it is not reasonably possible that a material loss has been incurred. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in these lawsuits. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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


12.   STOCK REPURCHASE PROGRAM

In November, 2005 the Company's Board of Directors authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2006 through December 31, 2006. In August 2006, the Company's Board of Directors approved an increase to the amount previously approved for share repurchase in calendar year 2006 to $100 million. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. During the nine months ended September 30, 2006, the Company repurchased 5,397,744 shares of its common stock for $58.0 million.


13.   INCOME TAXES

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, and state research and development credit carryforwards. The Company had net current deferred tax assets of $22.0 million and net long-term deferred tax assets of $11.2 million as of September 30, 2006. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

The income tax provision for the nine months ended September 30, 2006 is based on the Company's estimated annual effective tax rate of 40.4% of pretax income as compared to 35% of pretax income for the comparable period in 2005. The tax rate increase is due primarily to the effects of nondeductible stock-based compensation expense and the expiration of the federal research and development credit at the end of 2005. No federal research and development

                              MICREL, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


credit tax benefit for 2006 may be recorded unless the credit is re-enacted by Congress, for which there is no assurance as to when or if such credit would be re-enacted. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of nondeductible stock-based compensation expense, state income taxes, state research and development credits, and federal qualified production activity deductions.


14.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

                                             Contractual    Other
                                              Facility     Disposal
                                                Costs       Costs      Total
                                             -----------  ---------  ---------
Balance December 31, 2004                     $  3,049    $    360    $  3,409
2005   Uses                                     (1,650)        --       (1,650)
                                              --------    --------    --------
Balance December 31, 2005                        1,399         360       1,759
2006   Additions                                   101         --          101
2006   Uses                                       (259)       (171)       (430)
                                              --------    --------    --------

Balance September 30, 2006                    $  1,241    $    189    $  1,430
                                              ========    ========    ========

All of the $1.4 million in accrued restructuring costs has been included within other current liabilities as of September 30, 2006. In February 2006, the Company terminated the lease under the terms of the lease agreement due to major vandalism rendering the building unusable. The Lessor is disputing the termination of the lease (see Note 11.) Although the Company is no longer making payments to the Lessor, the restructuring costs shown above represent the total potential amount owed under the lease prior to termination. Other disposal costs include estimated costs associated with the final closing of the facility. Actual future costs may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.


15.   PATENT LICENSE AGREEMENT

On September 20, 2006, Micrel entered into a Patent License Agreement with International Business Machines Corporation ("IBM"). Under the Agreement, each party licensed to the other all patents issued or issuing on patent applications entitled to an effective filing date prior to January 1, 2012. Certain IBM patents are not licensed to Micrel owing to IBM's arrangements with third parties. In consideration for the license to IBM's patents, Micrel paid IBM $2,050,000.

Based on the estimated historical and future benefits of the Patent License Agreement, the Company has allocated the payment as follows (in thousands):

          Settlement of patent disputes       $    714
          Patent license                         1,336
                                              --------
          Total payment                       $  2,050
                                              ========

To determine the amounts to be apportioned to settlement of patent disputes and to patent license, the Company apportioned the payment based on the ratio of estimated risk adjusted pre-settlement revenues for products that may have utilized certain IBM patents to the present value of estimated future revenues from products that are expected to utilize one or more of the IBM patents under the Patent License Agreement. The $714,000 valuation of the settlement of patent disputes was expensed to cost of revenues in the third quarter of 2006. The patent license valuation of $1.3 million was recorded as an intangible asset and is being amortized to cost of revenues on a straight-line basis over its estimated useful life of 5.25 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; future products or product development; statements regarding fluctuations in the Company's results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company's product development strategy; the Company's markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company's future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company's need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share based incentive awards and expectations regarding future stock based compensation expense and estimates made under SFAS No. 123R. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements.
Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2005.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Second quarter 2005 net revenues increased sequentially by 2% but were 10% less than the net revenues of the year ago period. The Company continued to exercise pricing discipline for most of its products in an attempt to improve gross profit. Consequently, sales of certain products, such as those serving the SOHO Ethernet market and the low end personal computer market, declined resulting in a lower rate of revenue growth for the Company. Gross margin continued to improve in the second quarter, increasing to 52% from 49% in the year ago period and 50% in the first quarter of 2005. The increase in gross margin was primarily due to: better pricing discipline, improved sales mix of higher margin products, ongoing manufacturing cost reductions and lower depreciation expense as a result of disciplined capital spending.

    Third quarter 2005 order rates increased substantially from second quarter levels, increasing sequentially in all geographic regions. Throughout the third quarter, customers continued to place orders with short delivery requirements, even as the aggregate order level increased. Order levels from the Company's distributors increased in the third quarter, returning to a level consistent with sales of Micrel's products to their end customers. Third quarter net revenues increased sequentially by 1% but were 8% below the revenue level of the year ago period. Although order rates were strong, third quarter revenue growth was impacted by product shortages for Ethernet products due to longer manufacturing cycle times at third party wafer suppliers and reduced demand for certain commodity products possibly as a result of
continued pricing discipline.   Gross margin improved further in the third
quarter, increasing to 54% from 49% in the year ago period and 52% in the second quarter. The increase in gross margin was primarily a result of ongoing manufacturing cost reductions and an improved sales mix of higher margin products.

   Continued broad based demand, combined with lean channel inventories and short lead times, resulted in higher order rates for the Company in the fourth quarter of 2005. Order strength in the quarter from customers serving the industrial and communications end markets, and from the Company's major distributors, resulted in the second highest quarterly booking level since calendar year 2000. Net revenues increased 4% on a sequential basis in the fourth quarter to $65.1 million and were 10% above the net revenues in the year ago period. Gross margin increased by 3.4 percentage points to 57.5% from the third to the fourth quarter and was 11.2 percentage points higher than the fourth quarter of 2004 primarily due to a higher mix of sales with higher gross margins, and increased factory utilization. The fourth quarter gross margin was the third highest quarterly gross margin in the Company's history and has returned to levels recorded in the year 2000. This is notable since the net revenues and capacity utilization in the fourth quarter of 2005 were approximately one-third lower than comparable peak levels in 2000. Despite an increase in legal expenses associated with an atypically high level of litigation activity, the Company's operating income and operating margin increased on both a sequential and year-over-year basis in the fourth quarter. Although order rates increased in the fourth quarter, customer lead times remained short, averaging three to four weeks.

   In the first quarter of 2006, broad based strength in customer demand, combined with continued lean channel inventories resulted in the highest quarterly booking level for Micrel since calendar year 2000. Orders from customers serving the communications and industrial end markets strengthened in the first quarter. Bookings from Micrel's major sell-through distributors also increased sequentially in the first quarter. Increased end customer demand led these distributors to extend their order backlog with Micrel during the quarter. This resulted in a distributor book-to-bill substantially above one as our distributors attempted to increase their inventories and ensure availability of supply for the second quarter of 2006. Bookings from our direct OEM customers and sell-in stocking representatives also increased on a sequential basis, despite typical seasonal slowness in the handset and personal computing end markets. Net revenues increased 5% on a sequential basis to $68.2 million and were 12% above the net revenues of the year-ago
period.    The sequential growth in net revenues was primarily the result of increased demand from customers serving the wireline communications end market and higher resales of the Company's products through its distributors. The first quarter strength in sales to the communications and industrial end markets was partially offset by seasonal declines in sales to the wireless handset (primarily in Korea) and computing end markets.

   In the first quarter of 2006, the Company recorded the highest quarterly gross margin as of that time in its history. The first quarter gross margin of 58.5% exceeded the previous peak gross margins recorded in the year 2000, when revenue levels were substantially higher. The sequential improvement in gross margin was primarily the result of a richer sales mix driven by increased sales of higher margin wireline communications products. Despite an increase of $2.0 million in equity-based compensation expense as a result of the adoption of SFAS No. 123R, the Company's operating profit increased on both a sequential and year-over-year basis. Operating margin improved to 20% of net revenues in the first quarter of 2006 from 19% in the fourth quarter of 2005 and 15% in the year-ago period. The Company's inventory increased on a sequential basis in response to higher demand and in order to provide

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

competitive lead times to our customers. The sequential increase in inventory added approximately one percentage point to first quarter gross margin, about the same as that experienced in the fourth quarter of 2005.

   In the second quarter of 2006, overall order rates moderated from the high levels experienced in the first quarter. Although orders from the Company's sell-through distributors declined from the first quarter, the total dollar amount of orders remained higher than the distributors' sales of Micrel's products in the second quarter. Orders from direct OEM customers in the second quarter increased sequentially in both North America and Europe, while bookings from Asia-based OEM's decreased from the first quarter of 2006, primarily due to lower demand from customers serving the computing and handset end markets. Second quarter 2006 net revenues of $70.2 million increased by 3% sequentially and were 13% above the prior year period. The growth in net revenues continued to be led by demand from customers serving the wireline communications end market, partially offset by continued weakness in demand from Korean-based customers serving the wireless handset end market continued weak in the second quarter as they experienced a sequential decline in handset shipments during the second quarter.

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

   In the third quarter of 2006, overall order rates declined on a sequential basis, primarily because the Company's sell-through distributors placed orders primarily to meet previously unanticipated requirements and consumed backlog in an attempt to control inventory levels. Orders from direct OEM customers increased slightly on a sequential basis in the third quarter primarily due to higher bookings from customers serving the wireless handset and computing end markets, and increased foundry orders. Third quarter 2006 net revenues of $73.5 million increased by 5% sequentially and were 18% above the prior year period. Continued strength from the industrial end market, combined with a rebound in the Company's wireless handset business, led the product revenue growth in the third quarter. Third quarter resales of the Company's products through the distribution channel increased slightly in what is traditionally a seasonally slow period for North American and European distributors. Sales to the wireline communications markets slowed in the quarter after rapid growth in the first half of 2006. Third quarter net revenues included $2.9 million associated with the licensing of an intellectual property that was previously under litigation.

   Third quarter 2006 gross margin of 58.6% matched the highest level in the Company's history. Operating profit was $18.1 million and operating margin improved to 24.6% of sales. The Company's September ending on-hand inventory increased $2.6 million from the second quarter. The majority of the inventory growth was for purchased material for Ethernet products, as manufacturing cycle times at the foundries that manufacture Ethernet products declined during the third quarter while end demand for certain Ethernet products decreased. Channel inventories at Micrel's Asia-based stocking representatives remained flat from the end of the second quarter, while channel inventories at the Company's sell-through distributors decreased on a sequential basis after growing in the previous three quarters.

   Third quarter net income was $11.8 million, or $0.15 per diluted share, compared with net income of $9.0 million, or $0.11 per diluted share, in the previous quarter and net income of $7.7 million, or $0.09 per diluted share, in the year-ago period. Third quarter 2006 earnings per share was the highest quarterly earnings per share for the Company since the fourth quarter of 2000. Third quarter net income per diluted share increased 38% from the second quarter and was up 67% from the third quarter of 2005. The settlement of

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


intellectual property matters, and related licensing revenues and expenses, resulted in $2.2 million of net pre-tax operating income in the third quarter, increasing third quarter 2006 net income by $0.02 per diluted share.

    The Company derives a substantial portion of its net revenues from standard products. For the three and nine month periods ended September 30, 2006 the Company's standard products sales accounted for 90% and 94%, respectively, of the Company's net revenues. For the three and nine month periods ended September 30, 2005 the Company's standard products sales accounted for 95% and 96%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

   Revenue Recognition and Receivables. Micrel generates revenue by selling products to OEM's, distributors and stocking representatives. Stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer. The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

   Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards.

   The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of September 30, 2006, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


   Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company is currently involved in such intellectual property litigation and has recently settled one other case involving intellectual property claims (see
Note 11 of Notes to Condensed Consolidated Financial Statements). An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.


Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         2006      2005       2006      2005
                                       --------  --------   --------  --------
Net revenues                             100.0%    100.0%     100.0%    100.0%
Cost of revenues                          41.4      45.9       41.8      48.0
                                       --------  --------   --------  --------
  Gross profit                            58.6      54.1       58.2      52.0
                                       --------  --------   --------  --------
Operating expenses:
  Research and development                17.8      18.2       18.6      18.4
  Selling, general and administrative     16.2      18.6       17.8      17.3
  Other operating expense (income)         -         -          0.4       5.0
  Restructuring expense                    -         -          -         -
                                       --------  --------   --------  --------
    Total operating expenses              34.0      36.8       36.8      40.7
                                       --------  --------   --------  --------
Income from operations                    24.6      17.3       21.4      11.3
Other income, net                          2.1       1.7        2.0       1.6
                                       --------  --------   --------  --------
Income before income taxes                26.7      19.0       23.4      12.9
Provision for income taxes                10.6       6.6        9.5       4.5
                                       --------  --------   --------  --------
Net income                                16.1%     12.4%      13.9%      8.4%
                                       ========  ========   ========  ========

   Net Revenues. For the three months ended September 30, 2006, net revenues increased 18% to $73.5 million from $62.5 million for the same period in the prior year. For the nine months ended September 30, 2006, net revenues increased 14% to $211.8 million from $185.2 million for the same period in the prior year. These increases were due to increased standard products revenues and increased other products revenues.

    Standard products revenues for the three months ended September 30, 2006 increased 12% to $66.5 million from $59.5 million for the same period in the prior year. For the nine months ended September 30, 2006, standard products revenues increased 12% to $198.4 million from $177.7 million for the same period in the prior year. These increases resulted primarily from increased unit shipments of standard products to the industrial, networking and high-speed communications end markets.

    Other products revenues consist primarily of custom and foundry products revenues and revenues from the license of intellectual property (see Note 11 of Notes to Condensed Consolidated Financial Statements). For the three months ended September 30, 2006, other product revenues increased 138% to $7.0 million from $2.9 million for the same period in the prior year. For the nine months ended September 30, 2006, other products revenues increased 78% to $13.4 million from $7.5 million for the same period in the prior year. These increases resulted from a $2.9 million sale of intellectual property included in 2006 combined with increased unit shipments of custom and foundry products.

   Customer demand for semiconductors can change quickly and unexpectedly.
The Company's revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company's lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. The Company averaged approximately 55% to 60% turns fill per quarter during 2005. During the first

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

nine months of 2006, the turns fill rate for OEM and stocking representatives averaged approximately 50 to 55%.

   Throughout 2005 customers maintained a focus on inventory control, continuing the trend that began in the second half of 2004. Overall semiconductor industry channel inventories remained near historical low levels throughout 2005. Nevertheless, customers were cautious about committing new orders, relying instead on short lead times and the willingness of semiconductor manufacturers to hold inventory and react quickly to supply their short term needs. As a result, order lead times from the Company's customers stayed relatively short throughout 2005. When demand for the Company's products increased in the third and fourth quarter, order backlog increased and lead times from the Company's customers grew modestly to three to four weeks, from approximately two to three weeks in the first nine months of 2005. In the first quarter of 2006, the order lead time once again increased to approximately five to six weeks as a result of increased demand from the Company's distributors and from customers serving the wireline communications end market. In the second quarter of 2006, lead times decreased to approximately four to five weeks as OEM customers, stocking representatives and distributors became more comfortable with the Company's ability to supply products on a timely basis. During the third quarter of 2006, customers placed new orders primarily to fill previously unanticipated needs and lead times remained relatively stable at four to six weeks. Customers appear to be controlling inventories closely and, similar to 2005, seem to be relying on very short lead times to buffer changes in their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. Shorter lead times when taken together with the uncertain growth rate of the world economy and uncertainty how the typical seasonal strength in demand from customers serving the wireless handset and computing end markets will materialize in the fourth quarter of 2006, make it difficult to precisely predict future levels of sales and profitability. In this environment the Company, its stocking representatives and distributors may have to carry higher levels of inventory to service uncertain customer demand.

   International sales represented 68% and 74% of net revenues for the three months ended September 30, 2006 and 2005, respectively. On a dollar basis international sales increased $4.1 million, or 9% to $50.3 million for the three months ended September 30, 2006 from $46.2 million for the same period in the prior year. For the nine months ended September 30, 2006 and 2005, international sales represented 71% and 75% of net revenues, respectively. On a dollar basis international sales increased $10.2 million, or 7% to $149.8 million for the nine months ended September 30, 2006 from $139.5 million for the same period in the prior year. These increases resulted primarily from increased shipments of standard products to the industrial and communications end markets in Europe and Asia.

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

   Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. The Company's results of operations for the three and nine months ended September 30, 2006 were impacted by the recognition of non-cash expense related to the fair value of stock-based compensation awards. During the three months ended September 30, 2006, Micrel recorded $2.0 million in pre-tax stock-based compensation expense, of which $485,000 is included in cost of revenues, $733,000 is included in research and development expense and $792,000 is included in sales, general and administrative expense. Total impact of stock-based compensation expense, net of tax, for the three months ended September 30, 2006 was $1.8 million. For the nine months ended September 30, 2006, Micrel recorded $7.0 million in pre-tax stock-based compensation expense, of which $1.2 million is included in cost of revenues, $2.8 million is included in research and development expense and $2.9 million is included in sales, general and administrative expense. Total impact of stock-based compensation expense, net of tax, for the nine months ended September 30, 2006 was $6.4 million.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing utilization, product yields and average selling prices. The Company's gross margin increased to 58.6% for the three months ended September 30, 2006 from 54.1% for the comparable period in 2005. For the nine months ended September 30, 2006, gross margin increased to 58.2% from 52.0% for the comparable period in 2005. The increases in gross margin resulted primarily from a greater sales mix of higher margin products combined with decreased depreciation, decreased wafer fabrication costs and decreased external assembly and test costs.
Depreciation and amortization as a percent of sales declined to 5.8% and 6.0% for the three and nine months ended September 30, 2006 as compared to 7.8% and 8.3% for the same periods in 2005. This reduction in depreciation was primarily due to existing equipment becoming fully depreciated, which was partially offset by additional depreciation on new equipment purchases. In addition, included in gross profit for the three and nine months ended September 30, 2006 is $2.9 million in net revenues for sale of intellectual property, which is partially offset by a $714,000 charge to cost of revenues related to the settlement of a patent dispute.

    Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 17.8% and 18.2%, for the three months ended September 30, 2006 and 2005, respectively. On a dollar basis, research and development expenses increased $1.7 million or 15% to $13.1 million for the three months ended September 30, 2006 from $11.4 million for the comparable period in 2005. For the nine months ended September 30, 2006 and 2005, research and development expenses as a percentage of net revenues represented 18.6% and 18.4%, respectively. On a dollar basis, research and development expenses increased $5.1 million or 15% to $39.3 million for the nine months ended September 30, 2006 from $34.1 million for the comparable period in 2005. These increases were primarily due to increased stock-based compensation costs due to the adoption of SFAS No. 123R (See Note 3 of Notes to Condensed Consolidated Financial Statements) combined with increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

    Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 16.2% and 18.6% for the three months ended September 30, 2006 and 2005, respectively.
On a dollar basis, selling, general and administrative expenses increased $255,000 or 2% to $11.9 million for the three months ended September 30, 2006 from $11.6 million for the comparable period in 2005. For the nine months ended September 30, 2006 and 2005, selling, general and administrative expenses as a percentage of net revenues represented 17.8% and 17.3%, respectively. On a dollar basis, selling, general and administrative expenses increased $5.6 million or 17% to $37.5 million for the nine months ended September 30, 2006 from $31.9 million for the comparable period in 2005.
These increases were primarily due to increased outside legal costs in the first two quarters of 2006 combined with increased stock-based compensation costs due to the adoption of SFAS No. 123R (See Note 3 of Notes to Condensed Consolidated Financial Statements) and increased staffing costs, including salaries, sales commissions and profit sharing accruals.

   Other Operating Expense (Income). As a result of an unfavorable ruling in the second quarter of 2006 in a patent infringement lawsuit (see Note 11 of Notes to Condensed Consolidated Financial Statements) the Company recorded $913,000 in other operating expense in 2006. In 2005, a jury ruled against Micrel in its suit against TRW Automotive and for TRW automotive in its counter-claim against Micrel. The claims were related to a contract dispute between the two companies. As a result of the jury's verdict, Micrel recorded $9.3 million in other operating expense in the second quarter 2005 financial statements (see Note 11 of Notes to Condensed Consolidated Financial Statements).

   Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to accrued litigation liabilities. Other income, net increased $481,000 to $1.5 million for the three months ended September 30, 2006 from $1.1 million for the comparable period in 2005. For the nine months ended September 30, 2006, other income, net increased $1.2 million to $4.1 million from $2.9 million for the comparable period in 2005. These increases were primarily due to an increase in average interest rates and returns on investment balances, which was partially offset by increased accrued interest expense related to accrued litigation liabilities.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Provision for Income Taxes. The income tax provision for the nine months ended September 30, 2006 is based on the Company's estimated annual effective tax rate of 40.4% of pretax income as compared to 35% of pretax income for the comparable period in 2005. The tax rate increase is due primarily to the effects of nondeductible stock-based compensation expense and the expiration of the federal research and development credit at the end of 2005. No federal research and development credit tax benefit for 2006 may be recorded unless the credit is re-enacted by Congress, for which there is no assurance as to when or if such credit would be re-enacted. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of nondeductible stock-based compensation expense, state income taxes, state research and development credits, and federal qualified production activity deductions.


Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2006, consisted of cash and short-term investments of $105.6 million and a $6 million revolving line of credit from a commercial bank (see Note 7 of Notes to Condensed Consolidated Financial Statements).

   The Company generated $39.7 million in cash flows from operating activities for the nine months ended September 30, 2006, primarily attributable to net income of $29.5 million plus additions for non-cash activities of $19.4 million combined with a $7.3 million increase in deferred income on shipments to distributors, which was partially offset by a $6.5 million increase in inventories combined with a $4.9 million decrease in income taxes payable and a $2.6 million decrease in accounts payable.

   For the nine months ended September 30, 2005, Company generated $38.0 million in cash flows from operating activities, primarily attributable to net income of $15.5 million plus additions for non-cash activities of $14.4 million and a $7.0 million decrease in inventories combined with a $7.0 million increase in other accrued liabilities, which were partially offset by a $3.9 million increase in accounts receivable.

   The Company generated $20.9 million of cash from investing activities during the nine months ended September 30, 2006 comprised of $36.4 million in proceeds from net sales of short-term investments which was partially offset by $11.3 million in purchases of property, plant and equipment, $1.6 million in purchases of intangible assets and $2.6 million increase in restricted cash (see Note 1 of Notes to Condensed Consolidated Financial Statements).

   For the nine months ended September 30, 2005, the Company generated $1.6 million of cash from investing activities comprised of $12.1 million in proceeds from net sales of short-term investments that were partially offset by $10.5 million in purchases of property, plant and equipment.

   The Company used $55.2 million of cash in financing activities during the nine months ended September 30, 2006 primarily for the repurchase of $58.0 million of the Company's common stock, which was partially offset by $2.7 million in proceeds from employee stock transactions.

   For the nine months ended September 30, 2005, the Company used $36.6 million of cash in financing activities primarily for the repurchase of $42.8 million of the Company's common stock, which was partially offset by $6.3 million in proceeds from employee stock transactions.

   The Company currently intends to spend approximately $18 million to $25 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $42 million of its common stock through December 31, 2006. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for the next twelve months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recently Issued Accounting Standards

    Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.


Contractual Obligations and Commitments

   As of September 30, 2006, the Company had the following contractual obligations and commitments (in thousands):

                                           Payments Due By Period
                               ------------------------------------------------
                                        Less than    1-3       4-5      After 5
                                Total     1 Year    Years     Years      Years
                               --------  --------  --------  --------  --------
Long-term debt                 $     77  $     77  $    -    $    -    $    -
Operating leases                  6,090     1,703     2,553     1,834       -
Open purchase orders             18,000    18,000       -         -         -
                               --------  --------  --------  --------  --------
Total                          $ 24,167  $ 19,780  $  2,553  $  1,834  $    -
                               ========  ========  ========  ========  ========

    Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

   Borrowing agreements consisted of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no direct borrowings under the revolving line of credit at September 30, 2006 and there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

   The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At September 30, 2006, the Company held $12.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). The short-term investments held at September 30, 2006 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels at September 30, 2006, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At September 30, 2006, the Company held an insignificant amount of fixed-rate long-term debt subject to interest rate risk.


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

     As required by Securities and Exchange Commission Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2006.

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

   The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. For the nine months ended September 30, 2006 and 2005, international sales represented 71% and 75% of net revenues, respectively. In addition, Company's revenues derived from export shipments to customers in Asia were 59% and 66% of net revenues for the nine months ended September 30, 2006 and 2005, respectively. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company's products in the local currencies of the foreign markets it serves. This would result in making the Company's products relatively more expensive than its competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company's future revenues, financial condition, results of operations or cash flows.

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

      Because the standard products market for ICs is diverse and highly fragmented, the Company encounters different competitors in various market areas. Many of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company may not be able to compete successfully in either the standard products or custom and foundry products business in the future and competitive pressures may adversely affect the Company's financial condition, results of operations, or cash flows.

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

   The cellular telephone (wireless handset) market comprises a significant portion of the Company's standard product revenues. The proportion of the Company's annual net revenues from customers serving the cellular telephone market has been increasing over the last four years, growing from less than 20% of worldwide sales in 2001 to approximately 25% in 2004 and 26% in 2005. Due to the highly competitive and fast changing environment in which the Company's cellular telephone customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company's cellular telephone customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company's products can decline sharply which could adversely affect the Company's revenues and results of operations.

   An important part of the Company's strategy is to continue to focus on the market for high-speed communications ICs. During the first six months of 2006, orders and revenues for the Company's high-speed communications products increased. In the third quarter of 2006, order rates and revenues declined for these products. If weakness from the telecommunications infrastructure and wire line networking markets continues, resulting in further reduction in demand for the Company's high bandwidth products, the Company's future revenue growth and profitability could be adversely affected.

   The Company derives a significant portion of its net revenues from customers
located in certain geographic regions or countries.   A significant portion of
the Company's net revenues come from customers located in South Korea. In the event that political tensions surrounding North Korea evolve into military or social conflict, or other factors disrupt the Korean economy, the Company's revenues, results of operations, cash flow and financial condition could be adversely affected. A significant portion of the Company's net revenues come from customers located in Taiwan and China. In the event that economic activity in these two countries declines, or is disrupted by geopolitical events, the Company's revenues and results of operations could be adversely affected.

   The Company is involved in litigation. The Company is involved in one significant lawsuit and one appeal... In September 2006, the Company resolved a major litigation with Monolithic Power Systems; as a result, Micrel does not anticipate any additional legal expense associated with this litigation. The Company has one significant lawsuit pending, in which Micrel is the plaintiff in an action against its former accounting firm, Deloitte & Touche. We expect legal expenses for this action to increase significantly over the next six months as the trial date approaches in March 2007. In another action where Micrel is a plaintiff and TRW is the defendant, Micrel is appealing a judgment entered against the Company. The judgment in the TRW case has been previously recorded in Micrel's financial statements. Micrel is involved in other minor lawsuits where Micrel is the defendant, but the Company does not expect significant legal costs with respect to these actions. Litigation is by its nature unpredictable and costly. If the level of effort required to prosecute or defend the Company's position in any of the lawsuits increases significantly, or if a judgment is entered against the Company, the resulting expense could adversely affect the Company's financial condition, results of operations and cash flows.

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

Issuer Purchases of Equity Securities

In November, 2005 the Company's Board of Directors authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2006 through December 31, 2006. In August 2006, the Company's Board of Directors approved an increase to the amount previously approved for share repurchase in calendar year 2006 to $100 million. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. Repurchases of the Company's common stock during 2006 were as follows:


   Repurchases of the Company's common stock during 2006 were as follows:

                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2006         570,800   $ 11.63           570,800           $  68,360
February 2006        297,500   $ 13.76           297,500           $  64,267
March 2006           334,600   $ 13.71           334,600           $  59,678
                   ---------                   ---------
  Total Q1 2006    1,202,900   $ 12.74         1,202,900
April 2006           178,900   $ 15.04           178,900           $  56,987
May 2006             441,544   $ 11.94           441,544           $  51,715
June 2006            661,000   $ 10.45           661,000           $  44,806
                   ---------                   ---------
  Total Q2 2006    1,281,444   $ 11.61         1,281,444
July 2006            946,400   $  9.11           946,400           $  36,158
August 2006        1,265,500   $  9.58         1,265,500           $  49,037
September 2006       698,500   $ 10.01           698,500           $  42,048
                   ---------                   ---------
  Total Q3 2006    2,913,400   $  9.53         2,913,400
                   ---------                   ---------
  Total 2006       5,397,744   $ 10.74         5,397,744
                   =========                   =========


ITEM 6.  EXHIBITS

Exhibit No.                    Description
-----------                    -----------
    3.3       Amended and Restated Bylaws of the Registrant, as amended

   10.17      Micrel/IBM Patent License Agreement, dated September 26, 2006
    31 Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32 Certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MICREL, INCORPORATED
                              --------------------
                                   (Registrant)



Date: November 7, 2006   By /s/ Richard D. Crowley, Jr.
                            ---------------------------
                            Richard D. Crowley, Jr.
                            Vice President, Finance and
                            Chief Financial Officer
                            (Authorized Officer and
                            Principal Financial Officer)