Form 10-K
period 2006-12-31
MICREL INC
filed 2007-02-28
CIK 932111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2006.

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

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [  ]

   As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $517 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of February 23, 2007, the Registrant had outstanding 77,669,102 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 24, 2007 are incorporated by reference in Part III of this Report.

This Report on Form 10-K includes 79 pages with the Index to Exhibits located on page 74.

                              MICREL, INCORPORATED

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 2006

                                                                           Page
                                                                           ----
                                     PART I

Item 1.  Business                                                             3
Item 1A. Risk Factors                                                        13
Item 1B. Unresolved Staff Comments                                           19
Item 2.  Properties                                                          19
Item 3.  Legal Proceedings                                                   19
Item 4.  Submission of Matters to a Vote of Security Holders                 19

                                    PART II

Item 5.  Market for the Registrant's Common Equity, Related Shareholder
          Matters and Issuer Purchases of Equity Securities                  20
Item 6.  Selected Financial Data                                             22
Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk          36
Item 8.  Financial Statements and Supplementary Data                         36
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               36
Item 9A. Controls and Procedures                                             36
Item 9B. Other Information                                                   37

                                   PART III

Item 10. Directors, Executive Officers and Corporate Governance              38
Item 11. Executive Compensation                                              38
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Shareholder Matters                                    39
Item 13. Certain Relationships and Related Transactions, and Directors
          Independence                                                       39
Item 14. Principal Accounting Fees and Services                              39
Item 15. Exhibits and Financial Statement Schedules                          39

         Signatures                                                          73
         Exhibit Index                                                       74
         Certifications                                                      77

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

   Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal and digital ICs. The Company currently ships over 2,000 standard products and has derived the majority of its product revenue for the year ended December 31, 2006 from sales of standard analog and high speed communications ICs. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks and industrial equipment. For the years ended December 31, 2006, 2005, and 2004, the Company's standard products accounted for 93%, 96%, and 96%, respectively, of the Company's net revenues. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

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

   The Company's high bandwidth communications circuits are used primarily for enterprise networks, storage area networks, access networks, and metropolitan area networks. With form factor, size reductions, and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges.

   The Company's family of Ethernet products target the digital home and industrial/embedded networking markets. This product portfolio consists of transceivers, Media Access Controllers ("MAC"), switches, and System-On-Chip ("SoC") devices that support various Ethernet protocols supporting communication transmission speeds from 10 Megabits per second to 100 Megabits per second.

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

   The rapid adoption of the Internet for information exchange, in business and consumer markets, has led to a significant increase in the need for broadband communications technology. In recent years, there has been a significant expansion in the number of broadband subscribers for both DSL, cable modem and fiber to the home technologies. The increased bandwidth demand of these users will continue to consume the installed capacity in metropolitan and wide area networks. The additional demand of new wireless services utilizing the transmission of video will further consume this installed capacity.

   In the networking market, Ethernet has been widely adopted as a communication standard. Ethernet ports are now being provided on equipment ranging from PCs and PC peripherals to other consumer products such as printers, Internet Protocol Set-Top Boxes ("IP-STB"), Internet Protocol Phones ("IP-phone"), game consoles, media converters and industrial equipment. This is driving rapid growth in both the digital home market to connect multiple PCs and peripherals and the industrial market to connect machinery to central control and monitoring equipment.


Micrel's Strategy

   Micrel seeks to capitalize on the growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and manufacturing expertise. The Company also seeks to capitalize on growth opportunities within the communications and networking markets and has successfully acquired companies serving these market segments. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

 * Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 2,500 standard products, with net revenues from standard products generating 93% of the Company's total net revenues for the year ended
December 31, 2006. The Company, however, will pursue additional custom and foundry business as opportunities arise.

 * Target Power Analog, High-Speed Mixed-signal and Digital Markets. Micrel has leveraged its expertise in power analog circuits by addressing market opportunities in cellular telephones and other portable electronics, set-top boxes, enterprise computing, desktop and notebook computers as well as telecom and networking.

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

 * Protect Proprietary Technology. The Company seeks to identify and protect its proprietary technology through the acquisition of patents, trademarks and copyrights.

Products and Markets

   Overview

   The following table sets forth the net revenues attributable to the Company's two segments, standard products and other products, consisting primarily of custom and foundry products revenues and revenues from the license of patents, expressed in dollars and as a percentage of total net revenues.

Net Revenues by Segment
(Dollars in thousands)                           Years Ended December 31,
                                            ---------------------------------
                                               2006        2005        2004
                                            ---------   ---------   ---------
Net Revenues:
Standard Products                           $ 258,214   $ 239,177   $ 246,580
Other Products                                 18,093      11,179      10,971
                                            ---------   ---------   ---------
   Total net revenues                       $ 276,307   $ 250,356   $ 257,551
                                            =========   =========   =========
As a Percentage of Total Net Revenues:
Standard Products                                 93%         96%         96%
Other Products                                     7           4           4
                                            ---------   ---------   ---------
   Total net revenues                            100%        100%        100%
                                            =========   =========   =========

   The Company's products address a wide range of end markets. The following table presents the Company's revenues by end market as a percentage of total net revenues.

Revenues by End Market
(Dollars in thousands)                           Years Ended December 31,
                                            ---------------------------------
                                               2006        2005        2004
                                            ---------   ---------   ---------
As a Percentage of Total Net Revenues:
High-Speed Communications                         26%         22%         24%
Wireless Handsets                                 19          26          25
Computer                                          19          22          23
Industrial                                        34          27          25
Military & Consumer                                2           3           3
                                            ---------   ---------   ---------
   Total net revenues                            100%        100%        100%
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

   Cellular Telephone Market. Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel supplies high performance low dropout ("LDO") regulators, high efficiency switching regulators and integrated power management ICs ("PMIC"s) that convert, regulate, switch and control the DC voltages used in cellular telephones. In addition, Micrel offers LED and EL drivers to illuminate displays and keypads and to power camera flashes, as well as tiny load switches to disconnect power rails and regulators to charge batteries.

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

   Micrel's Ethernet division offers a broad range of physical layer ("PHY"), media access controller ("MAC"), switch and system-on-chip ("SoC") products for the 10/100 Megabit Ethernet standard. The primary applications for the products are Digital Home Networks, such as Internet Protocol Set-Top Boxes ("IP-STB"), Personal Video Recorder (PVR), Multimedia Server, Voice Over Internet Protocol ("VOIP") Phones, Analog Telephone Adaptor ("ATA"), Network Printer and Media Converters, used to convert signals transmitted optically over fiber to standard cable (copper) and vice versa, and other Industrial/Embedded Ethernet systems.

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

   Sales to customers in North America, Asia and Europe accounted for 30%, 59% and 11% respectively, of the Company's net revenues for the year ended December 31, 2006 compared to 25%, 65% and 10%, respectively, of the Company's net revenues for the year ended December 31, 2005 and 24%, 66% and 10%, respectively, of the Company's net revenues for 2004. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, are included in Note 12 of Notes to Consolidated Financial Statements.

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


Customers

   For the year ended December 31, 2006 three customers, two worldwide distributors and an Asian based stocking representative accounted for 13%, 12% and 10%, respectively, of the Company's net revenues. For the year ended December 31, 2005 three customers, an Asian based original equipment manufacturer, an Asian based stocking representative and a worldwide distributor, accounted for 14%, 12% and 12%, respectively, of the Company's net revenues. For the year ended December 31, 2004, the same three customers as in 2005 accounted for 13%, 12% and 12%, respectively, of the Company's net revenues.


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

   The Company utilizes third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2006, approximately 8% of Micrel's wafer requirements were fabricated at third-party foundry suppliers, including all of Micrel's Ethernet networking products.


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

   In 2006, 2005, and 2004 the Company spent $52.1 million $45.2 million, and $42.5 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.


Patents and Intellectual Property Protection

   The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 192 United States patents on semiconductor devices and methods, with various expiration dates through 2025. The Company has applications for 118 United States patents pending. The Company holds 40 issued foreign patents and has applications for 42 foreign patents pending.


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

Manufacturing

    The Company produces the majority of its wafers at the Company's wafer fabrication facility located in San Jose, California while a small percentage of wafer fabrication is subcontracted to outside foundries, including 100% of Micrel's Ethernet product wafer requirements. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 28,000 square foot clean room facility, which provides production processes. Approximately 70% of the San Jose facility's clean room space is classified as a Class 1 facility, which means that the facility achieves a clean room level of fewer than 1 foreign particle larger than 0.3 microns in size in each cubic foot of space. The remainder of the facility's clean room space is classified as Class 10, achieving fewer than 10 foreign particles larger than 0.3 microns in size in each cubic foot of space. The facility uses six-inch wafer technology. The Company also owns approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility and administrative offices.

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

Backlog

   At December 31, 2006, the Company's backlog was approximately $43 million, all of which is scheduled to be shipped during the first six months of 2007. At December 31, 2005, the Company's backlog was approximately $45 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to United States, Canadian and certain other international distributors who receive significant return rights and price adjustments from the Company are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.


Environmental Matters

   Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations.


Employees

   As of December 31, 2006, the Company had 932 full-time employees. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


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

   The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. For the years ended December 31, 2006 and 2005, international sales represented 70% and 75% of net revenues, respectively. In addition, Company's revenues derived from export shipments to customers in Asia were 59% and 65% of net revenues for the years ended December 31, 2006 and 2005, respectively. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company's products in the local currencies of the foreign markets it serves. This would result in making the Company's products relatively more expensive than its competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company's future revenues, financial condition, results of operations or cash flows.

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

   The short lead time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory. Over the past several years, customers have worked to minimize the amount of inventory of semiconductors they hold. Original equipment manufacturers, distributors and contract manufacturers within the electronics industry have reduced their semiconductor component days of inventory on hand by approximately 20% over the past five years. Over the same five years, the industry average for semiconductor manufacturers inventory days on hand has increased by approximately 25%. As a consequence customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand. As a consequence of the short lead time environment and corresponding unpredictability of customer demand, the Company has increased its inventories approximately 20% over the past five years to maintain reliable service levels. If actual customer demand for the Company's products is different from the Company's estimated demand, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company's business, financial condition, results of operations, or cash flows. In addition, the Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demand of the end customer. Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company's revenues and results of operations.

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

   During periods when economic growth and customer demand have been less certain, both the semiconductor industry and the Company have experienced significant price erosion. If price erosion occurs, it will have the effect of reducing revenue levels and gross margins in future periods. Furthermore, the trend for the Company's customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company's products in the future.

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

   The success of companies in the semiconductor industry depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technology innovation. The success of companies like Micrel may depend on their ability to obtain necessary intellectual property rights and protect such rights. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, others may develop technologies that are similar or superior to the Company's technology, duplicate technology or design around the patents owned by the Company. Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Claims alleging infringement of intellectual property rights have been asserted against the Company in the past and could be asserted against the Company in the future. These claims could result in the Company having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; attempt to obtain a license to the relevant intellectual property and develop non-infringing technology. The Company may not be able to obtain or renew such licenses on acceptable terms or to develop non-infringing technology. Existing claims or other assertions or claims for indemnity resulting from infringement claims, or the failure to obtain a key license or renew or renegotiate existing licenses on favorable terms could adversely affect the Company's business, financial condition, results of operations, or cash flows.

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

The Statement of Financial Accounting Standards No.123R, "Share-Based Payment" requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As discussed in Note 7 of the Notes to Consolidated Financial Statements, the effect of the adoption of this accounting standard in 2006 has significantly increased stock based compensation expense in the current period and such expense is expected to continue in future periods. The requirement to recognize the cost of stock option awards as an expense in the financial statements has and will continue to reduce net income and earnings per share and may have an adverse affect on the value of the Company's common stock. If the Company reduces the number of stock option grants to employees to minimize the cost associated with share based incentive awards, it will most likely be more difficult for the Company to hire and retain employees.

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

   The cellular telephone (wireless handset) market comprises a significant portion of the Company's standard product revenues. The proportion of the Company's annual net revenues from customers serving the cellular telephone market for the years ended December 21, 2006, 2005 and 2004 was approximately 19%, 26% and 25%, respectively. Due to the highly competitive and fast changing environment in which the Company's cellular telephone customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company's cellular telephone customers acceptance of Micrel's products decreases, or if these customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company's products can decline sharply which could adversely affect the Company's revenues and results of operations.

   An important part of the Company's strategy is to continue to focus on the market for high-speed communications ICs. During the first six months of 2006, orders and revenues for the Company's high-speed communications products increased. In the second half of 2006, order rates declined and revenues moderated for these products. If weakness from the telecommunications infrastructure and wire line networking markets continues, resulting in further reduction in demand for the Company's high bandwidth products, the Company's future revenue growth and profitability could be adversely affected.

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

   The Company is involved in litigation. The Company has recently settled two lawsuits and is involved in one appeal. In September 2006, the Company resolved a patent litigation with Monolithic Power Systems; as a result, Micrel does not anticipate any additional legal expense associated with this litigation. On February 23, 2007, the Company settled a lawsuit in which Micrel was the plaintiff in an action against its former accounting firm, Deloitte & Touche. In another action where Micrel is a plaintiff and TRW is the defendant, Micrel is appealing a judgment entered against the Company. The judgment in the TRW case has been previously recorded in Micrel's financial statements. Micrel is involved in other minor lawsuits where Micrel is the defendant, but the Company does not expect significant legal costs with respect to these actions. Litigation is by its nature unpredictable and costly. If the level of effort required to prosecute or defend the Company's position in any of the lawsuits increases significantly, or if a judgment is entered against the Company, the resulting expense could adversely affect the Company's financial condition, results of operations and cash flows.

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

   Associated with the acquisition of Electronic Technology Corporation in 2000, the company owns a 12,175 square foot design facility in Huxley, Iowa.

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

   In the fourth quarter of 2006, no matters were submitted to a vote of security holders.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

   The Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

   The Company's Common Stock is listed on the Nasdaq National Market under the Symbol "MCRL." The range of daily closing sales prices per share for the Company's Common Stock from January 1, 2005 to December 31, 2006 was:

    Year Ended December 31, 2006:                 High         Low
                                                -------      -------
   Fourth quarter                               $ 12.22      $  9.19
   Third quarter                                $ 10.69      $  8.30
   Second quarter                               $ 15.78      $  9.55
   First quarter                                $ 14.82      $ 11.11

Year Ended December 31, 2005:                     High         Low
                                                -------      -------
   Fourth quarter                               $ 13.05      $  9.87
   Third quarter                                $ 13.27      $ 11.03
   Second quarter                               $ 12.00      $  8.07
   First quarter                                $ 10.59      $  8.27

   The reported last sale price of the Company's Common Stock on the Nasdaq National Market on December 29, 2006 was $10.78. The approximate number of holders of record of the shares of the Company's Common Stock was 511 as of February 23, 2007. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company's Common Stock as of February 23, 2007 was approximately 7,000.

   The Company has authorized Common Stock, no par value and Preferred Stock, no par value. The Company has not issued any Preferred Stock.

   The information required by this item regarding securities authorized for issuance under equity compensation plans is included under the caption "Equity Compensation Plan Information" in the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Dividend Policy

   To date, the Company has not paid any cash dividends on its capital stock. To offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan, and in lieu of a dividend, the Company has repurchased shares of its common stock. See the following section, "Issuer Purchases of Equity Securities". In addition, the Company's existing credit facilities currently prohibit the payment of cash or stock dividends on the Company's capital stock without the lender's prior written consent. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements contained in Item 8.

Issuer Purchases of Equity Securities

   In March 2005, the Board of Directors approved a $75 million share repurchase program for calendar year 2005. In November, 2005 the Company's Board of Directors adopted a new plan which authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2006 through December 31, 2006. In August 2006, the Company's Board of Directors approved an increase to the amount previously approved for share repurchase in calendar year 2006 to $100 million. In November 2006, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2007. Shares of common stock purchased pursuant to the repurchase program are cancelled upon repurchase and credited to an authorized and un-issued reserve account, and are intended to offset dilution from the Company's stock option plans, employee stock purchase plans and 401(k) plan. Repurchases of the Company's common stock during 2006 were as follows:


                                                                Maximum Dollar
                                            Total Number of    Value of Shares
                      Total                Shares Purchased    that May Yet be
                     Number     Average       as Part of      Repurchased Under
                   of Shares  Price Paid  Publicly Announced     the Plans or
Period             Purchased   Per Share   Plans or Programs   Programs ($000)
-----------------  ---------  ----------  ------------------  -----------------
January 2006         570,800   $ 11.63           570,800           $  68,360
February 2006        297,500   $ 13.76           297,500           $  64,267
March 2006           334,600   $ 13.71           334,600           $  59,678
                   ---------   -------         ---------
   Total Q1 2006   1,202,900   $ 12.74         1,202,900
April 2006           178,900   $ 15.04           178,900           $  56,987
May 2006             441,544   $ 11.94           441,544           $  51,715
June 2006            661,000   $ 10.45           661,000           $  44,806
                   ---------   -------         ---------
   Total Q2 2006   1,281,444   $ 11.61         1,281,444
July 2006            949,400   $  9.11           949,400           $  36,158
August 2006        1,265,500   $  9.58         1,265,500           $  49,037
September 2006       698,500   $ 10.01           698,500           $  42,048
                   ---------   -------         ---------
   Total Q3 2006   2,913,400   $  9.53         2,913,400
October 2006         898,100   $  9.85           898,100           $  33,198
November 2006        224,700   $ 11.26           224,700           $  30,667
December 2006        193,935   $ 11.24           193,935           $  50,000
                   ---------   -------         ---------
   Total Q4 2006   1,316,735   $ 10.30         1,316,735
                   ---------   -------         ---------
   Total 2006      6,714,479   $ 10.65         6,714,479
                   =========    ======         =========

ITEM 6.   SELECTED FINANCIAL DATA

   The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and related notes thereto.

Income Statement Data:                    Years Ended December 31,
                              ------------------------------------------------
(in thousands, except per      2006(1)   2005(2)   2004(3)    2003     2002(4)
 share amounts)               --------  --------  --------  --------  --------
Net revenues                  $276,307  $250,356  $257,551  $211,726  $204,704
Cost of revenues*              116,201   116,564   134,854   128,007   139,554
                              --------  --------  --------  --------  --------
  Gross profit                 160,106   133,792   122,697    83,719    65,150
                              --------  --------  --------  --------  --------
Operating expenses:
  Research and development*     52,074    45,231    42,473    48,557    64,738
  Selling, general and
   administrative*              49,016    46,159    38,590    30,417    43,265
  Manufacturing facility
   impairment                      --        --        --       (624)   23,357
  Restructuring expense            269       --        584       286     5,536
  Purchased in-process
   technology                       --       --        303       --        --
  Other operating expense          966     9,282       --        --        --
                              --------  --------  --------  --------  --------
    Total operating expenses   102,325   100,672    81,950    78,636   136,896
                              --------  --------  --------  --------  --------
Income (loss) from operations   57,781    33,120    40,747     5,083   (71,746)
Other income, net                5,403     4,180     1,712       619     1,056
                              --------  --------  --------  --------  --------
Income (loss) before income
 taxes                          63,184    37,300    42,459     5,702   (70,690)
Provision (benefit) for income
 taxes                          24,876    11,942    11,206       855   (29,690)
                              --------  --------  --------  --------  --------
    Net income (loss)         $ 38,308  $ 25,358  $ 31,253  $  4,847  $(41,000)
                              ========  ========  ========  ========  ========
Net income (loss) per share:
  Basic                       $   0.47  $   0.29  $   0.34  $   0.05  $  (0.44)
                              ========  ========  ========  ========  ========
  Diluted                     $   0.46  $   0.29  $   0.34  $   0.05  $  (0.44)
                              ========  ========  ========  ========  ========
Shares used in computing per
 share amounts:
  Basic                         81,550    87,055    91,498    92,215    92,600
                              ========  ========  ========  ========  ========
  Diluted                       82,842    87,971    93,083    93,786    92,600
                              ========  ========  ========  ========  ========

*Share based compensation
 included in:
  Cost of revenues            $  1,540  $    159  $    535  $  1,104  $  7,354
  Research and development       3,341       161       723     1,604    11,430
  Selling, general and
   administrative                3,534       450     1,263     1,430    11,105

                                                December 31,
Balance Sheet Data:           ------------------------------------------------
(in thousands)                  2006      2005      2004      2003      2002
                              --------  --------  --------  --------  --------
  Working capital             $142,615  $165,180  $186,822  $195,026  $182,155
  Total assets                 300,273   319,540   334,146   337,439   330,675
  Long-term debt and other
   obligations                     453       475     2,047     8,179    19,237
  Total shareholders' equity   238,042   257,686   284,887   283,609   273,619

_____________
(1) Operating results for the year ended December 31, 2006, include
$2.9 million in revenues related to a patent license granted by Micrel to Monolithic Power Systems and $846,000 in accrued other expense related to a legal judgment against Micrel in a patent infringement suit with Linear Technology Corporation (see Note 11 of Notes to Consolidated Financial Statements). In addition, operating results for the year ended December 31, 2006, also include $714,000 in cost of revenues related to the settlement of a patent dispute with International Business Machines (see Note 14 of Notes to Consolidated Financial Statements). On January 1, 2006, Micrel adopted the provisions of SFAS No. 123R for recording share-based compensation. The Company's basic and diluted net income per share for 2006 was lower by $0.09 per share under SFAS No. 123R, than if the Company had continued to account for share-based compensation according to APB 25. (see Note 7 of Notes to Consolidated Financial Statements.)
(2) Operating results for the year ended December 31, 2005, include
$9.3 million in accrued litigation expense related to a jury verdict against Micrel in its suit against TRW Automotive and for TRW Automotive in its countersuit against Micrel (see Note 11 of Notes to Consolidated Financial Statements.)
(3) Net income for the year ended December 31, 2004, includes $6.3 million in net reversals of accrued income and payroll tax liabilities as a result of the completion of a federal tax audit (see Note 8 of Notes to Consolidated Financial Statements.)
(4) Operating results for the year ended December 31, 2002, include
$17.1 million in accelerated amortization of deferred stock compensation associated with options cancelled pursuant to an employee option exchange program. In addition, related to the closure of the Company's Santa Clara, California wafer fabrication facility, the Company recorded $5.5 million in restructuring expense and $23.4 million in manufacturing facility impairment expense (see Note 13 of Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Micrel designs, develops, manufactures and markets a range of high-performance analog power ICs, mixed-signal and digital ICs. These products address a wide range of end markets including cellular handsets, enterprise and portable computing, enterprise and home networking, wide area and metropolitan area networks and industrial equipment. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

   To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the years 2004 through 2006 have been provided.

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

   In the second quarter of 2005, the ongoing short lead time environment continued to cause customers to order only what was required for their short term needs. Second quarter order rates declined from first quarter levels primarily due to lower order amounts from the Company's distributors and certain customers serving the wireless handset end market. Bookings from the Company's major sell-through distributors declined from strong first quarter levels and were less than overall resales for the second quarter as distributors attempted to increase their inventory turns to improve their

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

return on working capital. In the wireless handset market, customers reduced both orders and production levels in coordination with efforts to reduce channel inventories of handsets. Second quarter 2005 net revenues of $62.1 million increased sequentially by 2%, but were 10% less than the net revenues of the year ago period. The Company continued to exercise pricing discipline for most of its products in an attempt to improve gross profit. Consequently, sales of certain products, such as those serving the SOHO Ethernet market and the low end personal computer market, declined resulting in a lower rate of revenue growth for the Company.

   Third quarter 2005 order rates increased substantially from second quarter levels, increasing sequentially in all geographic regions. Throughout the third quarter, customers continued to place orders with short delivery requirements, even as the aggregate order level increased. Order levels from the Company's distributors increased in the third quarter, returning to a level consistent with sales of Micrel's products to their end customers. Third quarter net revenues increased sequentially by 1% to $62.5 million, but were 8% below the revenue level of the year ago period.

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

   In 2005, the Company's gross margin improved continuously throughout the year, returning to levels recorded in the year 2000 despite significantly lower levels of revenue and capacity utilization. The increase in gross margin was in part, due to better pricing discipline, improved sales mix of higher margin products, ongoing manufacturing cost reductions and lower depreciation expense as a result of disciplined capital spending.

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

   In the second quarter of 2006, overall order rates moderated from the levels experienced in the first quarter. Orders from the Company's sell-through distributors declined in the second quarter of 2006 as compared to levels in the first quarter of 2006. Orders from direct OEM customers in the second quarter increased sequentially in both North America and Europe, while bookings from Asia-based OEM's decreased from the first quarter of 2006, primarily due to lower demand from customers serving the computing and handset end markets. Second quarter 2006 net revenues of $70.2 million increased by 3% sequentially and were 13% above the prior year period. The growth in net revenues continued to be led by demand from customers serving the wireline communications end market. This growth was partially offset by continued weakness in demand from Korean-based customers serving the wireless handset end market as they experienced a sequential decline in handset shipments during the second quarter.

   Second quarter 2006 gross margin of 57.3% declined by 1.2 percentage points as compared to the first quarter of 2006 but was up 5.5 percentage points from the 51.8% reported for the comparable period in 2005. The sequential decline in gross margin was primarily the result of normal fluctuations in sales mix and changes in inventory combined with a greater unfavorable impact from stock compensation expense. Operating margin of 19.7% was flat on a sequential basis and up from 1.3% in the second quarter of 2005. Operating income for the second quarters of 2006 and 2005 includes $935,000 and $9.3 million, respectively, in accrued litigation expense (see Note 11 of Notes to Consolidated Financial Statements.) The Company's on-hand inventories increased by $1.5 million on a sequential basis. The majority of the second quarter inventory growth was for purchased Ethernet product materials driven by increased customer demand coupled with long 3rd party foundry cycle times. Micrel's channel inventories at both Asia-based stocking representatives and sell-through distributors increased on a sequential basis in the second quarter. Resales of the Company's products through the distribution channel increased by approximately 10% in the second quarter of 2006, while sales through Asian-based stocking representatives were roughly flat in the second quarter. Overall inventory turns for Micrel's sell-through distributors and Asian-based stocking representatives remained within historical average levels at the end of the second quarter of 2006.

   In the third quarter of 2006, overall order rates declined on a sequential basis, primarily because the Company's sell-through distributors reduced orders and consumed backlog in an attempt to control inventory levels. Orders from direct OEM customers increased slightly on a sequential basis in the third quarter primarily due to higher bookings from customers serving the wireless handset and computing end markets, and increased foundry orders. Third quarter 2006 net revenues of $73.5 million increased by 5% sequentially and were 18% above the prior year period. Continued strength from the industrial end market, combined with a rebound in the Company's wireless handset business, led the product revenue growth in the third quarter. Third quarter resales of the Company's products through the distribution channel increased slightly in what is traditionally a seasonally slow period for North American and European distributors. Sales to the wireline communications markets slowed in the quarter after rapid growth in the first half of 2006. Third quarter net revenues included $2.9 million associated with a patent license that was previously under litigation.

   Third quarter 2006 gross margin of 58.6% matched the highest level in the Company's history. Operating profit was $18.1 million and operating margin improved to 24.6% of sales. The settlement of intellectual property matters,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

   During the fourth quarter of 2006 customers reduced inventory levels, which we believe was caused by uncertain demand for their end products and the perception that semiconductor components were readily available. Order rates were slightly lower than the third quarter, and remained below the level of fourth quarter revenues. Bookings from the Company's sell-through distributors rebounded during the fourth quarter, which we believe indicates that distributors inventories are in balance with end demand. Fourth quarter net revenues were $64.5 million, a decrease of 12% from third quarter revenues of $73.5 million and 1% lower than revenues of $65.1 million recorded in the
year-ago period.   The sequential decline in sales resulted primarily from
reduced demand from wireless handset manufacturers combined with lower distribution revenues and the absence of patent license revenue. Gross margin of 57.2% declined from the previous quarter primarily due to lower revenues and the impact of reduced manufacturing volumes leading to less absorption of fixed cost. Fourth quarter operating profit was $12.4 million or 19.2% of sales. The Company's inventory was flat on a sequential basis as the Company reduced manufacturing activity in response to reduced demand. Channel inventories also remained roughly flat from third quarter levels.

   Micrel's overall financial performance in 2006 was one of the best on an annual basis in the Company's history. Revenues of $276.3 million were the second highest annual amount ever recorded. Total sales increased by 10.4% over the $250.3 million posted in 2005. Gross margin of 57.9% improved for the fourth consecutive year and reached the highest level in the Company's history, exceeding previous peak levels recorded in the year 2000 when revenues were 25% higher than 2006. Income from operations of $57.8 million increased by 74% from the $33.1 million recorded in 2005. Operating margin improved to 20.9% from 13.3% in 2005.

   Year 2006 marked the 27th year out of Micrel's 28-year history that the Company was profitable. Year 2006 net income was $38.3 million, or $0.46 per diluted share, an increase of 50% from $25.4 million, or $0.29 per diluted share in 2005. Year 2006 net income and earnings per share were the second highest ever recorded by Micrel on an annual basis. Operating cash flow for the year of 2006 was $59 million. As of December 31, 2006, the Company maintained cash and short-term investment balances of $110 million.

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

   The Company derives a substantial portion of its net revenues from standard products. For 2006, 2005 and 2004 the Company's standard products sales accounted for 93%, 96%, and 96%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Critical Accounting Policies and Estimates

   The financial statements included in this Form 10-K and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements. The Company considers certain accounting policies related to revenue recognition, inventory valuation, share-based accounting, income taxes, and litigation to be critical to the fair presentation of its financial statements.

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

   Sales to OEM customers and Asian based stocking representatives are recognized based upon the shipment terms of the sale transaction when all other revenue recognition criteria have been met. The Company does not grant return rights, price protection or pricing adjustments to OEM customers. The Company offers limited contractual stock rotation rights to stocking representatives. In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain stocking representatives on an exception basis. At the time of shipment to OEMs and stocking representatives, an allowance for returns is established based upon historical return rates, and an allowance for price adjustments is established based on an estimate of price adjustments to be granted. Actual future returns and price adjustments could be different than the allowance established.

   The Company also maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an analysis of specific customer creditworthiness and historical bad debts experience. Actual future uncollectible amounts could exceed the doubtful accounts allowance established.

   Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records adjustments to write down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future demand for the Company's products is less than currently forecasted, additional inventory adjustments may be required. Once an inventory write-down provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and SEC Staff Accounting Bulletin 100 "Restructuring and Impairment Charges."

   Share-Based Compensation. Prior to fiscal 2006, the Company accounted for share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25. Effective January 1, 2006, Micrel adopted the provisions of SFAS No. 123R using the modified-prospective transition method. Under SFAS No. 123R share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations. To determine fair value, the Company uses the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend rate and risk free interest rate. In addition, SFAS No. 123R requires an estimate of expected forfeiture rates of stock grants and share-based compensation expense is to be only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.

   Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of December 31, 2006, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

   Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company has recently settled cases involving intellectual property claims (see
Note 11 of Notes to Consolidated Financial Statements). An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

Results of Operations

   The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

                                                   Years Ended December 31,
                                                 ----------------------------
                                                   2006      2005      2004
                                                 --------  --------  --------
Net revenues                                       100.0%    100.0%    100.0%
Cost of revenues                                    42.1      46.6      52.4
                                                 --------  --------  --------
  Gross profit                                      57.9      53.4      47.6
                                                 --------  --------  --------
Operating expenses:
  Research and development                          18.8      18.1      16.5
  Selling, general and administrative               17.7      18.4      15.0
  Restructuring expense                              0.1       --        0.2
  Acquisition expenses                                --       --        0.1
  Other operating expense                            0.4       3.7       --
                                                 --------  --------  --------
    Total operating expenses                        37.0      40.2      31.8
                                                 --------  --------  --------
Income from operations                              20.9      13.2      15.8
Other income, net                                    2.0       1.7       0.7
                                                 --------  --------  --------
Income before income taxes                          22.9      14.9      16.5
Provision for income taxes                           9.0       4.8       4.4
                                                 --------  --------  --------
Net income                                          13.9%     10.1%     12.1%
                                                 ========  ========  ========

   Net Revenues. Net revenues increased 10% to $276.3 million for the year ended December 31, 2006 from $250.4 million in 2005 due to increased standard product revenues and increased other products revenues.

   Standard product revenues increased 8% to $258.2 million, which represented 93% of net revenues for the year ended December 31, 2006, compared to $239.2 million and 96% of net revenues for 2005. These increases resulted primarily from increased shipments of standard products to the industrial, networking and high-speed communications end markets.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Other products revenues which consist primarily of custom and foundry products revenues and revenues from the license of patents, increased 62% to $18.1 million, which represented 7% of net revenues for the year ended December 31, 2006, compared to $11.2 million and 4% of net revenues for 2005. These increases partially resulted from a $2.9 million patent license included in 2006 combined with increased shipments of foundry and custom products.

   For the year ended December 31, 2005, net revenues decreased 3% to $250.4 million from $257.6 million in 2004 due to decreased standard product revenues. Standard product revenues decreased 3% to $239.2 million, which represented 96% of net revenues for the year ended December 31, 2005, compared to $246.6 million and 96% of net revenues for 2004. These decreases resulted primarily from decreased unit shipments of standard products to the high speed communications and networking end markets. Other product revenues increased 2% to $11.2 million, which represented 4% of net revenues for the year ended December 31, 2005, compared to $11.0 million and 4% of net revenues for 2004.

   Customer demand for semiconductors can change quickly and unexpectedly.
The Company's revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income.
 Because of the long cycle time to build its products, the Company's lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. During 2006, the Company averaged approximately 50% to 55% turns fill per quarter compared to approximately 55% to 60% turns fill per quarter during 2005.

   As noted in Item 1A "Risk Factors" and in the overview section of this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", a secular trend has developed over the last five years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. To deal with these market forces while maintaining reliable service levels, the Company and other semiconductor suppliers are carrying higher relative levels of inventory compared with historical averages prior to 2001. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

   International sales represented 70%, 75%, and 76% of net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. On a dollar basis, international sales increased 3% to $193.5 million for the year ended
December 31, 2006 from $187.2 million for the comparable period in 2005. These increases resulted primarily from increased shipments of high speed communications products primarily in Europe.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Share-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. The Company's results of operations for the year ended December 31, 2006 were impacted by the recognition of non-cash expense related to the fair value of share-based compensation awards. During 2006, Micrel recorded $8.4 million in pre-tax share-based compensation expense, of which $1.5 million is included in cost of revenues, $3.3 million is included in research and development expense and $3.5 million is included in sales, general and administrative expense.

   Prior to January 1, 2006, the Company accounted for share-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". During the years 1996 through December 2001, certain of the Company's option pricing practices resulted in stock compensation expense under APB No. 25. In addition, the Company assumed certain stock options granted to employees of Kendin Communications in connection with the acquisition of Kendin Communications in 2001 which were compensatory under APB No. 25. For the years ended December 31, 2005 and 2004, total amortization of deferred stock compensation was $770,000 and $2.5 million, respectively.

   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin increased to 58% for the year ended December 31, 2006 from 53% for the year ended December 31, 2005. The increases in gross margin resulted primarily from a greater sales mix of higher margin products combined with decreased depreciation, decreased wafer fabrication costs and decreased external assembly and test costs, which were partially offset by increased share-based compensation costs due to the adoption of SFAS No. 123R. Depreciation and amortization as a percent of sales declined to 6.3% for the year ended December 31, 2006 as compared to 8.0% for 2005. This reduction in depreciation was primarily due to existing equipment becoming fully depreciated, which was partially offset by additional depreciation on new equipment purchases. In addition, included in gross profit for the year ended December 31, 2006 is $2.9 million in net revenues for a patent license (see Note 11 of Notes to Consolidated Financial Statements), which is partially offset by a $714,000 charge to cost of revenues related to the settlement of a patent dispute (see
Note 11 of Notes to Consolidated Financial Statements.)

   For the year ended December 31, 2005, the Company's gross margin increased to 53% from 48% for the year ended December 31, 2004. The increase in gross margin resulted primarily from a greater sales mix of higher margin products combined with decreased depreciation, decreased wafer fabrication costs and decreased external assembly and test costs. In addition, gross profit for the year ended December 31, 2004 includes the reversal of $1.1 million of accrued payroll tax liabilities, recorded in the second quarter of 2004, associated with the conclusion of a tax audit (see Note 8 of Notes to Consolidated Financial Statements). Depreciation and amortization (excluding amortization of deferred stock compensation) as a percent of sales declined to 8.0% for the year ended December 31, 2005 from 9.6% for the same period in 2004.

   Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 19% and 18% for the years ended December 31, 2006 and 2005, respectively. On a dollar basis, research and development expenses increased $6.8 million or 15% to $52.1 million for the year ended December 31, 2006 from $45.2 million in 2005. These increases were primarily due to increased share-based compensation costs due to the adoption of SFAS No. 123R combined with increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   For the year ended December 31, 2005, research and development expenses increased $2.8 million or 6% to $45.2 million from $42.5 million in 2004. This increase was primarily due to increased prototype fabrication costs combined with increased staffing costs, which was partially offset by decreased depreciation costs. In addition, 2004 included a benefit of $1.7 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit (see Note 8 of Notes to Consolidated Financial Statements).

   Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 18% for both of the years ended December 31, 2006 and 2005. On a dollar basis, selling, general and administrative expenses increased $2.9 million or 6% to $49.0 million for the year ended December 31, 2006 from $46.2 million for the comparable period in 2005. These increases were primarily due to increased share-based compensation costs due to the adoption of SFAS No. 123R and increased staffing costs, including salaries and sales commissions, which were partially offset by decreased outside legal costs.

   For the year ended December 31, 2005 selling, general and administrative expenses increased $7.6 million or 20% to $46.2 million from $38.6 million for the comparable period in 2004. The increase was principally attributable to increased outside legal costs, primarily associated with litigation activity, combined with increased staffing costs. In addition, 2004 included a benefit of $1.1 million from the reversal of accrued payroll tax liabilities associated with the conclusion of a tax audit. (see Note 8 of Notes to Consolidated Financial Statements).

   Purchased in-process technology. In 2004, Micrel acquired 100% of the outstanding common stock and options to purchase common stock of BlueChip, in a cash-for-stock transaction. Micrel paid approximately $2 million in cash and incurred approximately $300,000 in direct acquisition costs for the outstanding BlueChip securities and options. The purchase cost allocation, as adjusted for the final determination of certain contingent consideration, resulted in $1.7 million of the purchase cost allocated to intangible assets.
 Of that amount, $303,000 was expensed during the year ended December 31, 2004 to purchased in-process technology, which had not reached technological feasibility and had no alternative future. The remaining $1.4 million in intangible assets are included in intangible assets in the accompanying consolidated balance sheets and are being amortized on a straight line basis over their useful lives of three to five years (see note 2 of Notes to Consolidated Financial Statements).

   Restructuring Expense. In September 2002, the Company approved a plan to close its Santa Clara, California wafer fabrication facility to reduce costs and improve operating efficiencies. During 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, CA facilities. As of December 31, 2006, the remaining restructuring accrual related to this facility closure was $1.6 million (see Note 13 of Notes to Consolidated Financial Statements) and is classified as other current liabilities. Actual future costs may be different than these estimates and would require an adjustment to restructuring expense in the period such determination is made.

   Other Operating Expense. Other operating expenses in 2006 consist primarily of accrued costs related to the settlement of patent infringement lawsuits (see Note 11 of Notes to Consolidated Financial Statements).

   During the year ended December 31, 2005, the Company recorded $9.3 million in other operating expense related to a jury verdict against Micrel in its suit against TRW Automotive and for TRW Automotive in its countersuit against Micrel. (see Note 11 of Notes to Consolidated Financial Statements).

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Other Income, Net. Other income, net reflects interest income from investments in short-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to accrued litigation liabilities. Other income, net increased $1.2 million to $5.4 million for the year ended December 31, 2006 from $4.2 million for the comparable period in 2005. These increases were primarily due to an increase in average interest rates and returns on investment balances, which was partially offset by increased accrued interest expense related to accrued litigation liabilities.

   For the year ended December 31, 2005 other income, net increased by $2.5 million to $4.2 million from $1.7 million in 2004. The increase was primarily due to an increase in the average interest rate earned on investment of cash and short term investment balances.

   Provision for Income Taxes. For the year ended December 31, 2006, the provision for income taxes was $24.9 million or 39.4% of income before taxes as compared to $11.9 million or 32% of income before taxes for the comparable period in 2005. The tax rate increase is due primarily to the effects of nondeductible share-based compensation expense combined with a reduced impact of federal qualified production activity deductions and federal and state research and development credits due to significantly increased income before tax in 2006. The provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of nondeductible share-based compensation expense, state income taxes, state research and development credits, and federal qualified production activity deductions.

   For the year ended December 31, 2004, the provision for income taxes was $11.2 million or 26% of income before taxes. The income tax provision for 2004 was based on the Company's estimated annual statutory tax rate of 35% of pretax income, reduced by a $3.8 million reversal of accrued income tax liabilities in the second quarter of 2004, as a result of the completion of a federal income tax audit (see Note 8 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

   Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2006, consisted of cash and short-term investments of $107.3 million and a $6.0 million revolving line of credit from a commercial bank under which the Company could borrow $5.1 million (see Note 6 of Notes to Consolidated Financial Statements).

   Associated with the acquisition of BlueChip, the Company has $80,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.

   The Company generated $59.0 million in cash flows from operating activities for the year ended December 31, 2006, which was primarily attributable to net income after adding back non-cash activities of $62.7 million (consisting primarily of $17.2 million in depreciation and amortization and $8.4 million in share-based compensation) combined with a $4.4 million decrease in accounts receivable and a $7.6 million increase in deferred income on shipments to distributors, which were partially offset by $6.5 million increase in inventories, a $2.1 million increase in prepaid expenses and other assets combined with a $4.9 million decrease in income taxes payable and a $3.1 million decrease in accounts payable.

   For the year ended December 31, 2005, cash flows provided by operating activities of $57.7 million were primarily attributable to net income after adding back non-cash activities of $41.6 million (consisting primarily of $20 million in depreciation offset in part by a $6.8 million increase in deferred

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

income taxes) combined with a $5.3 million decrease in inventories, a $4.3 million increase in accounts payable, a $7.3 million increase in other accrued liabilities and a $2.1 million increase in accrued compensation, which were partially offset by a $3.5 million increase in accounts receivables.

   The Company generated $12.4 million of cash from investing activities during the year ended December 31, 2006, which was primarily comprised of $33.4 million from the net proceeds from the sale of short-term investments, which was partially offset by $16.8 million in purchases of property, plant and equipment, $1.6 million in purchases of intangible assets and $2.6 million increase in restricted cash (see Note 1 of Notes to Consolidated Financial Statements).

   For the year ended December 31, 2005, the Company used cash of $14.3 million in investing activities comprised of $14.4 million in purchases of property, plant and equipment, which was partially offset by net proceeds of $115,000 from the sale of short-term investments.

   The Company used $67.3 million of cash in financing activities during the ended December 31, 2006, primarily for the repurchase of $71.5 million of the Company's common stock, which was partially offset by $4.1 million in proceeds from employee stock transactions.

   Cash used by financing activities during the year ended December 31, 2005 of $56.6 million was the result of $63.4 million used to repurchase 6,065,300 shares of common stock which was partially offset by proceeds from the issuance of common stock through employee stock transactions of $6.9 million.

   The Company currently intends to spend approximately $20 million to $30 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $50 million of its common stock through December 31, 2007. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for the next twelve months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Recently Issued Accounting Standards

   Please refer to the caption "New Accounting Standards" within Note 1 of Notes to Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.


Contractual Obligations and Commitments

   As of December 31, 2006, the Company had the following contractual obligations and commitments (in thousands):

                                           Payments Due By Period
                               ------------------------------------------------
                                        Less than    1-3       4-5      After 5
                                Total     1 Year    Years     Years      Years
                               --------  --------  --------  --------  --------
Long-term debt (see Note 6
 of Notes to Consolidated
 Financial Statements)         $     80  $     80  $    --   $    --   $    --
Operating leases (see Note 9
 of Notes to Consolidated
 Financial Statements)            6,392     1,844     2,959     1,589       --
Accrued litigation liability
(see Note 11 of Notes to
Consolidated Financial
Statements)                       9,282     9,282       --        --        --
Open purchase orders             22,700    22,700       --        --        --
                               --------  --------  --------  --------  --------
Total                          $ 38,454  $ 33,906  $  2,959  $  1,589  $    --
                               ========  ========  ========  ========  ========

   Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

   Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at December 31, 2006 and there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

   The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 2006, the Company held $15.1 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified as long-term. The short-term investments held at December 31, 2006 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2006, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

   At December 31, 2006, the Company held an insignificant amount of fixed-rate long-term debt subject to interest rate risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements are set forth on pages 39 through 70 and supplementary data are set forth on pages 71 through 72, which follow Item 15.


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

   Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

Management's Report on Internal Control Over Financial Reporting

   The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
 Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in the report entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in "Internal Control - Integrated Framework," management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

   There has been no change in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

   None.

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

   The information concerning the directors and officers of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders under the captions "Election of Directors" and "Certain Information with Respect to Executive Officers," respectively, and is incorporated herein by reference. There have been no material changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors.

   The Company has an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and "audit committee financial experts" is incorporated by reference from the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders under the caption, "Committees and Meetings of the Board of Directors."

   The information concerning compliance with Section 16(a) of the Exchange Act is included in the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders under the caption "Section 16(A) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

   On February 16, 2007, at a special meeting, the Board of Directors of Micrel, Inc. elected Neil J. Miotto to serve on the Company's Board of Directors, effective immediately. Mr. Miotto will replace Mr. George Kelly, who resigned from the Board on February 9, 2007. For approximately the past year, the Nominating Committee has been conducting a search for, and has identified, qualified candidates to serve on the Board and its committees.


ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this item concerning executive compensation is included under the captions "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

   The information required by this item concerning compensation committee interlocks and insider participation is included under the captions "Compensation Committee Interlocks And Insider Participation" in the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

   The information required by this item concerning the Compensation Committee Report is included in the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders. Such information shall be deemed "furnished" and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed incorporated by reference into any filing of the Company as a result of furnishing the disclosure in this manner.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED SHAREHOLDER MATTERS

   The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

   The information required by this item is included under the captions "Certain Transactions" and "Director Independence" in the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

   The information required by this item is included under the caption "Independent Registered Public Accounting Firm" in the Company's Proxy Statement to be filed in connection with the Company's 2007 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   The following documents are filed as part of this Report:
   (a) 1. Financial Statements.    The following financial statements of
          the Company and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Report on the pages indicated:

                                                                          Page
                                                                          ----
          Report of Independent Registered Public Accounting Firm           40
          Consolidated Balance Sheets as of December 31, 2006 and 2005 42 Consolidated Statements of Operations for the Years Ended
           December 31, 2006, 2005 and 2004                                 43
          Consolidated Statements of Shareholders' Equity and
           Comprehensive Income for the Years Ended December 31,
           2006, 2005 and 2004                                              44
          Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2006, 2005 and 2004                                 45
          Notes to Consolidated Financial Statements                        46

       2. Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2006, 2005 and 2004, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

          Schedule                Title                                   Page
          --------                -----                                   ----
             II        Valuation and Qualifying Accounts                    72

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders' of Micrel, Incorporated:

We have completed integrated audits of Micrel, Incorporated's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Micrel, Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, Management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on Management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating Management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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



PricewaterhouseCoopers LLP
San Jose, CA
February 28, 2007

                             MICREL, INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2006 AND 2005
                     (In thousands, except share amounts)
______________________________________________________________________________

                                                           2006        2005
                                                        ---------   ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $  92,259   $  88,130
  Restricted cash                                           2,629         --
  Short-term investments                                   15,050      48,433
  Accounts receivable, less allowances:
   2006, $4,596; 2005, $4,144                              31,092      35,524
  Inventories                                              37,183      30,419
  Prepaid expenses and other                                3,084       1,919
  Deferred income taxes                                    23,096      22,134
                                                        ---------   ---------
    Total current assets                                  204,393     226,559

PROPERTY, PLANT AND EQUIPMENT, NET                         78,665      77,554
INTANGIBLE ASSETS, NET                                      4,714       4,752
DEFERRED INCOME TAXES                                      11,158      10,264
OTHER ASSETS                                                1,343         411
                                                        ---------   ---------
TOTAL                                                   $ 300,273   $ 319,540
                                                        =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                      $  17,429   $  20,552
  Accrued compensation                                      7,587       6,951
  Accrued commissions                                       1,435       1,480
  Income taxes payable                                        --        4,939
  Other accrued liabilities                                13,542      13,241
  Deferred income on shipments to distributors             21,705      14,069
   Current portion of long-term debt                           80         147
                                                        ---------   ---------
    Total current liabilities                              61,778      61,379

DEFERRED RENT                                                 453         475
COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value -
   authorized: 5,000,000 shares;
   issued and outstanding: none                               --          --
  Common stock, no par value -
   authorized: 250,000,000 shares;
   issued and outstanding:
   2006 - 78,078,211; 2005 - 84,646,680                    15,585      73,848
  Deferred share-based compensation                           --         (294)
  Accumulated other comprehensive loss                        (35)        (52)
  Retained earnings                                       222,492     184,184
                                                        ---------   ---------
    Total shareholders' equity                            238,042     257,686
                                                        ---------   ---------
TOTAL                                                   $ 300,273   $ 319,540
                                                        =========   =========

The accompanying notes are an integral part of these consolidated financial statements

                             MICREL, INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                   (In thousands, except per share amounts)
______________________________________________________________________________

                                                 2006       2005       2004
                                              ---------  ---------  ---------
NET REVENUES                                  $ 276,307  $ 250,356  $ 257,551
COST OF REVENUES(1)                             116,201    116,564    134,854
                                              ---------  ---------  ---------
GROSS PROFIT                                    160,106    133,792    122,697
                                              ---------  ---------  ---------

OPERATING EXPENSES:
  Research and development(1)                    52,074     45,231     42,473
  Selling, general and administrative(1)         49,016     46,159     38,590
  Purchased in-process technology                   --         --         303
  Restructuring expense                             269        --         584
  Other operating expense                           966      9,282        --
                                              ---------  ---------  ---------
    Total operating expenses                    102,325    100,672     81,950
                                              ---------  ---------  ---------
INCOME FROM OPERATIONS                           57,781     33,120     40,747
                                              ---------  ---------  ---------

OTHER INCOME:
  Interest income                                 5,978      4,513      2,167
  Interest expense                                 (634)      (345)      (313)
  Other income (expense), net                        59         12       (142)
                                              ---------  ---------  ---------
    Total other income, net                       5,403      4,180      1,712
                                              ---------  ---------  ---------
INCOME BEFORE INCOME TAXES                       63,184     37,300     42,459
PROVISION FOR INCOME TAXES                       24,876     11,942     11,206
                                              ---------  ---------  ---------
NET INCOME                                    $  38,308  $  25,358  $  31,253
                                              =========  =========  =========

NET INCOME PER SHARE:
  Basic                                       $    0.47  $    0.29  $    0.34
                                              =========  =========  =========
  Diluted                                     $    0.46  $    0.29  $    0.34
                                              =========  =========  =========
WEIGHTED-AVERAGE SHARES USED IN COMPUTING
 PER SHARE AMOUNTS:
   Basic                                         81,550     87,055     91,498
                                              =========  =========  =========
  Diluted                                        82,842     87,971     93,083
                                              =========  =========  =========

(1) Share- based compensation included in:
      Cost of revenues                        $   1,540  $     159  $     535
      Research and development                    3,341        161        723
      Selling, general and administrative         3,534        450      1,263

The accompanying notes are an integral part of these consolidated financial statements

                                                                MICREL, INCORPORATED
                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              AND COMPREHENSIVE INCOME
                                                    YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                        (In thousands, except share amounts)
_________________________________________________________________________________________________________________________________
                                                                                Accumulated                              Compre-
                                                 Common Stock      Deferred        Other                     Total       hensive
                                          ---------------------   Share-Based  Comprehensive   Retained  Shareholders'    Income
                                             Shares     Amount   Compensation  Income(Loss)    Earnings     Equity        (Loss)
                                          -----------  --------  ------------  -------------  ---------  -------------  ---------
Balances, December 31, 2003                92,522,513  $160,015    $ (3,954)      $    (25)    $127,573     $283,609
Net income                                        --        --          --             --        31,253       31,253     $ 31,253
Other comprehensive loss,
 Change in net unrealized
 Losses from investments                                                               (60)                      (60)         (60)
                                                                                                                         --------
Comprehensive income                                                                                                     $ 31,193
                                                                                                                         ========
Deferred share-based compensation, net            --       (315)      2,836            --           --         2,521
Repurchase of common stock                 (3,538,000)  (39,388)        --             --           --       (39,388)
Employee stock transactions                   841,481     6,779         --             --           --         6,779
Tax effect of employee stock transactions         --        173         --             --           --           173
                                          -----------  --------    --------       --------     --------     --------
Balances, December 31, 2004                89,825,994   127,264      (1,118)           (85)     158,826      284,887
Net income                                        --        --          --             --        25,358       25,358     $ 25,358
Other comprehensive loss,
 Change in net unrealized
 Losses from investments                                                                33                        33           33
                                                                                                                         --------
Comprehensive income                                                                                                     $ 25,391
                                                                                                                         ========
Deferred share-based compensation, net            --        (54)        824            --           --           770
Repurchase of common stock                  6,065,300)  (63,399)        --             --           --       (63,399)
Employee stock transactions                   885,986     6,949         --             --           --         6,949
Tax effect of employee stock transactions         --      3,088         --             --           --         3,088
                                          -----------  --------    --------       --------     --------     --------
Balances, December 31, 2005                84,646,680    73,848        (294)           (52)     184,184      257,686
Net income                                        --        --          --             --        38,308       38,308     $ 38,308
Other comprehensive loss,
 Change in net unrealized
 Losses from investments                                                                17                        17           17
                                                                                                                         --------
Comprehensive income                                                                                                     $ 38,325
                                                                                                                         ========
Reversal of deferred share-based
 compensation upon adoption of
 SFAS No.123(R)                                            (294)        294            --           --           --
Share-based compensation, net                     --      8,640         --             --           --         8,640
Repurchase of common stock                 (6,714,479)  (71,513)        --             --           --       (71,513)
Escrow shares cancelled                      (400,050)      --          --             --           --           --
Employee stock transactions                   546,060     4,120         --             --           --         4,120
Tax effect of employee stock transactions         --        784         --             --           --           784
                                          -----------  --------    --------       --------     --------     --------
Balances, December 31, 2006                78,078,211  $ 15,585    $    --        $    (35)    $222,492     $238,042
                                          ===========  ========    ========       ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements


                             MICREL, INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                (In thousands)
______________________________________________________________________________
                                                  2006       2005       2004
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $  38,308  $  25,358  $  31,253
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                 17,291     19,952     24,828
    Share-based compensation                       8,415        770      2,521
    Tax benefit on the exercise of employee
     stock options                                   784        --         --
    Excess tax benefits associated with
     stock compensation                             (206)       --         --
    Purchased in-process technology                  --         --         303
    Loss on disposal of assets                        11        140        283
    Deferred rent                                    (22)      (100)       (14)
    Deferred income taxes                         (1,856)    (6,773)    11,592
    Changes in operating assets and liabilities,
     net of effects of an acquisition:
      Accounts receivable                          4,432     (3,469)     1,703
      Inventories                                 (6,539)     5,325     (4,456)
      Prepaid expenses and other assets           (2,097)       615       (156)
      Accounts payable                            (3,123)     4,277      2,967
      Accrued compensation                           636      2,052       (388)
      Accrued commissions                            (45)       188        (10)
      Income taxes payable                        (4,939)     3,067     (2,494)
      Other accrued liabilities                      301      7,267         18
      Other non-current accrued liabilities          --      (1,389)    (2,921)
      Deferred income on shipments to
       distributors                                7,636        421      1,376
                                               ---------  ---------  ---------
      Net cash provided by operating activities   58,987     57,701     66,405
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in restricted cash                       (2,629)       --         --
  Purchases of property, plant and equipment     (16,774)   (14,418)   (16,917)
  Purchase of intangible assets                   (1,601)       --      (1,030)
  Purchases of short-term investments            (18,090)   (74,620)   (57,575)
  Proceeds from sales and maturities
   of investments                                 51,490     74,735      9,000
  Purchase of BlueChip Communications, net
   of cash acquired                                  --         --      (2,033)
                                               ---------  ---------  ---------
      Net cash provided (used) in investing
       activities                                 12,396    (14,303)   (68,555)
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                 (67)      (100)    (4,018)
  Proceeds from the issuance of common stock       4,120      6,949      6,779
  Repurchase of common stock                     (71,513)   (63,399)   (39,388)
  Excess tax benefits associated with
   stock compensation                                206        --         --
                                               ---------  ---------  ---------
      Net cash used in financing activities      (67,254)   (56,550)   (36,627)
                                               ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  4,129    (13,152)   (38,777)
CASH AND CASH EQUIVALENTS - Beginning of year     88,130    101,282    140,059
                                               ---------  ---------  ---------
CASH AND CASH EQUIVALENTS - End of year        $  92,259  $  88,130  $ 101,282
                                               =========  =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                   $      86  $     345  $     313
                                               =========  =========  =========
    Income taxes                               $  31,695  $  15,952  $   2,184
                                               =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements

                              MICREL, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 2006, 2005 and 2004

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

Basis of Presentation - The accompanying consolidated financial data has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and is in conformity with U.S. generally accepted accounting principles ("US GAAP".)

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Micrel, Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for doubtful accounts receivable, allowances for product returns and price adjustments, provision for obsolete and slow moving inventory, share-based compensation, income taxes, litigation and accrual for other liabilities. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with remaining maturities of three months or less to be cash equivalents.

Restricted Cash - During the first quarter of 2006, the Company elected to post a surety bond to stay payment of potential damages and interest arising from a judgment awarded to TRW by a jury during 2005 (see Note 6 and Note 11). As collateral for the surety bond, the Company placed $2.6 million in a registered pledge account. The amount pledged is classified as Restricted Cash in the Company's Consolidated Balance Sheet, and is invested in high quality, short-term investment securities consistent with the Company's cash investment policy. The interest earned on the pledged amount accrues to the benefit of the Company.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

Investments - Short-term investments consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at December 31, 2006 and 2005 is as follows (in thousands):

                                                        Unrealized   Unrealized
                                 Amortized    Market      Holding     Holding
                                   Cost        Value       Gains      Losses
                                ----------  ----------  ----------  -----------
Short-term investments at
 December 31, 2006               $  15,085   $  15,050    $    --     $     35

Short-term investments at
 December 31, 2005               $  48,485   $  48,433    $    --     $     52

As of December 31, 2006, all maturities of debt securities are less than one year.

Certain Significant Risks and Uncertainties - Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, bank certificates of deposit, money market funds and auction rate securities and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2006, three customers accounted for 20%, 13% and 12% of total accounts receivable. At December 31, 2005, three customers accounted for 18%, 15% and 15% of total accounts receivable. For the year ended
December 31, 2006 three customers accounted for 13%, 12% and 10%, respectively, of the Company's net revenues. For the year ended
December 31, 2005 three customers, accounted for 14%, 12% and 12%, respectively, of the Company's net revenues. For the year ended
December 31, 2004 three customers accounted for 13%, 12% and 12%, respectively, of the Company's net revenues.

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

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

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records adjustments to write down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. Once an inventory write-down provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100 "Restructuring and Impairment Charges."

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

Intangible Assets - In accordance with SFAS No. 142, beginning January 1, 2002, goodwill is no longer amortized, but is reviewed at least annually for impairment. The Company has no goodwill. The Company applies the provisions of SFAS No. 144 in evaluating whether any impairment indicators exist for intangible assets and has determined that its intangible assets were not impaired at December 31, 2006 and 2005. Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Components of intangible assets were as follows (in thousands):

                                   As of December 31, 2006            As of December 31, 2005
                              --------------------------------    -------------------------------
                                Gross                    Net       Gross                   Gross
                              Carrying   Accumulated  Carrying   Carrying  Accumulated   Carrying
                               Amount   Amortization   Amount     Amount   Amortization   Amount
                              --------  ------------  --------   --------  ------------  --------
Developed and core technology $  8,718    $  8,078    $    640   $   8,718   $  7,626    $  1,092
Patents and tradename           10,318       6,244       4,074       8,717      5,084       3,633
Customer relationships           1,455       1,455         --        1,455      1,428          27
                              --------    --------    --------    --------   --------    --------
                              $ 20,491    $ 15,777    $  4,714    $ 18,890   $ 14,138    $  4,752
                              ========    ========    ========    ========   ========    ========

Total intangible amortization expense for the year ended December 31, 2006 was $1.6 million, for the year ended December 31, 2005 was $1.6 million and for the year ended December 31, 2004 was $1.8 million. Estimated future intangible amortization expense for intangible assets as of December 31, 2006, is expected to be approximately $1.7 million in 2007 and 2008, $828,000 in 2009, and $254,000 in 2010 and 2011.

In September 2006, Micrel entered into a Patent License Agreement with International Business Machines Corporation ("IBM"). Pursuant to the Agreement, Micrel recorded $1.3 million as an intangible asset which is being amortized to cost of revenues on a straight-line basis over its estimated useful life of approximately 5 years.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

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

Sales to OEM customers and Asian based stocking representatives are recognized based upon the shipment terms of the sale transaction when all other revenue recognition criteria have been met. The Company does not grant return rights, price protection or pricing adjustments to OEM customers. The Company offers limited contractual stock rotation rights to stocking representatives. In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain stocking representatives on an exception basis. At the time of shipment to OEMs and stocking representatives, an allowance for returns is established based upon historical return rates, and an allowance for price adjustments is established based on an estimate of price adjustments to be granted.

The Company's accounts receivables balances represent trade accounts receivables which have been recorded at invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

analysis of specific customer creditworthiness and historical bad debts experience.

Litigation - An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

Warranty Costs - The Company warrants products against defects for a period of up to 30 days. The majority of Micrel's product warranty claims are settled through the return of defective product and the reshipment of replacement product. Warranty returns are included in Micrel's allowance for returns, which is based on historical return rates. Actual future returns could be different than the returns allowance established. In addition, Micrel accrues a liability for specific warranty costs that are expected to be settled other than through product return and replacement. As of December 31, 2006 and 2005, accrued warranty expense was $47,000 and $162,000, respectively. Future actual warranty costs may be different from the accrued warranty expense.

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

Advertising Expenses - The Company expenses advertising costs as incurred. Advertising expenses for fiscal 2006, 2005 and 2004 were $2.1 million, $1.8 and $1.6 million respectively.

Income Taxes - Deferred tax assets and liabilities result from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $23.1 million and net long-term deferred tax assets of $11.2 million as of December 31, 2006. The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for anticipated tax audit issues based on its estimate of whether, and the extent to which, additional taxes may be due.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

Share-based Compensation - As of January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, ("SFAS 123(R)"), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R) (see Note 7). Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations to account for awards of share-based compensation granted to employees.

Net Income per Share - Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. Reconciliation of weighted-average shares used in computing earnings per share is as follows (in thousands):

                                                   Years Ended December 31,
                                                 ----------------------------
                                                   2006      2005      2004
                                                 --------  --------  --------
Weighted-average common shares outstanding         81,550    87,055    91,498
Dilutive effect of stock options outstanding,
 using the treasury stock method                    1,292       916     1,585
                                                 --------  --------  --------
Shares used in computing diluted earnings
 per share                                         82,842    87,971    93,083
                                                 ========  ========  ========

For the years ended December 31, 2006, 2005 and 2004, 5.7 million, 7.2 million and 4.9 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they are anti-dilutive.

Fair Value of Financial Instruments - Financial instruments included in the Company's consolidated balance sheets at December 31, 2006 and 2005, consist of cash, cash equivalents, accounts receivable, accounts payable and short-term investments. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of short-term investments are based on quoted market prices.

New Accounting Standards - In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". FIN No. 48 prescribes a two-step process to determine the amount of benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN No. 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, "Accounting Changes and Error
Corrections - a replacement of APB No. 20 and FASB Statement No. 3," for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 had no effect on the Company's consolidated financial statements.

In September 2006, the FASB issued Statement 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its financial position and results of operations.


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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

targets were not achieved by the BlueChip operations and accordingly, was reversed in the fourth quarter of 2004.

A summary of the purchase price allocation recorded as of the acquisition date, and then as adjusted for the final determination of the contingent consideration is as follows (in thousands):

                                               Allocation of Purchase Price for
                                                   BlueChip Communications
                                               --------------------------------
                                                Initially    Adjusted for Final
                                               Recorded at      Determination
                                               Acquisition      of Contingent
                                                   Date         Consideration
                                               -----------   ------------------
Current assets                                   $  1,117         $  1,117
Equipment and other, net                               44               28
Deferred tax assets                                   440              440
Intangible assets, purchased in-process
 technology                                           480              303
Intangible assets, core technology                  1,714            1,075
Intangible assets, customer relationships             450              282
Liabilities assumed                                  (945)            (945)
                                                 --------         --------
Acquisition cost                                 $  3,300         $  2,300
                                                 ========         ========

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

In addition, Micrel has recorded an intangible asset of $800,000 for the license of certain developed technology pursuant to a pre-acquisition development and license agreement which was entered into with BlueChip in 2001. This intangible asset was amortized to cost of revenues over its estimated useful life of five years.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

3.   INVENTORIES

Inventories at December 31 consist of the following (in thousands):

                                                         2006        2005
                                                       --------    --------
Finished goods                                         $ 16,062    $ 12,472
Work in process                                          19,430      17,044
Raw materials                                             1,691         903
                                                       --------    --------
                                                       $ 37,183    $ 30,419
                                                       ========    ========


4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following (in thousands):

                                                         2006        2005
                                                       --------    --------
Manufacturing equipment                                $172,537    $164,240
Land                                                      6,636       6,635
Buildings and improvements                               43,050      42,541
Leasehold  improvements                                     636         739
Office furniture and research equipment                  12,356      11,765
                                                       --------    --------
                                                        235,215     225,920
Accumulated depreciation and amortization              (156,550)   (148,366)
                                                       --------    --------
                                                       $ 78,665    $ 77,554
                                                       ========    ========

Depreciation expense for the years ended December 31, 2006 and 2005 and 2004 was $15.7 million, $18.3 million and $23.0 million, respectively.


5.   OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31 consist of the following
(in thousands):

                                                         2006        2005
                                                       --------    --------
Accrued current restructuring expenses                 $  1,574    $  1,759
Accrued workers' compensation and health insurance        1,339       1,343
Accrued litigation and related interest                  10,101       9,554
Other current accrued liabilities                           528         585
                                                       --------    --------
                                                       $ 13,542    $ 13,241
                                                       ========    ========


6.   BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at December 31, 2006, and there were $875,000 in standby letters of credit outstanding. The revolving line of credit agreement expires on June 30, 2007. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.25% at December 31, 2006), or the bank's revolving offshore rate, which approximates LIBOR (5.4% at December 31,

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

2006) plus 2.0%. The agreement contains certain restrictive covenants that include a restriction on the declaration and payment of dividends without the lender's consent. The Company was in compliance with all such covenants at December 31, 2006.

In February 2006, the Company posted a surety bond in the amount of $10.5 million in the United States District Court, Northern District of Ohio, to stay payment of potential damages and interest arising from a judgment awarded to TRW by a jury on July 26, 2005 (see Note 11). The Company is currently appealing the verdict. As collateral for the surety bond, the Company placed $2.6 million in a registered pledge account. The amount pledged is classified as Restricted Cash in the Company's Consolidated Balance Sheet (see Note 1).

Associated with the acquisition of BlueChip Communications, the Company has $80,000 outstanding in term notes payable to the Norwegian Industrial and Regional Development Fund.


7.   SHAREHOLDERS' EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2006. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Stock Repurchase Plan

In March 2005, the Board of Directors approved a $75 million share repurchase program for calendar year 2005. In November, 2005 the Company's Board of Directors adopted a new plan which authorized the repurchase of common stock up to a maximum value of $75 million during the period from January 1, 2006 through December 31, 2006. In August 2006, the Company's Board of Directors approved an increase to the amount previously approved for share repurchase in calendar year 2006 to $100 million. In November 2006, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2007. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans, employee stock purchase plan and 401(k) plan.

Stock Option Plans

Under the Company's 2003 Incentive Award Plan, 1994 Stock Option Plan and its 2000 Non-Qualified Stock Incentive Plan, 39,958,672 shares of Common Stock are authorized for issuance to employees. The 1994 Stock Option Plan and 2000 Non-Qualified Stock Incentive Plan provide that the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last trading day before the date of grant. The 2003 Incentive Award Plan provides that the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the date of grant. Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

the 2000 Non-Qualified Stock Incentive Plan are exercisable in 20% increments with the initial 20% vesting occurring six months after the date of grant and then in annual increments of 20% per year from the date of grant. The Company is not currently awarding option grants under the 2000 Non-Qualified Stock Incentive Plan. Options granted under the 2003 Incentive Award Plan and 1994 Stock Option Plan typically become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant. At December 31, 2006, 16,263,239 total shares were reserved for future issuance, of which 4,869,715 shares were available for future grants under the Option Plans.

Option activity under the Option Plans is as follows:

                                                                      Weighted
                                                                       Average
                                                            Number    Exercise
                                                          of Shares     Price
                                                         -----------  ---------
Outstanding, December 31, 2003 (7,353,219 exercisable
 at a weighted average price of $11.94 per share)         11,517,985  $ 12.72
  Granted                                                  1,665,000    12.43
  Exercised                                                 (607,989)    7.53
  Canceled                                                  (477,913)   15.04
                                                         -----------
Outstanding, December 31, 2004 (8,253,200 exercisable
 at a weighted average price of $12.76 per share)         12,097,083    12.85
  Granted                                                  1,840,200    10.62
  Exercised                                                 (683,661)    7.38
  Canceled                                                  (766,619)   15.62
                                                         -----------
Outstanding, December 31, 2005 (8,291,040 exercisable
 at a weighted average price of $13.08 per share)         12,487,003    12.65
  Granted                                                  1,758,550    12.18
  Exercised                                                 (530,363)    7.49
  Canceled                                                  (939,413)   13.62
                                                         -----------
Outstanding, December 31, 2006 (8,470,755 exercisable
 at a weighted average price of $13.23 per share)         12,775,777   $ 12.76
                                                         ===========

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the years ended December 31, 2006, 2005 and 2004 was $7.04, $6.86 and $8.45
per share, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2006, 2005 and 2004 was $2.5 million, $2.6 million and $3.2 million, respectively. During the years ended December 31, 2006, 2005 and 2004, the amount of cash received from the exercise of stock options was $4.0 million, $5.0 million and $4.6 million, respectively. The net tax benefit realized from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options was $784,000, $3.1 million and 173,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

Additional information regarding options outstanding as of December 31, 2006 is as follows:

             Stock Options Outstanding                 Options Exercisable
----------------------------------------------------  ----------------------
                                Weighted    Weighted               Weighted
                                 Average     Average                Average
                                Remaining   Exercise               Exercise
    Range of         Number    Contractual    Price     Number      Price
Exercise Prices   Outstanding  Life(yrs)    Per Share Exercisable  Per Share
----------------  -----------  -----------  --------  -----------  ---------
$ 1.18 to $ 7.50     993,181        2.1       $ 6.62     952,520     $ 6.60
$ 7.51 to $ 9.00     987,736        3.4         8.59     755,356       8.56
$ 9.01 to $10.50   2,644,851        5.7         9.62   1,432,806       9.45
$10.51 to $12.00   2,851,897        7.3        10.97   1,708,976      10.80
$12.01 to $13.50   1,482,085        5.6        12.84     883,097      12.98
$13.51 to $15.00   1,149,380        6.6        14.24     490,880      14.17
$15.01 to $20.00   1,484,850        5.1        17.31   1,105,390      17.82
$20.01 to $30.00     935,197        3.4        21.76     895,190      21.69
$30.01 to $49.50     246,600        3.6        39.49     246,540      39.49
                  ----------                           ---------
$ 0.47 to $49.50  12,775,777        5.4       $12.76   8,470,755     $13.23
                  ==========                           =========

As of December 31, 2006, the aggregate pre-tax intrinsic value (which is the amount by which the closing price of the Company's common stock at December 31, 2006 exceeded the exercise price of the options) of options outstanding and options exercisable was approximately $9.5 million and $
7.7 million, respectively. As of December 31, 2006, the estimated number of options exercisable and expected to vest was 11.8 million shares with an estimated aggregate intrinsic value of $9.1 million.

Accounting for Share-based Compensation -

Under SFAS No. 123R, share-based compensation costs for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company has utilized the Black-Scholes option pricing model to determine the fair value for stock option grants. The fair value of stock option grants issued from January 1, 2006 onwards are recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows.

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

The fair value of the Company's stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 2006       2005       2004
                                              ---------  ---------  ---------
Expected life (years)                            5.5          5         5
Stock volatility                                58.7%       76.9%     84.0%
Risk free interest rates                         4.9%        4.1%      3.4%
Dividends during expected terms                 none        none      none

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

The Company has never paid cash dividends, thus has assumed a 0% dividend yield.

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

The following table shows total share-based compensation expense recognized in the Consolidated Statement of Operations for 2006, pursuant to SFAS No. 123R and for 2005 and 2004 pursuant to APB 25 (in thousands):

                                                 2006       2005       2004
                                              ---------  ---------  ---------
Cost of revenues                              $   1,540  $     159  $     535
Research and development                          3,341        161        723
Selling, general and administrative               3,534        450      1,263
                                              ---------  ---------  ---------
  Pre-tax share-based compensation expense        8,415        770      2,521
Less income tax effect                              819        296        988
                                              ---------  ---------  ---------
Net share-based compensation expense          $   7,596  $     474  $   1,533
                                              =========  =========  =========

The Company's basic and diluted net earnings per share for 2006 was lower by $0.09 per share under SFAS No. 123R, than if the Company had continued to account for share-based compensation under APB 25. Total share-based

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

compensation cost capitalized as part of inventory as of December 31, 2006 was $225,000. At December 31, 2006, there was $16.4 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.9 years.

Beginning in 1996, the Company began to follow a practice of granting employee stock options on the date with the lowest closing price within the thirty-day period subsequent to the employee's date of hire (the "Thirty-Day Method"). The Company continued to utilize this method for the majority of grants, both for new hires and for replenishment grants to existing employees, until December 20, 2001. At that time, the Company determined that options granted using the Thirty-Day Method were compensatory under APB No 25, and discontinued use of the Thirty-Day Method thereafter. For financial reporting purposes, per APB No 25, the measurement date for determining compensation cost in stock option plans is the first date on which are known both (1) the number of shares that an individual is entitled to receive and (2) the option purchase price. Compensation cost is calculated for any difference between the option exercise price and the fair market value on the measurement date. When applying APB 25 to the Thirty-Day Method described above, the measurement date was the thirtieth day following a new-hire's commencement of employment, when the lowest price (the exercise price) within the first thirty days following employment commencement was known. Compensation expense related to options granted under the Thirty-Day Method was calculated based on the price difference between the exercise price and the closing price on the thirtieth day following a new-hire's commencement of employment multiplied by the number of options granted and recognized as expense over the vesting period (generally five years). The Company continued to recognize stock compensation expense for amortization of options granted under the Thirty-Day method through 2005.

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

Deferred stock compensation expense balances were recorded as a contra-equity amount and then amortized as a charge to operating results over the applicable vesting periods. As of December 31, 2005 total unamortized stock compensation related to the Thirty-Day Method and the Kendin Communication acquisition noted above was $294,000. Upon the adoption of SFAS No. 123R on January 1, 2006, the unamortized APB 25 stock compensation was reversed with a corresponding reduction to common stock.

Pro Forma Information under SFAS No. 123 for Periods Prior to SFAS No. 123R Adoption - As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company's stock option plans and shares issued under the employee stock purchase plan for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing model, amortization computed using the graded vesting method and forfeitures accounted for as they occurred:

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per-share amounts)            Years Ended December 31,
                                                         2005        2004
                                                       --------    --------
Net income as reported                                 $ 25,358    $ 31,253
Add:  share-based employee compensation expense
 included in reported net income, net of tax effects        474       1,533
Deduct:  share-based employee compensation expense
 determined under fair value based method, net of
 tax effects                                            (10,181)    (12,608)
                                                       --------    --------
Pro forma net income                                   $ 15,651    $ 20,178
                                                       ========    ========
Net income per share as reported:
  Basic                                                $   0.29    $   0.34
                                                       ========    ========
  Diluted                                              $   0.29    $   0.34
                                                       ========    ========
Pro forma net income per share:
  Basic                                                $   0.18    $   0.22
                                                       ========    ========
  Diluted                                              $   0.18    $   0.22
                                                       ========    ========

Employee Stock Purchase Plan

Under the Company's 1994 Employee Stock Purchase Plan (the "1994 ESPP"), as amended and restated as of January 1, 1996, eligible employees were permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Shares of Common Stock issued under the Purchase Plan were 202,325 in 2005 and 233,492 in 2004 at weighted average prices of $9.42 and $9.41, respectively. At December 31, 2005, there were 2,278,346 shares of Common Stock issued under the 1994 Employee Stock Purchase Plan. The 1994 ESPP terminated on January 1, 2006.

In May, 2006 the Company's shareholders approved a new Employee Stock Purchase Plan (the "2006 ESPP".) Under the terms of the 2006 ESPP, eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2,000,000 shares. Stock issued under the Purchase Plan during 2006 was 14,916 shares of Common Stock at weighted average prices of $9.61. The 2006 ESPP is considered non-compensatory under SFAS No. 123R.

Cancellation of Shares Held in Escrow

In July 2006, 400,050 shares of the Company's Common Stock which were held in an escrow account pursuant to a contract dispute, were returned to the Company and cancelled.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

8.   INCOME TAXES

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                                 2006       2005       2004
                                              ---------  ---------  ---------
Current:
  Federal                                     $  26,904  $  19,807  $     (27)
  State                                            (172)    (1,092)        81
                                              ---------  ---------  ---------
Total current                                    26,732     18,715         54
                                              ---------  ---------  ---------

Deferred:
  Federal                                        (3,609)    (7,452)    10,775
  State                                           1,753        679        377
                                              ---------  ---------  ---------
Total deferred                                   (1,856)    (6,773)    11,152
                                              ---------  ---------  ---------
Total provision                               $  24,876  $  11,942  $  11,206
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

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

                                                 2006       2005       2004
                                              ---------  ---------  ---------
Statutory federal income tax rate                 35%         35%       35%
Research and development credit                   (1)         (2)        -
Qualified production activities credit            (1)         (1)        -
State income taxes (net of federal income
 tax benefit)                                      2          (1)        1
Extraterritorial income exclusion                  -           -        (3)
Non-deductible stock compensation                  3           -         -
Effects of reversal of accrued income
 tax liabilities                                   -          (1)       (9)
Other                                              1           2         2
                                              ------      ------   -------
Effective tax rate                                39%         32%       26%
                                              ======      ======   =======

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.

Deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                                         2006        2005
                                                       --------    --------
Deferred tax assets:
  Accruals and reserves not currently deductible       $ 15,103    $ 14,573
  Deferred income                                         8,747       5,670
  Tax net operating loss and credit carryforwards        18,418      20,192
  Non-qualified stock compensation                        3,122       2,442
  Capitalized research and development                    1,534       1,832
                                                       --------    --------
Total deferred tax asset                                 46,924      44,709
                                                       --------    --------

Deferred tax liabilities:
  Depreciation                                           (5,534)     (4,562)
  State income taxes                                     (7,136)     (7,749)
                                                       --------    --------
Total deferred tax liability                            (12,670)    (12,311)
                                                       --------    --------
Net deferred tax asset (current and non-current)       $ 34,254    $ 32,398
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

Included in net deferred assets are net operating loss and credit carryforwards. Due to the Company's acquisition of Synergy, the Company has available pre-ownership change federal net operating loss carryforwards of approximately $5.9 million which will expire in the years 2007 through 2013 if not utilized. Under Section 382 of the Internal Revenue Code, these pre-ownership change net operating loss carryforwards are subject to an annual limitation estimated to be approximately $500,000. The Company believes that it is more likely than not that these net operating loss carryforwards will be utilized before expiration. In addition, the Company has available state credit carryforwards of approximately $15.9 million consisting primarily of research credit carryforwards, of which approximately $2.4 million represents pre-ownership change carryforwards subject to the Section 382 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

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

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

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

The effects of these accrued tax liability reversals on the below-noted items in the Company's statement of operations for the year ended December 31, 2004 is summarized as follows (in thousands):

Reversal of accrued payroll tax liabilities:
                                                          Increase
                                                         (Decrease)
                                                         ---------
  Cost of revenues                                       $  (1,111)
  Research and development                                  (1,697)
  Selling, general and administrative                       (1,140)
                                                         ---------
   Total reversed in operating expense                      (3,948)
Income tax effect of payroll tax liability reversal          1,382
Reversal of accrued income tax liabilities                  (3,760)
                                                         ---------
Increase to net income                                   $   6,326
                                                         =========


9.   COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases some of its facilities and equipment under operating lease agreements that expire in the years 2007 through and 2011. Some of the facility lease agreements provide for escalating rental payments over the lease periods. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized on a straight-line basis.

Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
------------------------
         2007                                                1,844
         2008                                                1,615
         2009                                                1,344
         2010                                                1,203
         2011                                                  386
      Thereafter                                               --
                                                         ---------
                                                         $   6,392
                                                         =========

Rent expense under operating leases for the years ended December 31, 2006, 2005, and 2004 was $1.9 million, $1.4 million and $1.5 million, respectively.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004


Open Purchase Orders

As of December 31, 2006, the Company had approximately $22.7 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company's contractual commitments.

Letters of Credit

Micrel's borrowing arrangements (see Note 6) include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2006 there was $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

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


10.   PROFIT-SHARING 401(k) PLAN

The Company has a profit-sharing plan and deferred compensation plan (the "Plan"). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $710,000 in contributions for the year ended December 31, 2006 and

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

made $622,000 and $617,000 in contributions to the Plan for the years ended December 31, 2005 and 2004, respectively. Participants vest in Company contributions ratably over six years of service.


11.   LITIGATION

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the "Lemelson Partnership") filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of a number of Lemelson Foundation patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. In defense of this action, the Company was part of a Joint Defense Group consisting of many companies who were opposing the law suit together (the "Joint Defense Group"). After many defendants settled with the Lemelson Foundation, four companies remained
in the Joint Defense Group.    On August 8, 2006, the Court issued its
claim construction order. The Lemelson partnership filed a Motion for Partial reconsideration on August 22, 2006. On September 12, 2006, the Joint Defense Group filed a response to the Motion for Partial reconsideration. On October 13, 2006 the Court issued an order denying the Partnership's Motion and affirmed its prior construction of disputed claims. Subsequently, on January 17, 2007, the parties entered into an agreement to settle the litigation for payment of a mutually agreeable sum, as a result of which the four companies in the Joint Defense Group have acquired a package license under the Lemelson patents. During the fourth quarter of 2006, Micrel accrued $120,000 to other operating expense for the Company's portion of the liability under this settlement agreement.

On May 9, 1994, Linear Technology Corporation ("Linear" or "LTC"), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. After many years of motions and appeals, a bench trial on the merits was commenced on November 30, 2005 and concluded on December 16, 2005. The parties filed post-trial briefs on January 20, 2006. On June 9, 2006 the Court ruled that Micrel had willfully infringed the patent-in-suit, and awarded damages to LTC. As a result of this judgment, the Company has recorded $846,000 in other operating expense in the Company's 2006 financial statements.

On December 27, 2002, the Company filed a complaint against TRW, Inc. ("TRW") entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel alleged that TRW breached various agreements to assist in Micrel's development of, and to purchase, certain Application Specific Integrated Circuits. The complaint sought compensatory damages, attorneys' fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company's complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counterclaim against Micrel. The outcome of the jury trial was a judgment on July 26, 2005 awarding damages for the benefit of TRW in the amount of $9.3 million. The damages amount was accrued in the Company's second

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

quarter 2005 financial statements. On February 23, 2006, the Company posted a surety bond in the amount of $10.5 million in the United States District Court, Northern District of Ohio, to stay payment of damages and potential interest awarded to TRW (see Notes 1 and 7). The Company is currently appealing the verdict. On August 9, 2005, the Company filed a Motion for an order setting aside the jury verdict and the subsequent judgment and granting a new trial on the issue of the Company's breach of contract claim against TRW, which Motion was denied by the Court. On January 13, 2006, the Company filed a notice of its intent to appeal the jury's verdict. As of October 23, 2006, the parties had filed final appeal, reply and response briefs. The parties are now awaiting a hearing date for oral argument.

On April 21, 2003, the Company filed a complaint against its former principal accountants Deloitte & Touche LLP ("Deloitte") entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte.
 In this lawsuit, Micrel alleged that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made certain false representations upon which Micrel justifiably relied. Deloitte has denied all allegations in the complaint. The complaint sought compensatory damages, costs of suit and such other relief that the court may deem just and proper. On February 23, 2007, the parties entered into a Settlement Agreement and Mutual Releases. Under the Agreement, the parties agreed to dismiss with prejudice the litigation pending between the parties (see Note 15.)

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems ("MPS"), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California (the "Court") alleging two causes of action for infringement by MPS of certain patents owned by Micrel. In the complaint, the Company alleges that MPS has been and is infringing U.S. patent no. 5,517,046 (the "'046 patent")
and U.S. patent no. 5,556,796 (the " '796 patent").    Subsequently, on
November 29, 2004 the Company filed an amended complaint adding Michael R. Hsing, MPS' President and Chief Executive Officer ("Hsing"), and James C. Moyer, MPS' Chief Design Engineer ("Moyer") as defendants. Hsing and Moyer are both former employees of Micrel. In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint adds causes of action for statutory and common law misappropriation of Micrel's trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California's Unfair Competition Law. On September 21, 2006, the Company and MPS entered into a Settlement Agreement, agreeing to dismiss all claims and counterclaims in the litigation with prejudice. Micrel also agreed to release MPS and its chief executive officer Michael Hsing and its chief design engineer Jim Moyer from all claims for any alleged trade secret claims based on any confidential information. In addition, Micrel licensed U.S. Patent Nos. 5,517,046 and 5,556,796 to MPS. Under the terms of the agreement MPS agreed to pay a license fee of $3.0 million of which $1.0 million was paid in September 2006, $1.0 million was paid in December 2006 and the remaining $1.0 million balance will be paid by January 2008. In the third quarter of 2006 the Company recorded $2.9 million in net revenues representing the present value of the license payments from MPS.

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003 (see note 14), filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara. In February 2006, Micrel terminated

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

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

With the exception of the TRW, LTC and Lemelson litigation discussed above, for which the Company has recorded in other operating expense $9.3 million in 2005 (included in other accrued liabilities at December 31, 2006), $846,000 in 2006, and $120,000 in 2006, respectively, and the MPS litigation, for which the Company has recorded $2.9 million in net revenues, the Company believes that the ultimate outcome of the legal actions discussed will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows, and the Company believes it is not reasonably possible that a material loss has been incurred. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in these lawsuits. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

In the event of an adverse ruling in any intellectual property litigation that might arise in the future, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license substitute technology on commercially reasonable terms, the Company's financial condition, results of operations, or cash flows could be adversely affected. Based on the status of the litigation described above, the Company does not believe that any material and specific risk exists related to the loss of use of patents, products or processes.

Certain additional claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operation or cash flows.


12.   SEGMENT REPORTING

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker. The Company has two reportable segments: standard products and other product revenues, which consist primarily of custom and foundry products revenues and revenues from the license of patents. The chief operating decision maker evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Therefore, it is not practical to show profit or loss by reportable segments. Also, the chief operating decision maker does not assign assets to these segments. Consequently, it is not practical to show assets by reportable segments.

Net Revenues by Segment (in thousands):            Years Ended December 31,
                                                 ----------------------------
                                                   2006      2005      2004
                                                 --------  --------  --------
Standard Products                                $258,214  $239,177  $246,580
Other Products                                     18,093    11,179    10,971
                                                 --------  --------  --------
  Total net revenues                             $276,307  $250,356  $257,551
                                              =========  =========  =========

For the year ended December 31, 2006, the Company recorded revenue from customers throughout the United States; Canada and Mexico (collectively referred to as "Other North American Countries"); the U.K., Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as "Europe"); Korea; Taiwan; Singapore; China; Japan; Hong Kong, Malaysia and other Asian countries (collectively referred to as "Other Asian Countries").

Geographic Information (in thousands):
                                 2006                  2005             2004
                         -------------------   -------------------   ---------
                                      Long-                 Long-
                         Total Net    Lived    Total Net    Lived    Total Net
                         Revenues*   Assets    Revenues*   Assets    Revenues*
                         ---------  --------   ---------  --------   ---------
United States of America  $ 66,713  $ 73,079    $ 42,706  $ 72,090    $ 45,489
Other North American
 Countries                  16,116         2      20,379       --       15,196
Korea                       46,913        53      63,865        92      62,221
Taiwan                      27,475       246      31,095       107      43,233
Singapore                   33,264        11      23,218        15      24,178
China                       16,851        46      17,171        49      23,827
Hong Kong                   21,572       --       12,515       --        3,332
Japan                       13,503        20      12,495        41      12,072
Other Asian Countries        2,442     5,025       2,193     4,948       1,555
Europe                      31,458       183      24,719       212      26,448
                         ---------  --------   ---------  --------   ---------
Total                    $ 276,307  $ 78,665   $ 250,356  $ 77,554   $ 257,551
                          ========  ========    ========  ========    ========

* Total revenues are attributed to countries based on "ship to" location of customer.

Long-lived assets consist of property, plant and equipment.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

13.   RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

In September 2002, the Company approved a plan to close its Santa Clara, California wafer fabrication facility to reduce costs and improve operating efficiencies. The Company accrued $5.5 million in restructuring expenses associated with the facility closure which consisted of $1.0 million for equipment disposal costs and $4.5 million in net contractual building lease costs, excluding estimated sublease income, that will provide no future benefit. During July 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, California facilities. During 2004, the Company increased its accrued restructuring expenses for contractual building lease costs by $584,000 to eliminate remaining estimated future sub-lease income as efforts to sub-lease the facility were unsuccessful. In February 2006, the Company terminated the lease under the terms of the lease agreement due to major vandalism rendering the building unusable. The Lessor is disputing the termination of the lease (see Note 11.) Although the Company is no longer making payments to the Lessor, the restructuring costs shown above represent the estimated potential amount owed under the lease prior to termination. Other disposal costs include estimated costs associated with the final closing of the facility.

A summary of restructuring expense accrual is as follows: ($000)

                                             Contractual
                                  Severance   Facility    Disposal
                                    Costs       Costs       Costs      Total
                                  ---------  -----------  ---------  ---------
2002  Charges                    $      --    $   4,536   $   1,000  $   5,536
      Uses                              --          --          --         --
                                  ---------   ---------   ---------  ---------
      Balance December 31, 2002         --        4,536       1,000      5,536
2003  Charges                           320         466        (500)       286
      Uses                             (320)       (883)        (89)    (1,292)
                                  ---------   ---------   ---------  ---------
      Balance December 31, 2003         --        4,119         411      4,530
2004  Charges                           --          584         --         584
      Uses                              --       (1,654)        (51)    (1,705)
                                  ---------   ---------   ---------  ---------
      Balance December 31, 2004         --        3,049         360      3,409
2005  Charges                           --          --          --         --
      Uses                              --       (1,650)        --      (1,650)
                                  ---------   ---------   ---------  ---------
      Balance December 31, 2005         --        1,399         360      1,759
2006  Charges                           --          117         152        269
      Uses                              --         (259)       (195)      (454)
                                  ---------   ---------   ---------  ---------
      Balance December 31, 2006   $     --    $   1,257   $     317  $   1,574
                                  =========   =========   =========  =========

All of the $1.6 million in accrued restructuring costs has been included within other accrued liabilities as of December 31, 2006. Actual future costs may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

14.   PATENT LICENSE AGREEMENT

In September 2006, Micrel entered into a Patent License Agreement with International Business Machines Corporation ("IBM"). Under the Agreement, each party licensed to the other all patents issued or issuing on patent applications entitled to an effective filing date prior to January 1, 2012. Certain IBM patents are not licensed to Micrel owing to IBM's arrangements with third parties. In consideration for the license to IBM's patents, Micrel paid IBM $2,050,000.

                              MICREL, INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  Years Ended December 31, 2006, 2005 and 2004

Based on the estimated historical and future benefits of the Patent License Agreement, the Company has allocated the payment as follows (in thousands):

    Settlement of patent disputes             $     714
    Patent license                                1,336
                                              ---------
    Total payment                             $   2,050

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


15.   SUBSEQUENT EVENT

On February 23, 2007, the Company and its former principal accountants Deloitte & Touche LLP, ("Deloitte") entered into a Settlement Agreement and Mutual Releases. Under the terms of the Agreement, the parties agreed to dismiss with prejudice the pending litigation and Deloitte agreed to pay Micrel a settlement amount of $15.5 million dollars. The Company expects to record the settlement amount as other income in the quarter ending March 31, 2007.

              SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY - UNAUDITED

 (in thousands, except per                      Three Months Ended
  share amounts)                       --------------------------------------
                                       Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                         2006     2006(1)   2006(2)    2006
                                       --------  --------  --------  --------
Net revenues                           $ 68,151  $ 70,192  $ 73,482  $ 64,482
Gross profit                           $ 39,894  $ 40,252  $ 43,033  $ 36,927
Net income                             $  8,701  $  8,991  $ 11,803  $  8,813
Net income per share:
  Basic                                $   0.10  $   0.11  $   0.15  $   0.11
  Diluted                              $   0.10  $   0.11  $   0.15  $   0.11

Weighted-average shares used in
 computing per share amounts:
  Basic                                  84,025    83,201    80,671    78,372
  Diluted                                85,794    84,696    81,324    79,476

(in thousands, except per                      Three Months Ended
  share amounts)                       --------------------------------------
                                       Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                         2005     2005(3)    2005      2005
                                       --------  --------  --------  --------
Net revenues                           $ 60,685  $ 62,052  $ 62,472  $ 65,147
Gross profit                           $ 30,376  $ 32,152  $ 33,792  $ 37,472
Net income                             $  6,603  $  1,183  $  7,721  $  9,851
Net income per share:
  Basic                                $   0.07  $   0.01  $   0.09  $   0.12
  Diluted                              $   0.07  $   0.01  $   0.09  $   0.11

Weighted-average shares used in
 computing per share amounts:
  Basic                                  89,102    87,256    86,514    85,619
  Diluted                                89,624    88,097    88,047    86,641

__________
(1) Operating results for the quarter ended June 30, 2006, September 30, 2006 and December 31, 2006 include pre-tax charges/(credits) of $935,000, ($22,000) and ($67,000), respectively in other expense related to a legal judgment against Micrel in a patent infringement suit with Linear Technology Corporation (see Note 11 of Notes to Consolidated Financial Statements).
(2) Operating results for the quarter ended September 30, 2006, include $2.9 million in revenues related to a patent license granted by Micrel to Monolithic Power Systems (see Note 11 of Notes to Consolidated Financial Statements). In addition, operating results for the quarter ended September 30, 2006, also includes $714,000 in cost of revenues related to the settlement of a patent dispute with International Business Machines (see Note 14 of Notes to Consolidated Financial Statements).(3) Operating results for the quarter ended June 30, 2005, include pre-tax $9.3 million in accrued litigation expense related to a jury verdict against Micrel in its suit against TRW Automotive and for TRW Automotive in its countersuit against Micrel. (see Note 11 of Notes to Consolidated Financial Statements).

                                                                SCHEDULE II

                                       MICREL, INCORPORATED
                               VALUATION AND QUALIFYING ACCOUNTS
                     For the Years Ended December 31, 2006, 2005, and 2004
                                     (Amounts in thousands)

                                    Balance at    Allowance   Returns and
                                    Beginning   Additions or     Price      Bad Debt    Balance at
         Description                 of Year    (Reductions)  Adjustments  Write-offs  End of Year
---------------------------------  -----------  ------------  -----------  ----------  -----------
Year Ended December 31, 2006
----------------------------
Allowances for OEM and stocking
 representative returns and
 price adjustments                   $  2,665     $  4,668      $ (4,843)   $   --       $  2,490
Allowances for unclaimed
 distributor price adjustments(1)       1,240       33,204       (32,494)        --         1,950
Allowances for doubtful accounts          239           (3)          --          (80)         156
                                     --------     --------      --------    --------     --------
   Total allowances                  $  4,144     $ 37,869      $(37,337)   $    (80)    $  4,596
                                     ========     ========      ========    ========     ========
Year Ended December 31, 2005
----------------------------
Allowances for OEM and stocking
 representative returns and
 price adjustments                   $  2,493     $  4,714      $ (4,542)    $   --      $  2,665
Allowances for unclaimed
 distributor price adjustments(1)       1,254       19,465       (19,479)        --         1,240
Allowances for doubtful accounts          231           11           --           (3)         239
                                     --------     --------      --------    --------     --------
   Total allowances                  $  3,978     $ 24,190      $(24,021)   $     (3)    $  4,144
                                     ========     ========      ========    ========     ========
Year Ended December 31, 2004
----------------------------
Allowances for OEM and stocking
 representative returns and
 price adjustments                   $  1,392     $  6,941      $ (5,840)   $    --      $  2,493
Allowances for unclaimed
 distributor  price adjustments(1)      1,264       20,290       (20,300)        --         1,254
Allowances for doubtful accounts          180           51           --          --           231
                                     --------     --------      --------    --------     --------
   Total allowances                  $  2,836     $ 27,282      $(26,140)   $    --      $  3,978
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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 28th day of February, 2007.

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

      Signature                          Title                       Date
      ---------                          -----                       ----

/S/ Raymond D. Zinn          President, Chief Executive       February 28, 2007
---------------------------  Officer and Chairman of the
    Raymond D. Zinn          Board of Directors (Principal
                             Executive Officer)

/S/ Richard D. Crowley       Vice President, Finance and      February 28, 2007
---------------------------  Chief  Financial Officer
    Richard D. Crowley       (Principal Financial and
                             Accounting Officer)

/S/ Donald Livingstone       Director                         February 28, 2007
---------------------------
    Donald Livingstone

/S/ David W. Conrath         Director                         February 28, 2007
---------------------------
    David W. Conrath

/S/ Michael J. Callahan      Director                         February 28, 2007
---------------------------
    Michael J. Callahan

/S/ Neil J. Miotto           Director                         February 28, 2007
---------------------------
    Neil J. Miotto

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

(13) Incorporated by reference to exhibit 1 filed with the Company's Proxy Statement on Schedule 14A dated May 9, 2003.

                                                                  Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-70876, 333-63620 and 333-37808) and S-8 (No.
333-63618, 33-90396, 333-10167, 333-89223, 333-52136, 333-37832 and 333-
105862) of Micrel, Incorporated of our report dated February 28, 2007, relating to the financial statements and financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2007

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

Date:   February 28, 2007          /S/ Raymond D. Zinn
                                   -------------------------------------------
                                   Raymond D. Zinn
                                   President, Chief Executive Officer
                                   and Director (Principal Executive Officer)

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

Date:   February 28, 2007          /S/ Richard D. Crowley
                                   -------------------------------------------
                                   Richard D. Crowley
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                                                    Exhibit 32

                               Certifications of
              Chief Executive Officer and Chief Financial Officer
                      Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act Of 2002

   In connection with the Annual Report of Micrel, Incorporated (the "Company") on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond D. Zinn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2. That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   February 28, 2007          /S/ Raymond D. Zinn
                                   -------------------------------------------
                                   Raymond D. Zinn
                                   President, Chief Executive Officer
                                   and Director (Principal Executive Officer)

   In connection with the Annual Report of Micrel, Incorporated (the "Company") on Form 10-K for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard D. Crowley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2. That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   February 28, 2007          /S/ Richard D. Crowley
                                   -------------------------------------------
                                   Richard D. Crowley
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)