Form 10-Q
period 2007-03-31
MICREL INC
filed 2007-05-09
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

As of April 30, 2007 there were 77,573,555 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS
MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)
	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,176	$92,259
Restricted cash	2,629	2,629
Short term investments	17,027	15,050
Accounts receivable, net	33,781	31,092
Inventories	36,200	37,183
Prepaid expenses and other	2,616	3,084
Deferred income taxes	24,127	23,096
Total current assets	226,556	204,393

PROPERTY, PLANT AND EQUIPMENT, NET	77,795	78,665
DEFERRED INCOME TAXES	8,091	11,158
INTANGIBLE ASSETS, NET	4,301	4,714
OTHER ASSETS	1,351	1,343
TOTAL	$318,094	$300,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,645	$17,429
Income taxes payable	4,768	--
Deferred income on shipments to distributors	23,257	21,705
Other current liabilities	20,671	22,564
Current portion of long-term debt	41	80
Total current liabilities	64,382	61,778

LONG-TERM INCOME TAXES PAYABLE	2,132	--
OTHER LONG-TERM OBLIGATIONS	450	453

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2007 - 77,556,151 shares; 2006 - 78,078,211 shares	10,804	15,585
Accumulated other comprehensive loss	(34)	(35)
Retained earnings	240,360	222,492
Total shareholders’ equity	251,130	238,042
TOTAL	$318,094	$300,273
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006

NET REVENUES	$63,113	$68,151
COST OF REVENUES(1)	26,426	28,257
GROSS PROFIT	36,687	39,894
OPERATING EXPENSES:
Research and development(1)	13,252	13,038
Selling, general and administrative(1)	12,137	13,411
Restructuring expense	44	--
Total operating expenses	25,433	26,449
INCOME FROM OPERATIONS	11,254	13,445
OTHER INCOME (EXPENSE):
Interest income	1,501	1,411
Interest expense	(152)	(163)
Litigation settlement and other income, net (see Note 11)	15,514	4
Total other income, net	16,863	1,252
INCOME BEFORE INCOME TAXES	28,117	14,697
PROVISION FOR INCOME TAXES	10,249	5,996
NET INCOME	$17,868	$8,701
NET INCOME PER SHARE:
Basic	$0.23	$0.10
Diluted	$0.23	$0.10
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	77,738	84,025
Diluted	78,750	85,794

(1) Stock-based compensation expense included in:
Cost of revenues	$302	$182
Research and development	479	1,065
Selling, general and administrative	489	1,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Three Months Ended
	March 31,
	2007	2006
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$17,868	$8,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,614	4,235
Stock based compensation	1,270	2,356
Tax benefit on the exercise of employee stock options	378	391
Excess tax benefits associated with stock compensation	(25)	(133)
Loss on disposal of assets	--	54
Deferred rent	(3)	(17)
Deferred income taxes	(445)	(1,295)
Changes in operating assets and liabilities:
Accounts receivable	(2,689)	(4,456)
Inventories	920	(2,371)
Prepaid expenses and other assets	460	(103)
Accounts payable	(1,784)	(1,573)
Income taxes payable	9,381	4,761
Other current liabilities	(1,893)	(1,752)
Deferred income on shipments to distributors	1,552	3,432
Net cash provided by operating activities	29,604	12,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	--	(2,629)
Purchases of property, plant and equipment	(3,331)	(3,322)
Purchases of short-term investments	(1,976)	(6,080)
Proceeds from the sale of short-term investments	--	25,000
Net cash provided by (used in) investing activities	(5,307)	12,969
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(39)	(34)
Proceeds from the issuance of common stock	2,457	1,475
Repurchase of common stock	(8,823)	(15,322)
Excess tax benefits associated with stock compensation	25	133
Net cash used in financing activities	(6,380)	(13,748)
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,917	11,451
CASH AND CASH EQUIVALENTS - Beginning of period	92,259	88,130
CASH AND CASH EQUIVALENTS - End of period	$110,176	$99,581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3	$163
Income taxes	$127	$2,143
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals except for the adoption of FIN No. 48 as discussed in Note 13) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2006, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Restricted Cash - During the first quarter of 2006, the Company elected to post a surety bond to stay payment of potential damages and interest arising from a judgment awarded to TRW by a jury during 2005 (see Note 11). As collateral for the surety bond, the Company placed $2.6 million in a registered pledge account. The amount pledged is classified as Restricted Cash in the Company’s Condensed Consolidated Balance Sheet, and is invested in high quality, short-term investment securities consistent with the Company’s cash investment policy. The interest earned on the pledged amount accrues to the benefit of the Company and is included in interest income.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted average common shares outstanding	77,738	84,025
Dilutive effect of stock options outstanding using the treasury stock method	1,012	1,769
Shares used in computing diluted net income per share	78,750	85,794

For the three months ended March 31, 2007 and 2006, approximately 6.7 million stock options and 4.7 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". This interpretation prescribes a model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 13 for additional information, including the effects of adoption on the Company’s Condensed Consolidated Financial Statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the FASB issued Statement 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. The effective date for the Company is January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

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

3. SHARE-BASED COMPENSATION

The company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” ("SFAS No. 123R"). Share-based compensation is measured at the grant date, based on the fair value of the award and is recognized over the employee's requisite service period. For further details regarding the Company's share-based compensation arrangements, refer to Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following table summarizes total share-based compensation included in the Condensed Consolidated Statement of Operations:
	Three Months Ended
	March 31,
	2007	2006
Cost of revenues	$302	$182
Research and development	479	1,065
Selling, general and administrative	489	1,109
Pre-tax stock-based compensation expense	1,270	2,356
Less income tax effect	(147)	(200)
Net stock-based compensation expense	$1,123	$2,156

During the three months ended March 31, 2007, 694,010 stock options were granted at a weighted average fair value of $6.46 per share. During the three months ended March 31, 2006, 652,700 stock options were granted at a weighted average fair value of $8.40 per share. The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
	Three Months Ended
	March 31,
	2007	2006
Expected term (years)	6.0	5.8
Stock volatility	52.4%	59.5%
Risk free interest rates	4.6%	4.8%
Dividends during expected terms	none	none

As of March 31, 2007, there was $17.9 million of total unrecognized share-based compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.8 years. Total share-based compensation cost capitalized as part of inventory as of March 31, 2007 and December 31, 2006 was $162,000 and $225,000, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. INVESTMENTS

Short-term investments consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at March 31, 2007 is as follows (in thousands):
	Amortized Cost	Market Value	Unrealized Holding Gains	Unrealized Holding Losses

Short-term investments	$17,061	$17,027	$--	$34

5. INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2007	2006
Finished goods	$14,631	$16,062
Work in process	19,571	19,430
Raw materials	1,998	1,691
	$36,200	$37,183

6. OTHER CURRENT LIABILITES

Other current liabilities consist of the following (in thousands):
	March 31,	December 31,
	2007	2006
Accrued current restructuring expenses	$1,618	$1,574
Accrued workers compensation and health insurance	1,456	1,339
Accrued litigation and related interest expense	10,251	10,101
Accrued compensation	5,336	7,587
Accrued commissions	1,457	1,435
All other current accrued liabilities	553	528
Total other current liabilities	$20,671	$22,564

7. BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at March 31, 2007 and December 31, 2006, and there were $875,000 in standby letters of credit outstanding. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.25% at March 31, 2007), or the bank's revolving offshore rate, which approximates LIBOR (5.4% at March 31, 2007) plus 2.0%. The agreement contains certain restrictive covenants. The Company was in compliance with all such covenants at March 31, 2007. On April 24, 2007, the revolving line of credit agreement was renewed and has been extended through June 30, 2009.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2007, two customers, both worldwide distributors, accounted for $12.0 million (19%) and $7.8 million (12%) of net revenues, respectively. During the three months ended March 31, 2006, two customers, an Asian based stocking representative and a worldwide distributor, accounted for $8.6 million (13%) and $8.3 million (12%) of net revenues, respectively.

As of March 31, 2007, three customers, two worldwide distributors and an Asian-based stocking representative accounted for 17%, 13% and 11%, respectively, of total accounts receivable. As of December 31, 2006, the same three customers accounted for 13%, 20% and 12%, respectively, of total accounts receivable.

9. COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, net of income taxes, was $17.9 million and $8.7 million for the three months ended March 31, 2007 and 2006, respectively.

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

Net Revenues by Segment
(dollars in thousands)	Three Months Ended
	March 31,
	2007	2006
Net Revenues:
Standard Products	$58,283	$65,007
Other Products	4,830	3,144
Total net revenues	$63,113	$68,151
As a Percentage of Total Net Revenues:
Standard Products	92%	95%
Other Products	8	5
Total net revenues	100%	100%

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. LITIGATION AND OTHER CONTINGENCIES

On May 9, 1994, Linear Technology Corporation (“Linear” or “LTC”), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. After many years of motions and appeals, a bench trial on the merits was commenced on November 30, 2005 and concluded on December 16, 2005. The parties filed post-trial briefs on January 20, 2006. On June 9, 2006 the Court ruled that Micrel had willfully infringed the patent-in-suit, and awarded damages to LTC. As a result of this judgment, the Company recorded $846,000 in other operating expense in the Company’s 2006 financial statements.

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the “Lemelson Partnership”) filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of a number of Lemelson Foundation patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. In defense of this action, the Company was part of a Joint Defense Group consisting of a number of companies who were opposing the law suit together (the "Joint Defense Group"). On January 17, 2007, the parties entered into an agreement to settle the litigation for payment of a mutually agreeable sum, as a result of which the four companies in the Joint Defense Group have acquired a package license under the Lemelson patents. During the fourth quarter of 2006, Micrel accrued $120,000 to other operating expense for the Company's portion of the liability under this settlement agreement. This amount was paid prior to March 31, 2007.

On December 27, 2002, the Company filed a complaint against TRW, Inc. (“TRW”) entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel alleged that TRW breached various agreements to assist in Micrel’s development of, and to purchase, certain Application Specific Integrated Circuits. The complaint sought compensatory damages, attorneys’ fees and costs of suit. On February 24, 2003, TRW filed an answer to the Company’s complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counterclaim against Micrel. The outcome of the jury trial was a judgment on July 26, 2005 awarding damages for the benefit of TRW in the amount of $9.3 million. The damages amount was accrued in other current liabilities in the Company’s second quarter 2005 financial statements. On January 13, 2006, the Company filed a notice of its intent to appeal the jury’s verdict. On February 23, 2006, the Company posted a surety bond in the amount of $10.5 million in the United States District Court, Northern District of Ohio, to stay payment of damages and potential interest awarded to TRW (see Notes 1 and 7). On April 24, 2007, a hearing was held in the United States Court of Appeals for the Sixth Circuit, at which time the Court heard oral argument on the Appeal. On May 4, 2007, the Court of Appeals issued its ruling affirming the jury’s verdict. The Company expects to make payment on the award during the second quarter of 2007.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 21, 2003, the Company filed a complaint against its former independent public accountants Deloitte & Touche LLP (“Deloitte”) entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte. In this lawsuit, Micrel alleged that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made certain false representations upon which Micrel justifiably relied. Deloitte has denied all allegations in the complaint. The complaint sought compensatory damages, costs of suit and such other relief that the court may deem just and proper. On February 23, 2007, the parties entered into a Settlement Agreement and Mutual Releases. Under the terms of the Agreement, the parties agreed to dismiss with prejudice the pending litigation and Deloitte paid to Micrel a settlement amount of $15.5 million. The Company recorded the $15.5 million settlement amount as other income in the quarter ended March 31, 2007.

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems (“MPS”), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California (the “Court”) alleging two causes of action for infringement by MPS of certain patents owned by Micrel. In the complaint, the Company alleges that MPS has been and is infringing U.S. patent no. 5,517,046 (the “’046 patent”) and U.S. patent no. 5,556,796 (the “’796 patent”). Subsequently, on November 29, 2004 the Company filed an amended complaint adding Michael R. Hsing, MPS’ President and Chief Executive Officer (“Hsing”), and James C. Moyer, MPS’ Chief Design Engineer (“Moyer”) as defendants. Hsing and Moyer are both former employees of Micrel. In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint added causes of action for statutory and common law misappropriation of Micrel’s trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California’s Unfair Competition Law. On September 21, 2006, the Company and MPS entered into a Settlement Agreement, agreeing to dismiss all claims and counterclaims in the litigation with prejudice. Micrel also agreed to release MPS and its chief executive officer Michael Hsing and its chief design engineer James Moyer from all claims for any alleged trade secret claims based on any confidential information. In addition, Micrel licensed U.S. Patent Nos. 5,517,046 and 5,556,796 to MPS. Under the terms of the agreement MPS agreed to pay a license fee of $3.0 million of which $1.0 million was paid in September 2006, $1.0 million was paid in December 2006 and the remaining $1.0 million balance will be paid by January 2008. In the third quarter of 2006 the Company recorded $2.9 million in net revenues representing the present value of the license payments from MPS.

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

With the exception of the previously recorded operating expenses, the Company believes that the ultimate outcome of the legal actions discussed will not result in a material adverse effect on the Company's financial condition, results of operation or cash flows, and the Company believes it is not reasonably possible that a material loss has been incurred. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in these lawsuits. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain additional claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operation or cash flows.

12. STOCK REPURCHASE PROGRAM

In November 2006, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2007. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans, employee stock purchase plan and 401(k) plan. During the three months ended March 31, 2007, the Company repurchased 830,100 shares of its common stock for $8.8 million.

13. INCOME TAXES

The income tax provision for the three months ended March 31, 2007 and 2006 was based on the Company’s estimated annual effective tax rate of 36.5% and 40.8%, respectively, of pretax income. This decrease in the estimated annual effective tax rate results from an estimated decrease in non-deductible share-based compensation expense combined with estimated increased tax benefits from the federal research and development credit and federal qualified production activity deductions. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. The adoption of FIN No. 48 did not result in a cumulative effect adjustment to retained earnings as of January 1, 2007. Consistent with the provisions of FIN No. 48, the company reclassified $4.4 million of current income tax liabilities (classified net of income tax receivable as of December 31, 2006 and included in prepaid expenses and other in the Condensed Consolidated Balance Sheet) as follows: $1.9 million increase to non-current income taxes payable and $2.5 million decrease to non-current deferred tax assets. Upon adoption, the gross liability for income taxes associated with uncertain tax positions at January 1, 2007 was $6.6 million. This gross liability can be reduced by $2.2 million of offsetting tax benefits primarily associated with the federal effects of potential state tax exposures.

As of March 31, 2007, the gross liability for uncertain tax positions was $7.0 million and the net liability, reduced for the federal effects of potential state tax exposures, was $4.6 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $4.6 million would favorably affect the company’s tax provision in such future periods. The company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of January 1, 2007 and March 31, 2007, the Company had $140,000 and $164,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of the of non-current income taxes payable.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2002 and forward. Significant state tax jurisdictions include California, New York and Texas, and generally, the Company is subject to routine examination for years 2001 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2000 and forward in various immaterial foreign tax jurisdictions in which it operates.

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $24.1 million and net long-term deferred tax assets of $8.1 million as of March 31, 2007. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

14. RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

	Contractual Facility Costs	Other Disposal Costs	Total
Balance December 31, 2005	1,399	360	1,759
2006 Charges	117	152	269
2006 Uses	(259)	(195)	(454)
Balance December 31, 2006	1,257	317	1,574
2007 Charges	44	--	44
2007 Uses	--	--	--
Balance March 31, 2007	$1,301	$317	$1,618

All of the $1.6 million in accrued restructuring costs has been included within other current liabilities as of March 31, 2007. Actual future costs may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

15. SUBSEQUENT EVENTS

On April 24, 2007, the Company's Board of Directors declared a $0.03 per common share cash dividend, payable May 30, 2007 to shareholders of record on May 8, 2007. The cash dividend payout by the Company on May 8, 2007 is expected to be approximately $2.3 million.

On April 24, 2007, the Company renewed its $6 million revolving line of credit from a commercial bank, extending it through June 30, 2009 (see Note 7.)

On May 4, 2007, the United States Court of Appeals issued its ruling affirming the jury’s verdict in the lawsuit entitled Micrel, Incorporated v. TRW (see Note 11), which previously awarded damages for the benefit of TRW in the amount of $9.3 million. These damages have been previously accrued by the Company in its second quarter 2005 financial statements. The Company expects to make payment on the award during the second quarter of 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

  The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share based incentive awards and expectations regarding future stock based compensation expense and estimates made under SFAS No. 123R. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2006.

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

   To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2006 through March 31, 2007 have been provided.

   In the first quarter of 2006, broad based strength in customer demand, combined with continued lean channel inventories resulted in the highest quarterly booking level for Micrel since calendar year 2000. Orders from customers serving the communications and industrial end markets strengthened in the first quarter. Bookings from Micrel’s major sell-through distributors also increased sequentially in the first quarter. Increased end customer demand led these distributors to extend their order backlog with Micrel during the quarter. This resulted in a distributor book-to-bill substantially above one as our distributors attempted to increase their inventories and ensure availability of supply for the second quarter of 2006. Bookings from our direct OEM customers and sell-in stocking representatives also increased on a sequential basis, despite typical seasonal slowness in the handset and personal computing end markets. Net revenues increased 5% on a sequential basis to $68.2 million and were 12% above the net revenues of the year-ago period. The sequential growth in net revenues was primarily the result of increased demand from customers serving the wireline communications end market and higher resales of the Company’s products through its distributors. The first quarter strength in sales to the communications and industrial end markets was partially offset by seasonal declines in sales to the wireless handset (primarily in Korea) and computing end markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

    In the first quarter of 2006, the Company recorded the highest quarterly gross margin as of that time in its history. The first quarter gross margin of 58.5% exceeded the previous peak gross margins recorded in the year 2000, when revenue levels were substantially higher. The sequential improvement in gross margin was primarily the result of a richer sales mix driven by increased sales of higher margin wireline communications products. Despite an increase of $2.0 million in equity-based compensation expense as a result of the adoption of SFAS No. 123R, the Company’s operating profit increased on both a sequential and year-over-year basis. Operating margin improved to 20% of net revenues in the first quarter of 2006 from 19% in the fourth quarter of 2005 and 15% in the year-ago period. The Company’s inventory increased on a sequential basis in response to higher demand and in order to provide competitive lead times to our customers. The sequential increase in production capacity utilization added approximately one percentage point to first quarter gross margin.

In the second quarter of 2006, overall order rates moderated from the levels experienced in the first quarter. Orders from the Company’s sell-through distributors declined in the second quarter of 2006 as compared to levels in the first quarter of 2006. Orders from direct OEM customers in the second quarter increased sequentially in both North America and Europe, while bookings from Asia-based OEM’s decreased from the first quarter of 2006, primarily due to lower demand from customers serving the computing and handset end markets. Second quarter 2006 net revenues of $70.2 million increased by 3% sequentially and were 13% above the prior year period. The growth in net revenues continued to be led by demand from customers serving the wireline communications end market. This growth was partially offset by continued weakness in demand from Korean-based customers serving the wireless handset end market as they experienced a sequential decline in handset shipments during the second quarter.

Second quarter 2006 gross margin of 57.3% declined by 1.2 percentage points as compared to the first quarter of 2006 but was up 5.5 percentage points from the 51.8% reported for the comparable period in 2005. The sequential decline in gross margin was primarily the result of normal fluctuations in sales mix and changes in inventory combined with a greater unfavorable impact from stock compensation expense. Operating margin of 19.7% was flat on a sequential basis and up from 1.3% in the second quarter of 2005. Operating income for the second quarters of 2006 and 2005 includes $935,000 and $9.3 million, respectively, in accrued litigation expense (see Note 11 of Notes to Consolidated Financial Statements.) The Company’s on-hand inventories increased by $1.5 million on a sequential basis. The majority of the second quarter inventory growth was for purchased Ethernet product materials driven by increased customer demand coupled with long third party foundry cycle times. Micrel’s channel inventories at both Asia-based stocking representatives and sell-through distributors increased on a sequential basis in the second quarter. Resales of the Company’s products through the distribution channel increased by approximately 10% in the second quarter of 2006, while sales through Asian-based stocking representatives were roughly flat in the second quarter. Overall inventory turns for Micrel’s sell-through distributors and Asian-based stocking representatives remained within historical average levels at the end of the second quarter of 2006.

In the third quarter of 2006, overall order rates declined on a sequential basis, primarily because the Company’s sell-through distributors reduced orders and consumed backlog in an attempt to control inventory levels. Orders from direct OEM customers increased slightly on a sequential basis in the third quarter primarily due to higher bookings from customers serving the wireless handset and computing end markets, and increased foundry orders. Third quarter 2006 net revenues of $73.5 million increased by 5% sequentially and were 18% above the prior year period. Continued strength from the industrial end market, combined with a rebound in the Company’s wireless handset business, led the product revenue growth in the third quarter. Third quarter resales of the Company’s products through the distribution channel increased slightly in what is traditionally a seasonally slow period for North American and European distributors. Sales to the wireline communications markets slowed in the quarter after rapid growth in the first half of 2006. Third quarter net revenues included $2.9 million associated with a patent license that was previously under litigation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

    Third quarter 2006 gross margin of 58.6% matched the highest level in the Company’s history. Operating profit was $18.1 million and operating margin improved to 24.6% of sales. The settlement of intellectual property matters, and related licensing revenues and expenses, resulted in $2.2 million of net pre-tax operating income in the third quarter, increasing third quarter 2006 net income by $0.02 per diluted share. The Company’s September ending on-hand inventory increased $2.6 million from the second quarter. The majority of the inventory growth was for purchased material for Ethernet products, as manufacturing cycle times at the foundries that manufacture Ethernet products declined during the third quarter while end demand for certain Ethernet products decreased. Channel inventories at Micrel’s Asia-based stocking representatives remained flat from the end of the second quarter, while channel inventories at the Company’s sell-through distributors decreased on a sequential basis after growing in the previous three quarters.

During the fourth quarter of 2006 customers reduced inventory levels, which management believes was caused by uncertain demand for their end products and the perception that semiconductor components were readily available. Order rates were slightly lower than the third quarter, and remained below fourth quarter 2006 revenues. Bookings from the Company’s sell-through distributors rebounded during the fourth quarter, which the Company believes is an indication that distributors inventories are in balance with end demand. Fourth quarter net revenues were $64.5 million, a decrease of 12% from third quarter revenues of $73.5 million and 1% lower than revenues of $65.1 million recorded in the year-ago period. The sequential decline in sales resulted primarily from reduced demand from wireless handset manufacturers combined with lower distribution revenues and the absence of patent license revenue. Gross margin of 57.2% declined from the previous quarter primarily due to lower revenues and the impact of reduced manufacturing volumes leading to less absorption of fixed cost. Fourth quarter operating profit was $12.4 million or 19.2% of sales. The Company’s inventory was flat on a sequential basis as the Company reduced manufacturing activity in response to reduced demand. Channel inventories also remained roughly flat from third quarter levels.

During the first quarter of 2007, customers continued to control their inventories closely. However, the order rates the Company experienced during the quarter suggest that customer and channel inventories have fallen to levels consistent with current end demand. Micrel’s first quarter bookings increased in all major geographic regions resulting in a 18% growth in orders compared with fourth quarter 2006 levels. The total overall amount of new orders booked in the first quarter exceeded revenues. The sequential improvement in bookings was driven by higher order levels from customers serving the high speed communications, wireless handset and industrial end markets. Order rates increased for both OEM customers and sell-through distributors, while bookings from Micrel’s Asian-based sell-in distributors were flat from Q4 levels. First quarter revenues were $63.1 million, 2% less than the $64.5 million recorded in the fourth quarter 2006, and 7% lower than the $68.2 million posted in the first quarter of 2006. Seasonal declines in sales to customers serving the computing, wireless handset and consumer end markets were partially offset by higher resales through the Company’s sell-through distributors. Gross margin increased sequentially to 58.1% despite lower revenues and inventory reduction due to a combination of lower manufacturing costs and a higher gross margin sales mix. First quarter operating profit was $11.3 million, or 18% of sales. The Company’s on-hand inventory declined on a sequential basis. Overall channel inventories remained relatively flat from the end of 2006, with increases at the Company’s sell-through distributors offset by lower inventory levels at Micrel’s sell-in distributors.

The Company derives a substantial portion of its net revenues from standard products. For the three month periods ended March 31, 2007 and 2006 the Company's standard products sales accounted for 92% and 95% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

    The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development of new products. These and other factors are described in further detail later in this discussion and under the heading “Risk Factors” in Item 1A. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

Critical Accounting Policies and Estimates

The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and valuation of receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10 K for the year ended December 31, 2006.

Revenue Recognition and Valuation of Receivables. Micrel generates revenue by selling products to OEM's, distributors and stocking representatives. Stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer. The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

    Micrel allows certain distributors, primarily located in North America and Europe, and in certain countries in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue recognition and related cost of sales are deferred, the Company records an accounts receivable and relieves inventory at the time of initial product shipment. As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, where revenue is deferred upon shipment and recognized on a sell-through basis, the Company may offer price adjustments to its distributors to allow the distributor to price the Company's products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received and recorded by the Company.

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

    Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of March 31, 2007, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

    Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information regarding the adoption of FIN No. 48.

Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company has recently settled cases involving intellectual property claims (see Note 11 of Notes to Condensed Consolidated Financial Statements). An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:
	Three Months Ended
	March 31,
	2007	2006
Net revenues	100.0%	100.0%
Cost of revenues	41.9	41.5
Gross profit	58.1	58.5
Operating expenses:
Research and development	21.0	19.1
Selling, general and administrative	19.3	19.7
Restructuring expense	--	--
Total operating expenses	40.3	38.8
Income from operations	17.8	19.7
Other income (expense):
Interest income	2.4	2.1
Interest expense	(0.3)	(0.2)
Litigation settlement and other income, net	24.6	--
Total other income (expense)	26.7	1.9
Income before income taxes	44.5	21.6
Provision for income taxes	16.2	8.8
Net income	28.3%	12.8%

Net Revenues. For the three months ended March 31, 2007, net revenues decreased 7% to $63.1 million from $68.2 million for the same period in the prior year. This decrease was due to decreased standard products revenues, which was partially offset by increased other products revenues.

    Standard products revenues for the three months ended March 31, 2007 decreased 10% to $58.3 million from $65.0 million for the same period in the prior year. This decrease resulted primarily from decreased unit shipments of standard products to the computer products and networking communications end markets.

    Other products, which consist primarily of custom and foundry products revenues and revenues from the license of patents, for the three months ended March 31, 2007 increased 54% to $4.8 million from $3.1 million for the same period in the prior year. This increase resulted primarily from increased unit shipments of foundry products.

Customer demand for semiconductors can change quickly and unexpectedly. The Company’s revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called “turns fill” orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company’s lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. During 2006, the Company averaged approximately 50% to 55% turns fill per quarter. The first quarter 2007 turns fill rate for OEM and stocking representatives remained in this same range.

As noted in Item 1A “Risk Factors” and above in the overview section of this “Management's Discussion and Analysis of Financial Condition and Results of Operations”, a secular trend has developed over the last five years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. To deal with these market forces while maintaining reliable service levels, the Company and other semiconductor suppliers are carrying higher relative levels of inventory compared with historical averages prior to 2001. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

      International sales represented 68% and 73% of net revenues for the three months ended March 31, 2007 and 2006, respectively. On a dollar basis, international sales decreased 14% to $42.7 million for the three months ended March 31, 2007 from $49.6 million for the comparable period in 2006. This decrease resulted primarily from decreased shipments of standard products to the networking communications and computer products end markets, primarily in Asia.

The trend for the Company’s customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves except by price. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Share-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. The Company's results of operations for the three month periods ended March 31, 2007 and 2006 include $1.3 million and $2.4 million, respectively, of non-cash expense related to the fair value of share-based compensation awards (see Note 3 of Notes to Condensed Consolidated Financial Statements.)

   Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin decreased to 58.1% for the three months ended March 31, 2007 from 58.5% for the comparable period in 2006. The decrease in gross margin resulted primarily from a decreased manufacturing capacity utilization.

   Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 21.0% and 19.1%, for the three months ended March 31, 2007 and 2006, respectively. On a dollar basis, research and development expenses increased $214,000 or 2% to $13.3 million for the three months ended March 31, 2007 from $13.0 million for the comparable period in 2006. This increase was primarily due to increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

 Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 19.3% and 19.7% for the three months ended March 31, 2007 and 2006, respectively. On a dollar basis, selling, general and administrative expenses decreased $1.3 million or 9% to $12.1 million for the three months ended March 31, 2007 from $13.4 million for the comparable period in 2006. This decrease was primarily due to a decrease in outside legal fees as a result of the settlement of certain litigation (see Note 11 of Notes to Condensed Consolidated Financial Statements.)

Other Income (Expense). Other income (expense) reflects interest income from investments in short-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to accrued litigation liabilities. For the three months ended March 31, 2007, other income includes $15.5 million in non-operating income resulting from the settlement of litigation (see Note 11 of Notes to Condensed Consolidated Financial Statements).

Provision for Income Taxes. The income tax provision for the three months ended March 31, 2007 and 2006 was based on the Company’s estimated annual effective tax rate of 36.5% and 40.8%, respectively, of pretax income. This decrease in the estimated annual effective tax rate results from an estimated decrease in non-deductible share-based compensation expense combined with estimated increased tax benefits from the federal research and development credit and federal qualified production activity deductions. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2007, consisted of cash and short-term investments of $127.2 million and a $6 million revolving line of credit from a commercial bank (see Note 7 of Notes to Condensed Consolidated Financial Statements).

The Company generated $29.6 million in cash flows from operating activities for the three months ended March 31, 2007, primarily attributable to net income of $17.9 million plus additions for non-cash activities of $5.8 million (consisting primarily of $4.6 million in depreciation and amortization and $1.3 million in share-based compensation) combined with a $9.3 million increase in income taxes payable and a $1.6 million increase in deferred income on shipments to distributors, which was partially offset by a $2.7 million increase in accounts receivables, a $1.9 million decrease in other current liabilities and a $1.8 million decrease in accounts payables.

For the three months ended March 31, 2006, the Company generated $12.2 million in cash flows from operating activities, primarily attributable to net income of $8.7 million plus additions for non-cash activities of $5.6 million (consisting primarily of $4.2 million in depreciation and amortization and $2.4 million in share-based compensation, partially offset by a $1.3 decrease in deferred income taxes) combined with $4.8 million increase in income taxes payable and a $3.4 million increase in deferred income on shipments to distributors, which was partially offset by a $4.5 million increase in accounts receivables, a $2.4 million increase in inventories, a $1.8 million decrease in other current liabilities and a $1.6 million decrease in accounts payables.

The Company used $5.3 million of cash in investing activities during the three months ended March 31, 2007, comprised of $3.3 million in purchases of property, plant and equipment and $2.0 million in purchases of short-term investments.

For the three months ended March 31, 2006, the Company generated $13.0 million of cash from investing activities, comprised of $18.9 million in proceeds from the sales of short-term investments which was partially offset by $3.3 million in purchases of property, plant and equipment and $2.6 million increase in restricted cash.

The Company used $6.4 million of cash in financing activities during the three months ended March 31, 2007 primarily for the repurchase of $8.8 million of the Company's common stock, which was partially offset by $2.5 million in proceeds from employee stock transactions.

For the three months ended March 31, 2006, the Company used $13.7 million of cash in financing activities primarily for the repurchase of $15.3 million of the Company's common stock, which was partially offset by $1.5 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $18 million to $25 million to purchase capital equipment and make facility improvements during the remainder of 2007 primarily for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $41 million of its common stock through December 31, 2007. In addition, on April 24, 2007, the Company's Board of Directors declared a $0.03 per common share cash dividend, payable May 30, 2007 to shareholders of record on May 8, 2007. The cash dividend payout by the Company on May 8, 2007 is expected to be approximately $2.3 million. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for 2007. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Contractual Obligations and Commitments

As of March 31, 2007, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$41	$41	$—	$—	$—
Operating leases	5,953	1,830	2,835	1,288	—
Accrued litigation liability	10,251	10,251	—	—	—
Open purchase orders	23,700	23,700	—	—	—
Total	$39,945	$35,822	$2,835	$1,288	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at March 31, 2007 and there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program. On April 24, 2007, the revolving line of credit agreement was renewed and has been extended through June 30, 2009.

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48 (see Note 13 of Notes to Condensed Consolidated Financial Statements.) As of March 31, 2007, the liability for uncertain tax positions, net of federal impacts on state tax issues was $4.6 million, of which, none is expected to be paid within one year. Included in the $4.6 million is approximately $2.5 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. For the remaining liability, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2007, the Company held $17.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified as long-term. The short-term investments held at March 31, 2007 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2007, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

At March 31, 2007, the Company held an insignificant amount of fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

  Market conditions may lead the Company to initiate additional cost reduction plans, which may negatively affect near term operating results. Weak customer demand, competitive pricing pressures, excess capacity, weak economic conditions or other factors, may cause the Company to initiate additional actions to reduce the Company’s cost structure and improve the Company’s future operating results. The cost reduction actions may require incremental costs to implement, which could negatively affect the Company’s operating results in periods when the incremental costs or liabilities are incurred.

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

Semiconductor Industry Specific Risks

    The volatility of customer demand in the semiconductor industry limits a company's ability to predict future levels of sales and profitability. Semiconductor suppliers can rapidly increase production output, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for products can result in excess quantities of certain products relative to demand. Should this occur the Company’s operating results may be adversely affected as a result of charges to reduce the carrying value of the Company’s inventory to the estimated demand level or market price. The Company's quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The short-term and volatile nature of customer demand makes it extremely difficult to accurately predict near term revenues and profits.

    The semiconductor industry is highly competitive and subject to rapid technological change, price-erosion and increased international competition. Significant competitive factors include product features, performance and price; timing of product introductions; emergence of new computer and communications standards; quality and customer support.

    The short lead time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory. Over the past several years, customers have worked to minimize the amount of inventory of semiconductors they hold. Original equipment manufacturers, distributors and contract manufacturers within the electronics industry have reduced their semiconductor component days of inventory on hand by approximately 20% over the past five years. Over the same five years, the industry average for semiconductor manufacturers inventory days on hand has increased by approximately 25%. As a consequence customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand. As a consequence of the short lead time environment and corresponding unpredictability of customer demand, the Company has increased its inventories approximately 20% over the past five years to maintain reliable service levels. If actual customer demand for the Company’s products is different from the Company’s estimated demand, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company's business, financial condition, results of operations, or cash flows. In addition, the Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demand of the end customer. Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company’s revenues and results of operations.

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

    During periods when economic growth and customer demand have been less certain, both the semiconductor industry and the Company have experienced significant price erosion. If price erosion occurs, it will have the effect of reducing revenue levels and gross margins in future periods. Furthermore, the trend for the Company’s customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company’s products in the future.

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

    The Statement of Financial Accounting Standards No.123R, "Share-Based Payment” requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, the effect of the adoption of this accounting standard in 2006 has significantly increased stock based compensation expense in the current period and such expense is expected to continue in future periods. The requirement to recognize the cost of stock option awards as an expense in the financial statements has and will continue to reduce net income and earnings per share and may have an adverse affect on the value of the Company’s common stock. If the Company reduces the number of stock option grants to employees to minimize the cost associated with share based incentive awards, it will most likely be more difficult for the Company to hire and retain employees.

Company-Specific Risks

    In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

    The Company’s gross margin, operating margin and net income are highly dependent on the level of revenue and capacity utilization that the Company experiences. Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment would not be fully absorbed, resulting in higher average unit costs and lower profit margins.

    The cellular telephone (wireless handset) market comprises a significant portion of the Company’s standard product revenues. The Company derives a significant portion of its net revenues from customers serving the cellular telephone market. Due to the highly competitive and fast changing environment in which the Company’s cellular telephone customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company’s cellular telephone customers acceptance of Micrel’s products decreases, or if these customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company’s products can decline sharply which could adversely affect the Company’s revenues and results of operations.

       An important part of the Company's strategy is to continue to focus on the market for high-speed communications ICs. During the first six months of 2006, orders and revenues for the Company’s high-speed communications products increased. In the second half of 2006 and the first quarter of 2007, order rates declined and revenues moderated for these products. If weakness from the telecommunications infrastructure and wire line networking markets continues, resulting in further reduction in demand for the Company’s high bandwidth products, the Company's future revenue growth and profitability could be adversely affected.

    The Company derives a significant portion of its net revenues from customers located in certain geographic regions or countries. A significant portion of the Company’s net revenues come from customers located in South Korea. In the event that political tensions surrounding North Korea evolve into military or social conflict, or other factors disrupt the Korean economy, the Company’s revenues, results of operations, cash flow and financial condition could be adversely affected. A significant portion of the Company’s net revenues come from customers located in Taiwan and China. In the event that economic activity in these two countries declines, or is disrupted by geopolitical events, the Company’s revenues and results of operations could be adversely affected.

    The Company is involved in litigation. The Company is currently involved in one lawsuit where Micrel is the defendant.  Litigation is by its nature unpredictable and costly. If the level of effort required to prosecute or defend the Company’s position in any lawsuit increases significantly, or if a judgment is entered against the Company, the resulting expense could adversely affect the Company’s financial condition, results of operations and cash flows.

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

    The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. The Company's existing wafer fabrication facility, located in Northern California, may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on the Company's business, financial condition and operating results. Furthermore, manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, the Company's ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of ICs is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company maintains approximately two to three months of inventory that has completed the wafer fabrication manufacturing process. This inventory is generally located offshore at third party subcontractors and can act to buffer some of the adverse impact from a disruption to the Company’s San Jose wafer fabrication activity arising from a natural disaster such as an earthquake.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Dividend Policy

  On April 24, 2007, the Company's Board of Directors declared a $0.03 per common share cash dividend, payable May 30, 2007 to shareholders of record on May 8, 2007.

Issuer Repurchases of Equity Securities

  In November 2006, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2007. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans, employee stock purchase plan and 401(k) plan. Repurchases of the Company's common stock during 2007 were as follows:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2007	380,300	$10.22	380,300	$46,112
February 2007	261,800	$10.61	261,800	$43,334
March 2007	188,000	$11.47	188,000	$41,177
Total	830,100	$10.63	830,100

ITEM 6. EXHIBITS

Exhibit No.	Description
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: May 9, 2007	By /s/ Richard D. Crowley, Jr.
Richard D. Crowley, Jr.
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)