Form 10-Q
period 2007-06-30
MICREL INC
filed 2007-08-08
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number 0-25236

MICREL, INCORPORATED
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of July 31, 2007 there were 77,792,005 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,298	$92,259
Restricted cash	--	2,629
Short term investments	25,108	15,050
Accounts receivable, net	32,262	31,092
Inventories	34,874	37,183
Prepaid expenses and other	4,562	3,084
Deferred income taxes	19,852	23,096
Total current assets	216,956	204,393

PROPERTY, PLANT AND EQUIPMENT, NET	79,942	78,665
DEFERRED INCOME TAXES	9,493	11,158
INTANGIBLE ASSETS, NET	3,870	4,714
OTHER ASSETS	1,349	1,343
TOTAL	$311,610	$300,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,126	$17,429
Deferred income on shipments to distributors	20,936	21,705
Other current liabilities	13,177	22,564
Current portion of long-term debt	42	80
Total current liabilities	47,281	61,778

LONG-TERM INCOME TAXES PAYABLE	2,406	--
OTHER LONG-TERM OBLIGATIONS	356	453

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2007 – 77,910,341 shares; 2006 – 78,078,211 shares	14,932	15,585
Accumulated other comprehensive loss	(34)	(35)
Retained earnings	246,669	222,492
Total shareholders’ equity	261,567	238,042
TOTAL	$311,610	$300,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET REVENUES	$65,101	$70,192	$128,214	$138,343

COST OF REVENUES(1)	27,994	29,940	54,420	58,197

GROSS PROFIT	37,107	40,252	73,794	80,146

OPERATING EXPENSES:
Research and development(1)	14,191	13,152	27,443	26,190
Selling, general and administrative(1)	11,115	12,253	23,252	25,664
Restructuring expense	28	66	72	66
Other expense	86	935	86	935
Total operating expenses	25,420	26,406	50,853	52,855

INCOME FROM OPERATIONS	11,687	13,846	22,941	27,291
OTHER INCOME (EXPENSE):
Interest income	1,661	1,603	3,162	3,014
Interest expense	80	(297)	(72)	(460)
Litigation settlement and other income, net (Note 12)	9	8	15,523	12
Total other income, net	1,750	1,314	18,613	2,566

INCOME BEFORE INCOME TAXES	13,437	15,160	41,554	29,857
PROVISION FOR INCOME TAXES	4,796	6,169	15,045	12,165
NET INCOME	$8,641	$8,991	$26,509	$17,692

NET INCOME PER SHARE:
Basic	$0.11	$0.11	$0.34	$0.21
Diluted	$0.11	$0.11	$0.34	$0.21

WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	77,740	83,201	77,739	83,611
Diluted	79,018	84,696	78,908	85,255

(1) Stock-based compensation expense included in:
Cost of revenues	$286	$520	$588	$702
Research and development	656	1,046	1,135	2,111
Selling, general and administrative	738	1,042	1,227	2,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended
	June 30,
	2007	2006
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$26,509	$17,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,994	8,535
Stock based compensation	2,950	4,964
Tax benefit on the exercise of employee stock options	1,343	519
Excess tax benefits associated with stock-based compensation	(156)	(159)
Loss on disposal of assets	--	11
Deferred rent	(97)	(17)
Deferred income taxes	2,420	(3,512)
Changes in operating assets and liabilities:
Accounts receivable	(1,170)	(5,490)
Inventories	2,312	(3,864)
Prepaid expenses and other assets	(1,484)	4
Accounts payable	(4,303)	(2,299)
Income taxes payable	4,895	(2,197)
Other current liabilities	(9,387)	1,795
Deferred income on shipments to distributors	(769)	7,858
Net cash provided by operating activities	32,057	23,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	2,629	(2,629)
Purchases of property, plant and equipment	(9,427)	(8,558)
Purchases of short-term investments	(13,057)	(6,073)
Proceeds from the sale of short-term investments	3,000	40,490
Net cash provided by (used in) investing activities	(16,855)	23,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(38)	(27)
Proceeds from the issuance of common stock	9,559	2,234
Repurchase of common stock	(14,508)	(30,194)
Payment of cash dividends	(2,332)	--
Excess tax benefits associated with stock-based compensation	156	159
Net cash used in financing activities	(7,163)	(27,828)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,039	19,242

CASH AND CASH EQUIVALENTS - Beginning of period	92,259	88,130

CASH AND CASH EQUIVALENTS - End of period	$100,298	$107,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$814	$--
Income taxes	$7,774	$17,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals except for the adoption of FIN No. 48 as discussed in Note 14) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2006, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Restricted Cash - During the first quarter of 2006, the Company elected to post a surety bond to stay payment of potential damages and interest arising from a legal judgment awarded to TRW during 2005 (see Note 12). As collateral for the surety bond, the Company placed $2.6 million in a registered pledge account. The amount pledged was classified as Restricted Cash in the Company’s Condensed Consolidated Balance Sheet as of December 31, 2006. During the second quarter of 2007, the Company paid the legal judgment to TRW and the $2.6 million balance of the registered pledge account was transferred to the Company's unrestricted cash account.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	77,740	83,201	77,739	83,611

Dilutive effect of stock options outstanding using the
treasury stock method	1,278	1,495	1,169	1,644
Shares used in computing diluted net income per share	79,018	84,696	78,908	85,255

For the three and six months ended June 30, 2007, 5.1 million stock options and 6.2 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2006, 5.6 million stock options and 5.2 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$286	$520	$588	$702
Research and development	656	1,046	1,135	2,111
Selling, general and administrative	738	1,042	1,227	2,151
Pre-tax stock-based compensation expense	1,680	2,608	2,950	4,964
Less income tax effect	(305)	(223)	(452)	(423)
Net stock-based compensation expense	$1,375	$2,385	$2,498	$4,541

During the three months ended June 30, 2007 and 2006, the Company granted 458,765 and 419,500 stock options, respectively at weighted average fair values of $6.22 and $6.85 per share, respectively. For the six months ended June 30, 2007 and 2006, the Company granted 1,152,775 and 1,088,200 stock options, respectively at weighted average fair values of $6.36 and $7.79 per share, respectively. The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected term (years)	5.9	5.4	5.9	5.6
Stock volatility	51.6%	59.2%	52.0%	59.4%
Risk free interest rates	5.0%	5.1%	4.8%	4.9%
Dividends during expected terms	0.9%	0.0%	0.5%	0.0%

As of June 30, 2007, there was $18.3 million of total unrecognized share-based compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.8 years. Total share-based compensation cost capitalized as part of inventory as of June 30, 2007 and December 31, 2006 was $229,000 and $225,000, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. INVESTMENTS

Short-term investments consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at June 30, 2007 and December 31, 2006 is as follows (in thousands):

			Unrealized	Unrealized
	Amortized	Market	Holding	Holding
	Cost	Value	Gains	Losses
Short-term investments at June 30, 2007	$25,142	$25,108	$--	$34

Short-term investments at December 31, 2006	$15,085	$15,050	$--	$35

5. INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$13,294	$16,062
Work in process	19,304	19,430
Raw materials	2,276	1,691
	$34,874	$37,183

6. INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of June 30, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed and core technology	$8,719	$8,214	$505	$8,718	$8,078	$640
Patents and trade name	10,318	6,953	3,365	10,318	6,244	4,074
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,492	$16,622	$3,870	$20,491	$15,777	$4,714

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and six month periods ended June 30, 2007 was $431,000 and 844,000, respectively. Total intangible amortization expense for the three and six month periods ended June 30, 2006 was $405,000 and 810,000, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated future amortization expense of intangible assets as of June 30, 2007 was as follows:

(in thousands)
Year Ending December 31,
2007	$844
2008	1,688
2009	828
2010	255
2011	255
Thereafter	-
$3,870

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accrued current restructuring expenses	$1,731	$1,574
Accrued workers compensation and health insurance	1,267	1,339
Accrued litigation and related interest expense (see Note 12)	--	10,101
Accrued compensation	8,182	7,587
Accrued commissions	1,327	1,435
All other current accrued liabilities	670	528
Total other current liabilities	$13,177	$22,564

8. BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at June 30, 2007 and December 31, 2006, and there were $875,000 in standby letters of credit outstanding. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (8.25% at June 30, 2007), or the bank's revolving offshore rate, which approximates LIBOR plus 2.0% (7.4% at June 30, 2007.) The agreement contains certain restrictive covenants. The Company was in compliance with all such covenants at June 30, 2007. The revolving line of credit agreement expires June 30, 2009.

9. SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2007, two customers, both worldwide distributors, accounted for $9.7 million (15%) and $6.9 million (11%) of net revenues, respectively. During the six months ended June 30, 2006, three customers, two worldwide distributors and an Asian based stocking representative accounted for $23.3 million (17%), $14.6 million (11%) and $17.6 million (13%) of net revenues, respectively.

As of June 30, 2007, four customers, three worldwide distributors and an Asian-based stocking representative accounted for 16%, 16%, 11% and 15%, respectively, of total accounts receivable. As of December 31, 2006, three customers, two worldwide distributors and an Asian-based stocking representative accounted for 20%, 13% and 12%, respectively, of total accounts receivable.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, net of tax, was $8.6 million and $26.5 million for the three and six months ended June 30, 2007, respectively, and $9.0 million and $17.7 million for the three and six months ended June 30, 2006, respectively.

11. SEGMENT REPORTING

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

Net Revenues by Segment	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2007	2006	2007	2006
Net Revenues:
Standard Products	$59,913	$66,896	$118,197	$131,903
Other Products	5,188	3,296	10,017	6,440
Total net revenues	$65,101	$70,192	$128,214	$138,343
As a Percentage of Total Net Revenues:
Standard Products	92%	95%	92%	95%
Other Products	8%	5%	8%	5%
Total net revenues	100%	100%	100%	100%

12. LITIGATION AND OTHER CONTINGENCIES

On May 9, 1994, Linear Technology Corporation (“LTC”), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition. After many years of motions and appeals, a bench trial on the merits was commenced on November 30, 2005, and concluded on December 16, 2005. The parties filed post-trial briefs on January 20, 2006. On June 9, 2006, the Court ruled that Micrel had willfully infringed the patent-in-suit, and awarded damages to LTC. As a result of this judgment, the Company recorded $846,000 in other operating expense in the Company’s 2006 financial statements.

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the “Lemelson Partnership”) filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of a number of Lemelson Foundation patents. The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue. In defense of this action, the Company was part of a Joint Defense Group consisting of a number of companies who were opposing the law suit together (the "Joint Defense Group"). On January 17, 2007, the parties entered into an agreement to settle the litigation for payment of a mutually agreeable sum, as a result of which, the four companies in the Joint Defense Group have acquired a package license under the Lemelson patents. During the fourth quarter of 2006, Micrel accrued $120,000 to other operating expense for the Company's portion of the liability under this settlement agreement. This amount was paid during the first quarter of 2007.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 27, 2002, the Company filed a complaint against TRW, Inc. (“TRW”) entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW. In this lawsuit, Micrel alleged that TRW breached various agreements to assist in Micrel’s development of, and to purchase, certain Application Specific Integrated Circuits. The complaint sought compensatory damages, attorneys’ fees and costs associated with the suit. On February 24, 2003, TRW filed an answer to the Company’s complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development. On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counterclaim against Micrel. The outcome of the jury trial was a judgment on July 26, 2005, awarding damages for the benefit of TRW in the amount of $9.3 million. The damages amount was accrued in other current liabilities in the Company’s second quarter 2005 financial statements. On January 13, 2006, the Company filed a notice of its intent to appeal the jury’s verdict. On February 23, 2006, the Company posted a surety bond in the amount of $10.5 million in the United States District Court, Northern District of Ohio, to stay payment of damages and potential interest awarded to TRW (see Note 1). On April 24, 2007, a hearing was held in the United States Court of Appeals for the Sixth Circuit, at which time the Court heard oral argument on the Appeal. On May 4, 2007, the Court of Appeals issued its ruling affirming the jury’s verdict. During the quarter ended June 30, 2007, the Company paid TRW the legal judgment for total damages and interest in the amount of $10.2 million.

On April 21, 2003, the Company filed a complaint against its former independent public accountants Deloitte & Touche LLP (“Deloitte”) entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte. In this lawsuit, Micrel alleged that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made certain false representations upon which Micrel justifiably relied. Deloitte has denied all allegations in the complaint. The complaint sought compensatory damages, costs associated with the suit and such other relief that the court may deem just and proper. On February 23, 2007, the parties entered into a Settlement Agreement and Mutual Releases. Under the terms of the Agreement, the parties agreed to dismiss with prejudice the pending litigation and Deloitte paid to Micrel a settlement amount of $15.5 million. The Company recorded the $15.5 million settlement amount as other income in the quarter ended March 31, 2007.

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems (“MPS”), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California alleging two causes of action for infringement by MPS of certain patents owned by Micrel. In the complaint, the Company alleged that MPS had been and was infringing U.S. patent no. 5,517,046 (the “’046 patent”) and U.S. patent no. 5,556,796 (the “’796 patent”). Subsequently, on November 29, 2004, the Company filed an amended complaint adding Michael R. Hsing, MPS’ President and Chief Executive Officer (“Hsing”), and James C. Moyer, MPS’ Chief Design Engineer (“Moyer”) as defendants. Hsing and Moyer are both former employees of Micrel. In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint added causes of action for statutory and common law misappropriation of Micrel’s trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California’s Unfair Competition Law. On September 21, 2006, the Company and MPS entered into a Settlement Agreement, agreeing to dismiss all claims and counterclaims in the litigation with prejudice. Micrel also agreed to release MPS, Hsing and Moyer from all claims for any alleged trade secret claims based on any confidential information. In addition, Micrel licensed U.S. Patent Nos. 5,517,046 and 5,556,796 to MPS. Under the terms of the agreement MPS agreed to pay a license fee of $3.0 million of which $1.0 million was paid in September 2006, $1.0 million was paid in December 2006 and the remaining $1.0 million balance will be paid by January 2008. In the third quarter of 2006 the Company recorded $2.9 million in net revenues representing the present value of the license payments from MPS.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003 (see note 15), filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara. In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable. Deerfield disputes that Micrel had a right to terminate, alleging that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence. The complaint seeks damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment. Micrel disputes Deerfield's allegations and will vigorously defend against the action. On July 21, 2006, Micrel answered the complaint with a denial of any liability and the filing of a cross-complaint against Deerfield seeking return of the security deposit and rent paid from the date of the casualty, January 20, 2006 through February 28, 2006. The case is in the discovery phase and no trial date has yet been set.

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

Certain additional claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operation or cash flows.

13. STOCK REPURCHASE PROGRAM

In November 2006, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2007. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans, employee stock purchase plan and 401(k) plan. During the six months ended June 30, 2007, the Company repurchased 1,299,100 shares of its common stock for $14.5 million.

14. INCOME TAXES

The income tax provision for the three and six months ended June 30, 2007, as a percentage of income before taxes, was 35.7% and 36.2%, respectively, decreasing from 40.7% for each of the comparable periods in the prior year. These decreases resulted from decreased non-deductible share-based compensation expense combined with increased tax benefits from the federal research and development credit and federal qualified production activity deductions. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. The adoption of FIN No. 48 did not result in a cumulative effect adjustment to retained earnings as of January 1, 2007. Consistent with the provisions of FIN No. 48, the company reclassified $4.4 million of current income tax liabilities (classified net of income tax receivable as of December 31, 2006 and included in prepaid expenses and other in the Condensed Consolidated Balance Sheet) as follows: $1.9 million increase to non-current income taxes payable and $2.5 million decrease to non-current deferred tax assets. Upon adoption, the gross liability for income taxes associated with uncertain tax positions at January 1, 2007 was $6.6 million. This gross liability can be reduced by $2.2 million of offsetting tax benefits primarily associated with the federal effects of potential state income tax uncertainties.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2007, the gross liability for uncertain tax positions was $7.3 million and the net liability, reduced for the federal effects of potential state tax exposures, was $4.9 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $4.9 million would favorably affect the company’s tax provision in such future periods. The company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of January 1, 2007 and June 30, 2007, the Company had $140,000 and $190,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of non-current income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $19.9 million and net long-term deferred tax assets of $9.5 million as of June 30, 2007. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

15. RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

			Other
		Contractual	Disposal
		Facility Costs	Costs	Total
Balance December 31, 2005		$1,399	$360	$1,759
2006	Charges	117	152	269
2006	Uses	(259)	(195)	(454)
Balance December 31, 2006		1,257	317	1,574
2007	Charges	72	--	72
2007	Uses	--	--	--
2007	Other	85	--	85
Balance June 30, 2007		$1,414	$317	$1,731

During the six months ended June 30, 2007, the company accrued $72,000 in interest expense on unpaid facility rent and reclassified $85,000 from non-current deferred rent into accrued restructuring.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All of the $1.7 million in accrued restructuring costs has been included within other current liabilities as of June 30, 2007. Actual future costs may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

16. SUBSEQUENT EVENT

On July 23, 2007 the Company's Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock payable on August 22, 2007, to shareholders of record at the close of business on August 7, 2007. This dividend will be recorded in the third quarter of 2007 and is expected to be approximately $2.3 million. During the second quarter of 2007, the Company paid cash dividends of $2.3 million.

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

     To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2006 through June 30, 2007 has been provided.

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

     Second quarter 2006 gross margin of 57.3% declined by 1.2 percentage points as compared to the first quarter of 2006 but was up 5.5 percentage points from the 51.8% reported for the comparable period in 2005. The sequential decline in gross margin was primarily the result of normal fluctuations in sales mix and changes in inventory combined with a greater unfavorable impact from stock-based compensation expense. Operating margin of 19.7% was flat on a sequential basis and up from 1.3% in the second quarter of 2005. Operating income for the second quarters of 2006 and 2005 includes $935,000 and $9.3 million, respectively, in accrued litigation expense (see Note 12 of Notes to Condensed Consolidated Financial Statements.) The Company’s on-hand inventories increased by $1.5 million on a sequential basis. The majority of the second quarter inventory growth was for purchased Ethernet product materials driven by increased customer demand coupled with long third party foundry cycle times. Micrel’s channel inventories at both Asia-based stocking representatives and sell-through distributors increased on a sequential basis in the second quarter. Resales of the Company’s products through the distribution channel increased by approximately 10% in the second quarter of 2006, while sales through Asian-based stocking representatives were roughly flat in the second quarter. Overall inventory turns for Micrel’s sell-through distributors and Asian-based stocking representatives remained within historical average levels at the end of the second quarter of 2006.

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

     Third quarter 2006 gross margin of 58.6% matched the highest level in the Company’s history. Operating profit was $18.1 million and operating margin improved to 24.6% of sales. The settlement of intellectual property matters, and related licensing revenues and expenses, resulted in net $2.2 million of additional pre-tax operating income in the third quarter, increasing third quarter 2006 net income by $0.02 per diluted share. The Company’s September ending on-hand inventory increased $2.6 million from the second quarter. The majority of the inventory growth was for purchased material for Ethernet products, as manufacturing cycle times at the foundries that manufacture Ethernet products declined during the third quarter while end demand for certain Ethernet products decreased. Channel inventories at Micrel’s Asia-based stocking representatives remained flat from the end of the second quarter, while channel inventories at the Company’s sell-through distributors decreased on a sequential basis after growing in the previous three quarters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     In the second quarter of 2007, order lead times remained in the four to six week range. Although customers continued to closely monitor their inventories, the dollar amount of second quarter bookings exceeded the Company’s revenue level. Second quarter revenues were $65.1 million, a sequential increase of 3% over the $63.1 million recorded in the first quarter, and 7% lower than the $70.2 million posted in the year-ago period. The sequential growth in second quarter revenues was led by increased sales to customers serving the communications and computing end markets, offsetting lower sales of the Company’s products to major Korean wireless handset customers. Gross margin of 57.0% was flat to the prior year period and decreased by approximately 1% from the first quarter. During the second quarter, the Company operated at a lower level of factory utilization, which had the combined effect of reducing both inventory levels and gross margin. Channel inventories also declined on a sequential basis as the Company’s major global sell-through distributors attempted to take advantage of readily available semiconductor component supplies to increase their working capital turns.

     The Company derives a substantial portion of its net revenues from standard products. For the three and six month periods ended June 30, 2007 the Company's standard products sales accounted for 92% of the Company's net revenues. For the three and six month periods ended June 30, 2006 the Company's standard products sales accounted for 95% of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Critical Accounting Policies and Estimates

     The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and valuation of receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10 K for the year ended December 31, 2006.

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

     Share-Based Compensation. Effective January 1, 2006, Micrel adopted the provisions of SFAS No. 123R using the modified-prospective transition method. Under SFAS No. 123R share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations. To determine fair value, the Company uses the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend yield and risk free interest rate. In addition, SFAS No. 123R requires an estimate of expected forfeiture rates of stock grants and share-based compensation expense is to be only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.

     Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of June 30, 2007, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. See Note 14 of Notes to Condensed Consolidated Financial Statements for additional information regarding the adoption of FIN No. 48.

     Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The Company has recently settled cases involving intellectual property claims (see Note 12 of Notes to Condensed Consolidated Financial Statements). An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

     The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.0	42.7	42.4	42.1
Gross profit	57.0	57.3	57.6	57.9
Operating expenses:
Research and development	21.8	18.8	21.4	18.9
Selling, general and administrative	17.1	17.5	18.1	18.6
Restructuring expense	--	--	0.1	--
Other expense	0.1	1.3	0.1	0.7
Total operating expenses	39.0	37.6	39.7	38.2
Income from operations	18.0	19.7	17.9	19.7
Other income (expense):
Interest income	2.6	2.3	2.5	2.2
Interest expense	0.1	(0.4)	(0.1)	(0.3)
Litigation settlement and other income, net	--		12.1
Total other income (expense)	2.7	1.9	14.5	1.9
Income before income taxes	20.7	21.6	32.4	21.6
Provision for income taxes	7.4	8.8	11.7	8.8
Net income	13.3%	12.8%	20.7%	12.8%

     Net Revenues. For the three months ended June 30, 2007, net revenues decreased 7% to $65.1 million from $70.2 million for the same period in the prior year. For the six months ended June 30, 2007, net revenues decreased 7% to $128.2 million from $138.3 million for the same period in the prior year. These decreases were due to decreased standard products revenues, which was partially offset by increased other products revenues.

     Standard products revenues for the three months ended June 30, 2007 decreased 10% to $59.9 million from $66.9 million for the same period in the prior year. For the six months ended June 30, 2007, standard products revenues decreased 10% to $118.2 million from $131.9 million for the same period in the prior year. These decreases resulted primarily from decreased unit shipments of standard products to the industrial, computer products and networking communications end markets.

     Other products, which consist primarily of custom and foundry products revenues and revenues from the license of patents, for the three months ended June 30, 2007 increased 57% to $5.2 million from $3.3 million for the same period in the prior year. For the six months ended June 30, 2007, other products revenues increased 56% to $10.0 million from $6.4 million for the same period in the prior year. These increases resulted primarily from increased unit shipments of foundry products.

     Customer demand for semiconductors can change quickly and unexpectedly. The Company’s revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called “turns fill” orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company’s lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. During 2006, the Company averaged approximately 50% to 55% turns fill per quarter. During the first half of 2007, turns fill rate for OEM and stocking representatives remained in the 55% to 60% range.

     As noted in Item 1A “Risk Factors” and above in the overview section of this “Management's Discussion and Analysis of Financial Condition and Results of Operations”, a trend has developed over the last five years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. To deal with these market forces while maintaining reliable service levels, the Company and other semiconductor suppliers are carrying higher relative levels of inventory compared with historical averages prior to 2001. The reluctance of customers to provide order backlog, combined with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     International sales represented 69% and 71% of net revenues for the three months ended June 30, 2007 and 2006, respectively. On a dollar basis, international sales decreased 10% to $44.7 million for the three months ended June 30, 2007 from $49.8 million for the comparable period in 2006. For the six months ended June 30, 2007 and 2006, international sales represented 68% and 72% of net revenues, respectively. For the six months ended June 30, 2007 international sales decreased 12% to $87.4 million from $99.5 million for the comparable period in 2006. These decreases resulted primarily from decreased shipments of standard products to the networking communications and computer products end markets, primarily in Asia.

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

     Share-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. The Company's results of operations for the three month periods ended June 30, 2007 and 2006 include $1.7 million and $2.6 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the six month periods ended June 30, 2007 and 2006, the Company's results of operations include $3.0 million and $5.0 million, respectively, of non-cash expense related to the fair value of share-based compensation awards (see Note 3 of Notes to Condensed Consolidated Financial Statements.)

     Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin decreased to 57.0% for the three months ended June 30, 2007 from 57.3% for the comparable period in 2006. For the six months ended June 30, 2007, the Company's gross margin decreased to 57.6% from 57.9% for the comparable period in 2006. These decreases in gross margin resulted primarily from decreased manufacturing capacity utilization.

     Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 21.8% and 18.8%, for the three months ended June 30, 2007 and 2006, respectively. On a dollar basis, research and development expenses increased $1.0 million or 8% to $14.2 million for the three months ended June 30, 2007 from $13.2 million for the comparable period in 2006. For the six months ended June 30, 2007 and 2006, research and development expenses as a percentage of net revenues represented 21.4% and 18.9%, respectively. On a dollar basis, research and development expenses increased $1.3 million or 5% to $27.4 million for the six months ended June 30, 2007 from $26.2 million for the comparable period in 2006. These increases were primarily due to increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

     Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17.1% and 17.5% for the three months ended June 30, 2007 and 2006, respectively. On a dollar basis, selling, general and administrative expenses decreased $1.1 million or 9% to $11.1 million for the three months ended June 30, 2007 from $12.3 million for the comparable period in 2006. For the six months ended June 30, 2007 and 2006, as a percentage of net revenues, selling, general and administrative expenses represented 18.1% and 18.6%, respectively. On a dollar basis, selling, general and administrative expenses decreased $2.4 million or 9% to $23.3 million for the six months ended June 30, 2007 from $25.7 million for the comparable period in 2006. These decreases were primarily due to decreased outside legal expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Other Operating Expense. During the quarter ended June 30, 2006, the Company accrued $935,000 in litigation expense due to an unfavorable ruling in a patent infringement lawsuit brought by Linear Technology Corporation (see Note 12 of Notes to Condensed Consolidated Financial Statements).

     Other Income (Expense). Other income (expense) reflects interest income from investments in short-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to the settlement of certain previously provided for litigation liabilities. For the three months ended June 30, 2007, interest expense includes the reversal of $158,000 in accrued interest related to accrued litigation liabilities. For the six months ended June 30, 2007, other income includes $15.5 million in non-operating income resulting from the settlement of litigation (see Note 12 of Notes to Condensed Consolidated Financial Statements).

     Provision for Income Taxes. The income tax provision for the three and six months ended June 30, 2007, as a percentage of income before taxes, was 35.7% and 36.2%, respectively, decreasing from 40.7% for each of the comparable periods in the prior year. These decreases resulted from decreased non-deductible share-based compensation expense combined with increased tax benefits from the federal research and development credit and federal qualified production activity deductions. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

     Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2007, consisted of cash and short-term investments of $125.4 million and a $6 million revolving line of credit from a commercial bank (see Note 8 of Notes to Condensed Consolidated Financial Statements).

     The Company generated $32.1 million in cash flows from operating activities for the six months ended June 30, 2007, primarily attributable to net income of $26.5 million plus additions for non-cash activities of $15.5 million (consisting primarily of $9.0 million in depreciation and amortization, $3.0 million in share-based compensation and a $2.4 million decrease in deferred tax assets) combined with a $4.9 million increase in income taxes payable and a $2.3 million decrease in inventories, which was partially offset by a $9.4 million decrease in other current liabilities, resulting primarily from the payment of a legal judgment, and a $4.3 million decrease in accounts payable.

     For the six months ended June 30, 2006, the Company generated $23.8 million in cash flows from operating activities primarily attributable to net income of $17.7 million plus additions for non-cash activities of $10.3 million (consisting primarily of $8.5 million in depreciation and amortization, $5.0 million in share-based compensation which was partially offset by a $3.5 million increase in deferred tax assets) combined with $7.9 million increase is deferred income on shipments to distributors and a $1.8 million increase in other accrued liabilities, which was partially offset by $5.5 million increase in accounts receivable, $3.9 million increase in inventories combined with a $2.3 million decrease in accounts payable and a $2.2 million decrease in income taxes payable.

     The Company used $16.9 million of cash in investing activities during the six months ended June 30, 2007, comprised of $10.1 million in net purchases of short-term investments and $9.4 million in purchases of property, plant and equipment which was partially offset by a $2.6 million decease in restricted cash.

     For the six months ended June 30, 2006, the Company generated $23.2 million of cash from investing activities comprised of $34.4 million in proceeds from net sales of short-term investments which was partially offset by $8.6 million in purchases of property, plant and equipment and $2.6 million increase in restricted cash.

     The Company used $7.2 million of cash in financing activities during the six months ended June 30, 2007 primarily for the repurchase of $14.5 million of the Company's common stock and $2.3 million for the payment of cash dividends, which was partially offset by $9.6 million in proceeds from the exercise of employee stock awards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     For the six months ended June 30, 2006, the Company used $27.8 million of cash in financing activities primarily for the repurchase of $30.2 million of the Company's common stock, which was partially offset by $2.2 million in proceeds from the exercise of employee stock awards.

     The Company currently intends to spend approximately $18 million to $25 million to purchase capital equipment and make facility improvements during the next 12 months primarily for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $35.5 million of its common stock through December 31, 2007. In addition, on July 23, 2007, the Company's Board of Directors declared a $0.03 per common share cash dividend, payable August 22, 2007 to shareholders of record on August 7, 2007. The cash dividend payout by the Company on August 7, 2007 is expected to be approximately $2.3 million. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Recently Issued Accounting Standards

     Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

     As of June 30, 2007, the Company had the following contractual obligations and commitments (in thousands):

		Payments Due By Period
		Less
		than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$42	$42	$—	$—	$—
Operating leases	5,628	1,813	2,750	1,018	47
Open purchase orders	17,600	17,600	—	—	—
Total	$23,270	$19,455	$2,750	$1,018	$47

     Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

     Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at June 30, 2007 and there were $875,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

     Effective January 1, 2007, the Company adopted the provisions of FIN No. 48 (see Note 14 of Notes to Condensed Consolidated Financial Statements.) As of June 30, 2007, the liability for uncertain tax positions, net of federal impacts on state tax issues was $4.9 million, of which, none is expected to be paid within one year. Included in the $4.9 million is approximately $2.5 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. For the remaining liability, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

     The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2007, the Company held $25.1 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified as long-term. The short-term investments held at June 30, 2007 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2007, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

     At June 30, 2007, the Company held an insignificant amount of fixed-rate long-term debt subject to interest rate risk.

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

     Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

     There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The information included in Note 12 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in Item 1 of Part I is incorporated herein by reference.

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

     The semiconductor industry is highly competitive and subject to rapid technological change, price-erosion and increased international competition. Significant competitive factors include product features, performance and price; timing of product introductions; emergence of new computer and communications standards; quality and customer support. If the Company is unable to compete favorably in these areas, revenues and profits could be negatively affected.

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

Company-Specific Risks

      In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

      An important part of the Company's strategy is to continue to focus on the market for high-speed communications IC’s. During the first six months of 2006, orders and revenues for the Company’s high-speed communications products increased. In the second half of 2006 and the first half of 2007, order rates declined and revenues moderated for these products. The high speed communications end market can experience slower seasonal growth and lower manufacturing levels in the second half of the calendar year. Should demand from the Company’s customers in this end market decrease in the second half of 2007, or if lower customer demand for the Company’s high bandwidth products materializes, the Company's future revenue growth and profitability could be adversely affected.

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

Dividend Policy

      On July 23, 2007, the Company's Board of Directors declared a $0.03 per common share cash dividend, payable August 22, 2007 to shareholders of record on August 7, 2007.

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

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Repurchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs ($000)
January 2007	380,300	$10.22	380,300	$46,112
February 2007	261,800	$10.61	261,800	$43,334
March 2007	188,000	$11.47	188,000	$41,177
Total Q1 2007	830,100	$10.63	830,100
April 2007	161,200	$11.61	161,200	$39,306
May 2007	134,600	$12.47	134,600	$37,628
June 2007	173,200	$12.33	173,200	$35,493
Total Q2 2007	469,000	$12.12	469,000
Total 2007	1,299,100	$11.17	1,299,100

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 24, 2007. At the Annual Meeting, shareholders voted on two matters: (a) to elect the Board of Directors, and (b) to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007. All nominees for directors were elected and the selection of the independent auditor was ratified. The proposals were voted upon and approved in the manner set forth below:

Proposal No. 1 - Election of members of the Board of Directors:

     The following persons were duly elected to the Board of Directors by the shareholders for a one year term and until their successors are elected and qualified:

NOMINATION	FOR	WITHHELD
Raymond D. Zinn	64,333,323	451,957
Michael J. Callahan	64,491,471	293,809
David W. Conrath	63,455,825	1,329,455
Neil J. Miotto	64,508,731	276,549
Frank W. Schneider	64,507,467	277,813

Proposal No. 2 - Ratification of the appointment PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2007:

NOMINATION	FOR	AGAINST	ABSTAIN
PricewaterhouseCoopers LLP	64,549,937	218,040	17,303

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement dated as of April 20, 2007, by and between the Company and Bank of the West (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 30, 2007).
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: August 8, 2007	By	/s/ Richard D. Crowley, Jr.
Richard D. Crowley, Jr.
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)