Form 10-Q
period 2007-09-30
MICREL INC
filed 2007-11-07
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.

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

As of October 31, 2007 there were 75,878,010 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,531	$92,259
Restricted cash	--	2,629
Short term investments	22,044	15,050
Accounts receivable, net	34,534	31,092
Inventories	33,540	37,183
Income taxes receivable	3,229	801
Prepaid expenses and other	1,634	2,283
Deferred income taxes	20,092	23,096
Total current assets	208,604	204,393

PROPERTY, PLANT AND EQUIPMENT, NET	80,363	78,665
DEFERRED INCOME TAXES	9,460	11,158
INTANGIBLE ASSETS, NET	3,448	4,714
OTHER ASSETS	1,356	1,343
TOTAL	$303,231	$300,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,569	$17,429
Deferred income on shipments to distributors	21,691	21,705
Other current liabilities	11,647	22,564
Current portion of long-term debt	--	80
Total current liabilities	48,907	61,778

LONG-TERM INCOME TAXES PAYABLE	2,567	--
OTHER LONG-TERM OBLIGATIONS	346	453

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2007 - 76,190,952 shares; 2006 - 78,078,211 shares	--	15,585
Accumulated other comprehensive loss	(33)	(35)
Retained earnings	251,444	222,492
Total shareholders’ equity	251,411	238,042
TOTAL	$303,231	$300,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET REVENUES	$65,191	$73,482	$193,405	$211,825
COST OF REVENUES (1)	27,698	30,449	82,118	88,646
GROSS PROFIT	37,493	43,033	111,287	123,179
OPERATING EXPENSES:
Research and development (1)	13,680	13,071	41,123	39,261
Selling, general and administrative (1)	10,871	11,867	34,123	37,531
Restructuring expense	28	35	100	101
Other expense	--	(22)	86	913
Total operating expenses	24,579	24,951	75,432	77,806
INCOME FROM OPERATIONS	12,914	18,082	35,855	45,373
OTHER INCOME (EXPENSE):
Interest income	1,605	1,538	4,767	4,552
Interest expense	(11)	(28)	(83)	(488)
Litigation settlement and other income, net (Note 12)	10	39	15,533	51
Total other income, net	1,604	1,549	20,217	4,115
INCOME BEFORE INCOME TAXES	14,518	19,631	56,072	49,488
PROVISION FOR INCOME TAXES	5,095	7,828	20,140	19,993
NET INCOME	$9,423	$11,803	$35,932	$29,495
NET INCOME PER SHARE:
Basic	$0.12	$0.15	$0.46	$0.36
Diluted	$0.12	$0.15	$0.46	$0.35
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	76,964	80,671	77,466	82,620
Diluted	77,971	81,324	78,625	83,971

(1) Share-based compensation expense included in:
Cost of revenues	$260	$485	$848	$1,187
Research and development	543	733	1,678	2,844
Selling, general and administrative	564	792	1,791	2,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	September 30,
	2007	2006
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$35,932	$29,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,499	12,789
Share-based compensation expense	4,317	6,974
Tax benefit on the exercise of employee stock options	1,265	588
Excess tax benefits associated with share-based compensation	(158)	(161)
Loss on disposal of assets	--	11
Deferred rent	(107)	(19)
Deferred income taxes	2,115	(784)
Changes in operating assets and liabilities:
Accounts receivable	(3,442)	(869)
Inventories	3,651	(6,487)
Income taxes receivable	(2,428)	(426)
Prepaid expenses and other assets	636	(841)
Accounts payable	(1,860)	(2,628)
Income taxes payable	5,154	(4,939)
Other current liabilities	(10,917)	(267)
Deferred income on shipments to distributors	(14)	7,259
Net cash provided by operating activities	47,643	39,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	2,629	(2,629)
Purchases of property, plant and equipment	(13,931)	(11,281)
Purchases of intangible asset	--	(1,601)
Purchases of short-term investments	(13,056)	(15,052)
Proceeds from the sale of short-term investments	6,064	51,490
Net cash provided by (used in) investing activities	(18,294)	20,927
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(80)	(70)
Proceeds from the issuance of common stock	10,914	2,702
Repurchases of common stock	(34,402)	(57,952)
Payment of cash dividends	(4,667)	--
Excess tax benefits associated with share-based compensation	158	161
Net cash used in financing activities	(28,077)	(55,159)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,272	5,463
CASH AND CASH EQUIVALENTS - Beginning of period	92,259	88,130
CASH AND CASH EQUIVALENTS - End of period	$93,531	$93,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$816	$86
Income taxes	$13,987	$25,568
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals except for the adoption of FIN No. 48 as discussed in Note 14) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2006, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	76,964	80,671	77,466	82,620
Dilutive effect of stock options outstanding using the treasury stock method	1,007	653	1,159	1,351
Shares used in computing diluted net income per share	77,971	81,324	78,625	83,971

For the three and nine months ended September 30, 2007, 6.1 million stock options, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months ended September 30, 2006, 9.2 million stock options and 5.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

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

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” ("SFAS No. 123R"). Share-based compensation is measured at the grant date, based on the fair value of the award and is recognized over the employee's requisite service period. For further details regarding the Company's share-based compensation arrangements, refer to Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues	$260	$485	$848	$1,187
Research and development	543	733	1,678	2,844
Selling, general and administrative	564	792	1,791	2,943
Pre-tax share-based compensation expense	1,367	2,010	4,317	6,974
Less income tax effect	(276)	(183)	(730)	(606)
Net share-based compensation expense	$1,091	$1,827	$3,587	$6,368

During the three months ended September 30, 2007 and 2006, the Company granted 381,650 and 310,400 stock options, respectively at weighted average fair values of $5.35 and $5.62 per share, respectively. For the nine months ended September 30, 2007 and 2006, the Company granted 1,534,425 and 1,398,600 stock options, respectively at weighted average fair values of $6.11 and $7.31 per share, respectively. The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected term (years)	5.8	5.4	5.9	5.5
Stock volatility	51.0%	60.1%	51.7%	59.6%
Risk free interest rates	4.3%	5.0%	4.6%	5.0%
Dividends during expected terms	1.1%	0.0%	0.7%	0.0%

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2007, there was $17.7 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.7 years. Total share-based compensation capitalized as part of inventory as of September 30, 2007 and December 31, 2006 was $233,000 and $225,000, respectively.

4. INVESTMENTS

Short-term investments consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). A summary of investments at September 30, 2007 and December 31, 2006 is as follows (in thousands):

	Amortized Cost	Market Value	Unrealized Holding Gains	Unrealized Holding Losses

Short-term investments at September 30, 2007	$22,077	$22,044	$--	$33

Short-term investments at December 31, 2006	$15,085	$15,050	$--	$35

5. INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	December 31,
	2007	2006
Finished goods	$12,198	$16,062
Work in process	19,016	19,430
Raw materials	2,326	1,691
	$33,540	$37,183

6. INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,720	$8,282	$438	$8,718	$8,078	$640
Patents and trade name	10,318	7,308	3,010	10,318	6,244	4,074
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,493	$17,045	$3,448	$20,491	$15,777	$4,714

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and nine month periods ended September 30, 2007 was $422,000 and 1.3 million, respectively. Total intangible amortization expense for the three and nine month periods ended September 30, 2006 was $406,000 and $1.2 million, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated future amortization expense of intangible assets as of September 30, 2007 was as follows: (in thousands)
Year Ending December 31,
2007	$422
2008	1,688
2009	828
2010	255
2011	255
Thereafter	-
$3,448

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accrued current restructuring expenses	$1,759	$1,574
Accrued workers compensation and health insurance	1,232	1,339
Accrued litigation and related interest expense (see Note 12)	--	10,101
Accrued compensation	6,679	7,587
Accrued commissions	1,342	1,435
All other current accrued liabilities	635	528
Total other current liabilities	$11,647	$22,564

8. BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at September 30, 2007 and December 31, 2006, and there were $525,000 in standby letters of credit outstanding as of September 30, 2007. Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (7.75% at September 30, 2007), or the bank's revolving offshore rate, which approximates LIBOR plus 2.0% (7.2% at September 30, 2007.) The agreement contains certain restrictive covenants. The Company was in compliance with all such covenants at September 30, 2007. The revolving line of credit agreement expires June 30, 2009.

9. SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2007, no original equipment manufacturer accounted for more than 10% of net revenues and two worldwide distributors, accounted for $31.7 million (16%) and $24.6 million (13%) of net revenues, respectively. During the nine months ended September 30, 2006, two world wide distributors and an Asian-based stocking representative accounted for $33.1 million (16%), $25.5 million (12%) and $23.7 million (11%) of net revenues, respectively.

As of September 30, 2007, two worldwide distributors and an Asian-based stocking representative accounted for 17%, 11% and 14%, respectively, of total accounts receivable. As of December 31, 2006, two worldwide distributors and an Asian-based stocking representative accounted for 20%, 13% and 12%, respectively, of total accounts receivable.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, net of tax, was $9.4 million and $35.9 million for the three and nine months ended September 30, 2007, respectively, and $11.8 million and $29.5 million for the three and nine months ended September 30, 2006, respectively.

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

Net Revenues by Segment	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2007	2006	2007	2006
Net Revenues:
Standard Products	$59,522	$66,479	$177,719	$198,382
Other Products	5,669	7,003	15,686	13,443
Total net revenues	$65,191	$73,482	$193,405	$211,825
As a Percentage of Total Net Revenues:
Standard Products	91%	90%	92%	94%
Other Products	9%	10%	8%	6%
Total net revenues	100%	100%	100%	100%

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

13. SHARE REPURCHASE PROGRAM

In November 2006, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2007. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans, employee stock purchase plan and 401(k) plan. During the nine months ended September 30, 2007, the Company repurchased 3,176,335 shares of its common stock for $34.4 million.

On October 22, 2007 the Company's Board of Directors approved a share repurchase program for calendar year 2008 (see Note 17).

Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings.

14. INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2007, as a percentage of income before taxes, was 35.1% and 35.9%, respectively, decreasing from 39.9% and 40.4% for the comparable periods in the prior year. These decreases resulted from decreased non-deductible share-based compensation expense combined with increased tax benefits from the federal research and development credit and federal qualified production activity deductions. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. The adoption of FIN No. 48 did not result in a cumulative effect adjustment to retained earnings as of January 1, 2007. Consistent with the provisions of FIN No. 48, the Company reclassified $4.4 million of current income tax liabilities as follows: $1.9 million increase to non-current income taxes payable and $2.5 million decrease to non-current deferred tax assets. Upon adoption, the gross liability for income taxes associated with uncertain tax positions at January 1, 2007 was $6.6 million. This gross liability can be reduced by $2.2 million of offsetting tax benefits primarily associated with the federal effects of potential state income tax uncertainties.

As of September 30, 2007, the gross liability for uncertain tax positions was $7.6 million and the net liability, reduced for the federal effects of potential state tax exposures, was $5.1 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $5.1 million would favorably affect the company’s tax provision in such future periods. Included in the $5.1 million is $2.5 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. The remaining $2.6 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of January 1, 2007 and September 30, 2007, the Company had $140,000 and $219,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards. The Company had net current deferred tax assets of $20.1 million and net long-term deferred tax assets of $9.5 million as of September 30, 2007. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

	Contractual Facility Costs	Other Disposal Costs	Total
Balance December 31, 2005	$1,399	$360	$1,759
2006 Charges	117	152	269
2006 Uses	(259)	(195)	(454)
Balance December 31, 2006	1,257	317	1,574
2007 Charges	100	--	100
2007 Uses	--	--	--
2007 Other	85	--	85
Balance September 30, 2007	$1,442	$317	$1,759

During the nine months ended September 30, 2007, the Company accrued $100,000 in interest expense on unpaid facility rent and reclassified $85,000 from non-current deferred rent into accrued restructuring.

All of the $1.8 million in accrued restructuring costs has been included within other current liabilities as of September 30, 2007. Actual future costs may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

16. DIVIDENDS

On July 23, 2007 Micrel’s Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock. The payment of $2.3 million was made on August 22, 2007 to shareholders of record as of August 7, 2007. During each of the second quarter and third quarters of 2007, the Company paid cash dividends of $2.3 million ($0.03 per outstanding share of common stock).

17. SUBSEQUENT EVENTS

On October 22, 2007 the Company's Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock payable on November 20, 2007, to shareholders of record at the close of business on November 5, 2007. This dividend will be recorded in the fourth quarter of 2007 and is expected to be approximately $2.3 million.

On October 22, 2007 the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2008. The new share repurchase plan will take effect after the Company’s previously authorized 2007 share repurchase program terminates on December 31, 2007. Repurchases may occur from time to time in the open market or in privately negotiated transactions through December 31, 2008. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2006 through September 30, 2007 has been provided.

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

In the first quarter of 2006, the Company recorded the highest quarterly gross margin as of that time in its history. The first quarter gross margin of 58.5% exceeded the previous peak gross margins recorded in the year 2000, when revenue levels were substantially higher. The sequential improvement in gross margin was primarily the result of a richer sales mix driven by increased sales of higher margin wireline communications products. Despite an increase of $2.0 million in share-based compensation expense as a result of the adoption of SFAS No. 123R, the Company’s operating profit increased on both a sequential and year-over-year basis. Operating margin improved to 20% of net revenues in the first quarter of 2006 from 19% in the fourth quarter of 2005 and 15% in the year-ago period. The Company’s inventory increased on a sequential basis in response to higher demand and in order to provide competitive lead times to our customers. The sequential increase in production capacity utilization added approximately one percentage point to first quarter gross margin.

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

Second quarter 2006 gross margin of 57.3% declined by 1.2 percentage points as compared to the first quarter of 2006 but was up 5.5 percentage points from the 51.8% reported for the comparable period in 2005. The sequential decline in gross margin was primarily the result of normal fluctuations in sales mix and changes in inventory combined with a greater unfavorable impact from share-based compensation expense. Operating margin of 19.7% was flat on a sequential basis and up from 1.3% in the second quarter of 2005. Operating income for the second quarters of 2006 and 2005 includes $935,000 and $9.3 million, respectively, in accrued litigation expense (see Note 12 of Notes to Condensed Consolidated Financial Statements.) The Company’s on-hand inventories increased by $1.5 million on a sequential basis. The majority of the second quarter inventory growth was for purchased Ethernet product materials driven by increased customer demand coupled with long third party foundry cycle times. Micrel’s channel inventories at both Asia-based stocking representatives and sell-through distributors increased on a sequential basis in the second quarter. Resales of the Company’s products through the distribution channel increased by approximately 10% in the second quarter of 2006, while sales through Asian-based stocking representatives were roughly flat in the second quarter. Overall inventory turns for Micrel’s sell-through distributors and Asian-based stocking representatives remained within historical average levels at the end of the second quarter of 2006.

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

During the first quarter of 2007, customers continued to control their inventories closely. However, the order rates the Company experienced during the quarter suggested that customer and channel inventories had fallen to levels consistent with end demand. Micrel’s first quarter bookings increased in all major geographic regions resulting in a 18% growth in orders compared with fourth quarter 2006 levels. The total overall amount of new orders booked in the first quarter exceeded revenues. The sequential improvement in bookings was driven by higher order levels from customers serving the high speed communications, wireless handset and industrial end markets. Order rates increased for both OEM customers and sell-through distributors, while bookings from Micrel’s Asian-based sell-in distributors were flat from Q4 levels. First quarter revenues were $63.1 million, 2% less than the $64.5 million recorded in the fourth quarter 2006, and 7% lower than the $68.2 million posted in the first quarter of 2006. Seasonal declines in sales to customers serving the computing, wireless handset and consumer end markets were partially offset by higher resales through the Company’s sell-through distributors. Gross margin increased sequentially to 58.1% despite lower revenues and inventory reduction due to a combination of lower manufacturing costs and a higher gross margin sales mix. First quarter operating profit was $11.3 million, or 18% of sales. The Company’s on-hand inventory declined on a sequential basis. Overall channel inventories remained relatively flat from the end of 2006, with increases at the Company’s sell-through distributors offset by lower inventory levels at Micrel’s sell-in distributors.

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

Demand for the Company's products in the third quarter of 2007 was generally seasonal in nature. Bookings from industrial and wireline communication customers softened, while holiday and back-to-school related markets such as wireless handsets, computing and consumer were more robust. Faced with concerns about the growth of the U.S. economy, the Company’s sell-through distributors were cautious throughout the third quarter as they saw their orders slow and inventories build. The overall amount of orders booked by the Company in the third quarter was approximately the same as the revenue level for the quarter. Customers continued to control their inventories very closely during the third quarter in the face of short lead times, due in part to their belief that the semiconductor industry has sufficient inventory and/or the ability to deliver sufficient quantities to meet customer demand in this shorter lead time environment. Micrel’s order lead times decreased throughout the quarter, starting out at about five weeks in July and declining to three to four weeks in September. Third quarter revenues were $65.2 million, up slightly compared to the second quarter, and 11% lower than the $73.5 million posted in the year-ago period. An increase in third quarter sales to customers in the wireless handset and consumer end market was offset by lower revenues from customers in the wireline communications end market, arising from lower shipments to major Chinese communications customers as they trimmed inventory levels. Gross margin increased from 57.0% in the second quarter to 57.5% in the third quarter of 2007, and decreased from 58.6% in the year ago period. During the third quarter, the Company reduced on-hand inventory levels despite a higher level of factory utilization. Channel inventories increased by approximately one week over the second quarter due to seasonally slower distribution sales of the Company’s products. Third quarter operating profit was $12.9 million, or 19.8% of revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company derives a substantial portion of its net revenues from standard products. For the three and nine month periods ended September 30, 2007 the Company's standard products sales accounted for 91% and 92% of the Company's net revenues, respectively. For the three and nine month periods ended September 30, 2006 the Company's standard products sales accounted for 90% and 94% of the Company's net revenues, respectively. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Share-Based Compensation. Effective January 1, 2006, Micrel adopted the provisions of SFAS No. 123R using the modified-prospective transition method. Under SFAS No. 123R share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations. To determine fair value, the Company uses the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend yield and risk free interest rate. In addition, SFAS No. 123R requires an estimate of expected forfeiture rates of stock grants and share-based compensation expense is to be only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of September 30, 2007, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.5	41.4	42.4	41.8
Gross profit	57.5	58.6	57.6	58.2
Operating expenses:
Research and development	21.0	17.8	21.3	18.6
Selling, general and administrative	16.7	16.2	17.7	17.8
Restructuring expense	--	--	--	--
Other expense	--	--	--	0.4
Total operating expenses	37.7	34.0	39.0	36.8
Income from operations	19.8	24.6	18.6	21.4
Other income (expense):
Interest income	2.5	2.1	2.4	2.2
Interest expense	--	--	--	(0.2)
Litigation settlement and other income, net	--	--	8.0	__
Total other income, net	2.5	2.1	10.4	2.0
Income before income taxes	22.3	26.7	29.0	23.4
Provision for income taxes	7.8	10.6	10.4	9.5
Net income	14.5%	16.1%	18.6%	13.9%

Net Revenues. For the three months ended September 30, 2007, net revenues decreased 11% to $65.2 million from $73.5 million for the same period in the prior year. For the nine months ended September 30, 2007, net revenues decreased 9% to $193.4 million from $211.8 million for the same period in the prior year. These decreases were due to decreases in standard products revenues and other products revenues.

Standard products revenues for the three months ended September 30, 2007 decreased 10% to $59.5 million from $66.5 million for the same period in the prior year. For the nine months ended September 30, 2007, standard products revenues decreased 10% to $177.7 million from $198.4 million for the same period in the prior year. These decreases resulted primarily from decreased unit shipments of standard products to the computer products, telecommunications, networking and high speed communications end markets, which were partially offset by increase unit shipments to the industrial end market.

Other products, which consist primarily of custom and foundry products revenues and revenues from the license of patents, for the three months ended September 30, 2007 decreased 19% to $5.7 million from $7.0 million for the same period in the prior year. This decrease resulted primarily from a $2.9 million sale of intellectual property included in 2006, which was partially offset by increased foundry product shipments. For the nine months ended September 30, 2007, other products revenues increased 17% to $15.7 million from $13.4 million for the same period in the prior year. This increase resulted primarily from increased unit shipments of foundry products, which was partially offset by a $2.9 million sale of intellectual property included in 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Customer demand for semiconductors can change quickly and unexpectedly. The Company’s revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter. Within the semiconductor industry these orders that are booked and shipped within the quarter are called “turns fill” orders. When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income. Because of the long cycle time to build its products, the Company’s lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand. During 2006, the Company averaged approximately 50% to 55% turns fill per quarter. During the first nine months of 2007, turns fill rate for OEM and stocking representatives remained in the 55% to 60% range.

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

International sales represented 66% and 68% of net revenues for the three months ended September 30, 2007 and 2006, respectively. On a dollar basis, international sales decreased 14% to $43.1 million for the three months ended September 30, 2007 from $50.3 million for the comparable period in 2006. For the nine months ended September 30, 2007 and 2006, international sales represented 68% and 71% of net revenues, respectively. For the nine months ended September 30, 2007 international sales decreased 13% to $130.5 million from $149.8 million for the comparable period in 2006. These decreases resulted primarily from decreased shipments of standard products to the networking communications and computer products end markets, primarily in Asia.

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

Share-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. The Company's results of operations for the three month periods ended September 30, 2007 and 2006 include $1.4 million and $2.0 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the nine month periods ended September 30, 2007 and 2006, the Company's results of operations include $4.3 million and $7.0 million, respectively, of non-cash expense related to the fair value of share-based compensation awards (see Note 3 of Notes to Condensed Consolidated Financial Statements.)

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin decreased to 57.5% for the three months ended September 30, 2007 from 58.6% for the comparable period in 2006. For the nine months ended September 30, 2007, the Company's gross margin decreased to 57.5% from 58.2% for the comparable period in 2006. These decreases in gross margin resulted primarily from decreased manufacturing capacity utilization and the inclusion of, in 2006, $2.9 million in net revenues for sale of intellectual property, which is partially offset by a $714,000 charge to cost of revenues related to the settlement of a patent dispute.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 21.0% and 17.8%, for the three months ended September 30, 2007 and 2006, respectively. On a dollar basis, research and development expenses increased $609,000 or 5% to $13.7 million for the three months ended September 30, 2007 from $13.1 million for the comparable period in 2006. For the nine months ended September 30, 2007 and 2006, research and development expenses as a percentage of net revenues represented 21.3% and 18.6%, respectively. On a dollar basis, research and development expenses increased $1.9 million or 5% to $41.1 million for the nine months ended September 30, 2007 from $39.3 million for the comparable period in 2006. These increases were primarily due to increased staffing costs combined with increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 16.7% and 16.2% for the three months ended September 30, 2007 and 2006, respectively. On a dollar basis, selling, general and administrative expenses decreased $1.0 million or 8% to $10.9 million for the three months ended September 30, 2007 from $11.9 million for the comparable period in 2006. For the nine months ended September 30, 2007 and 2006, as a percentage of net revenues, selling, general and administrative expenses represented 17.7% and 17.8%, respectively. On a dollar basis, selling, general and administrative expenses decreased $3.4 million or 9% to $34.1 million for the nine months ended September 30, 2007 from $37.5 million for the comparable period in 2006. These decreases were primarily due to decreased outside legal expenses.

Other Income (Expense). Other income (expense) reflects interest income from investments in short-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to the settlement of certain previously provided for litigation liabilities. For the nine months ended September 30, 2007, other income includes $15.5 million in non-operating income resulting from the settlement of litigation (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Provision for Income Taxes. The income tax provision for the three and nine months ended September 30, 2007, as a percentage of income before taxes, was 35.1% and 35.9%, respectively, decreasing from 39.9% and 40.4% for the comparable periods in the prior year. These decreases resulted from decreased non-deductible share-based compensation expense combined with increased tax benefits from the federal research and development credit and federal qualified production activity deductions. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2007, consisted of cash and short-term investments of $115.6 million and a $6 million revolving line of credit from a commercial bank (see Note 8 of Notes to Condensed Consolidated Financial Statements).

The Company generated $47.6 million in cash flows from operating activities for the nine months ended September 30, 2007, primarily attributable to net income of $35.9 million plus additions for non-cash activities of $20.9 million (consisting primarily of $13.5 million in depreciation and amortization, $4.3 million in share-based compensation expense and a $2.1 million decrease in deferred tax assets) combined with a $5.2 million increase in income taxes payable and a $3.7 million decrease in inventories, which was partially offset by a $10.9 million decrease in other current liabilities, resulting primarily from the payment of a legal judgment, $1.9 million decrease in accounts payable combined with a $3.4 million increase in accounts receivable and a $2.4 million increase in income taxes receivable.

For the nine months ended September 30, 2006, the Company generated $39.7 million in cash flows from operating activities, primarily attributable to net income of $29.5 million plus additions for non-cash activities of $19.4 million (consisting primarily of $12.8 million in depreciation and amortization, $7.0 million in share-based compensation expense) combined with a $7.3 million increase in deferred income on shipments to distributors, which was partially offset by a $6.5 million increase in inventories combined with a $4.9 million decrease in income taxes payable and a $2.6 million decrease in accounts payable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  The Company used $18.3 million of cash in investing activities during the nine months ended September 30, 2007, comprised of $13.9 million in purchases of property, plant and equipment and $7.0 million in net purchases of short-term investments which was partially offset by a $2.6 million decease in restricted cash.

For the nine months ended September 30, 2006, the Company generated $20.9 million of cash from investing activities, comprised of $36.4 million in proceeds from net sales of short-term investments which was partially offset by $11.3 million in purchases of property, plant and equipment, $1.6 million in purchases of intangible assets and $2.6 million increase in restricted cash.

The Company used $28.1 million of cash in financing activities during the nine months ended September 30, 2007 primarily for the repurchase of $34.4 million of the Company's common stock and $4.7 million for the payment of cash dividends, which was partially offset by $10.9 million in proceeds from the exercise of employee stock awards.

For the nine months ended September 30, 2006, the Company used $55.2 million of cash in financing activities during the nine months ended September 30, 2006 primarily for the repurchase of $58.0 million of the Company's common stock, which was partially offset by $2.7 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $18 million to $23 million to purchase capital equipment and make facility improvements during the next 12 months primarily for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $65.6 million of its common stock through December 31, 2008. In addition, on October 22, 2007, the Company's Board of Directors declared a $0.03 per common share cash dividend, payable November 20, 2007 to shareholders of record on November 5, 2007. The cash dividend payout by the Company on November 20 2007 is expected to be approximately $2.3 million. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash flows from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of September 30, 2007, the Company had the following contractual obligations and commitments:

(in thousands)	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$5,171	$1,844	$2,653	$674	$—
Open purchase orders	16,221	16,221	—	—	—
Total	$21,392	$18,065	$2,653	$674	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at September 30, 2007 and there were $525,000 in standby letters of credit outstanding as of September 30, 2007. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48 (see Note 14 of Notes to Condensed Consolidated Financial Statements.) As of September 30, 2007, the liability for uncertain tax positions, net of federal impacts on state tax issues was $5.1 million, of which, none is expected to be paid within one year. Included in the $5.1 million is $2.5 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. The remaining $2.6 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2007, the Company held $22.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified as long-term. The short-term investments held at September 30, 2007 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2007, the fair value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

At September 30, 2007, the Company had no fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

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

Company-Specific Risks

In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

An important part of the Company's strategy is to continue to focus on the market for high-speed communications IC’s. During the first six months of 2006, orders and revenues for the Company’s high-speed communications products increased. In the second half of 2006 and the first half of 2007, order rates declined and revenues moderated for these products. The high speed communications end market can experience slower seasonal growth and lower manufacturing levels in the second half of the calendar year. Third quarter 2007 revenues from this end market segment declined from the second quarter of 2007. Should demand from the Company’s customers in this end market decrease further in the fourth quarter of 2007, or if lower customer demand for the Company’s high bandwidth products materializes, the Company's future revenue growth and profitability could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Policy

On July 23, 2007 Micrel’s Board of Directors declared a cash dividend of $0.03 per share of outstanding common stock. The payment of $2.3 million was made on August 22, 2007 to shareholders of record as of August 7, 2007. During each of the second quarter and third quarters of 2007, the Company paid cash dividends of $2.3 million ($0.03 per outstanding share of common stock).

On October 22, 2007, the Company's Board of Directors declared a $0.03 per common share cash dividend, payable November 20, 2007 to shareholders of record on November 5, 2007.

Issuer Repurchases of Equity Securities

In November 2006, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2007. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans, employee stock purchase plan and 401(k) plan. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors.

Repurchases of the Company's common stock during 2007 were as follows:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2007	380,300	$10.22	380,300	$46,112
February 2007	261,800	$10.61	261,800	$43,334
March 2007	188,000	$11.47	188,000	$41,177
Total Q1 2007	830,100	$10.63	830,100
April 2007	161,200	$11.61	161,200	$39,306
May 2007	134,600	$12.47	134,600	$37,628
June 2007	173,200	$12.33	173,200	$35,493
Total Q2 2007	469,000	$12.12	469,000
July 2007	142,400	$12.80	142,400	$33,670
August 2007	1,570,279	$10.35	1,570,279	$17,412
September 2007	164,556	$11.02	164,556	$15,598
Total Q3 2007	1,877,235	$10.60	1,877,235
Total 2007	3,176,335	$10.83	3,176,335

On October 22, 2007, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2008. The new share repurchase plan will take effect after the Company’s previously authorized 2007 share repurchase program terminates on December 31, 2007. Repurchases may occur from time to time in the open market or in privately negotiated transactions through December 31, 2008.

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

MICREL, INCORPORATED
(Registrant)

Date: November 7, 2007	By /s/ Richard D. Crowley, Jr.
Richard D. Crowley, Jr.
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)