Form 10-K
period 2007-12-31
MICREL INC
filed 2008-02-28
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $592 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2008, the Registrant had outstanding 71,753,339 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2008 are incorporated by reference in Part II and Part III of this Report.

This Report on Form 10-K includes 78 pages with the Index to Exhibits located on page 73.

MICREL, INCORPORATED

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2007

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

General

The Company was incorporated in California in July 1978. References to the ''Company'' and ''Micrel'' refer to Micrel, Incorporated and subsidiaries, which also does business as Micrel Semiconductor. The Company's principal executive offices are located at 2180 Fortune Drive, San Jose, California 95131. The Company's telephone number is (408) 944-0800. The Company maintains a corporate website located at www.micrel.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available, free of charge, on the website noted above as soon as reasonably practicable after filing with or being furnished to the Securities and Exchange Commission.

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal and digital ICs. The Company currently ships over 2,000 standard products and has derived the majority of its product revenue for the year ended December 31, 2007 from sales of standard analog and high speed communications ICs. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. For the years ended December 31, 2007, 2006, and 2005, the Company's standard products accounted for 92%, 93%, and 96%, respectively, of the Company's net revenues. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

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

In addition to power and thermal management products, Micrel also offers two families of highly integrated radio frequency ("RF") products. Micrel's QwikRadio® devices enable customers to develop wireless control systems significantly improving the consumer experience of their products. Applications for the QwikRadio® products include remote keyless entry for automobiles, garage door openers and remote controls. Micrel's RadioWire® transceivers provide a higher level of performance for more demanding applications such as remote metering, security systems and factory automation.

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

Industry Background

Analog Circuit, Mixed-Signal and Digital ICs Markets

ICs may be divided into three general categories — digital, analog (also known as ''linear'') and mixed-signal. Digital circuits, such as memories and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values, "1" or "0." Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition, process, and measure or control real world variables such as current, sound, temperature, pressure or speed. Mixed-signal ICs combine analog and digital functions on one chip.

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

•
Dependence on Individual Design Teams. The design of analog circuits involves the complex and critical placement of various circuits. Analog circuit design has traditionally been highly dependent on the skills and experience of individual design engineers.

•
Interdependence of Design and Process. Analog designers, especially at companies having their own wafer fabrication facility, are able to select from several wafer fabrication processes in order to achieve higher performance and greater functionality from their designs.

•	Longer Product Cycles and More Stable Pricing. Analog circuits generally have longer product cycles and greater price stability as compared to digital circuits.

Analog, mixed-signal and digital ICs are sold to customers as either standard products or custom products.

Recent Trends in Analog Power Management, Mixed-Signal and Digital ICs

Most electronic systems utilize analog circuits to perform power management functions (''power analog circuits'') such as the control, regulation, conversion and routing of voltages and current. The computer and communications markets have emerged as two of the largest markets for power analog circuits. In particular, the recent growth and proliferation of portable, battery-powered devices, such as cellular telephones, digital cameras, portable media players and notebook computers, continue to increase demand and create new technological challenges for power analog circuits.

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

Micrel’s Strategy

Micrel seeks to capitalize on the growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and manufacturing expertise. The Company also seeks to capitalize on growth opportunities within the communications and networking markets and has successfully acquired companies serving these market segments. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

•
Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 2,000 standard products, with net revenues from standard products generating 92% of the Company's total net revenues for the year ended December 31, 2007. The Company, however, will pursue additional custom and foundry business as opportunities arise.

•
Target Power Analog, High-Speed Mixed-signal and Digital Markets. Micrel has leveraged its expertise in power analog circuits by addressing market opportunities in cellular telephones and other portable electronics, set-top boxes, enterprise computing, desktop and notebook computers as well as telecom and networking.

•
Maintain Technological Leadership. The Company seeks to utilize its design strengths and its process expertise to enhance what the Company believes are its competitive advantages in linear and switching regulators, MOSFET drivers, USB power switches, hot-swap-power controllers, high-speed interface, and communications devices.

•	Develop/Acquire New Complementary Businesses. The Company seeks to identify complementary business opportunities building on its core strengths in the analog and mixed signal area.

•
Capitalize on In-house Wafer Fabrication Facility. The Company believes that its in-house six-inch wafer fabrication facility provides a significant competitive advantage because it facilitates close collaboration between design and process engineers in the development of the Company's products.

•
Maintain a Strategic Level of Custom and Foundry Products Revenue. Micrel believes that its custom and foundry products business complements its standard products business by generating a broader revenue base and lowering overall per unit manufacturing costs through greater utilization of its manufacturing facilities.

•	Protect Proprietary Technology. The Company seeks to identify and protect its proprietary technology through the acquisition of patents, trademarks and copyrights.

Products and Markets

Overview

The following table sets forth the net revenues attributable to the Company's two segments, standard products and other products, consisting primarily of custom and foundry products revenues and revenues from the license of patents, expressed in dollars and as a percentage of total net revenues.

Net Revenues by Segment
(Dollars in thousands)	Years Ended December 31,
	2007	2006	2005
Net Revenues:
Standard Products	$237,356	$258,214	$239,177
Other Products	20,618	18,093	11,179

Total net revenues	$257,974	$276,307	$250,356
As a Percentage of Total Net Revenues:
Standard Products	92%	93%	96%
Other Products	8	7	4

Total net revenues	100%	100%	100%

The Company's products address a wide range of end markets. The following table presents the Company's revenues by end market as a percentage of total net revenues.

Revenues by End Market	Years Ended December 31,
	2007	2006	2005
As a Percentage of Total Net Revenues:
High-Speed Communications	23%	26%	22%
Wireless Handsets	17	19	26
Computer	18	19	22
Industrial	39	34	27
Military & Consumer	3	2	3

Total net revenues	100%	100%	100%

For a discussion of the changes in net revenues from period to period, see ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

Standard Products

In recent years, the Company has directed a majority of its development, sales and marketing efforts towards standard products in an effort to address the larger markets for these products and to expand its customer base. The Company offers a broad range of high performance analog, mixed signal, and digital ICs that address high growth markets including cellular telephones, portable electronics, set-top boxes, desktop and notebook computers, networking and communications. The majority of the Company's revenue is derived from power management standard products that, in addition to the above markets, are also used in the industrial, consumer, defense, and automotive electronics markets.

Portable Battery-Powered Computer Market. The Company makes power analog circuits for notebook computers, tablet PCs, and PDAs. Products in this growing market are differentiated on the basis of power efficiency, weight, small size and battery life.

Cellular Telephone Market.  Micrel offers a range of power control and regulating analog circuits to address the demand for cellular telephones with longer battery lives. Micrel supplies high performance low dropout (“LDO”) regulators, high efficiency switching regulators and integrated power management ICs ("PMIC"s) that convert, regulate, switch and control the DC voltages used in cellular telephones. In addition, Micrel offers LED and EL drivers to illuminate displays and keypads and to power camera flashes, as well as tiny load switches to disconnect power rails and regulators to charge batteries.

Universal Serial Bus Market. USB has become the standard way of connecting computers with computer peripherals. In addition to implementing data communications between the connected devices, USB also provides a power source capable of powering the peripheral. Micrel supplies USB transceivers for data communication and for USB power; voltage regulators and current limiting power switches.

PCMCIA Card and Socket Markets. Micrel has been a leader in the design and manufacture of ICs for power control in PCMCIA and CardBus sockets and is involved in the creation of next generation PC card standards, including Express Card.  The Company also has developed IC’s for the new Cable Card standard for digital televisions and set top boxes.

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

Hot Swap Power Controllers. Micrel's hot swap power controllers support the requirement for 24/7 operation in high-performance enterprise servers, enterprise storage, and telecommunication infrastructure equipment. These products allow customers to upgrade or replace system boards without having to power down the system. This portfolio offers the industry’s most integrated, dual-slot hot swap solutions for CompactPCI™, PCI-X, and PCI Express applications. The Company also offers other low-voltage and high-voltage (+/- 48V) controllers for the telecommunications and networking equipment markets.

Radio Frequency Data Communications. Micrel's QwikRadio® family of RF receivers and transmitters are designed for use in any system requiring a cost-effective, low-data-rate wireless link. Typical examples include garage door openers, lighting and fan controls, automotive keyless entry and remote controls. Micrel's RadioWire® transceivers provide a higher level of performance for more demanding applications such as remote metering, security systems and factory automation.

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

Micrel's full service custom, custom and semicustom products primarily address solar cell, high bandwidth communications, consumer, automotive and military applications and use both analog and digital technologies. Military applications include communications and transport aircraft.

Sales, Distribution and Marketing

The Company sells its products through a worldwide network of independent sales representative, independent distributor and stocking representative firms and through a direct sales staff.

The Company sells its products in Europe through a direct sales staff in England, France, Germany, Finland and Sweden as well as independent sales representative firms, independent distributors and independent stocking representative firms. Asian sales are handled through Micrel sales offices in Korea, Japan, Taiwan, China and Singapore, independent distributors and independent stocking representative firms. The stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer.

In 2007, sales to customers in North America, Asia and Europe accounted for 33%, 55% and 12% respectively, of the Company's net revenues. 2007 sales in North America, Asia and Europe, as a percentage of net revenues, was about the same as 2006 which was 30%, 59% and 11%, respectively. As compared to 2005, 2007 sales to North America as a percentage of net revenues was up 8%, Asia was down 10% and Europe was up 2%. 2005 sales to customers in North America, Asia and Europe accounted for 25%, 65% and 10%, respectively, of net revenues. The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, are included in Note 11 of Notes to Consolidated Financial Statements.

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

Customers

For the year ended December 31, 2007 two worldwide distributors accounted for 15% and 13%, respectively, of the Company's net revenues. For the year ended December 31, 2006 three customers, two worldwide distributors and an Asian based stocking representative accounted for 13%, 12% and 10%, respectively, of the Company's net revenues. For the year ended December 31, 2005 three customers, an Asian based original equipment manufacturer, an Asian based stocking representative and a worldwide distributor, accounted for 14%, 12% and 12%, respectively, of the Company's net revenues.

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

The Company utilizes the following process technologies:
•	Bipolar
•	High Speed Bipolar
•	Superβeta PNP™
•	CMOS
•	BiCMOS — Bipolar/CMOS (''BiCMOS'')
•	BCD — Bipolar/CMOS/DMOS (''BCD'')
•	ASSET — All Spacer Separated Element Transistor ("ASSET")
•	Silicon Germanium – Silicon Germanium (“SiGe”)

The Company continues to develop process technologies to improve both the performance and cost of its new products. Micrel is also developing new process technologies to support its own product development and the needs of its foundry customers.

The Company utilizes third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2007, approximately 5% of Micrel's wafer requirements were fabricated at third-party foundry suppliers, including all of Micrel's Ethernet networking products.

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

In 2007, 2006, and 2005 the Company spent $54.5 million $52.1 million, and $45.2 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Intellectual Property Protection

The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to the Company.  The Company currently holds 225 United States patents on semiconductor devices and methods, with various expiration dates through 2026.  The Company has applications for 102 United States patents pending.  The Company holds 46 issued foreign patents and has applications for 69 foreign patents pending.

Supply of Materials and Purchased Components

Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for the Company’s Ethernet products is primarily dependent upon two large third-party wafer foundry suppliers.

Manufacturing

 The Company produces the majority of its wafers at the Company’s wafer fabrication facility located in San Jose, California while a small percentage of wafer fabrication is subcontracted to outside foundries, including 100% of Micrel's Ethernet product wafer requirements. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 28,000 square foot clean room facility, which provides production processes. Approximately 70% of the San Jose facility's clean room space is classified as a Class 1 facility, which means that the facility achieves a clean room level of fewer than 1 foreign particle larger than 0.3 microns in size in each cubic foot of space. The remainder of the facility's clean room space is classified as Class 10, achieving fewer than 10 foreign particles larger than 0.3 microns in size in each cubic foot of space. The facility uses six-inch wafer technology. The Company also owns approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility and administrative offices.

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

Because the standard products market for analog ICs is diverse and highly fragmented, the Company encounters different competitors in its various market areas. The Company's principal analog circuit competitors include Linear Technology Corporation, Maxim Integrated Products, Inc., and National Semiconductor Corp. in one or more of its product areas. Other competitors include Texas Instruments, Freescale Semiconductor (formerly Motorola), Intersil, Fairchild Semiconductor, Advanced Analogictech, Semtech and ON Semiconductor. Each of these companies has substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company's principal competitors for products targeted at the high bandwidth communications market are ON Semiconductor, Analog Devices, Maxim Integrated Products, Inc., Vitesse Semiconductor Corp., Integrated Device Technology and Mindspeed. The primary competitors for Micrel's Ethernet products are Broadcom Corp., Marvell Technology Group Ltd. and a number of Taiwanese companies.

With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products, and price. The Company believes that it competes favorably in all these areas.

Backlog

At December 31, 2007, the Company's backlog was approximately $48 million, all of which is scheduled to be shipped during the first six months of 2008. December 31, 2007 backlog was up 12% from the December 31, 2006 backlog of approximately $43 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to United States, Canadian and certain other international distributors who receive significant return rights and price adjustments from the Company are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations.

Employees

As of December 31, 2007, the Company had 923 full-time employees as compared to 932 at December 31, 2006. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

Segment Information

The Company has two reportable segments: standard products and other product revenues, which consist primarily of custom and foundry products revenues and revenues from the license of patents. Segment financial information is presented in Note 11 in the Consolidated Financial Statements, which is incorporated by reference here.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

Demand for semiconductor components is increasingly dependent upon the rate of growth of the global economy.   If the rate of global economic growth slows, or contracts, customer demand for products could be adversely affected, which in turn could negatively affect revenues, results of operations and financial condition.  Many factors could adversely affect regional or global economic growth.  Some of the factors that could slow global economic growth include: continued volatility in the United States and global credit markets, increased price inflation for goods, services or materials, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest.  Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

Market conditions may lead the Company to initiate additional cost reduction plans, which may negatively affect near term operating results.  Weaker customer demand, competitive pricing pressures, excess capacity, weak economic conditions or other factors, may cause the Company to initiate additional actions to reduce the Company’s cost structure and improve the Company’s future operating results. The cost reduction actions may require incremental costs to implement, which could negatively affect the Company’s operating results in periods when the incremental costs or liabilities are incurred.

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

The short lead time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory.  Over the past several years, customers have worked to minimize the amount of inventory of semiconductors they hold.  Original equipment manufacturers, distributors and contract manufacturers within the electronics industry have reduced their semiconductor component days of inventory on hand by approximately 20% over the past six years. Over the same six years, the industry average for semiconductor manufacturers inventory days on hand has increased by approximately 25%. As a consequence customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand.  As a consequence of the short lead time environment and corresponding unpredictability of customer demand, the Company has increased its inventories approximately 20% over the past five to six years to maintain reliable service levels.  If actual customer demand for the Company’s products is different from the Company’s estimated demand, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company's business, financial condition, results of operations, or cash flows. In addition, the Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demand of the end customer.  Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company’s revenues and results of operations.

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

The Statement of Financial Accounting Standards No.123R, "Share-Based Payment” requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  As discussed in Note 6 of the Notes to Consolidated Financial Statements, the effect of the adoption of this accounting standard in 2006 has significantly increased stock based compensation expense in the current period and such expense is expected to continue in future periods.  The requirement to recognize the cost of stock option awards as an expense in the financial statements has and will continue to reduce net income and earnings per share and may have an adverse affect on the value of the Company’s common stock.  If the Company reduces the number of stock option grants to employees to minimize the cost associated with share based incentive awards, it will most likely be more difficult for the Company to hire and retain employees.

Company-Specific Risks

In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income.

The Company's long-term investments of $16.6 million at December 31, 2007, consist of senior auction rate notes secured by student loans. In February 2008, some of these auction rate securities failed to auction successfully due to sell orders exceeding buy orders (see discussion of investments in Note 1 of Notes to Consolidated Financial Statements).

The Company is evaluating the impact of these failed auctions on the fair value of these securities. If the Company determines that the fair value of these auction rate securities is temporarily impaired, the Company would record a temporary impairment within other comprehensive loss, a component of shareholders' equity, in the period such temporary decline in fair value is determined.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined.

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

An important part of the Company's strategy is to continue to focus on the market for high-speed communications IC’s.  Should demand from the Company’s customers in this end market decrease, or if lower customer demand for the Company’s high bandwidth products materializes, the Company's future revenue growth and profitability could be adversely affected.

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

The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities.  The Company's existing wafer fabrication facility, located in Northern California, may be subject to natural disasters such as earthquakes.  A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on the Company's business, financial condition and operating results.  Furthermore, manufacturing semiconductors requires manufacturing tools that are unique to each product being produced.  If one of these unique manufacturing tools was damaged or destroyed, the Company's ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced.  Additionally, the fabrication of ICs is a highly complex and precise process.  Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, and wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional.  The Company maintains approximately two to three months of inventory that has completed the wafer fabrication manufacturing process.  This inventory is generally located offshore at third party subcontractors and can act to buffer some of the adverse impact from a disruption to the Company’s San Jose wafer fabrication activity arising from a natural disaster such as an earthquake.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

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

The information included in Note 10 of Notes to Consolidated Financial Statements under the caption “Litigation” in Item 15 of Part III is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the fourth quarter of 2007, no matters were submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

The Company’s Common Stock is listed on the Nasdaq National Market under the Symbol “MCRL.” The range of daily closing sales prices per share for the Company’s Common Stock from January 1, 2006 to December 31, 2007 was:

Year Ended December 31, 2007:	High	Low
Fourth quarter	$11.13	$7.96
Third quarter	$13.91	$9.85
Second quarter	$13.24	$11.09
First quarter	$12.05	$9.78

Year Ended December 31, 2006:	High	Low
Fourth quarter	$12.22	$9.19
Third quarter	$10.69	$8.30
Second quarter	$15.78	$9.55
First quarter	$14.82	$11.11

The reported last sale price of the Company’s Common Stock on the Nasdaq National Market on December 31, 2007 was $8.45. The approximate number of holders of record of the shares of the Company’s Common Stock was 498 as of February 25, 2008. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company’s Common Stock as of February 25, 2008 was approximately 7,000.

The Company has authorized Common Stock, no par value and Preferred Stock, no par value. The Company has not issued any Preferred Stock.

The information required by this item regarding securities authorized for issuance under equity compensation plans is included under the caption "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Dividend Policy

On January 31, 2008, the Company's Board of Directors declared a $0.03 per common share cash dividend, payable February 26, 2008 to shareholders of record on February 11, 2008.  During each of the second quarter, third quarter and fourth quarters of 2007, the Company paid cash dividends of $2.3 million ($0.03 per outstanding share of common stock). Total cash dividend payments during 2007 were $6.9 million.

Issuer Purchases of Equity Securities

Repurchases of the Company's common stock during 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2007	380,300	$10.22	380,300	$46,112
February 2007	261,800	$10.61	261,800	$43,334
March 2007	188,000	$11.47	188,000	$41,177
Total Q1 2007	830,100	$10.63	830,100
April 2007	161,200	$11.61	161,200	$39,306
May 2007	134,600	$12.47	134,600	$37,628
June 2007	173,200	$12.33	173,200	$35,493
Total Q2 2007	469,000	$12.12	469,000
July 2007	142,400	$12.80	142,400	$33,670
August 2007	1,570,279	$10.35	1,570,279	$17,412
September 2007	164,556	$11.02	164,556	$15,598
Total Q3 2007	1,877,235	$10.60	1,877,235
October 2007	420,300	$10.17	420,300	$11,323
November 2007	1,168,400	$8.54	1,168,400	$16,349
December 2007	750,819	$8.54	750,819	$-
Total Q4 2007	2,339,519	$8.83	2,339,519
Total 2007	5,515,854	$9.98	5,515,854

The information included in Note 6 of Notes to Consolidated Financial Statements under the caption “Stock Repurchase Plan” in Item 15 of Part III is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below is not necessarily indicative of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto which are incorporated herein by reference.
Income Statement Data:	Years Ended December 31,
(in thousands, except per share amounts)	2007(1)	2006(2)	2005(3)	2004(4)	2003
Net revenues	$257,974	$276,307	$250,356	$257,551	$211,726
Cost of revenues*	110,630	116,201	116,564	134,854	128,007
Gross profit	147,344	160,106	133,792	122,697	83,719
Operating expenses:
Research and development*	54,523	52,074	45,231	42,473	48,557
Selling, general and administrative*	45,040	49,016	46,159	38,590	30,417
Manufacturing facility impairment	—	—	—	—	(624)
Restructuring expense	128	269	—	584	286
Purchased in-process technology	—	—	—	303	—
Other operating expense	86	966	9,282	—	—
Total operating expenses	99,777	102,325	100,672	81,950	78,636
Income from operations	47,567	57,781	33,120	40,747	5,083
Other income, net	21,717	5,403	4,180	1,712	619
Income before income taxes	69,284	63,184	37,300	42,459	5,702
Provision for income taxes	24,933	24,876	11,942	11,206	855
Net income	$44,351	$38,308	$25,358	$31,253	$4,847

Net income per share:
Basic	$0.58	$0.47	$0.29	$0.34	$0.05
Diluted	$0.57	$0.46	$0.29	$0.34	$0.05
Shares used in computing per share amounts:
Basic	76,918	81,550	87,055	91,498	92,215
Diluted	77,813	82,842	87,971	93,083	93,786

Cash dividends per common share	$0.09	$—	$—	$—	$—

*Share based compensation included in:
Cost of revenues	$1,156	$1,540	$159	$535	$1,104
Research and development	2,130	3,341	161	723	1,604
Selling, general and administrative	2,199	3,534	450	1,263	1,430

Balance Sheet Data:	December 31,
(in thousands)	2007	2006	2005	2004	2003
Working capital	$130,473	$142,615	$165,180	$186,822	$195,026
Total assets	294,745	300,273	319,540	334,146	337,439
Long-term debt and other obligations	3,149	453	475	2,047	8,179
Total shareholders' equity	239,251	238,042	257,686	284,887	283,609
_____________
(1) Other income, net for the year ended December 31, 2007, includes $15.5 million in non-operating income resulting from the settlement of litigation (see Note 10 of Notes to Consolidated Financial Statements).
(2) Operating results for the year ended December 31, 2006, include $2.9 million in revenues related to a patent license granted by Micrel to Monolithic Power Systems and $846,000 in accrued other expense related to a legal judgment against Micrel in a patent infringement suit with Linear Technology Corporation (see Note 10 of Notes to Consolidated Financial Statements). In addition, operating results for the year ended December 31, 2006, also include $714,000 in cost of revenues related to the settlement of a patent dispute with International Business Machines (see Note 13 of Notes to Consolidated Financial Statements). On January 1, 2006, Micrel adopted the provisions of SFAS No. 123R for recording share-based compensation (see Note 6 of Notes to Consolidated Financial Statements).
(3) Operating results for the year ended December 31, 2005, include $9.3 million in accrued litigation expense related to a jury verdict against Micrel in its suit against TRW Automotive and for TRW Automotive in its countersuit against Micrel (see Note 10 of Notes to Consolidated Financial Statements).
(4) Net income for the year ended December 31, 2004, includes $6.3 million in net reversals of accrued income and payroll tax liabilities as a result of the completion of a federal tax audit.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the years 2005 through 2007 have been provided.

In the first quarter of 2005, demand as measured by order rates, improved substantially over fourth quarter of 2004 levels.  First quarter bookings increased by 40% over fourth quarter 2004 levels.  The improvement in order rates was driven by customers serving the industrial, computing and communications end markets. Bookings from Micrel’s major distributors increased in the first quarter after falling sharply in the second half of 2004 as distributors adjusted to shorter industry lead times and reduced their inventory levels.  Despite increased bookings during the first quarter and lean supply chain inventory levels, order lead times from Micrel's customers continued to average two to three weeks.

In the second quarter of 2005, the ongoing short lead time environment continued to cause customers to order only what was required for their short term needs.  Second quarter order rates declined from first quarter levels primarily due to lower order amounts from the Company’s distributors and certain customers serving the wireless handset end market.  Bookings from the Company’s major sell-through distributors declined from strong first quarter levels and were less than overall resales for the second quarter as distributors attempted to increase their inventory turns to improve their return on working capital.  In the wireless handset market, customers reduced both orders and production levels in coordination with efforts to reduce channel inventories of handsets.  Second quarter 2005 net revenues of $62.1 million increased sequentially by 2%, but were 10% less than the net revenues of the year ago period.  The Company continued to exercise pricing discipline for most of its products in an attempt to improve gross profit.  Consequently, sales of certain products, such as those serving the SOHO Ethernet market and the low end personal computer market, declined resulting in a lower rate of revenue growth for the Company.

Third quarter 2005 order rates increased substantially from second quarter levels, increasing sequentially in all geographic regions.  Throughout the third quarter, customers continued to place orders with short delivery requirements, even as the aggregate order level increased.  Order levels from the Company's distributors increased in the third quarter, returning to a level consistent with sales of Micrel’s products to their end customers. Third quarter net revenues increased sequentially by 1% to $62.5 million, but were 8% below the revenue level of the year ago period.

Continued broad based demand, combined with lean channel inventories and short lead times, resulted in higher order rates for the Company in the fourth quarter of 2005.  Order strength in the quarter from customers serving the industrial and communications end markets, and from the Company’s major distributors, resulted in the second highest quarterly booking level since calendar year 2000.  Net revenues increased 4% on a sequential basis in the fourth quarter to $65.1 million and were 10% above the net revenues in the year ago period.  Although order rates increased in the fourth quarter, customer lead times remained short, averaging three to four weeks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In 2005, the Company’s gross margin improved continuously throughout the year, returning to levels recorded in the year 2000 despite significantly lower levels of revenue and capacity utilization.  The increase in gross margin was in part, due to better pricing discipline, improved sales mix of higher margin products, ongoing manufacturing cost reductions and lower depreciation expense as a result of disciplined capital spending.

In the first quarter of 2006, broad based strength in customer demand, combined with continued lean channel inventories resulted in the highest quarterly booking level for Micrel since calendar year 2000.  Orders from Micrel’s major sell-through distributors and from customers serving the communications and industrial end markets strengthened in the first quarter.  Net revenues increased 5% on a sequential basis to $68.2 million and were 12% above the net revenues of the year-ago period.  The sequential growth in net revenues was primarily the result of increased demand from customers serving the wireline communications end market and higher resales of the Company’s products through its distributors, partially offset by seasonal declines in sales to the wireless handset (primarily in Korea) and computing end markets.  First quarter of 2006 gross margin of 58.5% was the highest quarterly gross margin as of that time in the Company’s history.  The sequential improvement in gross margin was primarily the result of a richer sales mix driven by increased sales of higher margin wireline communications products.  The Company’s inventory increased on a sequential basis in response to higher demand and in order to provide competitive lead times to our customers.  The sequential increase in inventory added approximately one percentage point to first quarter gross margin, about the same as that experienced in the fourth quarter of 2005.

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

In the third quarter of 2006, overall order rates declined on a sequential basis, primarily because the Company’s sell-through distributors reduced orders and consumed backlog in an attempt to control inventory levels.  Orders from direct OEM customers increased slightly on a sequential basis in the third quarter primarily due to higher bookings from customers serving the wireless handset and computing end markets, and increased foundry orders.  Third quarter 2006 net revenues of $73.5 million increased by 5% sequentially and were 18% above the prior year period.  Continued strength from the industrial end market, combined with a rebound in the Company’s wireless handset business, led the product revenue growth in the third quarter.  Third quarter resales of the Company’s products through the distribution channel increased slightly in what is traditionally a seasonally slow period for North American and European distributors.  Sales to the wireline communications markets slowed in the quarter after rapid growth in the first half of 2006.  Third quarter 2006 net revenues included $2.9 million associated with a patent license that was previously under litigation.

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

Fourth quarter 2006 order rates were slightly lower than the third quarter, and remained below the level of fourth quarter revenues as customers attempted to reduce inventory levels.  Fourth quarter net revenues were $64.5 million, a decrease of 12% from third quarter revenues of $73.5 million and 1% lower than revenues of $65.1 million recorded in the year-ago period.   The sequential decline in sales resulted primarily from reduced demand from wireless handset manufacturers combined with lower distribution revenues and the absence of patent license revenue.  Gross margin of 57.2% declined from the previous quarter primarily due to lower revenues and the impact of reduced manufacturing volumes leading to less absorption of fixed cost.  The Company’s inventory was flat on a sequential basis as the Company reduced manufacturing activity in response to reduced demand.

Micrel’s overall financial performance in 2006 was one of the best on an annual basis in the Company’s history.  Revenues of $276.3 million were the second highest annual amount ever recorded.  Total sales increased by 10.4% over the $250.4 million posted in 2005.  Gross margin of 57.9% improved for the fourth consecutive year and reached the highest level in the Company’s history, exceeding previous peak levels recorded in the year 2000 when revenues were 25% higher than 2006.  Income from operations of $57.8 million increased by 74% from the $33.1 million recorded in 2005.  Operating margin improved to 20.9% from 13.3% in 2005.  Year 2006 net income was $38.3 million, or $0.46 per diluted share, an increase of 50% from $25.4 million, or $0.29 per diluted share in 2005.  Year 2006 net income and earnings per share were the second highest ever recorded by Micrel on an annual basis.  Operating cash flow for the year of 2006 was $59 million.

During the first quarter of 2007, customers continued to control their inventories closely.  However, the order rates the Company experienced during the quarter suggested that customer and channel inventories had fallen to levels consistent with end demand.  Micrel’s first quarter bookings increased in all major geographic regions resulting in an 18% growth in orders compared with fourth quarter 2006 levels.  The total overall amount of new orders booked in the first quarter exceeded revenues.  The sequential improvement in bookings was driven by higher order levels from customers serving the high speed communications, wireless handset and industrial end markets.  Order rates increased for both OEM customers and sell-through distributors, while bookings from Micrel’s Asian-based sell-in distributors were flat from fourth quarter levels.  First quarter revenues were $63.1 million, 2% less than the $64.5 million recorded in the fourth quarter 2006 and 7% lower than the $68.2 million posted in the first quarter of 2006.  Seasonal declines in sales to customers serving the computing, wireless handset and consumer end markets were partially offset by higher resales through the Company’s sell-through distributors.  Gross margin increased sequentially to 58.1% despite lower revenues and inventory reduction due to a combination of lower manufacturing costs and a higher gross margin sales mix.  First quarter operating profit was $11.3 million, or 18% of sales.  The Company’s on-hand inventory declined on a sequential basis.  Overall channel inventories remained relatively flat from the end of 2006, with increases at the Company’s sell-through distributors offset by lower inventory levels at Micrel’s sell-in distributors.

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

Demand for the Company's products in the third quarter of 2007 was generally seasonal in nature.  Bookings from industrial and wireline communication customers softened, while holiday and back-to-school related markets such as wireless handsets, computing and consumer were more robust.  Faced with concerns about the growth of the U.S. economy, the Company’s sell-through distributors were cautious throughout the third quarter as they saw their orders slow and inventories build.  The overall amount of orders booked by the Company in the third quarter was approximately the same as the revenue level for the quarter.  Customers continued to control their inventories very closely during the third quarter in the face of short lead times, due in part to their belief that the semiconductor industry had sufficient inventory and/or the ability to deliver sufficient quantities to meet customer demand in this shorter lead time environment.  Micrel’s order lead times decreased throughout the quarter, starting out at about five weeks in July and declining to three to four weeks in September.  Third quarter revenues were $65.2 million, up slightly compared to the second quarter, and 11% lower than the $73.5 million posted in the year-ago period.  An increase in third quarter sales to customers in the wireless handset and consumer end market was offset by lower revenues from customers in the wireline communications end market, arising from lower shipments to major Chinese communications customers as they trimmed inventory levels.  Gross margin increased from 57.0% in the second quarter to 57.5% in the third quarter of 2007, and decreased from 58.6% in the year ago period.  During the third quarter, the Company reduced on-hand inventory levels despite a higher level of factory utilization.  Channel inventories increased by approximately one week over the second quarter due to seasonally slower distribution sales of the Company’s products.  Third quarter operating profit was $12.9 million, or 19.8% of revenues.

In the fourth quarter of 2007, the increasingly uncertain macroeconomic environment appeared to heighten our customer’s focus on maintaining lean inventories.  Global distributors and certain OEM customers informed the Company that they attempted to minimize inventory at year-end.  As a consequence, customer orders and purchases declined more quickly than usual in the month of December, resulting in a quarterly book-to-bill ratio of less than one, and impacting fourth quarter revenues.  Revenues for the fourth quarter of 2007 decreased 1% from the third quarter to $64.6 million and were essentially flat to the revenues in the year-ago period.  Sales to customers serving the consumer, computing and the wire line communications end markets declined on a sequential basis, partially offset by increased sales of the Company’s Ethernet products during the quarter.  Gross margin decreased to 55.8% in the fourth quarter from 57.5% in the third quarter primarily as a result of a less favorable sales mix.  Fourth quarter operating profit was $11.7 million, or 18% of revenues.  On-hand inventories increased during the fourth quarter, while channel inventories decreased by approximately one week from the end of the third quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Micrel’s financial performance in 2007 remained solid.  Total year gross margin of 57% was the second highest in the Company history.  Net income for fiscal 2007 increased 15.8% to $44.4 million, or $0.57 per diluted share, compared with net income of $38.3 million, or $0.46 per diluted share in 2006.  Included in 2007 pre-tax income was a $15.5 million gain associated with a first quarter legal settlement, which after income taxes, was equivalent to $9.9 million or $0.13 per diluted share.  Cash flows from operations of $67.8 million during the year enabled the repurchase of 5.5 million shares of common stock for $55.1 million, representing approximately 7% of the shares outstanding at the beginning of the year.  In addition, the Company commenced a $0.03 per common share cash dividend payment to shareholders in the second quarter of 2007.

The Company derives a substantial portion of its net revenues from standard products. For 2007, 2006 and 2005 the Company's standard products sales accounted for 92%, 93%, and 96%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Micrel allows certain distributors located in North America and Europe, and in certain countries in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment.  As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue recognition and related cost of sales are deferred, the Company records an accounts receivable and relieves inventory at the time of initial product shipment.  As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, where revenue is deferred upon shipment and recognized on a sell-through basis, the Company may offer price adjustments to its distributors to allow the distributor to price the Company's products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received and recorded by the Company.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of December 31, 2007, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding the adoption of FIN No. 48.

Litigation.  The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights.  In the past two years, the Company has concluded cases involving intellectual property claims (see Note 10 of Notes to Consolidated Financial Statements).  An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.
	Years Ended December 31,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	42.9	42.1	46.6
Gross profit	57.1	57.9	53.4
Operating expenses:
Research and development	21.1	18.8	18.1
Selling, general and administrative	17.5	17.7	18.4
Restructuring expense	0.1	0.1	—
Acquisition expenses	—	—	—
Other operating expense	—	0.4	3.7
Total operating expenses	38.7	37.0	40.2
Income from operations	18.4	20.9	13.2
Other income, net	8.5	2.0	1.7
Income before income taxes	26.9	22.9	14.9
Provision for income taxes	9.7	9.0	4.8
Net income	17.2%	13.9%	10.1%

Net Revenues. Net revenues decreased 7% to $258.0 million for the year ended December 31, 2007 from $276.3 million in 2006 due to decreased standard product revenues which were partially offset by increased other products revenues.

Standard product revenues decreased 8% to $237.4 million, which represented 92% of net revenues for the year ended December 31, 2007, compared to $258.2 million and 93% of net revenues for 2006. These decreases resulted primarily from decreased shipments of standard products to the wireless handset, computer products, telecommunications, networking and high speed communications end markets, which were partially offset by increase unit shipments to the industrial end market.

Other products revenues which consist primarily of custom and foundry products revenues and revenues from the license of patents, increased 14% to $20.6 million, which represented 8% of net revenues for the year ended December 31, 2007, compared to $18.1 million and 7% of net revenues for 2006. These increases resulted primarily from increased foundry product shipments, which were partially offset by a $2.9 million patent license included in 2006.

For the year ended December 31, 2006, net revenues increased 10% to $276.3 million from $250.4 million in 2005 due to increased standard product revenues and increased other products revenues. Standard product revenues increased 8% to $258.2 million, which represented 93% of net revenues for 2006, compared to $239.2 million and 96% of net revenues for 2005. These increases resulted primarily from increased shipments of standard products to the industrial, networking and high-speed communications end markets. Other products revenues which consist primarily of custom and foundry products revenues and revenues from the license of patents, increased 62% to $18.1 million, which represented 7% of net revenues for 2006, compared to $11.2 million and 4% of net revenues for 2005. These increases partially resulted from a $2.9 million patent license included in 2006 combined with increased shipments of foundry and custom products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Customer demand for semiconductors can change quickly and unexpectedly.  The Company’s revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter.  Within the semiconductor industry these orders that are booked and shipped within the quarter are called “turns fill” orders.  When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income.  Because of the long cycle time to build its products, the Company’s lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.  During 2007, the Company averaged approximately 50% to 60% OEM turns fill per quarter compared to approximately 50% to 55% turns fill per quarter during 2006.

As noted in Item 1A “Risk Factors” and in the overview section of this Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations”, a trend has developed over the last several years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold.  As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules.  Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders.  To deal with these market forces while maintaining reliable service levels, the Company and other semiconductor suppliers are carrying higher relative levels of inventory compared with historical averages prior to 2001.  The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

International sales represented 67%, 70%, and 75% of net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. On a dollar basis, international sales decreased 10% to $173.6 million for the year ended December 31, 2007 from $193.5 million for the comparable period in 2006. These decreases resulted primarily from decreased shipments of standard products to the networking communications, wireless handsets and computer products end markets, primarily in Asia.

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

Share-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. The Company's results of operations for the years ended December 31, 2007 and 2006 were impacted by the recognition of non-cash expense related to the fair value of share-based compensation awards. During 2007, Micrel recorded $5.5 million in pre-tax share-based compensation expense, of which $1.2 million is included in cost of revenues, $2.1 million is included in research and development expense and $2.2 million is included in sales, general and administrative expense. During 2006, Micrel recorded $8.4 million in pre-tax share-based compensation expense, of which $1.5 million is included in cost of revenues, $3.4 million is included in research and development expense and $3.5 million is included in sales, general and administrative expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Prior to January 1, 2006, the Company accounted for share-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". During the years 1996 through December 2001, certain of the Company's option pricing practices resulted in stock compensation expense under APB No. 25. In addition, the Company assumed certain stock options granted to employees of Kendin Communications in connection with the acquisition of Kendin Communications in 2001 which were compensatory under APB No. 25. For the year ended December 31, 2005, total amortization of deferred stock compensation was $770,000.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin decreased to 57% for the year ended December 31, 2007 from 58% for 2006. The decrease in gross margin resulted primarily from reduced revenue levels to cover fixed manufacturing costs. Depreciation and amortization as a percent of sales increased to 7.0% for 2007 as compared to 6.3% for 2006 due to additional depreciation on new equipment purchases combined with a decrease in annual revenues. The 2007 gross margin was also affected by a greater sales mix of lower margin products and lower revenues from the license of patents.

For the year ended December 31, 2006, the Company's gross margin increased to 58% from 53% for 2005. The increases in gross margin resulted primarily from a greater sales mix of higher margin products combined with decreased depreciation, decreased wafer fabrication costs and decreased external assembly and test costs, which were partially offset by increased share-based compensation costs due to the adoption of SFAS No. 123R.  Depreciation and amortization as a percent of sales declined to 6.3% for 2006 as compared to 8.0% for 2005. This reduction in depreciation was primarily due to existing equipment becoming fully depreciated, which was partially offset by additional depreciation on new equipment purchases. In addition, included in gross profit for 2006 is $2.9 million in net revenues for a patent license (see Note 10 of Notes to Consolidated Financial Statements), which is partially offset by a $714,000 charge to cost of revenues related to the settlement of a patent dispute (see Note 10 of Notes to Consolidated Financial Statements).

Research and Development Expenses.  Research and development expenses as a percentage of net revenues represented 21% and 19% for the years ended December 31, 2007 and 2006, respectively. On a dollar basis, research and development expenses increased $2.4 million or 5% to $54.5 million for 2007 from $52.1 million in 2006. These increases were primarily due to increased staffing costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

For the year ended December 31, 2006, research and development expenses increased $6.8 million to $52.1 million from $45.2 million in 2005. This increase was primarily due to increased share-based compensation costs due to the adoption of SFAS No. 123R combined with increased prototype fabrication costs.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 18% for both of the years ended December 31, 2007 and 2006. On a dollar basis, selling, general and administrative expenses decreased $4.0 million or 8% to $45.0 million for 2007 from $49.0 million for 2006. This decrease was primarily due to decreased outside legal costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the year ended December 31, 2006 selling, general and administrative expenses increased $2.9 million to $49.0 million from $46.2 million for 2005. These increases were primarily due to increased share-based compensation costs due to the adoption of SFAS No. 123R and increased staffing costs, including salaries and sales commissions, which were partially offset by decreased outside legal costs.

Restructuring Expense. In September 2002, the Company approved a plan to close its Santa Clara, California wafer fabrication facility to reduce costs and improve operating efficiencies.  During 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, CA facilities.  As of December 31, 2007, the remaining restructuring accrual related to this facility closure was $1.8 million (see Note 12 of Notes to Consolidated Financial Statements) and is classified as other current liabilities. Actual future costs may be different than these estimates and would require an adjustment to restructuring expense in the period such determination is made.

Other Operating Expense.  Other operating expenses in 2006 consist primarily of accrued costs related to the settlement of patent infringement lawsuits (see Note 10 of Notes to Consolidated Financial Statements).  In 2005, the Company recorded $9.3 million in other operating expense related to a jury verdict against Micrel in its suit against TRW Automotive and for TRW Automotive in its countersuit against Micrel. (see Note 10 of Notes to Consolidated Financial Statements).

Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to accrued litigation liabilities.  During 2007 the Company recorded $15.5 million in non-operating income resulting from the settlement of litigation (see Note 10 of Notes to Consolidated Financial Statements).

Provision for Income Taxes. For the year ended December 31, 2007, the provision for income taxes was $24.9 million or 36% of income before taxes as compared to 39% of income before taxes for 2006.  The tax rate decrease is due primarily to the reduction in nondeductible share-based compensation expense combined with an increased effect of federal and state research and development credits. The 2007 provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effects of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

For the year ended December 31, 2006, the provision for income taxes was $24.9 million or 39% of income before taxes as compared to 32% of income before taxes for the comparable period in 2005.  The tax rate increase is due primarily to the effects of nondeductible share-based compensation expense combined with a reduced impact of federal qualified production activity deductions and federal and state research and development credits as a result of significantly increased income before tax in 2006. The provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effect of nondeductible share-based compensation expense, state income taxes, state research and development credits, and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2007, consisted of cash and short-term investments of $91.1 million and a $6.0 million revolving line of credit from a commercial bank under which the Company could borrow $5.5 million (see Note 5 of Notes to Consolidated Financial Statements).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company generated $67.8 million in cash flows from operating activities for the year ended December 31, 2007, which was primarily attributable to net income, after adding back non-cash activities, of $71.9 million (net income of $44.4 million plus non-cash activities of $27.5 million consisting primarily of $18.0 million in depreciation and amortization and $5.5 million in share-based compensation). This cash flow was partially offset by a $10.0 million decrease in other current liabilities, resulting primarily from the payment of a legal judgment.

For the year ended December 31, 2006, the Company generated $59.0 million in cash flows from operating activities, which was primarily attributable to net income, after adding back non-cash activities, of $62.7 million (non-cash activities consisted primarily of $17.2 million in depreciation and amortization and $8.4 million in share-based compensation) combined with a $4.4 million decrease in accounts receivable and a $7.6 million increase in deferred income on shipments to distributors, which were partially offset by $6.5 million increase in inventories combined with a $4.9 million decrease in income taxes payable and a $3.1 million decrease in accounts payable.

The Company used $29.3 million of cash for investing activities during the year ended December 31, 2007, which was primarily comprised of $20.2 million in purchases of property, plant and equipment and $11.6 million from the net purchases of investments, which was partially offset by a $2.6 million decrease in restricted cash.

For the year ended December 31, 2006, the Company generated $12.4 million of cash from investing activities, which was primarily comprised of $33.4 million from the net proceeds from the sale of short-term investments, which was partially offset by $16.8 million in purchases of property, plant and equipment, $1.6 million in purchases of intangible assets and $2.6 million increase in restricted cash (see Note 1 of Notes to Consolidated Financial Statements).

The Company used $49.8 million of cash for financing activities during the year ended December 31, 2007, primarily for the repurchase of $55.1 million of the Company's common stock and $6.9 million for the payment of cash dividends, which were partially offset by $12.1 million in proceeds from employee stock transactions.

For the year ended December 31, 2006, the Company used $67.3 million of cash in financing activities, primarily for the repurchase of $71.5 million of the Company's common stock, which was partially offset by $4.1 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $16 million to $23 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $50 million of its common stock through December 31, 2008. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for the next twelve months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2007, the Company held $16.6 million in long-term investments (see discussion of investments in Note 1 of Notes to Consolidated Financial Statements).  Long-term investments consisted of senior auction rate notes secured by student loans. In February 2008, some of these auction rate securities failed to auction successfully due to sell orders exceeding buy orders. The Company is evaluating the impact of these failed auctions on the fair value of these securities.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined.

Recently Issued Accounting Standards

Please refer to the caption "New Accounting Standards" within Note 1 of Notes to Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of December 31, 2007, the Company had the following contractual obligations and commitments (in thousands):
	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases (see Note 8 of Notes to Consolidated Financial Statements)	$5,341	$1,911	$2,844	$571	$15
Open purchase orders	13,700	13,700	—	—	—

Total	$19,041	$15,611	$2,844	$571	$15

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank under which the Company could borrow $5.5 million. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at December 31, 2007 and there were $525,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48 (see Note 7 of Notes to Consolidated Financial Statements). As of December 31, 2007, the liability for uncertain tax positions, net of federal impacts on state tax issues was $5.4 million, of which none is expected to be paid within one year.  Included in the $5.4 million is $2.6 million that has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $2.8 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM7 A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2007, the Company held $10.2 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. The short-term investments held at December 31, 2007 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2007, the fair value of the short-term investments would decline by an immaterial amount.

       At December 31, 2007, the Company held $16.6 million in long-term investments. Long-term investments consisted of senior auction rate notes secured by student loans. In February 2008, some of these auction rate securities failed to auction successfully due to sell orders exceeding buy orders. The Company is evaluating the impact of these failed auctions on the fair value of these securities.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements under the caption “Investments” in Item 15 of Part III which is incorporated herein by reference.

At December 31, 2007, the Company had no fixed-rate long-term debt subject to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are set forth on pages 39 through 69 and supplementary data are set forth on pages 70 through 71, which follow Item 15.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepting accounting principles.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. In addition, any projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in the report entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in the Internal Control — Integrated Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and officers of the Company is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders under the captions "Election of Directors" and “Certain Information with Respect to Executive Officers,” respectively, and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Company has an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and “audit committee financial experts” is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders under the captions, "Committees and Meetings of the Board of Directors" and "Board Committees"."

The information concerning compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders under the caption “Section 16(A) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and is incorporated herein by reference.  The Company’s code of ethics can also be viewed at www.micrel.com.  Information regarding the Company’s code of conduct, also known as the “Worldwide Standards of Business Conduct” is set forth in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders under the caption “Certain Transactions” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is included under the caption “Compensation Discussion and Analysis” and “Executive Compensation” in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning compensation committee interlocks and insider participation is included under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning the Compensation Committee Report is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.  Such information shall be deemed “furnished” and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed incorporated by reference into any filing of the Company as a result of furnishing the disclosure in this manner except to the extent we incorporate by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Transactions” "Director Independence" and "Board Committees" in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a) 1.
Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Report on the pages indicated:

		Page
	Report of Independent Registered Public Accounting Firm	40
	Consolidated Balance Sheets as of December 31, 2007 and 2006	42
	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	43
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	44
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	45
	Notes to Consolidated Financial Statements	46

2.
Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2007, 2006 and 2005, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

	Schedule II	Valuation and Qualifying Accounts	71

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3
Exhibits. Those exhibits required by Item 601 of Regulation S-K to be filed or incorporated by reference as a part of this Report are listed on the Exhibit Index immediately preceding the exhibits filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders' of Micrel Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Micrel Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 27, 2008

MICREL, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(In thousands, except share amounts)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,977	$92,259
Restricted cash	—	2,629
Short-term investments	10,150	15,050
Accounts receivable, less allowances: 2007, $4,212; 2006, $4,596	29,614	31,092
Inventories	35,660	37,183
Income taxes receivable	3,426	801
Prepaid expenses and other	3,604	2,283
Deferred income taxes	19,387	23,096

Total current assets	182,818	204,393

LONG-TERM INVESTMENTS (Note 1)	16,552	—
PROPERTY, PLANT AND EQUIPMENT, NET	82,585	78,665
INTANGIBLE ASSETS, NET	3,026	4,714
DEFERRED INCOME TAXES, NET	9,286	11,158
OTHER ASSETS	478	1,343
TOTAL	$294,745	$300,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,010	$17,429
Accrued compensation	8,579	7,587
Accrued commissions	1,993	1,435
Other accrued liabilities	3,525	13,542
Deferred income on shipments to distributors	20,238	21,705
Current portion of long-term debt	—	80
Total current liabilities	52,345	61,778

LONG-TERM INCOME TAXES PAYABLE (Note 7)	2,814	—
DEFERRED RENT	335	453

COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value – authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value – authorized: 250,000,000 shares; issued and outstanding: 2007 – 74,001,360; 2006 – 78,078,211	—	15,585
Accumulated other comprehensive loss	(32)	(35)
Retained earnings	239,283	222,492
Total shareholders’ equity	239,251	238,042
TOTAL	$294,745	$300,273

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)

	2007	2006	2005

NET REVENUES	$257,974	$276,307	$250,356

COST OF REVENUES(1)	110,630	116,201	116,564

GROSS PROFIT	147,344	160,106	133,792

OPERATING EXPENSES:
Research and development(1)	54,523	52,074	45,231
Selling, general and administrative(1)	45,040	49,016	46,159
Restructuring expense	128	269	—
Other operating expense	86	966	9,282
Total operating expenses	99,777	102,325	100,672

INCOME FROM OPERATIONS	47,567	57,781	33,120

OTHER INCOME:
Interest income	6,267	5,978	4,513
Interest expense	(93)	(634)	(345)
Other income (Note 10)	15,543	59	12
Total other income, net	21,717	5,403	4,180

INCOME BEFORE INCOME TAXES	69,284	63,184	37,300

PROVISION FOR INCOME TAXES	24,933	24,876	11,942

NET INCOME	$44,351	$38,308	$25,358

NET INCOME PER SHARE:
Basic	$0.58	$0.47	$0.29
Diluted	$0.57	$0.46	$0.29

WEIGHTED-AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	76,918	81,550	87,055
Diluted	77,813	82,842	87,971

Cash dividends per common share	$0.09	$—	$—

(1) Share- based compensation included in:
Cost of revenues	$1,156	$1,540	$159
Research and development	2,130	3,341	161
Selling, general and administrative	2,199	3,534	450

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except share amounts)

				Accumulated
			Deferred	Other		Total
	Common Stock		Share-Based	Comprehensive	Retained	Shareholders'	Comprehensive
	Shares	Amount	Compensation	Income (Loss)	Earnings	Equity	Income
Balances, December 31, 2004	89,825,994	$127,264	$(1,118)	$(85)	$158,826	$284,887
Net income	—	—	—	—	25,358	25,358	$25,358
Other comprehensive income, change in net unrealized losses from investments				33		33	33
Comprehensive income							$25,391
Deferred share-based compensation	—	(54)	824	—	—	770
Repurchases of common stock	(6,065,300)	(63,399)	—	—	—	(63,399)
Employee stock transactions	885,986	6,949	—	—	—	6,949
Tax effect of employee stock transactions	—	3,088	—	—	—	3,088
Balances, December 31, 2005	84,646,680	73,848	(294)	(52)	184,184	257,686
Net income	—	—	—	—	38,308	38,308	$38,308
Other comprehensive income, change in net unrealized losses from investments				17		17	17
Comprehensive income							$38,325
Reversal of deferred share-based compensation upon adoption of SFAS No. 123(R)		(294)	294	—	—	—
Share-based compensation	—	8,640	—	—	—	8,640
Repurchases of common stock	(6,714,479)	(71,513)	—	—	—	(71,513)
Escrow shares cancelled	(400,050)	—	—	—	—	—
Employee stock transactions	546,060	4,120	—	—	—	4,120
Tax effect of employee stock transactions	—	784	—	—	—	784
Balances, December 31, 2006	78,078,211	15,585	—	(35)	222,492	238,042
Net income	—	—	—	—	44,351	44,351	$44,351
Other comprehensive income, change in net unrealized losses from investments				3		3	3
Comprehensive income							$44,354
Share-based compensation	—	5,382	—	—	—	5,382
Payment of cash dividends					(6,945)	(6,945)
Repurchases of common stock	(5,515,854)	(34,447)	—	—	(20,615)	(55,062)
Employee stock transactions	1,439,003	12,133	—	—	—	12,133
Tax effect of employee stock transactions	—	1,347	—	—	—	1,347
Balances, December 31, 2007	74,001,360	$—	$—	$(32)	$239,283	$239,251

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,351	$38,308	$25,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,001	17,291	19,952
Share-based compensation	5,485	8,415	770
Tax benefit on the exercise of employee stock options	1,347	784	—
Excess tax benefits associated with stock compensation	(159)	(206)	—
Loss on disposal of assets	—	11	140
Deferred rent	(118)	(22)	(100)
Deferred income tax provision (benefit)	2,947	(1,856)	(6,773)
Changes in operating assets and liabilities, net of effects of an acquisition:
Accounts receivable	1,478	4,432	(3,469)
Inventories	1,420	(6,539)	5,325
Income taxes receivable	(2,625)	(801)	—
Prepaid expenses and other assets	(456)	(1,296)	615
Accounts payable	581	(3,123)	4,277
Accrued compensation	992	636	2,052
Accrued commissions	558	(45)	188
Income taxes payable	5,448	(4,939)	3,067
Other accrued liabilities	(10,017)	301	7,267
Other non-current accrued liabilities	—	—	(1,389)
Deferred income on shipments to distributors	(1,467)	7,636	421
Net cash provided by operating activities	67,766	58,987	57,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	2,629	(2,629)	—
Purchases of property, plant and equipment	(20,233)	(16,774)	(14,418)
Purchase of intangible assets	—	(1,601)	—
Purchases of investments	(23,713)	(18,090)	(74,620)
Proceeds from sales and maturities of investments	12,064	51,490	74,735
Net cash provided (used) in investing activities	(29,253)	12,396	(14,303)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(80)	(67)	(100)
Proceeds from the issuance of common stock	12,133	4,120	6,949
Repurchase of common stock	(55,062)	(71,513)	(63,399)
Payments of cash dividends	(6,945)	—	—
Excess tax benefits associated with stock compensation	159	206	—
Net cash used in financing activities	(49,795)	(67,254)	(56,550)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,282)	4,129	(13,152)
CASH AND CASH EQUIVALENTS - Beginning of year	92,259	88,130	101,282
CASH AND CASH EQUIVALENTS - End of year	$80,977	$92,259	$88,130
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$818	$86	$345
Income taxes	$17,744	$31,695	$15,952

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Micrel, Incorporated and its wholly-owned subsidiaries (the “Company”) develops, manufactures and markets analog, mixed-signal and digital semiconductor devices. The Company also provides custom and foundry services which include silicon wafer fabrication, integrated circuit ("IC") assembly and testing. The Company’s standard ICs are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computer, communication, and industrial markets. The Company’s custom circuits and wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer, automotive and military applications. The Company produces the majority of its wafers at the Company’s wafer fabrication facilities located in San Jose, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities primarily located in Malaysia.

Basis of Presentation — The accompanying consolidated financial data has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") and is in conformity with U.S. generally accepted accounting principles ("US GAAP").

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Micrel, Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates — In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for doubtful accounts receivable, allowances for product returns and price adjustments, provisions for obsolete and slow moving inventory, share-based compensation, income taxes, litigation and accrual for other liabilities. Actual results could differ from those estimates.

Cash Equivalents — The Company considers all highly liquid debt instruments purchased with remaining maturities of three months or less to be cash equivalents.

Restricted Cash — During the first quarter of 2006, the Company elected to post a surety bond to stay payment of potential damages and interest arising from a legal judgment awarded to TRW during 2005 (see Note 10).  As collateral for the surety bond, the Company placed $2.6 million in a registered pledge account.  The amount pledged was classified as Restricted Cash in the Company’s Consolidated Balance Sheet as of December 31, 2006. During the second quarter of 2007, the Company paid the legal judgment to TRW and the $2.6 million balance of the registered pledge account was transferred to the Company's unrestricted cash account.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Investments — Short-term investments consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities and are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions).  A summary of investments at December 31, 2007 and 2006 is as follows (in thousands):

	Amortized Cost	Market Value	Unrealized Holding Gains	Unrealized Holding Losses

Short-term investments at December 31, 2007	$10,177	$10,150	$—	$27

Short-term investments at December 31, 2006	$15,085	$15,050	$—	$35

Long-term investments of $16.6 million at December 31, 2007, consist of senior auction rate notes secured by student loans. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. In February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for four of the six student loan-backed notes held by the Company have failed as of February 27, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company has classified all auction rate notes as long-term assets in the consolidated balance sheet as of December 31, 2007. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  For the auction rate notes held by the Company as of December 31, 2007, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date. The Company is evaluating the impact of these failed auctions on the fair value of these securities. If the Company determines that the fair value of these auction rate securities is temporarily impaired, the Company would record a temporary impairment, within other comprehensive loss, a component of shareholders' equity, in the period such temporary decline in fair value is determined.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined.

	Amortized Cost	Market Value	Unrealized Holding Gains	Unrealized Holding Losses

Long-term investments at December 31, 2007	$16,557	$16,552	$—	$5

Long-term investments at December 31, 2006	$—	$—	$—	$—

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Certain Significant Risks and Uncertainties — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, bank certificates of deposit, money market funds and auction rate securities and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2007, two world-wide distributors and an Asian based stocking representative, accounted for 18%, 10% and 15%, respectively, of total accounts receivable. At December 31, 2006, two world-wide distributors and an Asian based stocking representative, accounted for 20%, 13% and 12%, respectively, of total accounts receivable.

Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for the Company’s Ethernet products is currently dependent upon two large third-party wafer foundry suppliers. Although the Company seeks to reduce its dependence on limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have an adverse effect on the Company's financial condition, results of operations, or cash flows.

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: changes in the overall demand for products offered by the Company; competitive pressures in the form of new products or price reductions on current products; advances and trends in new technologies and industry standards; changes in product mix; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patents (see Note 10), product, regulatory or other factors; risks associated with the ability to obtain necessary components; risks associated with the Company’s ability to attract and retain employees necessary to support its growth.

Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records adjustments to write down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. Once an inventory write-down provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of. This treatment is in accordance with Accounting Research Bulletin 43 and Staff Accounting Bulletin 100 "Restructuring and Impairment Charges."

Property, Plant and Equipment — Equipment, building and leasehold improvements are stated at cost and depreciated using the straight-line method. Equipment is depreciated over estimated useful lives of three to five years. Buildings are depreciated over an estimated useful life of thirty years. Building improvements are depreciated over estimated useful lives of fifteen to thirty years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the improvements which is generally 3 to 5 years.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Intangible Assets — The Company applies the provisions of SFAS No. 144 in evaluating whether any impairment indicators exist for intangible assets and has determined that its intangible assets were not impaired at December 31, 2007 and 2006. Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Components of intangible assets were as follows (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,349	$369	$8,718	$8,078	$640
Patents and tradename	10,318	7,661	2,657	10,318	6,244	4,074
Customer relationships	1,455	1,455	-	1,455	1,455	-
	$20,491	$17,465	$3,026	$20,491	$15,777	$4,714

Total intangible amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1.7 million, $1.6 million and $1.6 million, respectively. Estimated future intangible amortization expense for intangible assets as of December 31, 2007, is expected to be approximately $1.7 million in 2008, $828,000 in 2009, and $254,000 in 2010 and 2011.

Impairment of Long-Lived Assets — Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses whether long-lived assets have been impaired. An asset is initially evaluated for impairment if its estimated future undiscounted cash flows are less than the carrying value recorded on the Company's balance sheet. If a shortfall exists, any impairment is measured based on the difference between the fair value and the carrying value of the long-lived asset. The Company's estimate of fair value is based on either fair market value information, if available, or based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

Revenue Recognition and Receivables — Micrel generates revenue by selling products to original equipment manufacturers ("OEM"s), distributors and stocking representatives.  Stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer.  The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

Micrel allows certain distributors located in North America and Europe, and to a lesser extent Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment.  As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue recognition and related cost of sales are deferred, the Company records an accounts receivable and relieves inventory at the time of initial product shipment.  As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, the Company

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

may offer to its distributors, where revenue is deferred upon shipment and recognized on a sell-through basis, price adjustments to allow the distributor to price the Company's products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received and recorded by the Company.

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

Litigation — An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

Warranty Costs — The Company warrants products against defects for a period of up to 30 days. The majority of Micrel's product warranty claims are settled through the return of defective product and the reshipment of replacement product. Warranty returns are included in Micrel's allowance for returns, which is based on historical return rates. Actual future returns could be different than the returns allowance established. In addition, Micrel accrues a liability for specific warranty costs that are expected to be settled other than through product return and replacement. As of December 31, 2007 and 2006, respectively, accrued warranty expenses were immaterial amounts. Future actual warranty costs may be different from the accrued warranty expense.

Research and Development Expenses — Research and development expenses are recognized as incurred and consist primarily of payroll and other headcount related costs and cost of materials associated with the development of new wafer fabrication processes and the definition, design and development of standard products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are fully characterized by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

Self Insurance — The Company utilizes third-party insurance subject to varying retention levels or self insurance. The Company is self insured for a portion of the losses and liabilities primarily associated with earthquake damage, workers’ compensation claims and health benefit claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Advertising Expenses — The Company expenses advertising costs to selling, general and administrative expense as incurred. Advertising expenses for 2007, 2006 and 2005 were $2.0 million, $2.1 and $1.8 million respectively.

Income Taxes — Deferred tax assets and liabilities result from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards, and state manufacturers credit carryforwards.  The Company had net current deferred tax assets of $19.4 million and net long-term deferred tax assets of $9.3 million as of December 31, 2007.  The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes (see Note 7 for additional information regarding the adoption of FIN No. 48).

Share-based Compensation — As of January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, ("SFAS 123(R)"), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R) (see Note 6). Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations to account for awards of share-based compensation granted to employees.

Net Income per Share — Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. Reconciliation of weighted-average shares used in computing earnings per share is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Weighted-average common shares outstanding	76,918	81,550	87,055
Dilutive effect of stock options outstanding, using the treasury stock method	895	1,292	916
Shares used in computing diluted earnings per share	77,813	82,842	87,971

For the years ended December 31, 2007, 2006 and 2005, 6.4 million, 5.7 million and 7.2 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they are anti-dilutive.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Fair Value of Financial Instruments — Financial instruments included in the Company’s consolidated balance sheets at December 31, 2007 and 2006, consist of cash, cash equivalents, accounts receivable, accounts payable and investments. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of investments are based on quoted market prices.

New Accounting Standards — In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes".  This interpretation prescribes a model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 7 for additional information, including the effects of adoption on the Company’s Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

2.	INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2007	2006
Finished goods	$14,261	$16,062
Work in process	19,439	19,430
Raw materials	1,960	1,691
	$35,660	$37,183

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following (in thousands):

	2007	2006
Manufacturing equipment	$181,421	$172,537
Land	6,636	6,636
Buildings and improvements	46,876	43,050
Leasehold improvements	638	636
Office furniture and research equipment	12,544	12,356
	248,115	235,215
Accumulated depreciation and amortization	(165,530)	(156,550)
	$82,585	$78,665

Depreciation expense for the years ended December 31, 2007 and 2006 and 2005 was $16.3 million, $15.7 million and $18.3 million, respectively.

4.	OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31 consist of the following (in thousands):

	2007	2006
Accrued current restructuring expenses	$1,787	$1,574
Accrued workers' compensation and health insurance	1,121	1,339
Accrued litigation and related interest	—	10,101
Other current accrued liabilities	617	528
	$3,525	$13,542

5.	BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank.  The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company.  The value of all letters of credit outstanding reduces the total line of credit available.  There were no borrowings under the revolving line of credit at December 31, 2007, and there were $525,000 in standby letters of credit outstanding.  The revolving line of credit agreement expires on June 30, 2009.  Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (7.25% at December 31, 2007), or the bank's revolving offshore rate, which approximates LIBOR plus 2% (6.7% at December 31, 2007).  The agreement contains certain restrictive covenants.  The Company was in compliance with all such covenants at December 31, 2007.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

6.	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2007. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Stock Repurchase Plan

In November 2006, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2007.  On November 13, 2007, the Board of Directors of Micrel approved a modification to the plan to increase the aggregate amount authorized to be used to repurchase shares in calendar year 2007 to $65,000,000.  Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans, employee stock purchase plan and 401(k) plan.  The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. During the year ended December 31, 2007, the Company repurchased 5,515,854 shares of its common stock for $55.1 million.

Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts repurchased in excess of common stock are recorded as a reduction of retained earnings.

On October 22, 2007, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2008.  Repurchases may occur from time to time in the open market or in privately negotiated transactions through December 31, 2008.

Incentive Award Plans

Under the Company's 2003 Incentive Award Plan (the “2003 Plan”), 1994 Stock Option Plan and its 2000 Non-Qualified Stock Incentive Plan, 39,958,672 shares of Common Stock are authorized for issuance to employees. The 1994 Stock Option Plan and 2000 Non-Qualified Stock Incentive Plan provide that, for stock options, the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last trading day before the date of grant.  The 2003 Incentive Award Plan provides that, for stock options, the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the date of grant.  Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Qualified Stock Incentive Plan are exercisable in 20% increments with the initial 20% vesting occurring six months after the date of grant and then in annual increments of 20% per year from the date of grant. The Company is not currently awarding option grants under the 2000 Non-Qualified Stock Incentive Plan. Options granted under the 2003 Incentive Award Plan and 1994 Stock Option Plan typically become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant. At December 31, 2007, 14,536,314 total shares were reserved for future issuance, of which 2,523,270 shares were available for future grants under the Option Plans.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Option activity under the Option Plans is as follows:
	Number of Shares	Weighted Avg. Exercise Price Per Share
Outstanding, December 31, 2004 (8,253,200 exercisable at a weighted average price of $12.76 per share)	12,097,083	$12.85
Granted	1,840,200	10.62
Exercised	(683,661)	7.38
Canceled	(766,619)	15.62
Outstanding, December 31, 2005 (8,291,040 exercisable at a weighted average price of $13.08 per share)	12,487,003	12.65
Granted	1,758,550	12.18
Exercised	(530,363)	7.49
Canceled	(939,413)	13.62
Outstanding, December 31, 2006 (8,470,755 exercisable at a weighted average price of $13.23 per share)	12,775,777	12.76
Granted	1,985,110	11.08
Exercised	(1,411,021)	8.40
Canceled	(1,336,822)	12.88
Outstanding, December 31, 2007 (7,638,949 exercisable at a weighted average price of $13.83 per share and a weighted average remaining contractual life of 3.7 years)	12,013,044	12.97

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the years ended December 31, 2007, 2006 and 2005 was $5.64, $7.04 and $6.86 per share, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2007, 2006 and 2005 was $4.8 million, $2.5 million and $2.6 million, respectively. During the years ended December 31, 2007, 2006 and 2005, the amount of cash received from the exercise of stock options was $11.9 million, $4.0 million and $5.0 million, respectively. The net tax benefit realized from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options was $1.3 million, $784,000 and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additional information regarding options outstanding as of December 31, 2007 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining	Weighted Avg.		Weighted Avg.
Range of	Number	Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (yrs)	Per Share	Exercisable	Per Share
$ 0.12 to $ 7.50	536,023	1.3	$6.82	536,023	$6.82
$ 7.51 to $ 9.00	784,445	7.1	8.51	243,700	8.47
$ 9.01 to $ 10.50	2,462,361	5.0	9.65	1,479,393	9.49
$10.51 to $ 12.00	2,805,888	6.7	10.97	1,742,220	10.84
$12.01 to $ 13.50	2,086,950	6.2	12.73	950,716	12.96
$13.51 to $ 15.00	808,700	6.3	14.18	388,100	14.09
$15.01 to $ 20.00	1,393,580	4.1	17.33	1,163,700	17.62
$20.01 to $ 30.00	914,097	2.4	21.77	914,097	21.77
$30.01 to $ 49.50	221,000	2.5	39.79	221,000	39.79
$ 0.12 to $ 49.50	12,013,044	5.3	12.97	7,638,949	13.83

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

As of December 31, 2007, the aggregate pre-tax intrinsic value (which is the amount by which the closing price of the Company's common stock at December 31, 2007 exceeded the exercise price of the options) of options outstanding and options exercisable was approximately $946,000 and $913,000, respectively. As of December 31, 2007, the estimated number of options exercisable and expected to vest was 10.9 million shares with a weighted average remaining contractual life of 5 years and estimated aggregate intrinsic value of $937,000.

The 2003 Plan also provides for the use of incentive awards other than stock options.  In October 2007, the Company’s Compensation Committee approved a plan to begin granting Restricted Stock Units ("RSU"s) to employees in accordance with the provisions of the 2003 Plan.  As of December 31, 2007 there were no RSUs granted.

Accounting for Share-based Compensation

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

The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
	Years Ended December 31,
	2007	2006	2005
Expected life (years)	6.0	5.5	5.0
Stock volatility	51.4%	58.7%	76.9%
Risk free interest rates	4.4%	4.9%	4.1%
Dividends during expected terms	0.9%	none	none

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Stock volatility is based upon a combination of both historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace.  The calculation of expected volatility for previous SFAS No. 123 fair value disclosure estimates was based solely on historical stock price volatility. The Company believes that the combination of historical volatility and implied volatility provides a better estimate of future stock price volatility.

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

The following table shows total share-based compensation expense recognized in the Consolidated Statement of Operations for 2007 and 2006, pursuant to SFAS No. 123R and for 2005 pursuant to APB 25 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of revenues	$1,156	$1,540	$159
Research and development	2,130	3,341	161
Selling, general and administrative	2,199	3,534	450
Pre-tax share-based compensation expense	5,485	8,415	770
Less income tax effect	920	819	296
Net share-based compensation expense	$4,565	$7,596	$474

Total share-based compensation cost capitalized as part of inventory as of December 31, 2007 and 2006 was $122,000 and $225,000, respectively. At December 31, 2007, there was $17.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.6 years.

Beginning in 1996, the Company began to follow a practice of granting employee stock options on the date with the lowest closing price within the thirty-day period subsequent to the employee’s date of hire (the "Thirty-Day Method").  The Company continued to utilize this method for the majority of grants, both for new hires and for replenishment grants to existing employees, until December 20, 2001.  At that time, the Company determined that options granted using the Thirty-Day Method were compensatory under APB No 25, and discontinued use of the Thirty-Day Method thereafter. For financial reporting purposes, per APB No 25, the measurement date for determining compensation cost in stock option plans is the first date on which are known both (1) the number of shares that an individual is entitled to receive and (2) the option purchase price.  Compensation cost is calculated for any difference between the option exercise price and the fair market value on the measurement date. When applying APB 25 to the Thirty-Day Method described above, the measurement date was the thirtieth day following a new-hire's commencement of employment, when the lowest price (the exercise price) within the first thirty days following employment commencement was known. Compensation expense related to options granted under the Thirty-Day

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Method was calculated based on the price difference between the exercise price and the closing price on the thirtieth day following a new-hire's commencement of employment multiplied by the number of options granted and recognized as expense over the vesting period (generally five years). The Company continued to recognize stock compensation expense through 2005 for amortization of options granted under the Thirty-Day method in 2001 and earlier.

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

Pro Forma Information under SFAS No. 123 for Periods Prior to SFAS No. 123R Adoption - As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock options granted under the Company’s stock option plans and shares issued under the employee stock purchase plan for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing model, amortization computed using the graded vesting method and forfeitures accounted for as they occurred:

(in thousands, except per-share amounts)	Year Ended December 31,
2005
Net income as reported	$25,358
Add: share-based employee compensation expense included in reported net income, net of tax effects	474
Deduct: share-based employee compensation expense determined under fair value based method, net of tax effects	(10,181)
Pro forma net income	$15,651

Net income per share as reported:
Basic	$0.29
Diluted	$0.29

Pro forma net income per share:
Basic	$0.18
Diluted	$0.18

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Employee Stock Purchase Plan

Under the Company’s 1994 Employee Stock Purchase Plan (the “1994 ESPP”), as amended and restated as of January 1, 1996, eligible employees were permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of each six-month offer period, subject to an annual limitation. Shares of Common Stock issued under the Purchase Plan were 202,325 in 2005 at a weighted average price of $9.42. At December 31, 2005, there were 2,278,346 shares of Common Stock issued under the 1994 Employee Stock Purchase Plan. The 1994 ESPP terminated on January 1, 2006.

In May, 2006 the Company's shareholders approved a new Employee Stock Purchase Plan (the “2006 ESPP”).  Under the terms of the 2006 ESPP, eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2,000,000 shares. Stock issued under the Purchase Plan during 2007 and 2006 was 27,482 and 14,916, respectively, shares of Common Stock at weighted average prices of $10.02 and $9.61, respectively. The 2006 ESPP is considered non-compensatory under SFAS No. 123R.

Cancellation of Shares Held in Escrow

In July 2006, 400,050 shares of the Company’s Common Stock which were held in an escrow account pursuant to a contract dispute, were returned to the Company and cancelled.

7.	INCOME TAXES

The income tax provisions for the years ended December 31, 2007, 2006 and 2005, as a percentage of income before taxes, were 36%, 39% and 32%, respectively.  The income tax provision for such periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.  A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:
	2007	2006	2005

Statutory federal income tax rate	35%	35%	35%
Research and development credit	(2)	(1)	(2)
Qualified production activities credit	(1)	(1)	(1)
State income taxes (net of federal income tax benefit)	2	2	(1)
Non-deductible stock compensation	2	3	-
Other	-	1	1
Effective tax rate	36%	39%	32%

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

The provision for income taxes for the years ended December 31 consists of the following (in thousands):
	2007	2006	2005
Current:
Federal	$21,318	$26,904	$19,807
State	668	(172)	(1,092)
Total current	21,986	26,732	18,715

Deferred:
Federal	2,247	(3,609)	(7,452)
State	700	1,753	679
Total deferred	2,947	(1,856)	(6,773)
Total provision	$24,933	$24,876	$11,942

Pre-tax income from non-U.S. jurisdictions was not material in all periods presented.

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.  The Company had net current deferred tax assets of $19.4 million and net long-term deferred tax assets of $9.3 million as of December 31, 2007.  The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.  Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

Deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Accruals and reserves not currently deductible	$11,129	$14,408
Deferred income	7,794	8,345
Tax net operating loss and credit carryforwards	9,675	12,870
Non-qualified stock compensation	3,658	3,122
Capitalized research and development	819	997
Total deferred tax assets	33,075	39,742

Deferred tax liabilities:
Depreciation	(4,311)	(5,488)
State income taxes	(91)	-
Total deferred tax liability	(4,402)	(5,488)
Net deferred tax assets (current and non-current)	$28,673	$34,254

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Included in net deferred assets are net operating loss and credit carryforwards. Due to the Company's acquisition of Synergy in 1998, the Company has available pre-ownership change federal net operating loss carryforwards of approximately $5.4 million which will expire in the years 2008 through 2014 if not utilized. Under Section 382 of the Internal Revenue Code, these pre-ownership change net operating loss carryforwards are subject to an annual limitation. The Company believes that it is more likely than not that these net operating loss carryforwards will be utilized before expiration. In addition, the Company has available state credit carryforwards of approximately $15.5 million consisting of research credit carryforwards, of which approximately $2.3 million represents pre-ownership change carryforwards subject to the Section 382 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

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

As of December 31, 2007, the gross liability for uncertain tax positions was $8.0 million and the net liability, reduced for the federal effects of potential state tax exposures, was $5.4 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $5.4 million would favorably affect the Company’s tax provision in such future periods.  Included in the $5.4 million is $2.6 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $2.8 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$4,352
Additions based on tax positions related to the current year	980
Additions for accrued interest for tax positions of prior years	111
Balance at December 31, 2007	$5,443

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of January 1, 2007 and December 31, 2007, the Company had $140,000 and $251,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2002 and forward. Significant state tax jurisdictions include California, New York and Texas, and generally, the Company is subject to routine examination for years 2002 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2000 and forward in various immaterial foreign tax jurisdictions in which it operates.

8.	COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases some of its facilities and equipment under operating lease agreements that expire in the years 2008 through 2013. Some of the facility lease agreements provide for escalating rental payments over the lease periods. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized on a straight-line basis.

Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
2008	$1,911
2009	1,496
2010	1,348
2011	478
2012	93
Thereafter	15
$5,341

Rent expense under operating leases for the years ended December 31, 2007, 2006, and 2005 was $1.8 million, $1.9 million and $1.4 million, respectively.

Open Purchase Orders

As of December 31, 2007, the Company had approximately $13.7 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company's contractual commitments.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

Letters of Credit

Micrel's borrowing arrangements (see Note 5) include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2007 there was $525,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

Indemnification Obligations

Micrel is a party to a variety of contractual relationships pursuant under which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Micrel, or regular sales and purchasing activities, under which Micrel may agree to hold the other party harmless against losses arising from claims related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters, certain income taxes, etc.  In these circumstances, indemnification by Micrel is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract or in Micrel’s standard terms and conditions, which procedures may allow Micrel to challenge the other party's claims, or afford Micrel the right to settle such claims in its sole discretion.  Further, Micrel's obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Micrel may have recourse against third parties for certain payments made by it under these agreements.

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

9.	PROFIT-SHARING 401(k) PLAN

The Company has a profit-sharing and deferred compensation plan (the “Plan”). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $750,271 in contributions for the year ended December 31, 2007 and made $725,000 and $622,000 in contributions to the Plan for the years ended December 31, 2006 and 2005, respectively. Participants vest in Company contributions ratably over six years of service.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

10.	LITIGATION

On May 9, 1994, Linear Technology Corporation (“LTC”), a competitor of the Company, filed a complaint against the Company, entitled Linear Technology Corporation v. Micrel, Incorporated, in the United States District Court in San Jose, California, alleging patent and copyright infringement and unfair competition.  After many years of motions and appeals, a bench trial on the merits was commenced on November 30, 2005, and concluded on December 16, 2005.  The parties filed post-trial briefs on January 20, 2006. On June 9, 2006, the Court ruled that Micrel had willfully infringed the patent-in-suit, and awarded damages to LTC.  As a result of this judgment, the Company recorded $846,000 in other operating expense in the Company’s 2006 financial statements. This accrued liability was paid in 2006.

On February 26, 1999, the Lemelson Medical, Education & Research Foundation (the “Lemelson Partnership”) filed a complaint which was served on the Company on June 15, 1999, entitled Lemelson Medical, Education & Research Foundation, Limited Partnership v. Lucent Technologies Inc., et al. in the United States District Court in Phoenix, Arizona, against eighty-eight defendants, including the Company, alleging infringement of a number of Lemelson Foundation patents.  The complaint in the lawsuit sought unspecified compensatory damages, treble damages and attorneys' fees, as well as injunctive relief against further infringement of the Lemelson patents at issue.  In defense of this action, the Company was part of a Joint Defense Group consisting of a number of companies who were opposing the lawsuit together (the "Joint Defense Group").  On January 17, 2007, the parties entered into an agreement to settle the litigation for payment of a mutually agreeable sum, as a result of which, the four companies in the Joint Defense Group have acquired a package license under the Lemelson patents. During the fourth quarter of 2006, Micrel accrued $120,000 to other operating expense for the Company's portion of the liability under this settlement agreement.  This amount was paid during the first quarter of 2007.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

On April 21, 2003, the Company filed a complaint against its former independent public accountants Deloitte & Touche LLP (“Deloitte”) entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte.  In this lawsuit, Micrel alleged that Deloitte negligently rendered services as accountants to Micrel, breached certain agreements with Micrel by failing to perform services using ordinary skill and competence and in conformance with generally accepted principles for such work and made certain false representations upon which Micrel justifiably relied.  Deloitte denied all allegations in the complaint.  The complaint sought compensatory damages, costs associated with the suit and such other relief that the court may deem just and proper.  On February 23, 2007, the parties entered into a Settlement Agreement and Mutual Releases. Under the terms of the Agreement, the parties agreed to dismiss with prejudice the pending litigation and Deloitte paid to Micrel a settlement amount of $15.5 million. The Company recorded the $15.5 million settlement amount, in the quarter ended March 31, 2007, as other non-operating income as the settlement payment did not represent, either directly or indirectly, income earned from the Company’s operations, nor did it represent reimbursement of operating expenses incurred.

On November 11, 2004, the Company filed a complaint against Monolithic Power Systems (“MPS”), entitled Micrel, Inc. v. Monolithic Power Systems, in the United States District Court, Northern District of California alleging two causes of action for infringement by MPS of certain patents owned by Micrel.  In the complaint, the Company alleged that MPS had been and was infringing U.S. patent no. 5,517,046 (the “’046 patent”) and U.S. patent no. 5,556,796 (the “’796 patent”).    Subsequently, on November 29, 2004, the Company filed an amended complaint adding Michael R. Hsing, MPS’ President and Chief Executive Officer (“Hsing”), and James C. Moyer, MPS’ Chief Design Engineer (“Moyer”) as defendants.  Hsing and Moyer are both former employees of Micrel.  In addition to the original two causes of action against MPS for infringement of the '046 and '796 Patents, the amended complaint added causes of action for statutory and common law misappropriation of Micrel’s trade secrets, breach of confidentiality agreements by Hsing and Moyer, and violation of California’s Unfair Competition Law.  On September 21, 2006, the Company and MPS entered into a Settlement Agreement, agreeing to dismiss all claims and counterclaims in the litigation with prejudice.  Micrel also agreed to release MPS, Hsing and Moyer from all claims for any alleged trade secret claims based on any confidential information. In addition, Micrel licensed U.S. Patent Nos. 5,517,046 and 5,556,796 to MPS. Under the terms of the agreement MPS agreed to pay a license fee of $3.0 million of which $1.0 million was paid in September 2006, $1.0 million was paid in December 2006 and the remaining $1.0 million balance was paid in January 2008.  In the third quarter of 2006 the Company recorded $2.9 million in net revenues representing the present value of the license payments from MPS.

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003 (see Note 12), filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara.  In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  Deerfield disputes that Micrel had a right to terminate, alleging that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence.  The complaint seeks damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment.  Micrel disputes Deerfield's allegations and will vigorously defend against the action.  On July 21, 2006, Micrel answered the complaint with a denial of any liability

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

and the filing of a cross-complaint against Deerfield seeking return of the security deposit and rent paid from the date of the casualty, January 20, 2006 through February 28, 2006.  The case is in the discovery and pre-trial phase and a trial date has been set for May 19, 2008.

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

Net Revenues by Segment (in thousands):	Years Ended December 31,
	2007	2006	2005
Standard Products	$237,356	$258,214	$239,177
Other Products	20,618	18,093	11,179
Total net revenues	$257,974	$276,307	$250,356

For the year ended December 31, 2007 two world-wide distributors accounted for $38.7 million (15%) and $33.1 million (13%), respectively, of the Company's net revenues. For the year ended December 31, 2006 three customers, consisting of two world-wide distributors and an Asian based stocking representative, accounted for $41.3 million (13%), $34.2 million (12%) and $28.0 million (10%), respectively, of the Company's net revenues. For the year ended December 31, 2005 three customers, consisting of an original equipment manufacturer, an Asian based stocking representative and a world-wide distributor, accounted for $34.9 million (14%), $29.5 million (12%) and $29.5 million (12%), respectively, of the Company's net revenues.  These significant customers for 2007, 2006 and 2005 primarily purchased the Company's standard products.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

For the year ended December 31, 2007, the Company recorded revenue from customers throughout the United States; Canada and Mexico (collectively referred to as "Other North American Countries"); the U.K., Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as "Europe"); Korea; Taiwan; Singapore; China; Japan; Hong Kong, Malaysia and other Asian countries (collectively referred to as "Other Asian Countries").

Geographic Information (in thousands):
	2007		2006		2005
	Total Net Revenues(1)	Long-Lived Assets(2)	Total Net Revenues(1)	Long-Lived Assets(2)	Total Net Revenues(1)

United States of America	$67,751	$77,863	$66,713	$73,079	$42,706
Other North American Countries	16,663	1	16,116	2	20,379
Korea	37,442	86	46,913	53	63,865
Taiwan	28,514	322	27,475	246	31,095
Singapore	29,356	3	33,264	11	23,218
China	17,965	27	16,851	46	17,171
Hong Kong	16,110	-	21,572	-	12,515
Japan	11,554	-	13,503	20	12,495
Other Asian Countries	1,696	4,084	2,442	5,025	2,193
Europe	30,923	199	31,458	183	24,719
Total	$257,974	$82,585	$276,307	$78,665	$250,356

(1) Total revenues are attributed to countries based on "ship to" location of customer. (2) Long-lived assets consist of property, plant and equipment.

12.           RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

In September 2002, the Company approved a plan to close its Santa Clara, California wafer fabrication facility to reduce costs and improve operating efficiencies.  The Company accrued $5.5 million in restructuring expenses associated with the facility closure which consisted of $1.0 million for equipment disposal costs and $4.5 million in net contractual building lease costs, excluding estimated sublease income, that will provide no future benefit.  During July 2003, the Company ceased all manufacturing processes within the Santa Clara facility and completed the relocation of all employees to its San Jose, California facilities. During 2004, the Company increased its accrued restructuring expenses for contractual building lease costs by $584,000 to eliminate remaining estimated future sub-lease income as efforts to sub-lease the facility were unsuccessful. In February 2006, the Company terminated the lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The Lessor is disputing the termination of the lease (see Note 10).  Although the Company is no longer making payments to the Lessor, the restructuring costs shown above represent the estimated potential amount owed under the lease prior to termination.  Other disposal costs include estimated costs associated with the final closing of the facility.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

A summary of restructuring expense accrual is as follows (in thousands):

	Contractual Facility Costs	Disposal Costs	Total
Balance December 31, 2004	$3,049	$360	$3,409
2005 Uses	(1,650)	--	(1,650)
Balance December 31, 2005	1,399	360	1,759
2006 Charges	117	152	269
Uses	(259)	(195)	(454)
Balance December 31, 2006	1,257	317	1,574
2007 Charges	128	--	128
Other	85	--	85
Balance December 31, 2007	$1,470	$317	$1,787

During 2007, the Company accrued $128,000 in interest expense on unpaid facility rent and reclassified $85,000 from non-current deferred rent into accrued restructuring.

All of the $1.8 million in accrued restructuring costs has been included within other current liabilities as of December 31, 2007.  Actual future costs may be different than these estimates and could require an adjustment to the restructuring accrual in the period such determination is made.

13.           PATENT LICENSE AGREEMENT

In September 2006, Micrel entered into a Patent License Agreement with International Business Machines Corporation ("IBM").  Under the Agreement, each party licensed to the other all patents issued or issuing on patent applications entitled to an effective filing date prior to January 1, 2012.  Certain IBM patents are not licensed to Micrel owing to IBM’s arrangements with third parties.  In consideration for the license to IBM’s patents, Micrel paid IBM $2,050,000.

Based on the estimated historical and future benefits of the Patent License Agreement, the Company has allocated the payment as follows (in thousands):

Settlement of patent disputes	$714
Patent license	1,336
Total payment	$2,050

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2007, 2006 and 2005

14.           DIVIDENDS

During each of the second quarter, third quarter and fourth quarters of 2007, the Company paid cash dividends of $2.3 million ($0.03 per outstanding share of common stock).

15.           SUBSEQUENT EVENTS

On January 31, 2008, the Company's Board of Directors declared a $0.03 per common share cash dividend, payable February 26, 2008 to shareholders of record on February 11, 2008.

At December 31, 2007, the Company held $16.6 million in long-term investments. Long-term investments consisted of senior auction rate notes secured by student loans. In February 2008, some of these auction rate securities failed to auction successfully due to sell orders exceeding buy orders (see the discussion of investments included in Note 1).

SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY — UNAUDITED

(in thousands, except per share amounts)	Three Months Ended 2007
	Mar. 31,(1)	June 30,	Sept. 30,	Dec. 31,
Net revenues	$63,113	$65,101	$65,191	$64,569
Gross profit	$36,687	$37,107	$37,493	$36,057
Net income	$17,868	$8,641	$9,423	$8,419
Net income per share:
Basic	$0.23	$0.11	$0.12	$0.11
Diluted	$0.23	$0.11	$0.12	$0.11

Weighted-average shares used in computing per share amounts:
Basic	77,738	77,740	76,964	75,248
Diluted	78,750	79,018	77,971	75,432

Cash dividends per common share	$-	$0.03	$0.03	$0.03

(in thousands, except per share amounts)	Three Months Ended 2006
	Mar. 31,	June 30,(2)	Sept. 30,(3)	Dec. 31,
Net revenues	$68,151	$70,192	$73,482	$64,482
Gross profit	$39,894	$40,252	$43,033	$36,927
Net income	$8,701	$8,991	$11,803	$8,813
Net income per share:
Basic	$0.10	$0.11	$0.15	$0.11
Diluted	$0.10	$0.11	$0.15	$0.11

Weighted-average shares used in computing per share amounts:
Basic	84,025	83,201	80,671	78,372
Diluted	85,794	84,696	81,324	79,476

Cash dividends per common share	$-	$-	$-	$-
__________
(1) Net Income for the quarter ended March 31, 2007 includes $15.5 million in pre-tax non-operating income resulting from the settlement of litigation (see Note 10 of Notes to Consolidated Financial Statements).
(2) Operating results for the quarter ended June 30, 2006, September 30, 2006 and December 31, 2006 include pre-tax charges/(credits) of $935,000, ($22,000) and ($67,000), respectively in other expense related to a legal judgment against Micrel in a patent infringement suit with Linear Technology Corporation (see Note 10 of Notes to Consolidated Financial Statements).
(3) Operating results for the quarter ended September 30, 2006, include $2.9 million in revenues related to a patent license granted by Micrel to Monolithic Power Systems (see Note 10 of Notes to Consolidated Financial Statements). In addition, operating results for the quarter ended September 30, 2006, also includes $714,000 in cost of revenues related to the settlement of a patent dispute with International Business Machines (see Note 13 of Notes to Consolidated Financial Statements).

 SCHEDULE II

MICREL, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006, and 2005
(In thousands)

Description	Balance at Beginning of Year	Allowance Additions or (Reductions)	Returns and Price Adjustments	Bad Debt Write-offs	Balance at End of Year

Year Ended December 31, 2007
Allowances for OEM and stocking representative returns and price adjustments	$2,490	$2,215	$(3,116)	$--	$1,589
Allowances for unclaimed distributor price adjustments(1)	1,950	40,609	(40,091)	--	2,468
Allowances for doubtful accounts	156	(1)	--	--	155
Total allowances	$4,596	$42,823	$(43,207)	$--	$4,212

Year Ended December 31, 2006
Allowances for OEM and stocking representative returns and price adjustments	$2,665	$4,668	$(4,843)	$--	$2,490
Allowances for unclaimed distributor price adjustments(1)	1,240	33,204	(32,494)	--	1,950
Allowances for doubtful accounts	239	(3)	--	(80)	156
Total allowances	$4,144	$37,869	$(37,337)	$(80)	$4,596

Year Ended December 31, 2005
Allowances for OEM and stocking representative returns and price adjustments	$2,493	$4,714	$(4,542)	$--	$2,665
Allowances for unclaimed distributor price adjustments(1)	1,254	19,465	(19,479)	--	1,240
Allowances for doubtful accounts	231	11	--	(3)	239
Total allowances	$3,978	$24,190	$(24,021)	$(3)	$4,144

___________
(1) The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received from the distributor and recorded by the Company. This allowance typically represents approximately three to four weeks of unclaimed price adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 27th day of February, 2008.

MICREL, INCORPORATED

By   /S/ Raymond D. Zinn
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

Signature	Title	Date

/S/ Raymond D. Zinn Raymond D. Zinn	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2008
/S/ Richard D. Crowley, Jr. Richard D. Crowley, Jr.	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008
/S/ Michael J. Callahan Michael J. Callahan	Director	February 27, 2008
/S/ David W. Conrath David W. Conrath	Director	February 27, 2008
/S/ Neil J. Miotto Neil J. Miotto	Director	February 27, 2008
/S/ Frank W. Schneider Frank W. Schneider	Director	February 27, 2008

Micrel, Incorporated
Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
3.3	Amended and Restated Bylaws of the Registrant. (9)
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant. (7)
4.1	Certificate for Shares of Registrant’s Common Stock. (3)
10.1	Indemnification Agreement between the Registrant and each of its officers and directors. (3)
10.3	1994 Stock Option Plan and form of Stock Option Agreement. (1)*
10.4	1994 Stock Purchase Plan. (3)
10.5	2003 Incentive Award Plan. (8)*
10.8	Form of Domestic Distribution Agreement. (2)
10.9	Form of International Distributor Agreement. (2)
10.10	Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (4)
10.11	Commercial Lease between Harris Corporation and Synergy Semiconductor Corporation dated February 29, 1996. (5)
10.12	Standard Industrial/Commercial Single-Tenant Lease Agreement Dated March 3, 2000 between the Registrant and Rose Ventures II (6)
10.13	Micrel/IBM Patent License Agreement, dated September 26, 2006 (10)
10.14	Credit Line Agreement dated as of April 24, 2007 among Bank of the West and Micrel, Incorporated. (11)
14.1	Micrel, Incorporated Code of Ethics for Senior Officers
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney. (See Signature Page)
31	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or agreement.

(1)
Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (“Registration Statement”), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, in which this exhibit bears the number 10.14.

(6)	Incorporated by reference to exhibit 10.1 filed with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2000.

(7)	Incorporated by reference to exhibit 3.1 filed with the Company’s quarterly report on Form 10-Qfor the period ended September 30, 2000.

(8)	Incorporated by reference to exhibit 1 filed with the Company’s Proxy Statement on Schedule 14A dated May 9, 2003.

(9)	Incorporated by reference to exhibit 3.3 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

(10)	Incorporated by reference to exhibit 10.1 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated April 24, 2007.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-70876, 333-63620 and 333-37808) and S-8 (No. 333-63618, 33-90396, 333-10167, 333-89223, 333-52136, 333-37832 and 333-105862) of Micrel, Incorporated of our report dated February 27, 2008 relating to the consolidated financial statements and financial statement schedule, and the effectiveness of internal control over financial reporting which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 27, 2008

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

4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as designed in the Exchange Act Rules 13a-15(d) and 15d-15(f) for the registrant and have:

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

(c)           evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)           disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 27, 2008	/S/ Raymond D. Zinn Raymond D. Zinn President, Chief Executive Officer and Director (Principal Executive Officer)

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

4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as designed in the Exchange Act Rules 13a-15(d) and 15d-15(f) for the registrant and have:

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

(c)           evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)           disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 27, 2008	/S/ Richard D. Crowley Richard D. Crowley Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32

Certifications of

Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act Of 2002

In connection with the Annual Report of Micrel, Incorporated (the “Company”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond D. Zinn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2.           That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 27, 2008	/S/ Raymond D. Zinn Raymond D. Zinn President, Chief Executive Officer and Director (Principal Executive Officer)

In connection with the Annual Report of Micrel, Incorporated (the “Company”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard D. Crowley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2.           That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 27, 2008	/S/ Richard D. Crowley Richard D. Crowley Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)