Form 10-K/A
period 2007-12-31
MICREL INC
filed 2008-04-29
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission File Number 1-34020

MICREL,   INCORPORATED
(Exact name of Registrant as specified in its charter)

California	94-2526744
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2180 Fortune Drive, San Jose, CA       95131
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code: (408) 944-0800

Securities registered pursuant to Section 12(b) of the Act:                Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:                Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

As of April 28, 2008, the Registrant had outstanding 71,393,428 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Micrel, Inc. (the “Company”) for the year ended December 31, 2007 as originally filed with the Securities and Exchange Commission on February 28, 2008 (the “Original Report”). This Form 10-K/A amends and restates and replaces in its entirety the information previously expected to be incorporated by reference in Part III of the Original Report from the Company’s 2008 Proxy Statement with the actual text for Part III of the Form 10-K, as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2007.

Except for the additions and modifications described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.  Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Report was filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

INDEX TO FORM 10-K/A

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

    The following table sets forth information with respect to the Company’s current Board of Directors as of March 31, 2008.

Name	Age	Position	Director Since
Raymond D. Zinn	70	President, Chief Executive Officer and Chairman of the Board	1978
Michael J. Callahan	72	Director	2005
David W. Conrath	73	Director	2005
Neil J. Miotto	61	Director	2007
Frank W. Schneider	66	Director	2007

    The principal occupations and positions for at least the past five years of the director nominees named above are as follows:

Raymond D. Zinn is a co-founder of the Company and has been its President, Chief Executive Officer and Chairman of its Board of Directors since the Company’s inception in 1978.  Prior to co-founding the Company, Mr. Zinn held various management and manufacturing executive positions in the semiconductor industry at Electromask TRE, Electronic Arrays, Inc., Teledyne, Inc., Fairchild Semiconductor Corporation and Nortek, Inc. He holds a B.S. in Industrial Management from Brigham Young University and a M.S. in Business Administration from San Jose State University.

Michael J. Callahan joined Micrel's Board of Directors in 2005.  Mr. Callahan is the Chairman Emeritus of Teknovus, Inc., and serves on the Board of Directors of Quick Logic Corporation.  Prior to these roles, he served as Chairman of the Board, President and Chief Executive Officer of WaferScale Integration, Inc.  He was also the President of Monolithic Memories, Inc.  During his tenure at Monolithic Memories, the company became a subsidiary of Advanced Micro Devices, Inc., where Mr. Callahan then served in the capacity of Senior Vice President of Programmable Products.  Mr. Callahan serves as a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors.  Mr. Callahan holds a B.S.E.E. from the Massachusetts Institute of Technology.

David W. Conrath was elected to Micrel's Board of Directors in 2005.  From 2000 until July 2005, Dr. Conrath was the Dean of the College of Business at San Jose State University.   From 1994 until 1999, Dr. Conrath was Professor of Management Science/Information Systems and Dean of the Michael G. DeGroote School of Business, McMaster University, Canada.  He has held permanent positions at the Wharton School, University of Pennsylvania and the Faculty of Engineering at the University of Waterloo (Canada).  Dr. Conrath has worked for many years in the area of information systems, consulting with a number of governments and Fortune 500 companies.  He has been on the Board of Directors of three privately held telecommunications companies.    Dr. Conrath serves as a member of the Audit Committee and is Chair of the Nominating and Corporate Governance Committee of the Board of Directors.  Dr. Conrath holds a Master of Arts in economics and a doctorate in business administration from the University of California, Berkeley, a Master of Science in industrial administration from Carnegie-Mellon University and a Bachelor of Arts degree from Stanford University.

Neil J. Miotto joined the Company’s Board of Directors in February 2007.  Mr. Miotto is a retired assurance partner of KPMG LLP where he was a partner for twenty-seven years until his retirement in September 2006.  While at KPMG, Mr. Miotto also served as an SEC reviewing partner.   He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.  He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York.  Mr. Miotto serves as chairman of the Audit Committee and a member of the Nominating/Corporate Governance Committee of the Board of Directors.

Frank W. Schneider joined the Company’s Board of Directors in May 2007.  Mr. Schneider previously served as President and CEO of ION Systems, Inc., a privately-held manufacturer of electrostatic management systems.  In January 2006, ION Systems was acquired by MKS Instruments, Inc.  Mr. Schneider is currently a vice-president of MKS and General Manager of ION Systems products.  Prior to these roles, Mr. Schneider was the President and CEO of GHz Technology, Inc., until its merger with Advanced Power Technology, Inc.  During the merger transition period, Mr. Schneider served as the Chief Operating Officer for the Radio Frequency business.  Mr. Schneider also served as a member of the advisory Board of Neomagic, Inc. and held various management and executive positions with Sharp Electronics Corporation, Philips Semiconductor and Corning Electronics.  He holds a Bachelor of Science degree in Electrical Engineering from West Virginia University and a Master of Business Administration degree from Northwestern University.

Executive Officers

Information regarding each of our executive officers as of March 30, 2008 is set forth below.

Name	Age	Position
Raymond D. Zinn	70	President, Chief Executive Officer and Chairman of the Board
Robert J. Barker	62	Vice President, Corporate Business Development
Andrew Cowell	42	Vice President, Analog Marketing
Richard D. Crowley, Jr.	51	Vice President, Finance and Chief Financial Officer
James G. Gandenberger	47	Vice President, Worldwide Operations
Jung-Chen Lin	54	Vice President, Ethernet Products
Mark Lunsford	50	Vice President, Worldwide Sales
David C. Schie	36	Vice President, Analog Engineering and R&D
J. Vincent Tortolano	58	Vice President, General Counsel and Secretary
Scott Ward	53	Vice President, Analog Business Unit
Thomas Wong	52	Vice President, High Bandwidth Products
Richard Zelenka	52	Vice President, Quality Assurance

The principal occupations and positions for at least the past five years of the executive officers named above, other than Mr. Zinn whose information is included above under the caption “Board of Directors,” are as follows:

Mr. Barker has served as Vice President, Corporate Business Development since October 1999.  In August 2007, Mr. Barker took on the added responsibility of Interim Vice President of Human Resources.  In February 2008, Mr. Barker was appointed Vice President of Human Resources.  He retains his responsibilities as Vice President, Corporate Business Development.  Mr. Barker also served as the Company’s Secretary from May 2000 until May 2001.  From April 1994 to September 1999 he held the position of Vice President, Finance and Chief Financial Officer.  From April 1984 until he joined Micrel, Mr. Barker was employed by Waferscale Integration, Inc., where his last position was Vice President of Finance and Secretary.  Prior to 1984, Mr. Barker held various accounting and financial positions at Monolithic Memories and Lockheed Missiles and Space Co. He holds a B.S. in Engineering (Electrical emphasis) and a M.B.A. from University of California at Los Angeles.

Mr. Cowell has served as Vice President, Analog Marketing since November 2007.  From December 2002 until November 2007, he served as the head of Strategic Applications with responsibility for new product definition for power products.  Mr. Cowell joined the Company in April 1998 as Marketing and Applications Manager for the power product line.  Prior to joining Micrel, Mr. Cowell worked for Siliconix Semiconductor for five years in various technical positions throughout the world.  Prior to Siliconix, he was a power supply designer for Advanced Power Supplies in the United Kingdom.  Mr. Cowell holds a first class honors degree in electronics from Middlesex University.

Mr. Crowley joined the Company as Vice President, Finance and Chief Financial Officer in September 1999.  From December 1998 until he joined Micrel, Mr. Crowley was employed by Vantis Corporation as its Vice President, Chief Financial Officer. From 1980 to 1998, Mr. Crowley was employed by National Semiconductor Corporation, where his last position was Vice President, Corporate Controller.  Mr. Crowley is a member of the Board of Directors of Open-Silicon, Inc.  He holds a B.B.A. in Finance from the University of Notre Dame and a Masters in Management in Accounting and Finance from Northwestern University.

Mr. Gandenberger has served as Vice President, Worldwide Operations since November 2007.  From July 2002 to November 2007, he served as Vice President of Wafer Fab Operations.  Mr. Gandenberger joined the Company in October 2000 as Managing Director of Wafer Fab Operations.  Prior to joining the Company, Mr. Gandenberger was employed by National Semiconductor Corporation from 1997 to 2000 as the Managing Director of Santa Clara Wafer Fabs.  From 1994 to 1997, he was employed by Asyst Technologies where he held the position of Vice President, Sales and Marketing.  From 1984 to 1994, Mr. Gandenberger served in a variety of positions at LSI Logic, where his last position was Director of Operations of the VLSI CMOS Division.  He holds a B.S. in Business Administration from Saint Mary’s College and a M.B.A from Golden Gate University.

Mr. Lin has served as Vice president of Ethernet Group since April 2003.  He joined the Company through the acquisition of Kendin Communications Inc. in May 2001 as Vice President of Design of Kendin Operations. Prior to the acquisition, he served as Vice President of Engineering at Kendin from 1996 to 2001.  Prior to Kendin, Mr. Lin was employed by Pericom Semiconductors Corp as Design Manager of data communication group from April 1995 to April 1996.  He worked for Hitachi Micro Systems, Inc. as Principle Engineer from August 1993 to April 1995.  From 1990 to 1993, he was employed by Vitesse Semiconductor Corp., where he held a design manager position.  From 1986 to 1990, he worked for Philips Components at various locations as Senior Member of Technical Staff in Mixed Signal Circuit Design area.  Mr. Lin holds a Ph.D. and M.S.E.E. degrees from University of Cincinnati, and B.S.E.E. degree from National Taiwan University.

Mr. Lunsford joined the Company in September 2001 as Vice President, Worldwide Sales.  Prior to joining Micrel, Mr. Lunsford was Director of Marketing and Business Development at Broadcom Corporation from 2000 to 2001. Prior to 2000, Mr. Lunsford held the position of Vice President, Worldwide Sales at Pivotal Technologies from 1999 until Pivotal was acquired by Broadcom in 2000.  Prior to 1999 Mr. Lunsford held various senior level management positions at Advanced Micro Devices from 1984 to 1999. He holds a B.S. degree in Mechanical Engineering from the University of California, Davis.

Mr. Schie joined Micrel in May 2007 as Vice President of Analog Engineering and R&D.  Before joining Micrel, Mr. Schie was an Executive Director at Maxim Integrated Products.  Prior to that, he was Vice President of Supertex, Inc.  Prior to Supertex, Mr. Schie was a founder of various companies including the ESG group of companies and Linear Dimensions Semiconductor, where he worked from 1998 to 2000.  Mr. Schie holds a Bachelor of Applied Science (B.A.Sc.) degree in Engineering Science (Electrical Option) from the University of Toronto.

Mr. Tortolano joined the Company in August 2000 as its Vice President, General Counsel.  Mr. Tortolano has also served as the Company’s Secretary since May 2001.  From 1999 until he joined the Company, Mr. Tortolano was employed by Lattice Semiconductor Corporation, where he held the position of Vice President, Co-General Counsel.  From 1983 to 1999, Mr. Tortolano was employed by Advanced Micro Devices, Inc., where his last position was Vice President, General Counsel of AMD’s Vantis subsidiary.  Mr. Tortolano holds a B.S.E.E. from Santa Clara University and a Juris Doctor degree from University of California at Davis.

Mr. Ward has served as Vice President, Analog Business Unit since November 2007.  Mr. Ward joined the Company in August 1999 as Vice President, Test Division and served in that capacity until November 2007. From 1997 until he joined Micrel, Mr. Ward was employed by QuickLogic Corporation as Vice President of Engineering. From 1980 to 1997, Mr. Ward was employed by National Semiconductor Corporation where he held various Product Line Director positions in the Analog Division. Mr. Ward holds a B.S.E.T. degree from California Polytechnic University at San Luis Obispo.

Mr. Wong joined the Company in November 1998 as its Vice President, High Bandwidth Products. Prior to joining the Company, Mr. Wong was a co-founder of Synergy Semiconductor and held various management positions including Chief Technical Officer, Vice President Engineering, Vice President Standard Products and Vice President Product Development for Synergy Semiconductor from 1987 to November 1998 at which time Synergy was acquired by the Company. From 1978 to 1986, Mr. Wong was employed by Advanced Micro Devices where his last position was Design Engineering Manager.  He holds a B.S.E.E. from the University of California at Berkeley and a M.S.E.E. from San Jose State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than ten percent of the Company’s common stock (“Reporting Persons”) are required to report, to the Securities and Exchange Commission and to the NASDAQ Stock Market, their initial ownership of the Company’s stock and other equity securities and any subsequent changes in that ownership, and to furnish the Company with copies of all these reports they file.  As a matter of practice, an administrative staff member assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files these reports on their behalf. Based solely on its review of the copies of such reports received by it or written representations from certain Reporting Persons that no Forms 3, 4 or 5 were required, the Company believes that during fiscal 2007, all Reporting Persons complied with all applicable filing requirements, except for the following late reports filed since the beginning of the fiscal year ended December 31, 2007, and the transactions reflected therein, covering executive and director stock option grants, one stock purchase, and one stock sale.  Mr. Lunsford filed one late report which covered a stock option grant of 52,000 shares; Mr. Miotto filed one late report which covered a stock option grant of 15,000 shares; Mr. Schneider filed one late report which covered a purchase of 1,000 shares; and Mr. Ward filed one late report which covered a sale of 7067 shares of the Company’s stock in Mr. Ward’s 401(k) retirement plan account.  The exercise price for the stock option grant to Mr. Lunsford and the stock option grant to Mr. Miotto was the fair market value on the date each grant was approved, respectively.

Corporate Governance

Committees and Meetings of the Board of Directors

The Board of Directors held four regularly scheduled meetings and one electronic meeting during the fiscal year ended December 31, 2007, and acted four times by unanimous written consent.  Each member of the Board of Directors who served during 2007 attended at least 75% of the total number of meetings of the Board of Directors and of the Committees on which he served during the year.

The Company has standing Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors.

Board Committees

Audit Committee. The Audit Committee is responsible for the appointment, compensation and oversight of the Company’s independent registered public accounting firm, directing and monitoring the Company’s internal audit function, reviewing and monitoring the annual audit of the Company’s financial statements, internal controls, accounting practices and policies and related tasks as specified in its charter or required by the applicable NASDAQ rules. The members of the Audit Committee presently are Messrs. Miotto (chair), Conrath, and Callahan, each an independent director as determined in accordance with Rule 10A-3(b)(1) of the Exchange Act and in accordance with the listing standards of the NASDAQ Stock Market.  Messrs. Miotto, Conrath and Callahan qualify as audit committee financial experts within the definition adopted by the Securities and Exchange Commission in Item 407(d)(5)(ii) of Regulation S-K.  In 2007, the Audit Committee met in person five times, with each member of the audit committee attending at least 75% of those meetings, and acted once by unanimous written consent.  Please see the information under the caption “Audit Committee Report” for further information regarding the Audit Committee.  A copy of the Audit Committee’s Charter is available at www.micrel.com.

Compensation Committee.  See Item 11. “Executive Compensation” below.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee makes recommendations to the Board of Directors regarding nominees for the Board, monitors the size and composition of the Board, assists the Board with review and consideration of developments in corporate governance practices and performs such other duties as the Board of Directors shall from time to time prescribe.  The Nominating and Corporate Governance Committee consists of Messrs. Conrath (interim chair) and Callahan, each an independent director as defined by the listing standards of the NASDAQ Stock Market.  The Nominating and Corporate Governance Committee met three times in 2007 and acted once by unanimous written consent. A copy of the Nominating and Corporate Governance Committee Charter is available at www.micrel.com.

Nomination Process

The Nominating and Corporate Governance Committee identifies director nominees by first evaluating the current members of the Board of Directors willing to continue in service.  Current members with skills and experience that are relevant to our business and are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective.  If any member of the Board of Directors does not wish to continue in service or the committee or Board of Directors decides not to re-nominate a member for re-election, the Committee identifies the desired skills and experience of a new nominee consistent with the Committee’s criteria for Board of Directors service.  Current members of the Board of Directors and management are polled for their recommendations.  Research may also be performed or third parties retained to identify qualified individuals.  To date, the Company has not engaged third parties to identify or evaluate potential nominees; however, the Company may in the future choose to do so.  The Nominating and Corporate Governance Committee will not recommend a candidate unless that candidate has indicated a willingness to serve as a director and has agreed to comply, if elected, with the expectations and requirements of service on the Board of Directors.

The Nominating and Corporate Governance Committee will consider nominees recommended by shareholders, and any such recommendations should be forwarded to the Nominating and Corporate Governance Committee in writing at our executive offices. The Nominating and Corporate Governance Committee evaluates director candidates based upon a number of criteria, including:

•	a high level of personal and professional integrity;
•	commitment to promoting the long term interests of the Company’s security holders and independence from any particular constituency;
•	professional and personal reputations that are consistent with the Company’s values;
•
broad general business experience and acumen, which may include experience in management, finance, marketing and accounting, across a broad range of industries with particular emphasis on the semiconductor industry generally, along with experience operating at a policy-making level in an appropriate business, financial, governmental, educational, non-profit, technological or global field;

•	adequate time to devote attention to the affairs of the Company;
•
such other attributes, including independence, relevant in constituting a Board or committee that also satisfies the requirements imposed by the Securities and Exchange Commission and the NASDAQ Stock Market; and

•	Board balance in light of the Company’s current and anticipated needs and the attributes of the other directors and executives.

Security Holder Communication with Board Members

Any holder of the Company’s securities may contact the Board of Directors or a specified individual director by writing to the attention of the Board of Directors or a specified individual director and sending such communication to the Company’s General Counsel at our executive offices.  Each communication from a security holder should include the following information in order to permit security holder status to be confirmed and to provide an address to forward a response if deemed appropriate:

•	the name, mailing address and telephone number of the security holder sending the communication;
•	the number and type of our securities owned by such security holder; and
•	if the security holder is not a record owner of our securities, the name of the record owner of our securities beneficially owned by the security holder.

The Company’s General Counsel will forward all appropriate communications to the Board of Directors or individual members of the Board of Directors as specified in the communication.  The Company’s General Counsel may (but is not required to) review all correspondence addressed to the Board of Directors, or any individual member of the Board of Directors, for any inappropriate correspondence more suitably directed to management. Communications may be deemed inappropriate for this purpose if it is reasonably apparent from the face of the correspondence that it relates principally to a customer dispute involving the purchase of goods or services from the Company or any of its operating units. The Company’s policies regarding the handling of security holder communications were approved by the Board of Directors, including a majority of our independent directors.

Annual Meeting Attendance

    The policy of the Board of Directors is that all directors attend the Annual Meeting of Stockholders, absent circumstances that prevent attendance.  All directors attended the Annual Meeting of Shareholders held in 2007.

Code of Ethics

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

Compensation Committee.

The Compensation Committee makes recommendations to the Board of Directors regarding all forms of compensation to executive officers and directors, reviews all salary increase, bonus and stock compensation programs for other employees, administers the Company’s incentive award plans and performs such other duties as may from time to time be determined by the Board of Directors.  The Compensation Committee has delegated to Mr. Zinn the authority to approve grants of stock options or Restricted Stock Units (RSUs) to non-officer employees covering no greater than 100,000 shares.  The Compensation Committee consists of Messrs. Schneider (chair) and Callahan, each an independent director as defined by the listing standards of the NASDAQ Stock Market.  The Compensation Committee met two times in 2007, and acted five times by unanimous written consent.  A copy of the Composition Committee Charter is available at www.micrel.com.

The Compensation Committee meets at least twice during the year, generally in February and August.  A few days prior to the February meeting, the Vice President of Human Resources presents to the Compensation Committee the proposed incentive award and bonus compensation for each Named Executive Officer (“NEO”) and all other executive officers for review and analysis in the context of all the components of total compensation.  In or around July of each year, the Vice President of Human Resources presents to the Compensation Committee the proposed base salary compensation for each NEO and other executive officer for review and analysis, again in the context of all the components of total compensation.  In each case, Compensation Committee members have time prior to the upcoming meetings to ask for additional information and to raise further questions and have further discussions.  The compensation structure for the CEO is decided upon and approved by the Compensation Committee members prior to the scheduled Compensation Committee meeting.  Compensation decisions regarding the other executive officers are made at the scheduled Compensation Committee meeting.  In the process of reviewing each compensation component, the Company provides the Compensation Committee with internal information showing the relationship between each executive level of compensation within the Company.

Compensation Discussion and Analysis

Compensation Objectives

The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to create value for shareholders, recognize and reward individual contributions to Company performance, and assist the Company in attracting and retaining key executives critical to its long-term success.

In establishing compensation for executive officers, the following are the Compensation Committee’s objectives:

•	Attract and retain executives of superior ability and managerial talent to drive the Company’s success;
•	Align executive compensation with the Company’s corporate strategies, business objectives and the long-term interests of the Company’s shareholders;
•
Motivate our leaders to deliver strong business results and achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas;

•	Differentiate compensation so that it varies based on individual and team performance;
•	Balance rewards for executive roles between short-term results and the long-term strategic decisions needed to ensure sustained success for the Company and its shareholders over time;
•
Enhance executives’ incentive to increase the Company’s stock price and maximize shareholder value, as well as promote retention of key people, by providing a portion of total compensation opportunities for executives in the form of direct ownership in the Company through stock options;

•	Allow executives to share in our financial success; and
•	Reflect a total rewards perspective by balancing fixed and variable pay and cash and equity awards.

The Company’s overall compensation program is structured to achieve these objectives by compensating our executives competitively, and tying their compensation to the Company’s success and their contribution to that success.  The Company believes compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to Company stock performance and other factors that directly and indirectly influence shareholder value.  Accordingly, the Company sets goals designed to link each NEO’s compensation to the Company’s performance and his or her own performance within the Company in achieving corporate priorities.  The Company’s compensation program will change from time to time, as necessary to support corporate objectives and as those objectives change.  The specific principles, components and decisions used in 2007 to set executive compensation are discussed below.

Components of Executive Compensation

The Company’s compensation program is comprised of the following components for NEOs to meet the above objectives:

•	Base salary;
•	Annual cash incentive bonus payments;
•	Discretionary annual stock option grants;
•	401(k) plan, including the Deferred Profit Sharing portion; and
•	Medical, life and disability insurance and other benefits.

Consistent with our performance-based compensation philosophy, and because executive officers are in a position to directly influence the overall performance of the Company, our executive compensation includes a significant incentive-based component.  The Company reserves the largest potential compensation awards for performance- and incentive-based programs for the Company’s senior management team, comprised of the Chief Executive Officer and other officer-vice-presidents.  Those programs include annual and long-term at-risk awards based on the financial performance of the Company.  Those programs largely provide compensation in the form of both cash and equity, to provide incentives to reward both short-term and long-term performance of the Company.  The Compensation Committee allocates total compensation between cash and equity compensation based on benchmarking to the Peer Group, discussed below under the heading “Compensation Benchmarking and Peer Group,” while considering the balance between providing short-term incentives and long-term investment parallel with shareholders, to align the interests of management with shareholders, in light of the officer’s current equity holdings.  The Compensation Committee balances the individual compensation elements for each executive officer individually, and the balance between equity and cash compensation among NEOs, and among other members of the senior management team, is evaluated annually using the above criteria.

To tie compensation to performance, there is no minimum award of compensation required by the performance-based compensation program or the Company’s stock option program.

Determination of Compensation Awards

The Compensation Committee has primary authority to determine and recommend to the Board of Directors for approval, the compensation awards available to the Company’s executive officers.  The Compensation Committee may engage independent consultants to provide comparative information on compensation and benefits as well as to advise the Compensation Committee on compliance issues involving federal and state laws and regulations concerning compensation of executives.  The Compensation Committee is comprised entirely of independent directors.  The Compensation Committee operates under a written charter adopted by our Board which can be found on our website at www.micrel.com.  All decisions relating to the compensation of the CEO are made by the Compensation Committee in executive session, without management present.  In assessing the compensation of the CEO and each of the other NEOs, the Compensation Committee considers the performance of the Company, the executive’s contribution to that performance, comparisons to other executive officers holding similar positions and responsibilities at other companies in the Peer Group, management recommendations and other factors (including tenure and experience, retention concerns, historical compensation).

The Compensation Committee uses several analytic tools when making compensation decisions, which include Company performance reviews, Peer Group compensation data, the recommendations of the CEO and the Vice President of Human Resources, individual performance reviews and internal pay equity.  Consistent with prior years, Peer Group compensation data is compiled by the Human Resources Department and provided to the Compensation Committee.  The Compensation Committee uses the Peer Group data as a factor in its determination of key elements of the compensation programs.  The Compensation Committee also uses senior management staff as needed to gather, prepare, and advise in the use of compensation data.

The Peer Group data provides information to the Compensation Committee with respect to competitive practices and the amounts and nature of compensation paid to executive officers, and provides one of the bases for the Compensation Committee’s analysis of the structure of the Company’s various compensation programs and the appropriate levels of salary, bonus and other awards payable to the Company’s executive officers.  Based upon this analysis, the Company’s executive compensation package consists of a fixed base salary and variable cash and stock-based incentive awards, with a significant portion weighted towards variable components to ensure that total compensation reflects the overall success or failure of the Company and to motivate executive officers to meet appropriate performance measures, thereby maximizing total return to the Company and its shareholders.

In addition to Peer Group data, the Company participates in an industry compensation survey, and subscribes to a service provided by Radford Advisory Services.  Information provided in Radford’s Benchmark and Executive Surveys (the “Benchmark Survey”) is reviewed and compared with Peer Group data. The Benchmark Survey captures base salary, incentive and equity data for full-time, US-based employees, including executives, categorized by job classification.  The Benchmark Survey data is used by the Compensation Committee in conjunction with the Peer Group data to determine appropriate executive compensation packages.

The Compensation Committee also reviews management recommendations and Company and individual performance evaluations in setting executive compensation.  The CEO and Vice President of Human Resources provide recommendations annually to the Compensation Committee regarding the compensation of all executive officers, except with respect to their own respective compensation.  The Vice President of Human Resources provides recommendations regarding the compensation of the CEO and other NEOs, based on the Peer Group data and Benchmark Survey data. Each executive officer in the Company participates in an annual performance review of the CEO to provide input about the CEO’s contributions to the Company’s performance for the period being assessed.  Each NEO other than the CEO, participates in an annual performance review with the CEO to provide and receive input about their contributions to the Company’s success for the period being assessed.  The performance of each NEO other than the CEO is reviewed annually by the CEO and the Compensation Committee.

The Compensation Committee reviews summaries of the major components of the CEO’s and other NEO’s compensation, including annual base salary, bonuses based on corporate and individual performance,  and equity compensation.  These summaries reflect the annual compensation for the NEO (both target and actual), as well as the potential payments under selected performance scenarios. The compensation summaries are prepared by the Human Resources Department and are presented at Compensation Committee meetings by the Vice President of Human Resources.  With regard to the performance scenarios, these summaries demonstrate the amounts of compensation that would be payable under minimum, target and maximum payout scenarios under our cash incentive compensation plan. The overall purpose of this review is to identify elements of actual and potential future compensation of our named executive officers, so that the Compensation Committee may analyze both the individual elements of compensation (including the compensation mix) as well as the aggregate total amount of actual projected compensation.  The Compensation Committee bases its analysis on the Peer Group data and compensation summary information provided by the Vice President of Human Resources in consideration of the management team’s compensation and internal pay equity.

Compensation Benchmarking and Peer Group

       One of the tools we use in determining compensation for our NEOs is a comparison of the compensation of our CEO and the other named executive officers relative to the compensation paid to similarly-situated executives at companies that we consider to be in our peer group of semiconductor companies.  This approach ensures that our cost structures will allow us to remain competitive in our markets.  An important component of setting and structuring compensation for the Company’s executive officers is reviewing the compensation packages offered by the leading semiconductor companies in order for the Company to offer competitive compensation within that group of companies.  Each year we survey the compensation practices of a peer group of companies in the United States, as well as other countries in which we have significant employee populations, to assess our competitiveness.  In determining the level of compensation provided to our executive officers, the Company evaluates the financial performance of those companies, in addition to evaluating the Company’s performance, to gauge the Company’s comparative performance within its peer group.   We review each element of compensation within the peer group, including base salary, target annual cash incentives, and long-term equity incentives.  That peer group consists of ten to twelve leading semiconductor companies, including Micrel.  We believe that the Peer Group is representative of the sector in which we operate, and the group was chosen because of each of the companies’ relative leadership position in our sector, their relative size as measured by sales volume, and the relative complexity of the business and the role and responsibilities of the Company’s NEOs.  In 2007, this “Peer Group” of companies included Advanced Analogic Technologies, Incorporated; Applied Micro Circuits Corporation; Exar Corporation; Intersil Corporation; Linear Technology Corporation; Maxim Integrated Products, Incorporated; Microsemi Corporation; Monolithic Power Systems, Incorporated; Power Integrations, Incorporated; Semtech Corporation; and Supertex, Incorporated.

    For 2007, we targeted the aggregate value of our total compensation at approximately the median level for the Peer Group for most executive officer positions.  The Compensation Committee believes that our overall pay positioning will allow us to attract and retain the appropriate level of executive talent, while appropriately rewarding high performance through performance objectives.  The actual target compensation for each individual executive may be higher or lower than the targeted market position based on such factors as individual skills, experience, contribution and performance, internal equity, or other factors that the Compensation Committee may take into account that are relevant to the individual executive. In addition, actual compensation results (e.g., amounts earned and paid each year) may be higher or lower than target based on corporate and individual performance.  We strongly believe in retaining the best talent among our senior executive management team.  To retain and motivate these key individuals, the Compensation Committee may determine that it is in the best interests of the Company to negotiate total compensation packages with the Company’s senior executive management that may deviate from the general principle of targeting total compensation at the median level for our Peer Group.  Actual pay for each NEO is determined around this structure, driven by the performance of the executive over time, as well as the annual performance of the Company.  Equity grant guidelines are then set by job level, using Peer Group data and current guidelines to determine the appropriate annual grant levels for the upcoming year.  Using this methodology, for 2007, the compensation for our NEOs was at approximately the 50th percentile of our Peer Group.

The Company’s approach to benchmarking is two-fold.  First, in setting annual cash compensation, the Company aims to provide market compensation that approximates the median annual cash compensation of executive officers performing similar job functions at companies in the Peer Group.  To determine that level of compensation, the Company annually reviews salary surveys of the Peer Group and actual salary amounts provided in Peer Group proxy statements.  Our annual review indicates that we are providing to our NEOs annual cash compensation at or below the median of the Peer Group.  The Company believes that its design of base and incentive annual cash compensation provides market-competitive annual cash compensation to the Company’s NEOs.  Second, equity grant guidelines are set by job level, using current Company guidelines, Peer Group data, and internal equity compensation comparisons to determine the appropriate annual grant level for each NEO for the upcoming year.  For 2007, as with total compensation, we targeted the aggregate value of our equity incentive compensation at approximately the median level of our Peer Group for our NEOs.

Internal Pay Equity

Our core compensation approach is to pay our executive officers competitive levels of compensation that best reflect their individual responsibilities and contributions to the Company, while providing incentives to achieve our business and financial objectives.  While comparisons to compensation levels at companies in our Peer Group are helpful in assessing the overall competitiveness of our compensation program, we believe that our executive compensation program also must be internally consistent and equitable in order for the Company to achieve our corporate objectives as outlined at the beginning of this Compensation Discussion and Analysis.

In implementing this philosophy, the Compensation Committee analyzed the relationship between our CEO’s total compensation and the total compensation of the other executive officers of the Company.  For this purpose, total compensation includes base salary, bonus payouts and the value of equity awards.

The Compensation Committee evaluated the mix of the individual elements of compensation paid to the CEO and the other executive officers as well as the changes in the overall composition of the management team and the overall accountabilities of the individual executive officers and the CEO.  The Compensation Committee also analyzed the change in the responsibilities of each member of the management team over the measurement period, calendar year 2007.  In addition, the Compensation Committee also considered the internal pay equity between the other executive officers in relation to the next lower tier of management, in order to maintain compensation levels that are consistent with the individual contributions and responsibilities of those executive officers.  Based on this analysis, the Compensation Committee determined that compensation in 2007 reflected an appropriate target differential for executive compensation, given the different accountabilities for the CEO and the other named executive officers and no changes were necessary to maintain consistency with our internal pay equity policy.

Base Compensation

The Company provides its NEOs with a base salary that is structured around the median of the Peer Group.  Base salaries provide consistent cash flow to employees assuming sufficient levels of performance and continued employment.  Salaries for the Company’s NEOs and other executive officers are determined primarily on the basis of the executive officer’s responsibility, Company budgets, general salary practices of companies within the Peer Group, the officer’s individual performance and experience, internal pay equity and retention concerns.  The base salaries are reviewed annually and may be adjusted by the Compensation Committee in accordance with certain criteria which include (i) individual performance, (ii) the functions performed by the executive officer, (iii) the scope of the executive officer’s ongoing duties, (iv) general changes in base salary by companies in the Peer Group, and (v) the Company’s financial performance generally.  In 2007, all executive officers received a pay increase, in line with merit increase targets approved by the Compensation Committee for all employees for 2007.  The 2007 target salary increase for executive officers was 4.5%, compared with a target of 4.65% for non-executive exempt and salaried non-exempt employees.  The CEO received a pay increase of 3.88%.  The other executive officers received increases ranging from 4.0% to 5.2%.  No formulaic base salary increases are provided to the NEOs.

Performance-Based Compensation

Annual Incentive Program

The Company structures its compensation programs to reward executive officers based on the Company’s performance and the individual executive’s contribution to that performance, as well as align executive officer compensation with the achievement of strategic initiatives in the short-term. Executive officers are eligible to receive bonus compensation in the event certain specified corporate performance measures are achieved.  In determining the performance-based compensation awarded to each executive officer, the Company evaluates the Company’s and executive’s performance in a number of areas.

Compensation pursuant to the annual incentive program is made in the form of cash.  The general criteria for evaluating the performance of the Company and executive officers are the Company’s financial performance as measured by earnings per share and individual performance metrics such as progress in research and development, increase in manufacturing productivity, or significant improvement in product quality, legal or financial matters, measured on an annual basis.  Performance criteria are evaluated against objectives set prior to the commencement of the applicable bonus measurement period.

The amounts payable under the Company’s annual performance-based program for executive officers in 2007 were determined initially based upon the Company’s actual performance measured against the following performance criterion:

Corporate Performance Criterion	Relative Weight	Threshold Performance Level	100% Target Performance Level	Maximum Payment Performance Level
Annual Earnings per Common Share (“EPS”)(1)	100%	$0.50	$0.65	$1.025

 (1) Non-GAAP EPS results, which exclude the impact of revenue and cost of revenues related to intellectual property settlements, equity-based compensation, certain third party legal expenses associated with litigation settlements, other unusual operating income and expense items, restructuring charges and related tax effects.

The threshold level of $0.50 annual earnings per common share is intended to set a level of corporate performance below which no executive bonus payments would be made.  The non-GAAP EPS achieved by the Company for the previous three years - 2004, 2005 and 2006 - was $0.36, $0.36, and $0.55, respectively.  Thus, the Compensation Committee considers $0.50 annual EPS to be a substantial threshold for executive bonus payments, requiring substantial effort and commitment by the executive in order to attain any annual bonus payment.  In the event the threshold performance level is exceeded but the target level is not achieved, the executive officers will earn a proportional award.  In the event the financial performance of the Company exceeded the earnings per share targets shown in the Performance Criterion table above, the NEOs and other executive officers were eligible to earn cash bonuses of up to 2.5 times their respective target amounts.    Incentive amounts to be paid under the performance-based programs may be adjusted by the Compensation Committee to account for unusual events such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Compensation Committee does not consider the effect of such events indicative of Company performance.  Payments under each of the programs are contingent upon continued employment, though pro rata bonus payments may be paid in the event of death or disability based on actual performance at the date relative to the targeted performance measures for each program.

In February 2007, the Compensation Committee and the Board established total bonus pool target amounts based on the Company’s achievement of non-GAAP earnings per share across a range of possible outcomes. The Compensation Committee and the Board also established profiles and payout targets for the individual Executive, Discretionary Exempt and Profit Sharing pools within the overall bonus pool target amounts.

Under the cash incentive bonus program in 2007, based upon the performance criteria set forth above, the Company’s executive officers were eligible to earn up to an aggregate of $4,302,000, with the Chief Executive Officer eligible to earn a target bonus amount of $400,000 and each of the other NEOs eligible to earn a target bonus amount of $100,000.  The Compensation Committee set the target bonus amount for the Chief Executive Officer higher than other NEO’s based on the CEO’s contribution to the Company and relative amounts of executive bonuses at the Peer Group companies.

Based on the Company’s achievement of non-GAAP earnings per share of $0.59 for 2007 (which exclude the impact of revenue and cost of revenues related to intellectual property settlements, equity-based compensation, certain third party legal expenses associated with litigation settlements, other unusual operating income and expense items, restructuring charges and related tax effects), the Compensation Committee subsequently established, and the Board approved, a target bonus payout for the CEO and executive officers of 72% which was above the minimum threshold for payout, but less than 100% of the pre-determined target.  The bonus payouts for executives other than the CEO were based on the targets described in the performance criterion table set forth above, with some discretion exercised by the CEO in recommending modifications to certain individual payouts.  Actual bonus payouts ranged from 25% below target to 23% above target, based on individual performances during the bonus period (2007.)

The Compensation Committee believes that the payment of the annual incentive bonus in cash provides incentives necessary to retain executive officers and reward them for short-term company performance.  The incentive bonus paid to the CEO and each NEO are set forth in the Summary Compensation Table below.

Discretionary Long-Term Equity Incentive Awards

Long-term incentives are the most significant element of total executive officer compensation.  Performance-based components of compensation comprise much of this element, consistent with our philosophy of driving performance and thereby aligning the interests of executives with other shareholders.  These incentives are designed to motivate executive officers to improve financial performance and shareholder value.  The Company’s executive officers, along with a significant portion of the Company’s employees, are eligible to receive awards of stock options as part of the Company’s annual equity award program, under the Company’s 2003 Incentive Award Plan (the “2003 Plan”).  The Company’s 2003 Plan, which is administered by the Compensation Committee, also allows for other incentive and performance-based awards such as restrictive stock unit grants, stock appreciation rights, dividend equivalents, stock payments and deferred stock.  In October 2007, the Compensation Committee approved a program to implement the granting of restricted stock units to any eligible employee who chooses to receive such an award in lieu of a stock option grant.

Grants of options to purchase shares of our common stock represent the high-risk and potential high-return component of our total long-term incentive program, as the realizable value of each option can fall to zero if the stock price is lower than the exercise price established on the date of grant.  Guidelines for the number of stock options and other performance-based equity awards, if any, granted to each executive officer are determined using a procedure approved by the Compensation Committee with reference to the Peer Group data and based upon other considerations, including the executive officer’s salary grade, performance and the value of the stock option at the time of grant.  In addition to the annual stock option grant that an executive officer is eligible to receive, the Compensation Committee, in its sole discretion, may approve additional grants from time to time, to reflect, for example, a significant change in job responsibility or in recognition of a significant achievement, or reconsideration of Peer Group data.

Stock option grants to executive officers are approved by the Compensation Committee at a meeting in February or March of each year.  The Vice President of Human Resources presents to the Compensation Committee Peer Group data regarding stock option awards.  Based on such data, and the Compensation Committee’s assessment of the annual performance of the Company and individual executive officers, internal pay equity considerations and recommendations by the CEO and the Vice President of Human Resources, the Compensation Committee determines the amount of any award of stock options to executive officers.  Except for grants made to the CEO, the exercise price of any options awarded is set at the “fair market value” of the option on the grant date.  The fair market value of an option as of a given date will be equal to the closing price of a share of the Company’s common stock on the NASDAQ Stock Market, on such given date, or if shares were not traded on such given date, then on the next preceding date on which a trade occurred.  Because the exercise price of these options is equal to the fair market value of our common stock on the date of grant, these stock options will deliver a reward only if the stock price appreciates from the price on the date the stock options were granted.  This design is intended to focus the executive officers on the long-term enhancement of shareholder value.  Because of the CEO’s ownership of greater than ten percent of the total combined voting power of the Company’s common stock, the exercise price of options granted to the CEO under the stock plans is 110% of the fair market value of the underlying stock on the date of grant, in accordance with the Company’s 2003 Incentive Award Plan.

Stock option awards approved by the Compensation Committee are awarded with a grant date that is the date of the Compensation Committee meeting on which the option awards are determined and approved.

Stock options granted under the Company’s stock plans generally have a five-year vesting schedule, with vesting occurring on the anniversary of the grant date, in order to provide an incentive for continued employment.  Stock options generally expire ten years from the date of the grant.  This provides a reasonable time frame in which to align the executive officer with the price appreciation of the Company’s stock.

In 2007, the NEOs and other executive officers were eligible for, and received, individual stock option awards under the Company’s 2003 Incentive Award Plan.  The stock options awards in 2007 for NEOs are set forth in column (j) of the Grants of Plan-Based Awards table below.

Other Elements of Compensation and Perquisites

Medical Insurance.  The Company provides to each NEO, the NEO’s spouse and dependents such health, dental and optical insurance as the Company may from time to time make available to its other executive officers and all full-time, regular employees.

Life and Disability Insurance.  The Company provides each NEO such disability and/or life insurance as the Company in its sole discretion may from time to time make available to its other executive employees of the same level of employment.   The premiums paid for term life insurance for each NEO are set forth in Column (i) of the Summary Compensation Table.

Automobile Allowance.  The Company provides the CEO with an automobile allowance of $14,583 per year during the term of the CEO’s employment with the Company.

Policies with Respect to Equity Compensation Awards

The Company evaluates the potential allocation of equity awards among stock option grants, restricted stock grants, stock appreciation rights, and the various other forms of equity and incentive compensation available under the Company’s 2003 Incentive Award Plan by reference to the Peer Group discussed above.  The Company grants or vests all equity incentive awards based on the fair market value as of the date of grant.  The Company does not have a policy of granting equity-based awards at other than the fair market value, except for stock options granted to the CEO, for which the exercise price is 110% of the fair market value of the underlying stock on the date of grant, due to the CEO’s ownership of greater than ten percent of the total combined voting power of the Company’s common stock.  The exercise price for stock option grants and similar awards is determined by looking at the fair market value of the last quoted price per share on the NASDAQ Stock Market on the date of grant.

Stock option awards to the CEO and other executive officers are generally made under the compensation program discussed above at a meeting of the Compensation Committee early in the calendar year, with the effective date for such grant occurring on the date of such meeting.  The Company may also grant an equity incentive award at the discretion of the Compensation Committee or the Board in connection with the hiring of an executive officer.  Notwithstanding the foregoing, the Company will not make grants of equity-based compensation while in possession of material non-public information, or otherwise in violation of the Company’s Worldwide Standards of Business Conduct.

Policy Regarding Deductibility of Compensation.

The Company is required to disclose its policy regarding qualifying executive compensation for deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to the executive officers of a publicly-held corporation, which is not performance-based compensation, is limited to no more than $1 million per year per officer.  It is not expected that the compensation to be paid to the Company’s executive officers for the fiscal year ended December 31, 2008 will exceed the $1 million limit per officer.  Overall, the Compensation Committee seeks to balance its objective of ensuring an effective compensation package for the named executive officers with the need to maximize the immediate deductibility of compensation, while enduring an appropriate (and transparent) impact on reported earnings and other closely followed financial measures.  As a result, the Compensation Committee has designed much of the total compensation packages for the named executive officers to qualify for the exemption of “performance-based” compensation from the deductibility limit.  However, the Compensation Committee does have the discretion to design and use compensation elements that may be not deducible within Section 162(m), if the Committee considers the tax consequences and determines that nevertheless those elements are in our best interests.  Option grants under the 2003 Incentive Award Plan are intended to qualify as performance-based compensation not subject to the $1 million limitation.

********************************

The Compensation Committee has reviewed all components of each NEO’s and executive officer’s compensation, including base salary, performance-based cash compensation, and long-term equity incentive compensation and utilized the Peer Group data to perform competitive peer compensation analysis.  Based on this review, the Compensation Committee determined that the NEOs’ and all other executive officers’ compensation is consistent with the Company’s Peer Group and is consistent with the Company’s financial performance and the individual performances of each NEO and executive officer.  The Compensation Committee believes that the NEOs’ and all other executive officers’ total compensation in the aggregate is reasonable, competitive, and not excessive.  The Compensation Committee specifically considered that the Company does not maintain any employment contracts, change of control agreements or deferred compensation plans with its executive officers and, except as stated otherwise herein for the Chief Executive Officer, does not provide perquisites to such individuals.

SUMMARY COMPENSATION TABLE 2007 and 2006

    The following table sets forth the total annual compensation earned for the years ended December 31, 2007 and 2006 by each of the Company’s Named Executive Officers:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raymond D. Zinn, President, Chief Executive Officer and Chairman of the Board	2007 2006	359,658 333,273	− −	− −	496,808 467,035	272,312 159,185	− −	18,560 19,547	1,147,338 979,040
Richard D. Crowley, Jr., Vice President, Finance and Chief Financial Officer	2007 2006	230,968 219,065	− −	− −	229,733 275,162	88,889 54,700	− −	4,487 5,475	554,077 554,402
James G. Gandenberger, Vice President, Worldwide Operations	2007 2006	229,658 217,952	− −	− −	189,057 253,155	88,889 49,555	− −	4,310 5,298	511,914 525,960
Scott Ward, Vice President, Analog Business Unit	2007 2006	222,089 211,460	− −	− −	190,100 250,163	70,926 48,555	− −	4,487 5,475	487,602 515,653
J. Vincent Tortolano, Vice President, General Counsel and Secretary	2007 -	202,712 -	− −	− −	155,537 -	83,171 -	− −	4,931 -	446,351 -

(1) Employee contributions to defined contribution plans are included in salary amounts because such contributions are deferred at the election of the NEO.

(2)  Amounts shown do not reflect compensation actually received by the NEO. Instead, the dollar value of these awards is the compensation cost recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 and 2006 in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” (SFAS 123R), but excluding any estimate of future forfeitures and reflecting the effect of any actual forfeitures. These compensation costs reflect equity awards granted in 2001 through 2007. See Note 7 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 regarding the assumptions underlying the valuation of equity awards.

(3)  The amounts indicated in this column represent cash incentive bonuses earned by each executive officer based on the Company’s performance and each executive officer’s performance relative to specific individual criteria.  All bonuses for a particular year reflect amounts earned in that year whether or not paid in that or the following year.  The 2007 annual incentive program is discussed in further detail under the heading “Performance-Based Compensation.”

(4)  Represents automobile allowances for Mr. Zinn of $14,583 for 2007 and 2006, contributions by the Company to the Company’s defined contribution plan for each named executive in the amount of $3,977 in 2007 and $4,964 in 2006 and term life insurance premiums paid for Messrs. Crowley, Gandenberger, Ward and Tortolano.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL YEAR 2007

    The following table provides certain information with respect to the grant of plan-based awards to each of the Named Executive Officers during the fiscal year ended December 31, 2007.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Raymond D. Zinn	2/23/07	0	400,000	1,000,000					112,500	13.26	836,089
Richard D. Crowley, Jr.	2/23/07	0	100,000	250,000					31,500	12.05	212,902
James G. Gandenberger	2/23/07 11/29/07	0	100,000	250,000					23,000 55,000	12.05 8.65	155,452 207,555
Scott Ward	2/23/07 11/29/07	0	100,000	250,000					18,000 50,000	12.05 8.65	121,658 207,555
J. Vincent Tortolano	2/23/07	0	100,000	250,000					22,500	12.05	152,073

(1)  The amounts shown in column (c) reflect estimated payouts of bonus compensation at threshold levels of non-GAAP earnings per share.  The amount shown in column (e) is 250% of target incentive compensation, which is the estimated maximum amount that could be earned under our 2007 cash incentive bonus program.  These amounts are the same as the individual’s 2007 target incentive compensation

(2)  The exercise price for all stock option grants is the fair market value of our common stock on the date of grant, with the exception of grants to Mr. Zinn which exercise price is equal to 110% of the fair market value of our common stock on the date of grant.

(3)  Calculated in accordance with SFAS 123(R). For a discussion of the assumptions made in the valuation, please see Note 7 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

    The following table shows grants of stock options outstanding on December 31, 2007, the last day of our fiscal year, to each of our named executive officers.  None of our NEOs had grants of unvested stock awards outstanding on December 31, 2007.  .
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Raymond D. Zinn	500,000 2,476 75,000 32,000 16,000 --	-- 619 (2) 50,000 (3) 48,000 (4) 64,000 (5) 112,500 (6)	-- -- -- -- -- --	13.30 12.71 16.39 10.76 16.21 13.25	2/22/09 5/27/13 3/11/14 3/9/15 3/2/16 2/23/17
Richard D. Crowley, Jr.	490,000 1,433 24,000 18,000 30,000 10,000 7,000 --	-- 359 (2) 6,000 (7) 12,000 (3) 20,000 (8) 15,000 (4) 28,000 (5) 31,500 (6)	-- -- -- -- -- -- -- --	20.44 10.50 13.09 13.55 10.10 9.78 14.74 12.05	9/24/09 5/27/13 8/27/13 3/11/14 10/25/14 3/9/15 3/2/16 2/23/17
James G. Gandenberger	25,000 6,000 84,185 12,000 8,000 16,000 4,000 -- --	-- -- 318 (9) 8,000 (3) 12,000 (4) 24,000 (10) 16,000 (5) 23,000 (6) 50,000 (11)	-- -- -- -- -- -- -- -- --	18.15 22.86 10.72 13.55 9.78 11.43 14.74 12.05 8.65	10/2/11 3/14/12 6/13/13 3/11/14 3/9/15 9/26/15 3/2/16 2/23/17 11/29/17
Scott Ward	400,000 1,379 16,000 12,000 8,000 16,000 4,000 -- --	-- 345 (2) 4,000 (7) 8,000 (3) 12,000 (4) 24,000 (10) 16,000 (5) 18,000 (6) 50,000 (11)	-- -- -- -- -- -- -- -- --	19.13 10.50 13.09 13.55 9.78 11.43 14.74 12.05 8.65	8/23/09 5/27/13 8/28/13 3/11/14 3/9/15 9/26/15 3/2/16 2/23/17 11/29/17
J. Vincent Tortolano	25,000 70,604 30,000 10,000 5,000 --	-- 334 (9) 20,000 (3) 15,000 (4) 20,000 (5) 22,500 (6)	-- -- -- -- -- --	22.86 10.72 13.55 9.78 14.74 12.05	3/14/12 6/13/13 3/11/14 3/9/15 3/2/16 2/23/17

(1) Unless otherwise noted, these options vest over five years in equal installments on the anniversary date of the grant.
(2) 100% of options vest on May 27, 2008.
(3) 50% of options vested on March 11, 2008 and the remaining options vest on March 11, 2009.
(4) 33% of options vested on March 9, 2008 and the remaining options vest as to 33% of the total number of shares subject to the option on each of March 9, 2009 and 2010.
(5) 25% of options vested on March 2, 2008 and the remaining options vest as to 25% of the total number of shares subject to the option on each o f March 2, 2009, 2010 and 2011.
(6) 20% of options vested on February 23, 2008 and the remaining options vest as to 20% of the total number of shares subject to the option on each of February 23, 2009, 2010, 2011 and 2012.
(7) 100% of options vest on August 28, 2008.
(8) 50% of options vest on each of October 25, 2008 and 2009.
(9) 100% of options vest on June 13, 2008.
(10) 33% of options vest on each of September 26, 2008, 2009 and 2010.
(11) 20% of the options vest on each of November 29, 2008, 2009, 2010, 2011 and 2012

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR 2007

In 2007, no option awards were exercised by any of our NEOs, and no NEO held stock awards.

Pension Plan; Deferred Compensation

The Company has no pension plan.  The Company does not have a deferred compensation program.  Neither the Company nor any executive officer made any contributions to, or received any earnings from, a deferred compensation program in 2007.

Employment Agreements, Change of Control, Severance, Tax Provisions

None of the NEOs, or any other employee, has an employment agreement with the Company.  The Company has no change-of-control, severance or tax provisions that are not applicable to all employees on a non-discriminatory basis.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2007

    The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael J. Callahan	10,000	--	53,049	--	--	--	63,049
David W. Conrath	7,500	--	47,010	--	--	--	54,510
Neil J. Miotto	8,750	--	21,479	--	--	--	30,229
Frank W. Schneider	5,000	--	14,160	--	--	--	19,160
Donald H. Livingstone (3)	3,750	--	--	--	--	--	3,750

(1) Represents cash payments for annual retainer, meeting and committee fees.

(2)  Represents the dollar amount associated with the named director's option grants that is recognized as compensation for financial statement reporting purposes with respect to the fiscal year 2007 in accordance with SFAS 123(R). For a discussion of the assumptions made in the valuation, please see Note 7 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Includes 2007 compensation expense associated with stock options granted in 2002 through 2007.  The full grant date fair value of options granted in 2007 computed in accordance with SFAS 123(R), totaled $62,161 for Mr. Callahan and Mr. Conrath, $98,438 for Mr. Miotto, $93,242 for Mr. Schneider and $0 for Mr. Livingstone.  At December 31, 2007, the aggregate number of options held by each director is as follows: Mr. Callahan, 35,000 shares; Mr. Conrath, 35,000 shares; Mr. Miotto, 15,000 shares; Mr. Schneider 15,000 shares; and Mr. Livingstone, zero (0) shares.

(3) Mr. Livingstone retired from the Board of Directors on May 24, 2007.

Non-employee directors of the Company receive $1,250 compensation for each meeting of the Board of Directors attended and $1,250 for each committee meeting not held in conjunction with a Board meeting.

In May 2006, the Compensation Committee and the Board approved an annual retainer of $5,000 to be paid to each non-employee director, commencing with the 2006-2007 Board year.  The $5,000 annual retainer for 2007 was paid to each non-employee director in quarterly installments, commencing on the date of the Annual Meeting of Shareholders in May 2007.

The Company’s 2003 Incentive Award Plan, as amended, provides for annual automatic grants of nonqualified stock options to continuing non-employee directors.  In accordance with the 2003 Plan, new Board members receive an initial option grant to purchase 15,000 shares of the Company’s Common Stock upon commencement of Board service.  Furthermore, on the date of each annual shareholders’ meeting, each individual who is at the time continuing to serve as a non-employee director will automatically be granted an option to purchase 10,000 shares of the Company’s Common Stock.  All options granted to non-employee directors will have an exercise price equal to 100% of the fair market value, defined as the closing price of a share of the Company’s Common Stock on the NASDAQ Stock Market on the date of grant, and become exercisable at the rate of 25% per year.

Compensation Committee Interlocks and Insider Participation

There are and were no interlocking relationships between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such relationship existed in the past.

COMPENSATION COMMITTEE REPORT

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings,  in whole or in part, the following Compensation Committee Report shall not be incorporated by reference into any such filings, nor shall it be deemed to be soliciting material or deemed filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended.

The undersigned members of the Compensation Committee have thoroughly reviewed the foregoing Compensation Discussion and Analysis (CD&A) and have discussed it with management.  Following its review of the CD&A and discussion with management, the Compensation Committee recommended to management that the CD&A be included in the Company’s annual report and proxy statement.

COMPENSATION COMMITTEE

Frank Schneider, Chairman
Michael Callahan

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s common stock as of April 3, 2008 (except as otherwise noted), by (i) each shareholder known to the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each of the Company’s directors and nominees for directors, (iii) the Chief Executive Officer, the Chief Financial Officer, and each of the three other most highly compensated officers (collectively, the “Named Executive Officers” or “NEOs”) and (iv) all executive officers and directors of the Company as a group.  Unless otherwise indicated below, the address for each beneficial owner listed is c/o Micrel, Incorporated, 2180 Fortune Drive, San Jose, California 95131.

	Number of Shares Beneficially Owned(1)
Name	Number	Percent
Raymond D. Zinn (3)	11,893,542	16.5
Warren H. Muller (2) 427 Richlee Drive Campbell, CA 95008	10,120,321	14.2
Obrem Capital Management (4) 733 3rd Avenue, 11th Floor New York, NY 10017	10,735,690	15.0
Wasatch Advisors, Inc. (5) 150 Social Hall Avenue Salt Lake City, UT 84111	4,683,000	6.6
Richard D. Crowley (6)	612,942	*
J. Vincent Tortolano (7)	172,427
James G. Gandenberger (8)	180,573	*
Scott Ward (9)	481,542	*
David W. Conrath (10)	19,750	*
Michael J Callahan (11)	15,000	*
Neil J. Miotto (12)	8,750	*
Frank W. Schneider (13)	5,750	*
All executive officers and directors as a group (14)	14,691,718	19.7
____________________
*Less than 1%

(1)  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 3, 2008 are deemed outstanding.  Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person.  Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2) Based on a Form 4 filed October 16, 2007.
(3) Includes 705,595 shares subject to stock options exercisable within 60 days of April 3, 2008.
(4) Based on a Schedule 13D/A filed on April 10, 2008.
(5) Based on a Schedule 13G filed February 14, 2008.
(6) Includes 605,092 shares subject to stock options exercisable within 60 days of April 3, 2008.
(7) Includes 165,104 shares subject to stock options exercisable within 60 days of April 3, 2008.
(8) Includes 171,785 shares subject to stock options exercisable within 60 days of April 3, 2008.
(9) Includes 473,324 shares subject to stock options exercisable within 60 days of April 3, 2008.
(10) Includes 18,750 shares subject to stock options exercisable within 60 days of April 3, 2008.
(11) Includes 15,000 shares subject to stock options exercisable within 60 days of April 3, 2008.
(12) Includes 3,750 shares subject to stock options exercisable within 60 days of April 3, 2008.
(13) Includes 3,750 shares subject to stock options exercisable within 60 days of April 3, 2008.
(14) Includes 3,334,609 shares subject to stock options exercisable within 60 days of April 3, 2008.

The following table sets forth information as of December 31, 2007 for all of our current equity compensation plans, including our 1989 Stock Option Plan, our 1994 Stock Option Plan, our 2000 Non-Qualified Stock Incentive Plan (“2000 Plan”), and our 2003 Incentive Award Plan (the “2003 Plan”).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	11,934,534 (1)	$12.95	4,361,950 (2)
Equity Compensation Plans Not Approved by Security Holders	78,510 (3)	$16.32	118,922 (4)
Total	12,013,044	$12.97	4,480,872
__________

(1)  Includes (i) 7,485,735 shares of common stock issuable upon the exercise of options granted under the 2003 Plan, of which 3,169,129 shares were exercisable as of December 31, 2007 (ii) 4,429,599 shares of common stock issuable upon the exercise of options granted under the 1994 Plan, of which 4,378,570 shares were exercisable as of December 31, 2007, and (iii) 19,200 shares of common stock issuable upon the exercise of options granted under our 1989 Stock Option Plan, all of which were exercisable as of December 31, 2007.

(2) Represents 2,404,348 remaining shares of common stock available for issuance under the 2003 Plan and 1,957,602 remaining shares available for issuance under the 2006 Employee Stock Purchase Plan.
(3) Represents shares of common stock issuable upon the exercise of options granted under the 2000 Plan, of which 72,050 shares were exercisable as of December 31, 2007.
(4) Represents the remaining shares of common stock available for issuance under the 2000 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Our Board of Directors monitors and reviews issues involving potential conflicts of interest and related party transactions. In doing so, the Board of Directors applies the Company’s code of conduct, the “Worldwide Standards of Business Conduct,” which provides that directors, officers and all other employees are expected to avoid any activity or interest that conflicts with, appears to conflict with, or is inconsistent with or opposed to the best interests of the Company.  All employees acknowledge their adherence to the Standards of Business Conduct, and Directors and officers acknowledge their adherence annually.  Any possible conflict of interest involving any officer or Director must be reported to the CEO and the Board.  Furthermore, management is required to report to the Audit Committee on all related party transactions.  In accordance with its Charter, the Audit Committee must review all related party transactions on an ongoing basis and all such transactions must be approved by the Audit Committee.  During 2007, no related person (as defined in Instruction to Item 404(a) of Regulation S-K) had any relationships nor did it engage in any transactions as defined by Item 404 of Regulation S-K.

Director Independence

The NASDAQ Stock Market rules require a majority of the Company’s Board of Directors to be independent of the Company and its management.  The Board has a responsibility to make an affirmative determination that such directors are independent through the application of National Association of Securities Dealers (“NASD”) Marketplace Rule 4200 (definition of “independent director”).  Our Board has affirmatively determined that all of its members and nominees are independent under these rules, except for Mr. Zinn, who is an employee of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP (“PwC”) was the Company’s independent registered public accounting firm (“IRPAF”) for the year ended December 31, 2007. The information below represents the aggregate fees billed by PricewaterhouseCoopers LLP for audit services rendered in connection with the consolidated financial statements and reports for the year ended December 31, 2007 and for other services rendered during fiscal year 2007 on behalf of Micrel, as well as all out-of-pocket costs incurred in connection with these services, which have been billed to Micrel.

	2007	2006
Integrated Audit Fees (1)	$ 888,700	$ 800,000
Audit Related Fees (2)	–	–
Tax Fees (3)	112,300	81,300
All Other Fees (4)	–	–
Total Fees	$1,001,000	$ 881,300

(1) Integrated Audit Fees.  The aggregate fees billed for professional services rendered for the integrated audit of our annual financial statements and the effectiveness of our internal control over financial reporting for the fiscal years ending December 31, 2007 and December 31, 2006, and the reviews of the financial statements included in our Forms 10-Q, or services that are normally provided by the IRPAF in connection with statutory and regulatory filings or engagements.

(2) Audit Related Fees. These are fees paid for assurance and related services reasonably related to the performance of the audit and review of our consolidated financial statements that are not reported under “Integrated Audit Fees.”

(3) Tax Fees.  The aggregate fees billed in the years ending December 31, 2007 and December 31, 2006 for professional services rendered by the IRPAF for tax compliance, preparation of tax filings, assistance with tax audits and tax planning and advice.

 (4) All Other Fees.  No fees were billed for services rendered by the Company’s IRPAF, other than described above, for the fiscal years ending December 31, 2007 and December 31, 2006.

All audit related services, tax services and other services were pre-approved by our Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  The Audit Committee’s pre-approval policy provides for the pre-approval of audit, audit-related and tax services specifically described by the committee on an annual basis, and unless a type of service is pre-approved under the policy, it will require separate pre-approval by the committee if it is to be provided by the IRPAF.  The policy authorizes the committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits

Exhibit Number	Description
3.3
Amended and Restated Bylaws of the Registrant, as amended by the Certificate of Amendment to the Bylaws of Micrel, Incorporated, dated April 2, 2008 and the Certificate of Amendment to the Bylaws of Micrel, Incorporate, dated April 22, 2008(1)

31	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to exhibit 3.3 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006, exhibit 3.1 filed with the Company’s report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2008 and exhibit 3.1 filed with the Company’s report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICREL, INCORPORATED

Date: April 29, 2008                                                                      By   /S/ Raymond D. Zinn
Raymond D. Zinn
President and Chief Executive Officer

Exhibit 31
Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Raymond D. Zinn, certify that:

1.           I have reviewed this annual report on Form 10-K/A of Micrel, Incorporated;

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

Date: April 29, 2008	/S/ Raymond D. Zinn Raymond D. Zinn President, Chief Executive Officer and Director (Principal Executive Officer)

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard D. Crowley, certify that:

1.           I have reviewed this annual report on Form 10-K/A of Micrel, Incorporated;

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

Date: April 29, 2008	/S/ Richard D. Crowley Richard D. Crowley Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32

Certifications of

Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act Of 2002

In connection with the Annual Report of Micrel, Incorporated (the “Company”) on Form 10-K/A for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond D. Zinn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2.           That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 29, 2008	/S/ Raymond D. Zinn Raymond D. Zinn President, Chief Executive Officer and Director (Principal Executive Officer)

In connection with the Annual Report of Micrel, Incorporated (the “Company”) on Form 10-K/A for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard D. Crowley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2.           That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 29, 2008	/S/ Richard D. Crowley Richard D. Crowley Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)