Form 10-Q
period 2008-03-31
MICREL INC
filed 2008-05-09
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

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

As of May 5, 2008 there were 71,144,250 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,562	$80,977
Short term investments	3,957	10,150
Accounts receivable, net	33,689	29,614
Inventories	34,869	35,660
Income taxes receivable	235	3,426
Prepaid expenses and other	2,427	3,604
Deferred income taxes	18,960	19,387
Total current assets	168,699	182,818

LONG-TERM INVESTMENTS (Note 4)	14,723	16,552
PROPERTY, PLANT AND EQUIPMENT, NET	81,784	82,585
DEFERRED INCOME TAXES	9,945	9,286
INTANGIBLE ASSETS, NET	2,604	3,026
OTHER ASSETS	427	478
TOTAL	$278,182	$294,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,190	$18,010
Deferred income on shipments to distributors	20,593	20,238
Other current liabilities	9,642	14,097
Total current liabilities	45,425	52,345

LONG-TERM INCOME TAXES PAYABLE	3,442	2,814
OTHER LONG-TERM OBLIGATIONS	325	335

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2008 – 71,393,428 shares; 2007 – 74,001,360 shares	--	--
Accumulated other comprehensive loss	(1,161)	(32)
Retained earnings	230,151	239,283
Total shareholders’ equity	228,990	239,251
TOTAL	$278,182	$294,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

NET REVENUES	$66,052	$63,113
COST OF REVENUES (1)	28,761	26,426
GROSS PROFIT	37,291	36,687
OPERATING EXPENSES:
Research and development (1)	14,126	13,252
Selling, general and administrative (1)	12,256	12,137
Restructuring expense (income)	(842)	44
Total operating expenses	25,540	25,433
INCOME FROM OPERATIONS	11,751	11,254
OTHER INCOME (EXPENSE):
Interest income	1,085	1,501
Interest expense	--	(152)
Litigation settlement and other income, net (Note 12)	11	15,514
Total other income, net	1,096	16,863
INCOME BEFORE INCOME TAXES	12,847	28,117
PROVISION FOR INCOME TAXES	4,458	10,249
NET INCOME	$8,389	$17,868
NET INCOME PER SHARE:
Basic	$0.12	$0.23
Diluted	$0.12	$0.23
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	72,266	77,738
Diluted	72,310	78,750

(1) Share-based compensation expense included in:
Cost of revenues	$233	$302
Research and development	604	479
Selling, general and administrative	652	489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Three Months Ended
	March 31,
	2008	2007
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$8,389	$17,868
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	4,631	4,614
Share-based compensation expense	1,489	1,270
Tax benefit on the exercise of employee stock options	--	378
Excess tax benefits associated with share-based compensation	--	(25)
Gain on disposal of assets	(1)	--
Deferred rent	(10)	(3)
Deferred income taxes provision (benefit)	466	(445)
Changes in operating assets and liabilities:
Accounts receivable	(4,075)	(2,689)
Inventories	849	920
Income taxes receivable	3,191	801
Prepaid expenses and other assets	1,228	(341)
Accounts payable	(2,820)	(1,784)
Income taxes payable	628	9,381
Other current liabilities	(4,455)	(1,893)
Deferred income on shipments to distributors	355	1,552
Net cash provided by operating activities	9,865	29,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(3,407)	(3,331)
Purchases of investments	(3,807)	(1,976)
Proceeds from the sale of investments	10,000	--
Net cash provided by (used in) investing activities	2,786	(5,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	--	(39)
Proceeds from the issuance of common stock	95	2,457
Repurchases of common stock	(16,988)	(8,823)
Payment of cash dividends	(2,173)	--
Excess tax benefits associated with share-based compensation	--	25
Net cash used in financing activities	(19,066)	(6,380)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,415)	17,917
CASH AND CASH EQUIVALENTS - Beginning of period	80,977	92,259
CASH AND CASH EQUIVALENTS - End of period	$74,562	$110,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12	$3
Income taxes	$91	$127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited.  In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2007, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding.  Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.  Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Weighted average common shares outstanding	72,266	77,738
Dilutive effect of stock options outstanding using the treasury stock method	44	1,012
Shares used in computing diluted net income per share	72,310	78,750

For the three months ended March 31, 2008 and 2007, 11.7 million and 6.7 million stock options have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 4 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115”, which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless an event specified in SFAS 159 occurs that results in a new election date. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 as of January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued Statement No. 141(R) (“SFAS 141(R)”), “Business Combinations”, which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

3.	SHARE-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004) ("SFAS 123R"), “Share-Based Payment”. Share-based compensation is measured at the grant date, based on the fair value of the award and is recognized over the employee's requisite service period. For further details regarding the Company's share-based compensation arrangements, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2008	2007
Cost of revenues	$233	$302
Research and development	604	479
Selling, general and administrative	652	489
Pre-tax share-based compensation expense	1,489	1,270
Less income tax effect	(301)	(147)
Net share-based compensation expense	$1,188	$1,123

During the three months ended March 31, 2008 and 2007, the Company granted 931,140 and 694,010 stock options, respectively at weighted average fair values of $3.12 and $6.46 per share, respectively. The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected term (years)	6.3	6.0
Stock volatility	49.0%	52.4%
Risk free interest rates	2.8%	4.6%
Dividends during expected terms	1.3%	none

As of March 31, 2008, there was $17.8 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.9 years. Total share-based compensation capitalized as part of inventory as of March 31, 2008 and December 31, 2007 was $180,000 and $122,000, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	INVESTMENTS

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). Short-term investments as of March 31, 2008 consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of March 31, 2008, consist of senior auction rate notes secured by student loans and are classified as available-for-sale securities.  Per SFAS 115 available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

The Company adopted SFAS 157, “Fair Value Measurements” as of January 1, 2008 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. Under SFAS 157, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value Measurements as of March 31, 2008
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$59,261	$14,888	$	−	$74,149
Short-term available-for-sale securities	3,957	−		−	3,957
Auction rate notes	−	−		14,723	14,723
Total	$63,218	$14,888		$14,723	$92,829

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2008, the Company had $14.7 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the six student loan-backed notes held by the Company have failed as of March 31, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company has classified all auction rate notes as long-term investments as of March 31, 2008. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  For the auction rate notes held by the Company as of March 31, 2008, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.  The auction rate notes in the Company’s portfolio had successful auctions until February 2008 and as such, their fair value would have been measured using level 1 inputs at January 1, 2008.  However, since auctions have failed as of March 31, 2008, for all auction rate notes held by the Company, the auction rate notes have been transferred from Level 1 to Level 3 category as of March 31, 2008.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in auction rate notes as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of March 31, 2008, the Company determined there was a decline in the fair value of its auction rate notes of approximately $1.8 million (recorded net of tax as an unrealized loss in accumulated other comprehensive income), which was deemed temporary as the Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2007	$	−
Total gains or losses (realized/unrealized), before tax:
Included in earnings		−
Included in other comprehensive income		(1,829)
Purchases, issuances, and settlements		−
Transfers in and/or out of Level 3		16,552
Ending balance, March 31, 2008		$14,723

5.	INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2008	2007
Finished goods	$15,042	$14,261
Work in process	18,269	19,439
Raw materials	1,558	1,960
	$34,869	$35,660

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,417	$301	$8,718	$8,349	$369
Patents and trade name	10,318	8,015	2,303	10,318	7,661	2,657
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,491	$17,887	$2,604	$20,491	$17,465	$3,026

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three month periods ended March 31, 2008 and 2007 was $422,000 and $413,000, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2008 was as follows (in thousands):

Year Ending December 31,
2008 (nine months)	$1,266
2009	828
2010	255
2011	255
Thereafter	-
$2,604

7.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Current portion of restructuring expenses (Note 16)	$-	$1,787
Accrued workers compensation and health insurance	1,097	1,121
Accrued compensation	5,886	8,579
Accrued commissions	2,178	1,993
All other current accrued liabilities	481	617
Total other current liabilities	$9,642	$14,097

8.	BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank.  The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company.  The value of all letters of credit outstanding reduces the total line of credit available.  There were no borrowings under the revolving line of credit at March 31, 2008, and there were $525,000 in standby letters of credit outstanding.  The revolving line of credit agreement expires on June 30, 2009.  Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (5.25% at March 31, 2008), or the bank's revolving offshore rate, which approximates LIBOR plus 2% (4.69% at March 31, 2008).  The agreement contains certain restrictive covenants.  The Company was in compliance with all such covenants at March 31, 2008.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2008, no original equipment manufacturer accounted for more than 10% of net revenues and two worldwide distributors, accounted for $9.3 million (14%) and $9.2 million (14%) of net revenues, respectively. During the three months ended March 31, 2007, two worldwide distributors accounted for $12.0 million (19%) and $7.8 million (12%) of net revenues, respectively.

As of March 31, 2008, three worldwide distributors and an Asian-based stocking representative accounted for 19%, 13%, 11% and 10%, respectively, of total accounts receivable. At December 31, 2007, two worldwide distributors and an Asian based stocking representative, accounted for 18%, 10% and 15%, respectively, of total accounts receivable

10.	COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, net of tax, was $7.3 million and $17.9 million for the three months ended March 31, 2008 and 2007, respectively. Comprehensive income for the three months ended March 31, 2008 includes an unrecognized loss on available-for-sale auction rate notes of $1.1 million, net of tax (see Note 4).

11.	SEGMENT REPORTING

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker. The Company has two reportable segments: standard products and other product revenues, which consist primarily of custom and foundry products revenues and revenues from the license of patents. The chief operating decision maker evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Therefore, it is not practical to show profit or loss by reportable segments. Also, the chief operating decision maker does not assign assets to these segments. Consequently, it is not relevant to show assets by reportable segments.

Net Revenues by Segment	Three Months Ended
(dollars in thousands)	March 31,
	2008	2007
Net Revenues:
Standard Products	$61,307	$58,283
Other Products	4,745	4,830
Total net revenues	$66,052	$63,113
As a Percentage of Total Net Revenues:
Standard Products	93%	92%
Other Products	7%	8%
Total net revenues	100%	100%

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	LITIGATION AND OTHER CONTINGENCIES

On December 27, 2002, the Company filed a complaint against TRW, Inc. (“TRW”) entitled Micrel, Incorporated v. TRW, Inc., dba TRW Automotive Electronics Group, in the United States District Court, Northern District of Ohio, Eastern Division, alleging various causes of action relating to breach of a relationship surrounding the development of certain custom products by Micrel for TRW.  The complaint sought compensatory damages, attorneys’ fees and costs associated with the suit.  On February 24, 2003, TRW filed an answer to the Company’s complaint and a counterclaim alleging various causes of action relating to breach of the above-mentioned relationship concerning ASIC development.  On July 22, 2005, a jury ruled against the Company and in favor of TRW in its counterclaim against Micrel, resulting in a judgment on July 26, 2005 awarding damages for the benefit of TRW in the amount of $9.3 million.  The damages amount was accrued in other current liabilities in the Company’s second quarter 2005 financial statements.  On January 13, 2006, the Company filed a notice of its intent to appeal the jury’s verdict and on October 24, 2006, filed an appeal brief in the United States District Court, Northern District of Ohio.  On May 4, 2007, the Court of Appeals issued its ruling affirming the jury’s verdict.  During the quarter ended June 30, 2007, the Company paid TRW the legal judgment for total damages and interest in the amount of $10.2 million.

On April 21, 2003, the Company filed a complaint against its former independent public accountants Deloitte & Touche LLP (“Deloitte”) entitled Micrel, Incorporated v. Deloitte & Touche LLP in the Superior Court of the State of California, County of Santa Clara, alleging various causes of action relating to certain professional advice received by Micrel from Deloitte.  The complaint sought compensatory damages, costs associated with the suit and such other relief that the court may deem just and proper.  Deloitte denied all allegations in the complaint.  On February 23, 2007, the parties entered into a Settlement Agreement and Mutual Releases. Under the terms of the Agreement, the parties agreed to dismiss with prejudice the pending litigation and Deloitte paid to Micrel a settlement amount of $15.5 million. The Company recorded the $15.5 million settlement amount, in the quarter ended March 31, 2007, as other non-operating income as the settlement payment did not represent, either directly or indirectly, income earned from the Company’s operations, nor did it represent reimbursement of operating expenses incurred.

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003, filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara.  In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  Deerfield disputes that Micrel had a right to terminate, alleging that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence.  The complaint sought damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment.   On July 21, 2006, Micrel answered the complaint with a denial of any liability and the filing of a cross-complaint against Deerfield seeking return of the security deposit and rent paid from the date of the casualty, January 20, 2006 through February 28, 2006.  On February 13, 2008, the parties participated in a mediation session.  Ultimately, on March 5, 2008, the Company and Deerfield entered into a Settlement Agreement, agreeing to dismiss with prejudice all claims and counterclaims in the litigation.  Under the terms of the Agreement, the Company agreed to pay, and did subsequently pay Deerfield $875,000. The payment to Deerfield reduced previously accrued restructuring expenses (see Note 16).

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

On October 22, 2007, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2008.  Repurchases may occur from time to time in the open market or in privately negotiated transactions through December 31, 2008. During the three months ended March 31, 2008, the Company repurchased 2,622,870 shares of its common stock for $17.0 million.

Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings.

14.	SHAREHOLDER RIGHTS PLAN

The Company has adopted a limited duration Shareholder Rights Plan (the “Rights Plan”). The Rights Plan is designed to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of any unsolicited takeover of the Company and to protect shareholders from partial tender offers, open market accumulations and other abusive or coercive tactics to gain control of the Company without offering an adequate price to all shareholders. The Rights Plan is not intended to prevent a takeover, but rather to encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. The Rights Plan is intended to enable all of the Company’s shareholders to realize the long-term value of their investment in the Company.

As a result of the Board’s adoption of the Rights Plan, one preferred stock purchase right was distributed as a dividend on each common share held of record as of the close of business on April 15, 2008 (a “Right”). Each Right, if and when it becomes exercisable, entitles the holder to buy one one-thousandth of a share of a new series of participating preferred stock for $36.00.

Initially the rights will be represented by the Company’s Common Stock certificates and will not be exercisable. If any person or group becomes the beneficial owner of 15% or more of Micrel’s Common Stock (which includes for this purpose stock referenced in derivative transactions and securities) at any time after the March 24, 2008 date of adoption of the Rights Plan (with certain limited exceptions including the result of an acquisition of Common Shares by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such person or group to 15% or more of the Common Shares of the Company then outstanding) or if any additional such securities are acquired in the case or a person or group that owned 15% or more of such securities as of the date of adoption of the Rights Plan (an “Acquiring Person”), then each Right not owned by such Acquiring Person will entitle its holder to purchase, at the Right’s then-current exercise price, shares of Common Stock having a market value of twice the Right’s then-current exercise price. In addition, if, after any person has become an Acquiring Person, the Company is involved in a merger or other business combination transaction with another person, each Right will entitle its holder (other than such Acquiring Person) to purchase, at the Right’s then-current exercise price, common shares of the acquiring company having a value of twice the Right’s then-current exercise price.

The Company may redeem the Rights at a price of $.01 per Right at any time prior to the date on which any person has become an Acquiring Person. The Rights Plan will continue in effect until the close of business March 24, 2009, unless earlier redeemed or terminated by Micrel, as provided in the Rights Plan.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	INCOME TAXES

The income tax provision for the three months ended March 31, 2008, as a percentage of income before taxes, was 34.7%, decreasing from 36.5% for the comparable period in the prior year. This decrease resulted primarily from a $326,000 reduction in the Q1 2008 tax provision as a result of the completion of an IRS payroll tax audit which reclassified certain prior year non-deductible share-based compensation to deductible share-based compensation which was partially offset by a reduction in Federal R&D credits due to the expiration of the credit in 2007. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

As of March 31, 2008, the gross liability for uncertain tax positions was $8.3 million, as compared to $8.0 million as of December 31, 2007. The net liability as of March 31, 2008, reduced for the federal effects of potential state tax exposures, was $5.6 million as compared to $5.4 million as of December 31, 2007. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $5.6 million would favorably affect the Company’s tax provision in such future periods.  Included in the $5.6 million is $2.2 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $3.4 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of March 31, 2008 and December 31, 2007, the Company had $303,000 and $251,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 and forward. Significant state tax jurisdictions include California, New York and Texas, and generally, the Company is subject to routine examination for years 2002 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2001 and forward in various immaterial foreign tax jurisdictions in which it operates.

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.  The Company had net current deferred tax assets of $19.0 million and net long-term deferred tax assets of $9.9 million as of March 31, 2008.  The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.  Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 12).  The remaining unused restructuring expense accruals were credited to restructuring expense (income) in the statement of operations for the three months ended March 31, 2008. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

	Contractual Facility Costs	Other Disposal Costs	Total
Balance December 31, 2005	$1,399	$360	$1,759
2006Charges	117	152	269
2006Uses	(259)	(195)	(454)
Balance December 31, 2006	1,257	317	1,574
2007Charges	128	--	128
2007Other	85	--	85
Balance December 31, 2007	1,470	317	1,787
2008Uses	(945)	--	(945)
2008Other reductions	(525)	(317)	(842)
Balance March 31, 2008	$--	$--	$--

17.	DIVIDENDS

On January 31, 2008 Micrel’s Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock. The payment of $2.2 million was made on February 26, 2008 to shareholders of record as of February 11, 2008.

18.	SUBSEQUENT EVENT

On April 24, 2008 the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on May 22, 2008, to shareholders of record at the close of business on May 6, 2008. This dividend will be recorded in the second quarter of 2008 and is expected to be approximately $2.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share based incentive awards and expectations regarding future stock based compensation expense and estimates made under SFAS No. 123R. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements.  Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2007.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2007 through March 31, 2008 has been provided.

During the first quarter of 2007, customers continued to control their inventories closely.  However, the order rates the Company experienced during the quarter suggested that customer and channel inventories had fallen to levels consistent with end demand.  Micrel’s first quarter 2007 bookings increased in all major geographic regions resulting in an 18% growth in orders compared with fourth quarter 2006 levels.  The total overall amount of new orders booked in the first quarter exceeded revenues.  The sequential improvement in bookings was driven by higher order levels from customers serving the high speed communications, wireless handset and industrial end markets.  First quarter revenues were $63.1 million, 2% less than the $64.5 million recorded in the fourth quarter 2006 and 7% lower than the $68.2 million posted in the first quarter of 2006.  Seasonal declines in sales to customers serving the computing, wireless handset and consumer end markets were partially offset by higher resales through the Company’s sell-through distributors.  Gross margin increased sequentially to 58.1% despite lower revenues and inventory reduction due to a combination of lower manufacturing costs and a higher gross margin sales mix.  First quarter operating profit was $11.3 million, or 18% of sales.  The Company’s on-hand inventory declined on a sequential basis.  Overall channel inventories remained relatively flat from the end of 2006, with increases at the Company’s sell-through distributors offset by lower inventory levels at Micrel’s sell-in distributors.

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

In 2007 total year gross margin of 57% was the second highest in the Company history.  Net income for fiscal 2007 increased 15.8% to $44.4 million, or $0.57 per diluted share, compared with net income of $38.3 million, or $0.46 per diluted share in 2006.  Included in 2007 pre-tax income was a $15.5 million gain associated with a first quarter legal settlement, which after income taxes, was equivalent to $9.9 million or $0.13 per diluted share.  Cash flows from operations of $67.8 million during the year enabled the repurchase of 5.5 million shares of common stock for $55.1 million, representing approximately 7% of the shares outstanding at the beginning of the year.  In addition, the Company commenced a $0.03 per common share cash dividend payment to shareholders in the second quarter of 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the first quarter of 2008, bookings levels rebounded from the fourth quarter of 2007, resulting in the highest quarterly booking level since Q1 2006 and a book-to-bill ratio significantly above one.  First quarter revenues of $66.1 million increased 2% sequentially compared to fourth quarter 2007 revenues of $64.6 million and increased 5% compared to revenues of $63.1 million recorded in the year-ago period.  The increase in revenues was primarily due to stronger demand from the wire line communications, digital TV, industrial and voice-over-IP end markets, which offset seasonal declines in sales to the computing and wireless handset end markets.  Revenues through Micrel’s sell-through distributors increased in the first quarter and the number of weeks of distribution channel inventory decreased slightly on a sequential basis.  Gross margin improved to 56.5% in the first quarter of 2008 from 55.8% in the fourth quarter of 2007 while at the same time inventory levels were reduced.  First quarter operating profit was $11.8 million, or 18% of revenues. Earnings per diluted share for the first quarter of 2008 increased to $0.12 per share from $0.11 per share reported in the fourth quarter of 2007.

Also during the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund.  Micrel believes this activist hedge fund is seeking to force consolidation in the semiconductor industry and has picked Micrel as its first target. This issue resulted in Micrel incurring an incremental $350,000 of operating expenses during the first quarter.  In addition, the Company estimates that it may spend between $2 million to $3 million in the second quarter of 2008 on this matter.  For additional information on this matter, please refer to proxy solicitation materials as filed with the SEC for a special meeting of stockholders to be held on May 20, 2008.

The Company derives a substantial portion of its net revenues from standard products.  For the three month period ended March 31, 2008 the Company's standard products sales accounted for 93% of the Company's net revenues as compared to 92% of net revenues in the comparable period of 2007.  The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Critical Accounting Policies and Estimates

The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and valuation of receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10 K for the year ended December 31, 2007.

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

Share-Based Compensation. Effective January 1, 2006, Micrel adopted the provisions of SFAS 123R using the modified-prospective transition method. Under SFAS 123R share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations. To determine fair value, the Company uses the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend yield and risk free interest rate. In addition, SFAS 123R requires an estimate of expected forfeiture rates of stock grants and share-based compensation expense is to be only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of March 31, 2008, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Net revenues	100.0%	100.0%
Cost of revenues	43.5	41.9
Gross profit	56.5	58.1
Operating expenses:
Research and development	21.4	21.0
Selling, general and administrative	18.6	19.3
Restructuring expense (income)	(1.3)	--
Total operating expenses	38.7	40.3
Income from operations	17.8	17.8
Other income (expense):
Interest income	1.5	2.4
Interest expense	0.1	(0.3)
Litigation settlement and other income, net	--	24.6
Total other income, net	1.6	26.7
Income before income taxes	19.4	44.5
Provision for income taxes	6.7	16.2
Net income	12.7%	28.3%

           Net Revenues.  For the three months ended March 31, 2008, net revenues increased 5% to $66.1 million from $63.1 million for the same period in the prior year. This increase was due to increased standard products revenues.

Standard products revenues for the three months ended March 31, 2008 increased 5% to $61.3 million from $58.3 million for the same period in the prior year. This increase resulted primarily from increased sales of standard products to the networking and high speed communications and the telecommunications end markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other products, which consist primarily of custom and foundry products revenues and revenues from the license of patents, for the three months ended March 31, 2008 were flat at $4.7 million compared to $4.8 million for the same period in the prior year.

Customer demand for semiconductors can change quickly and unexpectedly.  The Company’s revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter.  Within the semiconductor industry these orders that are booked and shipped within the quarter are called “turns fill” orders.  When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income.  Because of the long cycle time to build its products, the Company’s lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.  During 2007, the Company averaged approximately 50% to 60% OEM turns fill per quarter.  During the first three months of 2008, turns fill rate for OEM and stocking representatives was approximately 60%.

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

International sales represented 68% of net revenues for each of the three month periods ended March 31, 2008 and 2007. On a dollar basis, international sales increased 5% to $45.0 million for the three months ended March 31, 2008 from $42.7 million for the comparable period in 2007. This increase resulted primarily from increased shipments of standard products to the networking and high speed communications and the telecommunications end markets, primarily in Asia and to a lesser extent Europe.

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

Share-Based Compensation. The Company accounts for share-based compensation under the fair value recognition provisions of SFAS 123R. The Company's results of operations for the three month periods ended March 31, 2008 and 2007 include $1.5 million and $1.3 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. (see Note 3 of Notes to Condensed Consolidated Financial Statements.)

Gross Profit.  Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices.  The Company's gross margin decreased to 56.5% for the three months ended March 31, 2008 from 58.1% for the comparable period in 2007. This decrease in gross margin resulted primarily from an increase in sales mix of lower margin wireline communications products in Q1 2008 as compared to the same period in 2007.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 21.4% and 21.0%, for the three months ended March 31, 2008 and 2007, respectively.  On a dollar basis, research and development expenses increased $874,000 or 7% to $14.1 million for the three months ended March 31, 2008 from $13.3 million for the comparable period in 2007. This increase was primarily due to increased staffing costs combined with increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses.  As a percentage of net revenues, selling, general and administrative expenses represented 18.6% and 19.3% for the three months ended March 31, 2008 and 2007, respectively.  On a dollar basis, selling, general and administrative expenses increased slightly to $12.3 million for the three months ended March 31, 2008 from $12.1 million for the comparable period in 2007. This increase was primarily due to increased staffing costs combined with approximately $350,000 in consulting and legal expenses associated with a proxy contest, which were partially offset by a decrease in outside legal costs related to litigation. The Company estimates that it may spend between $2 million to $3 million in the second quarter of 2008 related to the proxy contest.

Restructuring expense (income). During 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 12).  The remaining $842,000 unused restructuring expense accruals were credited to restructuring expense (income) in the statement of operations for the three months ended March 31, 2008 (see Note 16 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense).  Other income (expense) reflects interest income from investments in short-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to the settlement of certain previously provided for payroll tax liabilities.  For the three months ended March 31, 2008, interest income decreased $499,000 to $1.1 million from $1.5 million for the comparable period in the prior year. This decrease resulted from a decrease in average cash and investment balances combined with reduced average interest rates earned. For the three months ended March 31, 2007, other income includes $15.5 million in non-operating income resulting from the settlement of litigation (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Provision for Income Taxes.  The income tax provision for the three months ended March 31, 2008, as a percentage of income before taxes, was 34.7%, decreasing from 36.5% for the comparable period in the prior year. This decrease resulted primarily from a $326,000 reduction in the Q1 2008 tax provision as a result of the completion of an IRS payroll tax audit which reclassified certain prior year non-deductible share-based compensation to deductible share-based compensation which was partially offset by a reduction in Federal R&D credits due to the expiration of the credit in 2007. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and proceeds from sales of common stock. Principal sources of liquidity at March 31, 2008, consisted of cash and short-term investments of $78.5 million and a $6 million revolving line of credit from a commercial bank under which the Company could borrow $5.5 million (see Note 8 of Notes to Condensed Consolidated Financial Statements).

The Company generated $9.9 million in cash flows from operating activities for the three months ended March 31, 2008, primarily attributable to net income of $8.4 million plus additions for non-cash activities of $6.6 million (consisting primarily of $4.6 million in depreciation and amortization, $1.5 million in share-based compensation expense and a $468,000 decrease in deferred tax provisions) combined with a $3.2 million decrease in income taxes receivable, a $1.2 million decrease in prepaid expenses and other assets and a $849,000 decrease in inventories, which were partially offset by a $4.5 million decrease in other current liabilities, a $2.8 million decrease in accounts payable combined with a $4.1 million increase in accounts receivable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At March 31, 2008, the Company held $16.5 million in principal of senior auction rate notes secured by student loans.  During the first quarter of 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the six student loan-backed notes held by the Company have failed as of March 31, 2008.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  During the first quarter of 2008, the Company recorded a $1.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

For the three months ended March 31, 2007, the Company generated $29.6 million in cash flows from operating activities primarily attributable to net income of $17.9 million plus additions for non-cash activities of $5.8 million (consisting primarily of $4.6 million in depreciation and amortization and $1.3 million in share-based compensation) combined with a $9.3 million increase in income taxes payable and a $1.6 million increase in deferred income on shipments to distributors, which was partially offset by a $2.7 million increase in accounts receivables, a $1.9 million decrease in other current liabilities and a $1.8 million decrease in accounts payables.

The Company provided $2.8 million of cash from investing activities during the three months ended March 31, 2008, comprised of $6.2 million in net proceeds from the maturities of investments which was partially offset by $3.4 million in purchases of property, plant and equipment.

During the three months ended March 31, 2007, the Company used $5.3 million of cash in investing activities comprised of $3.3 million in purchases of property, plant and equipment and $2.0 million in purchases of short-term investments.

The Company used $19.1 million of cash in financing activities during the three months ended March 31, 2008 primarily for the repurchase of $17.0 million of the Company's common stock and $2.2 million for the payment of cash dividends.

During the three months ended March 31, 2007, the Company used $6.4 million of cash in financing activities primarily for the repurchase of $8.8 million of the Company's common stock, which was partially offset by $2.5 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $18 million to $23 million to purchase capital equipment and make facility improvements during the next 12 months primarily for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $33.0 million of its common stock through December 31, 2008.  In addition, on April 24, 2008, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable May 22, 2008 to shareholders of record on May 6, 2008. The cash dividend payout by the Company on May 22, 2008 is expected to be approximately $2.5 million. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash flows from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contractual Obligations and Commitments

As of March 31, 2008, the Company had the following contractual obligations and commitments:

(in thousands)	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$5,170	$1,882	$3,005	$283	$—
Open purchase orders	12,894	12,894	—	—	—
Total	$18,064	$14,776	$3,005	$283	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at March 31, 2008 and there were $525,000 in standby letters of credit outstanding as of March 31, 2008. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

Effective January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 15 of Notes to Condensed Consolidated Financial Statements.) As of March 31, 2008, the liability for uncertain tax positions, net of federal impacts on state tax issues was $5.6 million, of which, none is expected to be paid within one year.  Included in the $5.6 million is $2.2 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $3.4 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2008, the Company held $4.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. The short-term investments held at March 31, 2008 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2008, the fair value of the short-term investments would decline by an immaterial amount.

           At March 31, 2008, the Company held $16.5 million in principal of senior auction rate notes secured by student loans. As of March 31, 2008, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. During the first quarter of 2008, the company recorded a $1.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

At March 31, 2008, the Company had no fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

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

The Statement of Financial Accounting Standards No. 123R, "Share-Based Payment” requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, the effect of the adoption of this accounting standard in 2006 has significantly increased stock based compensation expense in the current period and such expense is expected to continue in future periods.  The requirement to recognize the cost of stock option awards as an expense in the financial statements has and will continue to reduce net income and earnings per share and may have an adverse affect on the value of the Company’s common stock.  If the Company reduces the number of stock option grants to employees to minimize the cost associated with share based incentive awards, it will most likely be more difficult for the Company to hire and retain employees.

Company-Specific Risks

In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

The Company faces various risks associated with a proxy contest with a small activist hedge fund for, among other things, control of the Company’s Board of Directors.  The hedge fund’s six nominees for the Board of Directors have very limited relevant semiconductor, operational or significant public company board experience. We do not believe this is a slate prepared to run a semiconductor company.  In addition, their sole strategy is to force a sale of Micrel during a time of very unfavorable market conditions in the industry.  The proxy contest will require significant additional management time and increased operating expenses.  The uncertainty caused by the proxy contest may disrupt our business if customers reduce their purchases due to concern about Micrel’s future ability to develop and supply the products they require.  Both existing and prospective employees may also become anxious about the Company’s future and their job security which could adversely impact the Company’s ability to hire and retain critical employees.  In addition, should the Company lose the proxy contest and the hedge fund’s nominees take over Micrel’s Board of Directors, these risks could become more significant and adversely affect the Company’s revenues and profitability.

Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At March 31, 2008, the Company held $16.5 million in principal of senior auction rate notes secured by student loans. As of March 31, 2008, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. During the first quarter of 2008, the company recorded a $1.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dividend Policy

On January 31, 2008 Micrel’s Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock. The payment of $2.2 million was made on February 26, 2008 to shareholders of record as of February 11, 2008.

On April 24, 2008 the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on May 22, 2008, to shareholders of record at the close of business on May 6, 2008. This dividend will be recorded in the second quarter of 2008 and is expected to be approximately $2.5 million.

Issuer Repurchases of Equity Securities

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

Repurchases of the Company's common stock during 2008 were as follows:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2008	1,623,470	$6.27	1,623,470	$39,814
February 2008	732,000	$6.32	732,000	$35,191
March 2008	267,400	$8.15	267,400	$33,012
Total Q1 2008	2,622,870	$6.48	2,622,870

ITEM 5.  OTHER INFORMATION

Amendments to Articles of Articles of Incorporation or Bylaws; Change in Fiscal Year.

On April 2, 2008, the Board of Directors of the Company approved an amendment to Section 2.4 of the Company’s Amended and Restated Bylaws, as amended. The amendment clarifies procedures applicable to the order of business at shareholders’ meetings, clarifies how business and nominations are properly brought at a meeting, provides the procedures applicable to advance shareholder notice of proposals and nominations at shareholder meetings and provides the required form and content of a request for business or any nomination by a shareholder of a person for election as a director of the corporation to be brought at a meeting of shareholders.  Please refer to the Certificate of Amendment of the Bylaws of the Company filed under Exhibit 3.3 hereto.

On April 22, 2008, the Board of Directors of the Company approved an amendment of Section 2.12 of the Company’s Amended and Restated Bylaws, as amended. The amendment clarifies that proxies may be delivered by telephonic and various electronic means. Please refer to the Certificate of Amendment of the Bylaws of the Company filed under Exhibit 3.3 hereto.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.3
Amended and Restated Bylaws of the Registrant, as amended by the Certificate of Amendment to the Bylaws of Micrel, Incorporated, dated April 2, 2008 and the Certificate of Amendment to the Bylaws of Micrel, Incorporated, dated April 22, 2008(1)

3.5
Certificate of Determination of Series A Participating Preferred Stock of Micrel, Incorporated, classifying and designating the Series A Participating Preferred Stock, as filed March 28, 2008 with the Secretary of State of the State of California (2)

4.2	Rights Agreement, dated as of March 24, 2008, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent (3)
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to exhibit 3.3 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006, exhibit 3.1 filed with the Company’s report on Form 8-K, filed with the Securities and Exchange Commission on April 7, 2008 and exhibit 3.1 filed with the Company’s report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2008.

(2)	Incorporated by reference to exhibit 3.5 filed with the Company’s report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2008.
(3)	Incorporated by reference to exhibit 4.2 filed with the Company’s report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: May 9, 2008	By /s/ Richard D. Crowley, Jr.
Richard D. Crowley, Jr.
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)