Form 10-Q
period 2008-06-30
MICREL INC
filed 2008-08-08
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

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

As of August 4, 2008 there were 70,511,563 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,183	$80,977
Short term investments	4,951	10,150
Accounts receivable, net	34,669	29,614
Inventories	35,223	35,660
Income taxes receivable	3,756	3,426
Prepaid expenses and other	1,924	3,604
Deferred income taxes	18,151	19,387
Total current assets	172,857	182,818

LONG-TERM INVESTMENTS	14,127	16,552
PROPERTY, PLANT AND EQUIPMENT, NET	80,657	82,585
DEFERRED INCOME TAXES	9,968	9,286
INTANGIBLE ASSETS, NET	2,182	3,026
OTHER ASSETS	420	478
TOTAL ASSETS	$280,211	$294,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,920	$18,010
Deferred income on shipments to distributors	21,708	20,238
Other current liabilities	11,017	14,097
Total current liabilities	48,645	52,345

LONG-TERM INCOME TAXES PAYABLE	3,720	2,814
OTHER LONG-TERM OBLIGATIONS	309	335
TOTAL LIABILITIES	52,674	55,494

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2008 – 70,687,151 shares; 2007 – 74,001,360 shares	--	--
Accumulated other comprehensive loss	(1,477)	(32)
Retained earnings	229,014	239,283
Total shareholders’ equity	227,537	239,251
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$280,211	$294,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET REVENUES	$70,593	$65,101	$136,645	$128,214
COST OF REVENUES (1)	30,779	27,994	59,540	54,420
GROSS PROFIT	39,814	37,107	77,105	73,794
OPERATING EXPENSES:
Research and development (1)	14,758	14,191	28,884	27,443
Selling, general and administrative (1)	11,557	11,115	23,482	23,252
Restructuring charges (credits)	--	28	(842)	72
Proxy contest expense	2,656	--	2,987	--
Other expense	--	86	--	86
Total operating expenses	28,971	25,420	54,511	50,853
INCOME FROM OPERATIONS	10,843	11,687	22,594	22,941
OTHER INCOME (EXPENSE):
Interest income	645	1,661	1,730	3,162
Interest (expense) / credit	(1)	80	(1)	(72)
Litigation settlement and other income, net (Note 12)	36	9	47	15,523
Total other income, net	680	1,750	1,776	18,613
INCOME BEFORE INCOME TAXES	11,523	13,437	24,370	41,554
PROVISION FOR INCOME TAXES	4,283	4,796	8,741	15,045
NET INCOME	$7,240	$8,641	$15,629	$26,509
NET INCOME PER SHARE:
Basic	$0.10	$0.11	$0.22	$0.34
Diluted	$0.10	$0.11	$0.22	$0.34
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	71,118	77,740	71,682	77,739
Diluted	71,413	79,018	71,801	78,908

(1) Share-based compensation expense included in:
Cost of revenues	$282	$286	$515	$588
Research and development	568	656	1,172	1,135
Selling, general and administrative	589	738	1,241	1,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Six Months Ended
	June 30,
	2008	2007
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$15,629	$26,509
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	9,557	8,994
Share-based compensation expense	2,928	2,950
Tax benefit on the exercise of employee stock options	154	1,343
Excess tax benefits associated with share-based compensation	--	(156)
Gain on disposal of assets	(1)	--
Deferred rent	(26)	(97)
Deferred income taxes provision	1,554	2,420
Changes in operating assets and liabilities:
Accounts receivable	(5,055)	(1,170)
Inventories	474	2,312
Income taxes receivable	(330)	--
Prepaid expenses and other assets	1,738	(1,484)
Accounts payable	(2,090)	(4,303)
Income taxes payable	813	4,895
Other current liabilities	(3,159)	(9,387)
Deferred income on shipments to distributors	1,470	(769)
Net cash provided by operating activities	23,656	32,057
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	--	2,629
Purchases of property, plant and equipment, net	(6,784)	(9,427)
Purchases of investments	(8,851)	(13,057)
Proceeds from the sale of investments	14,120	3,000
Net cash used in investing activities	(1,515)	(16,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	--	(38)
Proceeds from the issuance of common stock	1,211	9,559
Repurchases of common stock	(25,482)	(14,508)
Payment of cash dividends	(4,664)	(2,332)
Excess tax benefits associated with share-based compensation	--	156
Net cash used in financing activities	(28,935)	(7,163)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,794)	8,039
CASH AND CASH EQUIVALENTS - Beginning of period	80,977	92,259
CASH AND CASH EQUIVALENTS - End of period	$74,183	$100,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13	$814
Income taxes	$6,498	$7,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited.  In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2007, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding.  Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.  Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	71,118	77,740	71,682	77,739
Dilutive effect of stock options outstanding using the treasury stock method	295	1,278	119	1,169
Shares used in computing diluted net income per share	71,413	79,018	71,801	78,908

For the three and six months ended June 30, 2008, 9.1 million stock options and 10.9 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2007, 5.1 million stock options and 6.2 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 4 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued Statement No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues	$282	$286	$515	$588
Research and development	568	656	1,172	1,135
Selling, general and administrative	589	738	1,241	1,227
Pre-tax share-based compensation expense	1,439	1,680	2,928	2,950
Less income tax effect	(310)	(305)	(612)	(452)
Net share-based compensation expense	$1,129	$1,375	$2,316	$2,498

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended June 30, 2008 and 2007, the Company granted 189,025 and 458,765 stock options, respectively, at weighted average fair values of $4.79 and $6.22 per share, respectively. For the six months ended June 30, 2008 and 2007, the Company granted 1,120,165 and 1,152,775 stock options, respectively, at weighted average fair values of $3.41 and $6.36 per share, respectively.

The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected term (years)	6.0	5.9	6.1	5.9
Stock volatility	48.3%	51.6%	48.7%	52.0%
Risk free interest rates	3.5%	5.0%	3.2%	4.8%
Dividends during expected terms	1.5%	0.9%	1.4%	0.5%

As of June 30, 2008, there was $16.8 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.8 years. Total share-based compensation capitalized as part of inventory as of June 30, 2008 and December 31, 2007 was $159,000 and $122,000, respectively.

4.	INVESTMENTS

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). Short-term investments as of June 30, 2008 consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of June 30, 2008, consist of senior auction rate notes secured by student loans and are classified as available-for-sale securities.  Per SFAS 115 available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements as of June 30, 2008
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$56,220	$14,982	$	−	$71,202
Short-term available-for-sale securities	4,951	−		−	4,951
Auction rate notes	−	−		14,127	14,127
Total	$61,171	$14,982		$14,127	$90,280

As of June 30, 2008, the Company had $14.1 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008 and continuing into the second quarter of 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the six student loan-backed notes held by the Company have failed as of June 30, 2008. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process,  the issuers redeem the securities, issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 24 to 37 years.  As a result, the Company has classified all auction rate notes as long-term investments as of June 30, 2008. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  For the auction rate notes held by the Company as of June 30, 2008, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.  The auction rate notes in the Company’s portfolio had successful auctions until February 2008 and as such, their fair value would have been measured using level 1 inputs at January 1, 2008.  However, since auctions have failed as of June 30, 2008, for all auction rate notes held by the Company, the auction rate notes have been transferred from Level 1 to Level 3 category as of June 30, 2008.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in auction rate notes as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of June 30, 2008, the Company determined there was a decline in the fair value of its auction rate notes of approximately $2.3 million (recorded net of tax as an unrealized loss in accumulated other comprehensive income), which was deemed temporary as the Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs, the issuers redeem the securities or principal is repaid by the issuers over time or at the contractual maturity date.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2007	$	−
Total gains or losses (realized/unrealized), before tax:
Included in earnings		−
Included in other comprehensive income		(2,343)
Purchases, issuances, and settlements		(50)
Transfers in and/or out of Level 3		16,520
Ending balance, June 30, 2008		$14,127

5.	INVENTORIES

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2008	2007
Finished goods	$14,110	$14,261
Work in process	19,384	19,439
Raw materials	1,729	1,960
	$35,223	$35,660

6.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,484	$234	$8,718	$8,349	$369
Patents and trade name	10,318	8,370	1,948	10,318	7,661	2,657
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,491	$18,309	$2,182	$20,491	$17,465	$3,026

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and six month periods ended June 30, 2008 was $422,000 and $844,000, respectively.  Total intangible amortization expense for the three and six month periods ended June 30, 2007 was $431,000 and $844,000, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2008 was as follows (in thousands):

Year Ending December 31,
2008 (six months)	$844
2009	828
2010	255
2011	255
Thereafter	-
$2,182

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Current portion of restructuring expenses (Note 16)	$-	$1,787
Accrued workers compensation and health insurance	983	1,121
Accrued compensation	7,185	8,579
Accrued commissions	2,468	1,993
All other current accrued liabilities	381	617
Total other current liabilities	$11,017	$14,097

8.	BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank.  The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company.  The value of all letters of credit outstanding reduces the total line of credit available.  There were no borrowings under the revolving line of credit at June 30, 2008, and there were $325,000 in standby letters of credit outstanding.  The revolving line of credit agreement expires on June 30, 2009.  Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (5.0% at June 30, 2008), or the bank's revolving offshore rate, which approximates LIBOR plus 2% (4.78% at June 31, 2008).  The agreement contains certain restrictive covenants.  The Company was in compliance with all such covenants at June 30, 2008.

9.	SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2008, two customers, both worldwide distributors, accounted for $20.0 million (15%) and $19.8 million (15%) of net revenues, respectively. During the six months ended June 30, 2007, two customers, both worldwide distributors, accounted for $9.7 million (15%) and $6.9 million (11%) of net revenues, respectively.

As of June 30, 2008, two worldwide distributors and an Asian-based stocking representative accounted for 17%, 17% and 10%, respectively, of total accounts receivable. At December 31, 2007, two worldwide distributors and an Asian based stocking representative, accounted for 18%, 10% and 15%, respectively, of total accounts receivable

10.	COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, net of tax, was $6.9 million and $14.2 million for the three and six months ended June 30, 2008, respectively. Comprehensive income for the three and six months ended June 30, 2008 includes an unrecognized loss on available-for-sale auction rate notes, net of tax, of $323,000 and $1.4 million, respectively (see Note 4).  Comprehensive income for the three and six months ended June 30, 2007 was $8.6 million and $26.5 million, respectively

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	SEGMENT REPORTING

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker. The Company has two reportable segments: standard products and other products, which consist primarily of custom and foundry products and revenues from the license of patents. The chief operating decision maker evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Therefore, it is not practical to show profit or loss by reportable segments. Also, the chief operating decision maker does not assign assets to these segments. Consequently, it is not relevant to show assets by reportable segments.

Net Revenues by Segment	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2008	2007	2008	2007
Net Revenues:
Standard Products	$67,004	$59,913	$128,311	$118,197
Other Products	3,589	5,188	8,334	10,017
Total net revenues	$70,593	$65,101	$136,645	$128,214
As a Percentage of Total Net Revenues:
Standard Products	95%	92%	94%	92%
Other Products	5%	8%	6%	8%
Total net revenues	100%	100%	100%	100%

12.	LITIGATION AND OTHER CONTINGENCIES

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

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003, filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara.  In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  Deerfield disputes that Micrel had a right to terminate, alleging that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence.  The complaint sought damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment.   On July 21, 2006, Micrel answered the complaint with a denial of any liability and the filing of a cross-complaint against Deerfield seeking return of the security deposit and rent paid from the date of the casualty, January 20, 2006 through February 28, 2006.  On February 13, 2008, the parties participated in a mediation session.  Ultimately, on March 5, 2008, the Company and Deerfield entered into a Settlement Agreement, agreeing to dismiss with prejudice all claims and counterclaims in the litigation.  Under the terms of the Agreement, the Company paid Deerfield $875,000 in the first quarter of 2008. The payment to Deerfield reduced previously accrued restructuring expenses (see Note 16).

With the exception of the previously recorded operating expenses, the Company believes it is not reasonably possible that an unrecorded material loss has been incurred.  Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit.  Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Additional claims have been filed by or have arisen against the Company in its normal course of business.  The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

13.	SHARE REPURCHASE PROGRAM

On October 22, 2007, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2008.  Repurchases may occur from time to time in the open market or in privately negotiated transactions through December 31, 2008. During the six months ended June 30, 2008, the Company repurchased 3,510,807 shares of its common stock for $25.5 million.

Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

15.	INCOME TAXES

The income tax provision for the three and six months ended June 30, 2008, as a percentage of income before taxes, was 37.2% and 35.9%, respectively, compared to 35.7% and 36.2%, respectively, for the same periods in the prior year. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

As of June 30, 2008, the gross liability for uncertain tax positions was $8.5 million, as compared to $8.0 million as of December 31, 2007. The net liability as of June 30, 2008, reduced for the federal effects of potential state tax exposures, was $5.8 million as compared to $5.4 million as of December 31, 2007. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $5.8 million would favorably affect the Company’s tax provision in such future periods.  Included in the $5.8 million is $2.1 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $3.7 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of June 30, 2008 and December 31, 2007, the Company had $339,000 and $251,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.  The Company had net current deferred tax assets of $18.2 million and net long-term deferred tax assets of $10.0 million as of June 30, 2008.  The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.  Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

16.	RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

During 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 12).  The remaining unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

	Contractual Facility Costs	Other Disposal Costs	Total
Balance December 31, 2005	$1,399	$360	$1,759
2006Charges	117	152	269
2006Uses	(259)	(195)	(454)
Balance December 31, 2006	1,257	317	1,574
2007Charges	128	--	128
2007Other	85	--	85
Balance December 31, 2007	1,470	317	1,787
2008Uses	(945)	--	(945)
2008Other reductions	(525)	(317)	(842)
Balance June 30, 2008	$--	$--	$--

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	DIVIDENDS

On April 24, 2008 the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.5 million was made on May 22, 2008, to shareholders of record at the close of business on May 6, 2008. During the first quarter of 2008, the company paid cash dividends of $2.2 million ($0.03 per outstanding share of common stock).

18.	SUBSEQUENT EVENT

On July 23, 2008 the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on August 21, 2008, to shareholders of record at the close of business on August 5, 2008. This dividend will be recorded in the third quarter of 2008 and is expected to be approximately $2.5 million.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2007 through June 30, 2008 has been provided.

During the first quarter of 2007, customers controlled their inventories closely.  However, the order rates the Company experienced during the quarter suggested that customer and channel inventories had fallen to levels consistent with end demand.  Micrel’s first quarter 2007 bookings increased in all major geographic regions resulting in an 18% growth in orders compared with fourth quarter 2006 levels.  The total overall amount of new orders booked in the first quarter exceeded revenues.  The sequential improvement in bookings was driven by higher order levels from customers serving the high speed communications, wireless handset and industrial end markets.  First quarter revenues were $63.1 million, 2% less than the $64.5 million recorded in the fourth quarter 2006 and 7% lower than the $68.2 million posted in the first quarter of 2006.  Seasonal declines in sales to customers serving the computing, wireless handset and consumer end markets were partially offset by higher resales through the Company’s sell-through distributors.  Gross margin increased sequentially to 58.1% despite lower revenues and inventory reduction due to a combination of lower manufacturing costs and a higher gross margin sales mix.  First quarter operating profit was $11.3 million, or 18% of sales.

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

Also during the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund, Obrem Capital Management LLC.  This issue resulted in Micrel incurring an incremental $330,000 of operating expenses during the first quarter and $2.7 million in the second quarter of 2008.  See Proxy Contest Expense in the Results of Operations section in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the second quarter of 2008, total bookings remained firm, resulting in a book-to-bill ratio above one.  Second quarter bookings were paced by demand from customers serving the communications, industrial, and wireless handset end markets.  In the current, uncertain economic environment, customers remain very cautious, which continued to keep order lead times in the 4 to 5 week range. In the second quarter, Micrel posted its highest sequential revenue growth rate in four years.  Second quarter revenues of $70.6 million came in at the high end of our guidance, increasing by $4.5 million, or 7%, from the first quarter, and were up by $5.5 million, or 8% from the prior year period.  The growth in revenues was led by stronger demand from customers serving the wireline communications, wireless handset, and wi-fi voice-over-IP end markets, combined with record sales through the Company’s global sell-through distributors.  The turns fill percentage for the second quarter was a little over 50%.  Gross margin was 56.4%, about the same as the first quarter of 2008.  Second quarter operating profit was $10.8 million, or 15% of sales.  A total of $2.7 million of proxy contest expenses reduced Micrel’s operating income by approximately 20% in the second quarter, and also had the effect of reducing operating margin by approximately 4% in the second quarter.  Second quarter 2008 net income was $7.2 million, or $0.10 per diluted share.  This compares with first quarter 2008 net income of $8.4 million, or $0.12 per diluted share, and net income of $8.6 million or $0.11 per diluted share in the year ago period.  Expenses related to the Company’s proxy contest reduced net income by $0.023 per share in the second quarter.

The Company derives a substantial portion of its net revenues from standard products.  For the three and six month periods ended June 30, 2008 the Company's standard products sales accounted for 94% of the Company's net revenues. For the three and six month periods ended June 30, 2007 the Company's standard products sales accounted for 92% of the Company's net revenues.  The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations.  Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development of new products.  These and other factors are described in further detail later in this discussion and in Item 1A “Risk Factors”.  As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Estimates

The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and valuation of receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of June 30, 2008, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.6	43.0	43.6	42.4
Gross profit	56.4	57.0	56.4	57.6
Operating expenses:
Research and development	20.9	21.8	21.1	21.4
Selling, general and administrative	16.4	17.1	17.2	18.1
Restructuring charges (credits)	--	--	(0.6)	0.1
Proxy contest expense	3.7	--	2.2	--
Other expense	--	0.1	--	0.1
Total operating expenses	41.0	39.0	39.9	39.7
Income from operations	15.4	18.0	16.5	17.9
Other income (expense):
Interest income	0.9	2.6	1.3	2.5
Interest expense	--	0.1	--	(0.1)
Litigation settlement and other income, net	--	--	--	12.1
Total other income, net	0.9	2.7	1.3	14.5
Income before income taxes	16.3	20.7	17.8	32.4
Provision for income taxes	6.0	7.4	6.4	11.7
Net income	10.3%	13.3%	11.4%	20.7%

           Net Revenues.  For the three months ended June 30, 2008, net revenues increased 8% to $70.6 million from $65.1 million for the same period in the prior year. For the six months ended June 30, 2008, net revenues increased 7% to $136.6 million from $128.2 million for the same period in the prior year. These increases were due to increased standard products revenues.

Standard products revenues for the three months ended June 30, 2008 increased 12% to $67.0 million from $59.9 million for the same period in the prior year. For the six months ended June 30, 2007, standard products revenues increased 9% to $128.3 million from $118.2 million for the same period in the prior year. These increases resulted primarily from increased sales of standard products to the networking, high speed communications, consumer and telecommunications end markets.

Other products, which consist primarily of custom and foundry products revenues and revenues from the license of patents, for the three months ended June 30, 2008 decreased 31% to $3.6 million from $5.2 million for the same period in the prior year.  For the six months ended June 30, 2008, other products revenues decreased 17% to $8.3 million from $10.0 million for the same period in the prior year. These decreases resulted primarily from decreased unit shipments of foundry products.

Customer demand for semiconductors can change quickly and unexpectedly.  The Company’s revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter.  Within the semiconductor industry these orders that are booked and shipped within the quarter are called “turns fill” orders.  When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income.  Because of the long cycle time to build its products, the Company’s lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.  During 2007, the Company averaged approximately 50% to 60% OEM turns fill per quarter.  During the first six months of 2008, turns fill rate for OEM and stocking representatives was approximately 55%.

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

International sales represented 68% and 69% of net revenues for the three months ended June 30, 2008 and 2007, respectively. On a dollar basis, international sales increased 7% to $47.8 million for the three months ended June 30, 2008 from $44.7 million for the comparable period in 2007. For the each of six months ended June 30, 2008 and 2007, international sales represented 68% of net revenues, respectively. For the six months ended June 30, 2008 international sales increased 6% to $92.8 million from $87.4 million for the comparable period in 2007.  This increase resulted primarily from increased shipments of standard products to the networking and high speed communications and the telecommunications end markets, primarily in Asia and to a lesser extent Europe.

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

Share-Based Compensation. The Company accounts for share-based compensation under the fair value recognition provisions of SFAS 123R. The Company's results of operations for the three month periods ended June 30, 2008 and 2007 include $1.4 million and $1.7 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the six month periods ended June 30, 2008 and 2007, the Company's results of operations include $2.9 million and $3.0 million, respectively, of non-cash expense related to the fair value of share-based compensation awards (see Note 3 of Notes to Condensed Consolidated Financial Statements.)

Gross Profit.  Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices.  The Company's gross margin decreased to 56.4% for the three months ended June 30, 2008 from 57.0% for the comparable period in 2007.  For the six months ended June 30, 2008, the Company's gross margin decreased to 56.4% from 57.6% for the comparable period in 2007. These decreases in gross margin resulted primarily from an increase in sales mix of lower margin wireline communications products in 2008 as compared to the same period in 2007.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 20.9% and 21.8%, for the three months ended June 30, 2008 and 2007, respectively.  On a dollar basis, research and development expenses increased $568,000 or 4% to $14.8 million for the three months ended June 30, 2008 from $14.2 million for the comparable period in 2007. For the six months ended June 30, 2008 and 2007, research and development expenses as a percentage of net revenues represented 21.1% and 21.4%, respectively.  On a dollar basis, research and development expenses increased $1.4 million or 5% to $28.9 million for the six months ended June 30, 2008 from $27.4 million for the comparable period in 2007. These increases were primarily due to increased staffing costs combined with increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses.  As a percentage of net revenues, selling, general and administrative expenses represented 16.4% and 17.1% for the three months ended June 30, 2008 and 2007, respectively.  On a dollar basis, selling, general and administrative expenses increased $442,000 or 4% to $11.6 million for the three months ended June 30, 2008 from $11.1 million for the comparable period in 2007.  For the six months ended June 30, 2008 and 2007, as a percentage of net revenues, selling, general and administrative expenses represented 17.2% and 18.1%, respectively.  On a dollar basis, selling, general and administrative expenses increased $230,000 or 1% to $23.5 million for the six months ended June 30, 2008 from $23.3 million for the comparable period in 2007. These increases were primarily due to increased staffing costs which were partially offset by a decrease in outside legal costs related to litigation.

Proxy contest expense. During the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund, Obrem Capital Management LLC.  This issue resulted in Micrel incurring an incremental $330,000 of operating expenses during the first quarter and $2.7 million in the second quarter of 2008 on this matter.  Subsequent to a special meeting of shareholders on May 22, 2008, Micrel announced on July 9, 2008 that Obrem Capital Management LLC had agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders.

Restructuring charges (credits). During 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 12).  The remaining $842,000 unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008 (see Note 16 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense).  Other income (expense) reflects interest income from investments in short-term and long-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to the settlement of certain previously provided for payroll tax liabilities.  For the three months ended June 30, 2008, interest income decreased $1.0 million to $645,000 from $1.7 million for the comparable period in the prior year. This decrease resulted from a decrease in average cash and investment balances combined with reduced average interest rates earned. For the six months ended June 30, 2007, other income includes $15.5 million in non-operating income resulting from the settlement of litigation (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Provision for Income Taxes. The income tax provision for the three and six months ended June 30, 2008, as a percentage of income before taxes, was 37.2% and 35.9%, respectively, compared to 35.7% and 36.2%, respectively, for the same periods in the prior year. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and proceeds from sales of common stock. Principal sources of liquidity at June 30, 2008, consisted of cash and short-term investments of $79.1 million and a $6 million revolving line of credit from a commercial bank under which the Company could borrow $5.7 million. The revolving line of credit agreement expires on June 30, 2009 (see Note 8 of Notes to Condensed Consolidated Financial Statements).

The Company generated $23.7 million in cash flows from operating activities for the six months ended June 30, 2008, primarily attributable to net income of $15.6 million plus additions for non-cash activities of $14.2 million (consisting primarily of $9.6 million in depreciation and amortization, $2.9 million in share-based compensation expense and a $1.6 million decrease in deferred tax provisions) combined with a $1.7 million decrease in prepaid expense and other assets and a $1.5 million increase in deferred income on shipments to distributors, which were partially offset by a $5.5 million increase in accounts receivable a $3.2 million decrease in other current liabilities and a $2.1 million decrease in accounts payable.

At June 30, 2008, the Company held $16.5 million in principal of senior auction rate notes secured by student loans.  During the first quarter of 2008 and continuing into the second quarter of 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the six student loan-backed notes held by the Company have failed as of June 30, 2008.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result the Company’s ability to liquidate its investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  During the first quarter of 2008, the Company recorded a $1.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  In the second quarter of 2008, the company recorded an additional $526,000 pre-tax temporary impairment of these auction rate securities to other comprehensive income.  The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

For the six months ended June 30, 2007, the Company generated $32.1 million in cash flows from operating activities primarily attributable to net income of $26.5 million plus additions for non-cash activities of $15.5 million (consisting primarily of $9.0 million in depreciation and amortization, $3.0 million in share-based compensation and a $2.4 million decrease in deferred tax assets) combined with a $4.9 million increase in income taxes payable and a $2.3 million decrease in inventories, which were partially offset by a $9.4 million decrease in other current liabilities, resulting primarily from the payment of a legal judgment, and a $4.3 million decrease in accounts payable.

The Company used $1.5 million of cash from investing activities during the six months ended June 30, 2008, comprised of $6.8 million in purchases of property, plant and equipment which was partially offset by $5.3 million in net purchases of investments.

During the six months ended June 30, 2007, the Company used $16.9 million of cash in investing activities comprised of $10.1 million in net purchases of short-term investments and $9.4 million in purchases of property, plant and equipment which was partially offset by a $2.6 million decease in restricted cash.

The Company used $28.9 million of cash in financing activities during the six months ended June 30, 2008 primarily for the repurchase of $25.5 million of the Company's common stock and $4.7 million for the payment of cash dividends, which were partially offset by $1.2 million in proceeds from the exercise of employee stock awards.

During the six months ended June 30, 2007, the Company used $7.2 million of cash in financing activities primarily for the repurchase of $14.5 million of the Company's common stock and $2.3 million for the payment of cash dividends, which was partially offset by $9.6 million in proceeds from the exercise of employee stock awards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently intends to spend approximately $18 million to $23 million to purchase capital equipment and make facility improvements during the next 12 months primarily for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $24.5 million of its common stock through December 31, 2008.  In addition, on July 23, 2008, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable August 21, 2008 to shareholders of record on August 5, 2008. The cash dividend payout by the Company on August 21, 2008 is expected to be approximately $2.5 million. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash flows from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for at least the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of June 30, 2008, the Company had the following contractual obligations and commitments:

(in thousands)	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$5,444	$2,093	$3,155	$196	$—
Open purchase orders	12,482	12,482	—	—	—
Total	$17,926	$14,575	$3,155	$196	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at June 30, 2008 and there were $325,000 in standby letters of credit outstanding as of June 30, 2008. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

Effective January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 15 of Notes to Condensed Consolidated Financial Statements.) As of June 30, 2008, the liability for uncertain tax positions, net of federal impacts on state tax issues was $5.8 million, of which, none is expected to be paid within one year.  Included in the $5.8 million is $2.1 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $3.7 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2008, the Company held $5.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. The short-term investments held at June 30, 2008 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2008, the fair value of the short-term investments would decline by an immaterial amount.

           At June 30, 2008, the Company held $16.5 million in principal of senior auction rate notes secured by student loans. As of June 30, 2008, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. During the first quarter of 2008, the company recorded a $1.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  In the second quarter of 2008, the company recorded an additional $526,000 pre-tax temporary impairment of these auction rate securities to other comprehensive income.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

At June 30, 2008, the Company had no fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

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

The Statement of Financial Accounting Standards No. 123R, "Share-Based Payment” requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  As discussed in Note 3 of the Notes to Consolidated Financial Statements, the effect of the adoption of this accounting standard in 2006 has significantly increased stock based compensation expense in 2007 and 2008 and such expense is expected to continue in future periods.  The requirement to recognize the cost of stock option awards as an expense in the financial statements has and will continue to reduce net income and earnings per share and may have an adverse affect on the value of the Company’s common stock.  If the Company reduces the number of stock option grants to employees to minimize the cost associated with share based incentive awards, it will most likely be more difficult for the Company to hire and retain employees.

Company-Specific Risks

In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At June 30, 2008, the Company held $16.5 million in principal of senior auction rate notes secured by student loans. As of June 30, 2008, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. During the first half of 2008, the company recorded a $2.3 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

The Company faces various risks associated with the trend in increased shareholder activism.  In the first half of 2008, the Company became engaged in a proxy contest with a large shareholder. This dispute led to a significant increase in operating expenses which appreciably reduced the Company’s operating profit and net income.  The Company prevailed in the contest and has subsequently engaged in discussions with the activist shareholder. To-date, this has resolved the dispute and limited further operating expenses.  See Item 4, Submission of Matters to a Vote of Security Holders.  However, if the Company should become engaged in another proxy battle with either this same shareholder, or another large shareholder, a new proxy contest would require significant additional management time and increased operating expenses which could adversely affect the Company’s profitability and cash flows.

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

In the event of an adverse ruling in any intellectual property litigation that might arise in the future, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology.  There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all.  In the event of a successful claim against the Company and the Company's failure to develop or license substitute technology on commercially reasonable terms, the Company's financial condition, results of operations, or cash flows could be adversely affected.  The Company does not believe that any material and specific risk currently exists related to the loss of use of patents, products or processes.

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

On April 24, 2008 the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock.  The payment of $2.5 million was made on May 22, 2008 to shareholders of record as of May 6, 2008.

On July 23, 2008 the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on August 21, 2008, to shareholders of record at the close of business on August 5, 2008. This dividend will be recorded in the third quarter of 2008 and is expected to be approximately $2.5 million.

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

Repurchases of the Company's common stock during 2008 were as follows:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2008	1,623,470	$6.27	1,623,470	$39,814
February 2008	732,000	$6.32	732,000	$35,191
March 2008	267,400	$8.15	267,400	$33,012
Total Q1 2008	2,622,870	$6.48	2,622,870
April 2008	247,300	$9.36	247,300	$30,696
May 2008	330,337	$9.73	330,337	$27,483
June 2008	310,300	$9.56	310,300	$24,518
Total Q2 2008	887,937	$9.57	887,937
Total 2008	3,510,807	$7.26	3,510,807

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on May 20, 2008.  The special meeting was requested by Andrew Rechtschaffen, Obrem Capital Management, LLC, Obrem Capital (GP), LLC, Obrem Capital Offshore Master, L.P., and Obrem Capital (QP), L.P., which we collectively refer to as Obrem, to consider and vote on the following proposals made by Obrem and opposed by Micrel’s Board of Directors and management:  (i) to remove all five current members of the Company’s Board of Directors; (ii) to amend the Company’s bylaws to permit the shareholders to fix the exact number of directors of Micrel within a range of four to seven directors; (iii) to amend the Company’s bylaws to fix the Board size at six, until changed in the manner set forth in the Company’s bylaws; (iv) to elect six persons nominated by Obrem to fill any vacancies created on the Company’s Board as a result of the preceding proposals, and (v) to approve a non-binding shareholder resolution recommending that the Board rescind the Shareholder Rights Plan that was adopted by the Company’s Board of Directors on March 24, 2008. The proposals were voted upon and rejected in the manner set forth below:

Proposal No. 1 - To remove all five current members of our Board of Directors:

FOR	AGAINST	ABSTAIN
12,726,161	51,361,457	528,806

Proposal No. 2 - To amend the Company’s bylaws to permit the shareholders to fix the exact number of directors of Micrel within a range of four to seven directors:

FOR	AGAINST	ABSTAIN
27,803,084	36,292,774	520,565

Proposal No. 3 - To amend the Company’s bylaws to fix the Board size at six, until changed in the manner set forth in the Company’s bylaws:

FOR	AGAINST	ABSTAIN
27,727,804	36,365,500	523,119

Proposal No. 4 - To elect six persons nominated by Obrem to fill any vacancies created on the Company’s Board as a result of the preceding proposals:

Obrem Nominees	FOR	AGAINST	ABSTAIN
Keith R. Gollust	12,182,526	12,167,435	2,860,143
Keith M. Kolerus	26,801,618	405,212	3,273
Bill R. Bradford	12,185,510	12,164,471	2,860,123
Andrew V. Rechtshaffen	12,178,621	12,171,359	2,860,123
Eric W. Gomberg	25,271,580	1,935,250	3,273
Benjamin J. Goren	12,179,949	12,169,872	2,860,283

Proposal No. 5 - To approve a non-binding shareholder resolution recommending that the Board rescind the Shareholder Rights Plan that was adopted by the Company’s Board of Directors on March 24, 2008:

FOR	AGAINST	ABSTAIN
19,732,169	44,153,694	730,557

Based on the shareholders vote to reject Obrem’s proposals one through four, there were no changes to Micrel’s board composition following the special meeting.  Subsequent to the special meeting, Micrel announced on July 9, 2008 that Obrem had agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders.

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

MICREL, INCORPORATED
(Registrant)

Date: August 8, 2008	By /s/ Richard D. Crowley, Jr.
Richard D. Crowley, Jr.
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)