Form 10-Q
period 2008-09-30
MICREL INC
filed 2008-11-07
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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

As of November 3, 2008 there were 68,694,506 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,310	$80,977
Short term investments	4,951	10,150
Accounts receivable, net	34,271	29,614
Inventories	36,483	35,660
Income taxes receivable	824	3,426
Prepaid expenses and other	1,431	3,604
Deferred income taxes	19,561	19,387
Total current assets	174,831	182,818

LONG-TERM INVESTMENTS	13,453	16,552
PROPERTY, PLANT AND EQUIPMENT, NET	78,475	82,585
DEFERRED INCOME TAXES	10,364	9,286
INTANGIBLE ASSETS, NET	1,760	3,026
OTHER ASSETS	436	478
TOTAL ASSETS	$279,319	$294,745

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,694	$18,010
Deferred income on shipments to distributors	23,012	20,238
Other current liabilities	10,645	14,097
Total current liabilities	49,351	52,345

LONG-TERM INCOME TAXES PAYABLE	3,612	2,814
OTHER LONG-TERM OBLIGATIONS	290	335
TOTAL LIABILITIES	53,253	55,494

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2008 – 69,768,113 shares; 2007 – 74, 001,360 shares	--	--
Accumulated other comprehensive loss	(1,828)	(32)
Retained earnings	227,894	239,283
Total shareholders’ equity	226,066	239,251
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$279,319	$294,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET REVENUES	$67,549	$65,191	$204,194	$193,405
COST OF REVENUES (1)	29,678	27,698	89,218	82,118
GROSS PROFIT	37,871	37,493	114,976	111,287
OPERATING EXPENSES:
Research and development (1)	13,832	13,680	42,716	41,123
Selling, general and administrative (1)	11,307	10,871	34,789	34,123
Restructuring charges (credits)	--	28	(842)	100
Proxy contest expense	16	--	3,003	--
Other expense	--	--	--	86
Total operating expenses	25,155	24,579	79,666	75,432
INCOME FROM OPERATIONS	12,716	12,914	35,310	35,855
OTHER INCOME (EXPENSE):
Interest income	652	1,605	2,382	4,767
Interest expense	(1)	(11)	(2)	(83)
Litigation settlement and other income, net (Note 12)	10	10	57	15,533
Total other income, net	661	1,604	2,437	20,217
INCOME BEFORE INCOME TAXES	13,377	14,518	37,747	56,072
PROVISION FOR INCOME TAXES	4,900	5,095	13,641	20,140
NET INCOME	$8,477	$9,423	$24,106	$35,932
NET INCOME PER SHARE:
Basic	$0.12	$0.12	$0.34	$0.46
Diluted	$0.12	$0.12	$0.34	$0.46
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	70,299	76,964	71,243	77,466
Diluted	70,427	77,971	71,365	78,625

(1) Share-based compensation expense included in:
Cost of revenues	$243	$260	$759	$848
Research and development	544	543	1,716	1,678
Selling, general and administrative	544	564	1,785	1,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Nine Months Ended
	September 30,
	2008	2007
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$24,106	$35,932
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	14,541	13,499
Share-based compensation expense	4,260	4,317
Tax benefit on the exercise of employee stock options	230	1,265
Excess tax benefits associated with share-based compensation	--	(158)
Gain on disposal of assets	(113)	--
Accrued rent	(45)	(107)
Deferred income taxes provision	(141)	2,115
Changes in operating assets and liabilities:
Accounts receivable	(4,657)	(3,442)
Inventories	(782)	3,651
Income taxes receivable	2,602	(2,428)
Prepaid expenses and other assets	2,215	636
Accounts payable	(2,316)	(1,860)
Income taxes payable	814	5,154
Other current liabilities	(3,531)	(10,917)
Deferred income on shipments to distributors	2,774	(14)
Net cash provided by operating activities	39,957	47,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	--	2,629
Purchases of property, plant and equipment, net	(9,175)	(13,931)
Proceeds from sale of equipment	123	--
Purchases of investments	(8,951)	(13,056)
Proceeds from the sale of investments	14,323	6,064
Net cash used in investing activities	(3,680)	(18,294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	--	(80)
Proceeds from the issuance of common stock	3,186	10,914
Repurchases of common stock	(35,997)	(34,402)
Payment of cash dividends	(7,133)	(4,667)
Excess tax benefits associated with share-based compensation	--	158
Net cash used in financing activities	(39,944)	(28,077)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,667)	1,272
CASH AND CASH EQUIVALENTS - Beginning of period	80,977	92,259
CASH AND CASH EQUIVALENTS - End of period	$77,310	$93,531

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13	$816
Income taxes	$9,940	$13,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited.  In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2007, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding.  Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.  Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average common shares outstanding	70,299	76,964	71,243	77,466
Dilutive effect of stock options outstanding using the treasury stock method	128	1,007	122	1,159
Shares used in computing diluted net income per share	70,427	77,971	71,365	78,625

For the three and nine months ended September 30, 2008, 10.1 million stock options and 10.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months ended September 30, 2007, 6.1 million stock options and 5.7 million stock options, respectively have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 10, 2008, the FASB staff has issued FSP 157-3 “Determining the Fair Value of a “Financial Asset When the Market for That Asset Is Not Active.” The Company has adopted SFAS 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 4 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$243	$260	$759	$848
Research and development	544	543	1,716	1,678
Selling, general and administrative	544	564	1,785	1,791
Pre-tax share-based compensation expense	1,331	1,367	4,260	4,317
Less income tax effect	(299)	(276)	(910)	(730)
Net share-based compensation expense	$1,032	$1,091	$3,350	$3,587

During the three months ended September 30, 2008 and 2007, the Company granted 120,233 and 381,650 stock options, respectively, at weighted average fair values of $4.26 and $5.35 per share, respectively. For the nine months ended September 30, 2008 and 2007, the Company granted 1,240,398 and 1,534,425 stock options, respectively, at weighted average fair values of $3.49 and $6.11 per share, respectively.

The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term (years)	6.4	5.8	6.2	5.9
Stock volatility	47.5%	51.0%	48.3%	51.7%
Risk free interest rates	3.3%	4.3%	3.2%	4.6%
Dividends during expected terms	1.5%	1.1%	1.5%	0.7%

As of September 30, 2008, there was $15.4 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.6 years. Total share-based compensation capitalized as part of inventory as of September 30, 2008 and December 31, 2007 was $163,000 and $122,000, respectively.

4.	INVESTMENTS

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regards to those securities (expectations of sales and redemptions). Short-term investments as of September 30, 2008 consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of September 30, 2008, consist of senior auction rate notes secured by student loans and are classified as available-for-sale securities.  Per SFAS 115 available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements as of September 30, 2008
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$68,471	$4,438	$	−	$72,909
Short-term available-for-sale securities	4,951	−		−	4,951
Auction rate notes	−	−		13,453	13,453
Total	$73,422	$4,438		$13,453	$91,313

As of September 30, 2008, the Company had $13.5 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008 and continuing into the third quarter of 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the student loan-backed notes held by the Company have failed as of September 30, 2008. To date we have collected all interest payable on all of our auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 24 to 37 years.  As a result, the Company has classified all auction rate notes as long-term investments as of September 30, 2008. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  For the auction rate notes held by the Company as of September 30, 2008, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.  The auction rate notes in the Company’s portfolio had successful auctions until February 2008 and as such, their fair value would have been measured using level 1 inputs at January 1, 2008.  However, since auctions have failed as of September 30, 2008, for all auction rate notes held by the Company, the auction rate notes have been transferred from Level 1 to Level 3 category as of September 30, 2008.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has used a combination of discounted cash flow and direct discounted cash flow model to determine the estimated fair value of its investment in auction rate notes as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates; estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of September 30, 2008, the Company determined there was a decline in the fair value of its auction rate notes of approximately $2.9 million (recorded net of tax as an unrealized loss in accumulated other comprehensive income), which was deemed temporary as the Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs, the issuers redeem the securities or principal is repaid by the issuers over time or at the contractual maturity date.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2007	$	−
Transfers in and/or out of Level 3		16,517
Total gains or losses (realized/unrealized), before tax:
Included in other comprehensive income		(2,914)
Purchases, issuances, and settlements		(150)
Ending balance, September 30, 2008		$13,453

5.	INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	December 31,
	2008	2007
Finished goods	$13,029	$14,261
Work in process	21,202	19,439
Raw materials	2,252	1,960
	$36,483	$35,660

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2008 consist of the following (in thousands):
	September 30,	December 31,
	2008	2007
Manufacturing equipment	$186,883	$181,421
Land	6,636	6,636
Buildings and improvements	47,269	46,876
Leasehold Improvements	726	638
Office furniture and research	14,542	12,544
	256,056	248,115
Accumulated depreciation	(177,581)	(165,530)
	$78,475	$82,585

Depreciation expense at September 30, 2008 and December 31, 2007 was $ 12.0 million and $16.3 million, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):
	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,551	$167	$8,718	$8,349	$369
Patents and trade name	10,318	8,725	1,593	10,318	7,661	2,657
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,491	$18,731	$1,760	$20,491	$17,465	$3,026

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and nine month periods ended September 30, 2008 was $0.4 million and $1.3 million respectively.  Total intangible amortization expense for the three and nine month periods ended September 30, 2007 was $0.4 million and $1.3 million respectively.

The estimated future amortization expense of intangible assets as of September 30, 2008 was as follows (in thousands):

Year Ending December 31,
2008 (three months)	$422
2009	828
2010	255
2011	255
Thereafter	-
$1,760

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Current portion of restructuring expenses (Note 17)	$-	$1,787
Accrued workers compensation and health insurance	959	1,121
Accrued compensation	5,960	8,579
Accrued commissions	3,099	1,993
All other current accrued liabilities	627	617
Total other current liabilities	$10,645	$14,097

9.	BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank.  The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company.  The value of all letters of credit outstanding reduces the total line of credit available.  There were no borrowings under the revolving line of credit at September 30, 2008, and there were $325,000 in standby letters of credit outstanding.  The revolving line of credit agreement has been extended to June 20, 2010.  Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (5.0% at September 30, 2008), or the bank's revolving offshore rate, which approximates LIBOR plus 2% (4.0525% at September 30, 2008). The agreement contains certain restrictive covenants. The Company was in compliance with all such covenants at September 30, 2008.

10.	SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2008, no original equipment manufacturer accounted for more than 10% of net revenues and two worldwide distributors accounted for $30.3 million (15%) and $29.4 million (14%) of net revenues, respectively. During the nine months ended September 30, 2007, the same two worldwide distributors accounted for $31.7 million (16%) and $24.6 million (13%) of net revenues, respectively.

As of September 30, 2008, two worldwide distributors each accounted for 20% of net total accounts receivable. At December 31, 2007, two worldwide distributors and an Asian based stocking representative, accounted for 18%, 10% and 15%, respectively, of total accounts receivable

11.	COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, net of tax, was $8.1 million and $22.3 million for the three and nine months ended September 30, 2008, respectively. Comprehensive income for the three and nine months ended September 30, 2008 includes an unrecognized loss on available-for-sale auction rate notes, net of tax, of $351,000 and $1.8 million, respectively (see Note 4). Comprehensive income for the three and nine months ended September 30, 2007 was $9.4 million and $35.9 million, respectively

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Net Revenues by Segment	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2008	2007	2008	2007
Net Revenues:
Standard Products	$64,575	$59,522	$192,886	$177,719
Other Products	2,974	5,669	11,308	15,686
Total net revenues	$67,549	$65,191	$204,194	$193,405
As a Percentage of Total Net Revenues:
Standard Products	96%	91%	94%	92%
Other Products	4%	9%	6%	8%
Total net revenues	100%	100%	100%	100%

13.	LITIGATION AND OTHER CONTINGENCIES

The Company is currently not involved in any litigation. The following summarizes resolved litigation that had an impact on prior financial results.

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

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003, filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara.  In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  Deerfield disputes that Micrel had a right to terminate, alleging that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence.  The complaint sought damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment.   On July 21, 2006, Micrel answered the complaint with a denial of any liability and the filing of a cross-complaint against Deerfield seeking return of the security deposit and rent paid from the date of the casualty, January 20, 2006 through February 28, 2006.  On February 13, 2008, the parties participated in a mediation session.  Ultimately, on March 5, 2008, the Company and Deerfield entered into a Settlement Agreement, agreeing to dismiss with prejudice all claims and counterclaims in the litigation.  Under the terms of the Agreement, the Company paid Deerfield $875,000 in the first quarter of 2008. The payment to Deerfield reduced previously accrued restructuring expenses (see Note 17).

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

14.	SHARE REPURCHASE PROGRAM

On October 22, 2007, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2008. On October 1, 2008, the Board of Directors approved the addition of $10 million to the total amount that maybe spent under the 2008 share repurchase program. Repurchases may occur from time to time in the open market or in privately negotiated transactions through December 31, 2008. During the nine months ended September 30, 2008, the Company repurchased 4,660,647 shares of its common stock for $36.0 million.

Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	SHAREHOLDER RIGHTS PLAN

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

16.	PROXY CONTEST EXPENSE

During the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund, Obrem Capital Management LLC (“OCM”).  This issue resulted in Micrel incurring incremental expenses on this matter of $330,000 during the first quarter, $2.7 million in the second quarter and additional $16,000 in the third quarter of 2008. These expenses consist primarily of outside consulting and legal fees.  Subsequent to a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM. Micrel announced on July 9, 2008 that OCM had agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1. 2008.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2008, as a percentage of income before taxes, was 36.6% and 36.1%, respectively, compared to 35.1% and 35.9%, respectively, for the same periods in the prior year. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

As of September 30, 2008, the gross liability for uncertain tax positions was $8.2 million, as compared to $8.0 million as of December 31, 2007. The net liability as of September 30, 2008, reduced for the federal effects of potential state tax exposures, was $5.8 million as compared to $5.4 million as of December 31, 2007. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $5.8 million would favorably affect the Company’s tax provision in such future periods.  Included in the $5.8 million is $2.2 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $3.6 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of September 30, 2008 and December 31, 2007, the Company had $355,000 and $251,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.  The Company had net current deferred tax assets of $19.6 million and net long-term deferred tax assets of $10.4 million as of September 30, 2008.  The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.  Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

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

	Contractual Facility Costs	Other Disposal Costs	Total
Balance December 31, 2005	$1,399	$360	$1,759
2006Charges	117	152	269
2006Uses	(259)	(195)	(454)
Balance December 31, 2006	1,257	317	1,574
2007Charges	128	--	128
2007Other	85	--	85
Balance December 31, 2007	1,470	317	1,787
2008Uses	(945)	--	(945)
2008Other reductions	(525)	(317)	(842)
Balance September 30, 2008	$--	$--	$--

19.	DIVIDENDS

On July 24, 2008 the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.5 million was made on August 21, 2008, to shareholders of record at the close of business on August 5, 2008. During the first and second quarters of 2008, the Company paid cash dividends of $2.2 million ($0.03 per outstanding share) and $2.5 million ($0.035 per outstanding share), respectively.

20.	SUBSEQUENT EVENT

Richard D. Crowley resigned effective October 10, 2008 as Vice President of Finance & Chief Financial Officer. Robert J Barker, Micrel’s Vice President, Corporate Business Development & Human Resources has assumed the responsibilities of Chief Financial Officer on an interim basis effective October 11, 2008.  Mr. Barker previously held the position of Vice President of Finance and Chief Financial Officer at Micrel from 1994 to 1999.

On October 27, 2008 the Company's Board of Directors declared a quarterly cash dividend of $0.035 per outstanding share of common stock payable on November 19, 2008, to shareholders of record at the close of business on November 5, 2008.

On October 1, 2008, the Board of Directors of Micrel has authorized additional $10 million to repurchase the Company’s common stocks in the open market as part of the Company’s 2008 share repurchase program previously authorized by the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations: future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share based incentive awards and expectations regarding future stock based compensation expense and estimates made under SFAS No. 123R. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements ,including those risks discussed under” Risks Factors” and elsewhere in this document. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements.  Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2007.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2007 through September 30, 2008 has been provided.

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

Demand for the Company's products in the third quarter of 2007 was generally seasonal in nature.  Bookings from industrial and wireline communication customers softened, while holiday and back-to-school related markets such as wireless handsets, computing and consumer were more robust.  Faced with concerns about the growth of the U.S. economy, the Company’s sell-through distributors were cautious throughout the third quarter as they saw their orders slowly and inventories build.  The overall amount of orders booked by the Company in the third quarter was approximately the same as the revenue level for the quarter.  Customers continued to control their inventories very closely during the third quarter in the face of short lead times, due in part to their belief that the semiconductor industry had sufficient inventory and/or the ability to deliver sufficient quantities to meet customer demand in this shorter lead time environment.  Micrel’s order lead times decreased throughout the quarter, starting out at about five weeks in July and declining to three to four weeks in September.  Third quarter revenues were $65.2 million, up slightly compared to the second quarter, and 11% lower than the $73.5 million posted in the year-ago period.  An increase in third quarter sales to customers in the wireless handset and consumer end market was offset by lower revenues from customers in the wireline communications end market, arising from lower shipments to major Chinese communications customers as they trimmed inventory levels.  Gross margin increased from 57.0% in the second quarter to 57.5% in the third quarter of 2007, and decreased from 58.6% in the year ago period.  Third quarter operating profit was $12.9 million, or 19.8% of revenues.

In the fourth quarter of 2007, the increasingly uncertain macroeconomic environment appeared to heighten our customer’s focus on maintaining lean inventories.  Global distributors and certain OEM customers informed the Company that they attempted to minimize inventory at year-end.  As a consequence, customer orders and purchases declined more quickly than usual in the month of December, resulting in a quarterly book-to-bill ratio of less than one, and impacting fourth quarter revenues.  Revenues for the fourth quarter of 2007 decreased 1% from the third quarter to $64.6 million and were essentially flat to the revenues in the year-ago period.  Sales to customers serving the consumer, computing and the wire line communications end markets declined on a sequential basis partially offset by increased sales of the Company’s Ethernet products during the quarter.  Gross margin decreased to 55.8% in the fourth quarter from 57.5% in the third quarter primarily as a result of a less favorable sales mix.  Fourth quarter operating profit was $11.7 million, or 18% of revenues.

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

During the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund, Obrem Capital Management LLC (“OCM”). This issue resulted in Micrel incurring incremental operating expenses on this matter of $330,000 during the first quarter, $2.7 million in the second quarter, and $16,000 in the third quarter of 2008. See Proxy Contest Expense in the Results of Operations section in Management Discussions and Analysis of Financial Conditions and Results of Operations.

In the second quarter of 2008, total bookings remained firm, resulting in a book-to-bill ratio above one.  Second quarter bookings were paced by demand from customers serving the communications, industrial, and wireless handset end markets.  Customers remained very cautious, which continued to keep order lead times in the 4 to 5 week range. In the second quarter, Micrel posted its highest sequential revenue growth rate in four years.  Second quarter revenues of $70.6 million came in at the high end of our guidance, increasing by $4.5 million, or 7%, from the first quarter, and were up by $5.5 million, or 8% from the prior year period.  The growth in revenues was led by stronger demand from customers serving the wireline communications, wireless handset, and wi-fi voice-over-IP end markets, combined with record sales through the Company’s global sell-through distributors.  The turns fill percentage for the second quarter was a little over 50%.  Gross margin was 56.4%, about the same as the first quarter of 2008.  Second quarter operating profit was $10.8 million, or 15% of sales.  A total of $2.7 million of proxy contest expenses reduced Micrel’s operating income by approximately 20% in the second quarter, and also had the effect of reducing operating margin by approximately 4% in the second quarter.  Second quarter 2008 net income was $7.2 million, or $0.10 per diluted share.  This compares with first quarter 2008 net income of $8.4 million, or $0.12 per diluted share, and net income of $8.6 million or $0.11 per diluted share in the year ago period.  Expenses related to the Company’s proxy contest reduced net income by $0.023 per share in the second quarter.

During the third quarter of 2008, total bookings were less than revenues, resulting in book-to-bill ratio less than one. Third quarter bookings decreased abruptly in the last two weeks of the quarter. Notwithstanding the order decrease, resales of the Company’s products from global sell-through distributors remained strong throughout the quarter and represented an all-time record for the Company. In the third quarter, Micrel posted $67.5 million in revenue, a decrease of 4% sequentially and an increase of 4% from third quarter of 2007.The sequential quarter decrease in sales primarily resulted from reduced demand from customers serving the wireline communications, Wi-FI voice-over IP and foundry sales to a major solar end customer. This was offset by slight increases in the computer and consumer markets. The OEM turns fill percentage for the third quarter was approximately 50%. Standard product sales accounted for 96% of total Q3 revenues, with foundry and custom product sales comprising 4%. The wireline communications market made up 26% of third quarter sales down from 28% in second quarter. Sales to the computer market increased sequentially by 3 percentage points to 16% of sales. Sales to the wireless handset end market decrease slightly from 19% in Q2 to 18% in Q3. Consumer/military sales increased 1 percentage point sequentially to 5% of third quarter sales. Foundry sales decreased $0.5million to $2.0 million but remained constant as a percent of overall sales at 3%. Third quarter gross margin was 56%, about the same as Q2. Research and development spending was $13.8 million, or 20% of revenues in the third quarter compared to $14.8 million or 21% of revenues in the second quarter. Selling, general and administrative expenses were $11.3 million, or 17% of sales. This is down from $11.6 million in the second quarter. GAAP operating income was $12.7 million, or 19% of sales. This compares to operating income of $10.8 million in the second quarter and $12.9 million in the year ago period. Other income, net was unchanged quarter to quarter at $700 thousand. The effective tax rate was 36.6 % for the third quarter. Third quarter net income was $8.5 million, or $0.12 per diluted share. This compares with second quarter GAAP net income of $7.2 million, or $0.10 per diluted share, and GAAP net income of $9.4 million or $0.12 per diluted share in the year ago.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company derives a substantial portion of its net revenues from standard products.  For the three and nine month periods ended September 30, 2008 the Company's standard products sales accounted for 96% and 94%, of the Company's net revenues, respectively. For the three and nine month periods ended September 30, 2007 the Company's standard products sales accounted for 91% and 92% of the Company's net revenue, respectively.  The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The current macroeconomic turmoil (see ITEM 1A. RISK FACTORS, below) has resulted in a slowing of orders from Micrel’s distributors and direct OEM customers, which has caused the Company to lower its revenue expectations. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries and such conditions, if they persist, will continue to adversely impact our revenues and profitability. In addition, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions.

The Company is taking measures to reduce its overall cost structure, including implementing a shutdown of nine working days during the fourth quarter among other cost cutting efforts. Micrel believes that these current cost cutting activities coupled with the significant cost reductions the Company began implementing in the second quarter of 2008 will reduce the effects of the economic slowdown on profitability. However, the Company expects demand in the semiconductor industry in general and for its products to continue to remain weak until global economic conditions improve, which may adversely impact revenues and profitability.

The Company may experience significant fluctuations in its results of operations.  In addition to the macroeconomic conditions described above, other factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development of new products.  These and other factors are described in further detail later in this discussion and in Item 1A “Risk Factors”.  As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, and results of operations or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Estimates

The financial statements included in this Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and valuation of receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Share-Based Compensation. Under SFAS 123(R) share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations. To determine fair value, the Company uses the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend yield and risk free interest rate. In addition, SFAS 123(R) requires an estimate of expected forfeiture rates of stock grants and share-based compensation expense is to be only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of September 30, 2008, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.9	42.5	43.7	42.4
Gross profit	56.1	57.5	56.3	57.6
Operating expenses:
Research and development	20.5	21.0	20.9	21.3
Selling, general and administrative	16.8	16.7	17.0	17.7
Restructuring charges (credits)	--	--	(0.4)	0.1
Proxy contest expense	--	--	1.5	--
Total operating expenses	37.3	37.7	39.0	39.0
Income from operations	18.8	19.8	17.3	18.6
Other income (expense):
Interest income	1.0	2.5	1.2	2.4
Litigation settlement and other income, net	--	--	--	8.0
Total other income, net	1.0	2.5	1.2	10.4
Income before income taxes	19.8	22.3	18.5	29.0
Provision for income taxes	7.3	7.8	6.7	10.4
Net income	12.5%	14.5%	11.8%	18.6%

           Net Revenues.  For the three months ended September 30, 2008, net revenues increased 4% to $67.5 million from $65.2 million for the same period in the prior year. For the nine months ended September 30, 2008, net revenues increased 6% to $204.2 million from $193.4 million for the same period in the prior year. These increases were due to increased standard products revenues.

Standard products revenues for the three months ended September 30, 2008 increased 8% to $64.6 million from $59.5 million for the same period in the prior year. For the nine months ended September 30, 2008, standard products revenues increased 9% to $192.9 million from $177.7 million for the same period in the prior year. These increases resulted primarily from increased sales of standard products to the networking, high speed communications, consumer and telecommunications end markets.

Other products, which consist primarily of custom and foundry products revenues and revenues from the license of patents, for the three months ended September 30, 2008, decreased 48% to $3.0 million from $5.6 million for the same period in the prior year.  For the nine months ended September 30, 2008, other products revenues decreased 28% to $11.3 million from $15.7 million for the same period in the prior year. These decreases resulted primarily from decreased unit shipments of foundry products. As discussed in the overview to Management’s Discussion and Analysis, the current slowdown in the global markets, the unprecedented volatility and severely diminished liquidity and credit availability has worsened the ongoing weakness in the semiconductor industry. This has softened demand for the Company’s products. The persistence of such conditions could have a significant adverse effect on the Company’s revenues, profitability and results of operations.

Customer demand for semiconductors can change quickly and unexpectedly.  The Company’s revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter.  Within the semiconductor industry these orders that are booked and shipped within the quarter are called “turns fill” orders.  When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income.  Because of the long cycle time to build its products, the Company’s lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.  During 2007, the Company averaged approximately 50% to 60% OEM turns fill per quarter.  During the first nine months of 2008, turns fill rate for OEM and stocking representatives was approximately 55%.

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

International sales represented 68% and 66% of net revenues for the three months ended September 30, 2008 and 2007, respectively. On a dollar basis, international sales increased 6% to $45.8 million for the three months ended September 30, 2008 from $43.1 million for the comparable period in 2007. For the nine months ended September 30, 2008 international sales increased 6% to $138.6 million from $130.5 million for the comparable period in 2007.  This increase resulted primarily from increased shipments of standard products to the networking and high speed communications and the telecommunications end markets, primarily in Asia and to a lesser extent Europe.

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

Share-Based Compensation. The Company accounts for share-based compensation under the fair value recognition provisions of SFAS 123(R). The Company's results of operations for the three month periods ended September 30, 2008 and 2007 include $1.3 million and $1.4 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the nine month periods ended September 30, 2008 and 2007, the Company's results of operations include $4.3 million and $4.3 million, respectively, of non-cash expense related to the fair value of share-based compensation awards (see Note 3 of Notes to Condensed Consolidated Financial Statements.)

Gross Profit.  Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices.  The Company's gross margin decreased to 56.1% for the three months ended September 30, 2008 from 57.5% for the comparable period in 2007.  For the nine months ended September 30, 2008, the Company's gross margin decreased to 56.3% from 57.5% for the comparable period in 2007. These decreases in gross margin resulted primarily from an increase in sales mix of lower margin telecommunications products in 2008 as compared to the same period in 2007.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 20.5% and 20.9%, for the three months ended September 30, 2008 and 2007, respectively.  On a dollar basis, research and development expenses increased $152,000 or 1% to $13.8 million for the three months ended September 30, 2008 from $13.7 million for the comparable period in 2007. For the nine months ended September 30, 2008 and 2007, research and development expenses as a percentage of net revenues represented 20.9% and 21.3%, respectively.  On a dollar basis, research and development expenses increased $1.6 million or 4% to $42.7 million for the nine months ended September 30, 2008 from $41.1 million for the comparable period in 2007. These increases were primarily due to increased staffing costs combined with increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses.  As a percentage of net revenues, selling, general and administrative expenses represented 16.8% and 16.7% for the three months ended September 30, 2008 and 2007, respectively.  On a dollar basis, selling, general and administrative expenses increased $0.4 million or 4% to $11.3 million for the three months ended September 30, 2008 from $10.9 million for the comparable period in 2007. For the three months ended September 30, 2008, increases were due to higher labor costs and commissions. For the nine months ended September 30, 2008 and 2007, as a percentage of net revenues, selling, general and administrative expenses represented 17.0% and 17.6%, respectively.  On a dollar basis, selling, general and administrative expenses increased $666,000 or 2% to $34.8 million for the nine months ended September 30, 2008 from $34.1 million for the comparable period in 2007. Increased expenses for the nine months ended September 30, 2008, consisting of a combination of increases in labor costs, commissions and export costs, were offset by lower legal fees, and profit sharing, respectively, for the comparable period in 2007.

Proxy contest expense. During the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund, Obrem Capital Management LLC (“OCM”).  This issue resulted in Micrel incurring incremental operating expenses on this matter of $330,000 during the first quarter, $2.7 million in the second quarter and $16,000 in the third quarter of 2008. The expenses consist primarily of outside consulting and legal fees. Subsequent to a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders’ rejected all proposals set forth by OCM. Micrel announced on July 9, 2008 that OCM had agreed to withdrew its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.

Restructuring charges (credits). During 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 12).  The remaining $842,000 unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008 (see Note 17 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense).  Other income (expense) reflects interest income from investments in short-term and long-term investment grade securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and accrued interest related to the settlement of certain previously provided for payroll tax liabilities.  For the three months ended September 30, 2008, interest income decreased $1.0 million to $652,000 from $1.6 million for the comparable period in the prior year. This decrease resulted from a decrease in average cash and investment balances combined with reduced average interest rates earned. For the nine months ended September 30, 2007, other income includes $15.5 million in non-operating income resulting from the settlement of litigation (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Provision for Income Taxes. The income tax provision for the three and nine months ended September 30, 2008, as a percentage of income before taxes, was 36.6% and 36.1%, respectively, compared to 35.1% and 35.9%, respectively, for the same periods in the prior year. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, and federal qualified production activity deductions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and proceeds from sales of common stock. Principal sources of liquidity at September 30, 2008, consisted of cash and short-term investments of $82.3 million and a $6 million revolving line of credit from a commercial bank under which the Company could borrow $5.7 million. The revolving line of credit agreement expires on June 30, 2010 (see Note 8 of Notes to Condensed Consolidated Financial Statements).

The Company generated $40.0 million in cash flows from operating activities for the nine months ended September 30, 2008, primarily attributable to net income of $24.1 million plus additions for non-cash activities of $18.7 million (consisting primarily of $14.5 million in depreciation and amortization, $4.3 million in share-based compensation expense) combined with a $2.2 million decrease in prepaid expense and other assets and a $2.8 million increase in deferred income on shipments to distributors, which were partially offset by a $4.7 million increase in accounts receivable a $3.5 million decrease in other current liabilities and a $2.3 million decrease in accounts payable.

At September 30, 2008, the Company held $16.4 million in principal of senior auction rate notes secured by student loans.  During the first quarter of 2008 and continuing into the second and third quarter of 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the six student loan-backed notes held by the Company have failed as of September 30, 2008.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result the Company’s ability to liquidate its investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  During the first quarter of 2008, the Company recorded a $1.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  In the second quarter of 2008, the company recorded an additional $0.5 million pre-tax temporary impairment of these auction rate securities to other comprehensive income. During third quarter, the Company recorded additional pre-tax temporary impairment totaling $0.4 million. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

For the nine months ended September 30, 2007, the Company generated $47.6 million in cash flows from operating activities primarily attributable to net income of $35.9 million plus additions for non-cash activities of $20.9 million (consisting primarily of $13.5 million in depreciation and amortization, $4.3 million in share-based compensation and a $2.1 million decrease in deferred tax assets) combined with a $5.2 million increase in income taxes payable and a $3.7 million decrease in inventories, which was partially offset by a $10.9 million decrease in other current liabilities, resulting primarily from the payment of a legal judgment, $1.9 million decrease in accounts payable combined with a 3.4 million increase in accounts receivable and a $2.4 million increase income taxes receivable.

The Company used $3.7 million of cash from investing activities during the nine months ended September 30, 2008, comprised of $9.2 million in purchases of property, plant and equipment combined with net purchases of short-term investments of $9.0 million offset by net proceeds of short and long-term investments of $14.3 million.

For the nine months ended September 30, 2007, the Company used $18.3 million of cash in investing activities, comprised of $13.9 million in purchases of property, plant and equipment and $7.0 million in net purchases of short-term investments which was partially offset by a $2.6 million decrease in restricted cash.

The Company used $39.9 million of cash in financing activities during the nine months ended September 30, 2008 primarily for the repurchase of $36.0 million of the Company's common stock and $7.1 million for the payment of cash dividends, which were partially offset by $3.2 million in proceeds from the exercise of employee stock awards.

During the nine months ended September 30, 2007, the Company used $28.1 million of cash in financing activities primarily for the repurchase of $34.4 million of the Company's common stock and $4.7 million for the payment of cash dividends, which was partially offset by $10.9 million in proceeds from the exercise of employee stock awards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently intends to spend approximately $18 million to $23 million to purchase capital equipment and make facility improvements during the next 15 months primarily for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $24.0 million of its common stock through December 31, 2008. On October 27, 2008, the Board of Directors has authorized a quarterly dividend payment of $0.035 per common share. The dividend is to be paid on November 19, 2008 to shareholders of record on November 5, 2008.

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. At September 30, 2008, the Company had cash and cash equivalents of $77.3 million. Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. To date, the Company has experienced no loss or lack of access to our invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. The Company believes that its cash flows from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for at least the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

At any point in time the Company also has International accounts in its subsidiaries that are with third party financial institutions. These balances exceed the countries bank guaranteed limits. While the Company monitors daily cash balances from its operating subsidiaries as appropriate, these cash balances as well as the availability of the Company’s line of credit could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts or its revolving line of credit.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of September 30, 2008, the Company had the following contractual obligations and commitments:

(in thousands)	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$5,350	$2,168	$3,050	$132	$—
Open purchase orders	13,653	13,653	—	—	—
Total	$19,003	$15,821	$3,050	$132	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at September 30, 2008 and there were $325,000 in standby letters of credit outstanding as of September 30, 2008. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

Effective January 1, 2007, the Company adopted the provisions of FIN 48 (see Note 16 of Notes to Condensed Consolidated Financial Statements.) As of September 30, 2008, the liability for uncertain tax positions, net of federal impacts on state tax issues was $5.8 million, of which, none is expected to be paid within one year.  Included in the $5.8 million is $2.2 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $2.6 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2008, the Company held $5.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. The short-term investments held at September 30, 2008 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2008, the fair value of the short-term investments would decline by an immaterial amount.

           At September 30, 2008, the Company held $16.4 million in principal of senior auction rate notes secured by student loans. As of September 30, 2008, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. During the first quarter of 2008, the company recorded a $1.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  In the second quarter of 2008, the company recorded an additional $0.5 million pre-tax temporary impairment of these auction rate securities to other comprehensive income. During third quarter, the Company recorded additional pre-tax temporary impairment totaling $360,000. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

At September 30, 2008, the Company had no fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2008.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

There is a slowdown in United States and global economy and unprecedented volatility in global markets, which can negatively impact the demand for semiconductor components, which is increasingly dependent upon the conditions in the global economy.

The current slowdown in the United States and global economy and unprecedented volatility in global markets has worsened the ongoing weakness in the semiconductor industry, and the future economic environment may continue to be less favorable than that of the recent years. Further significant disruption has worsened the economic slowdown. The economic slowdown and current tightening of credit in the financial markets has resulted in a decrease in orders for the Company’s products. In addition to reduction in sales, our profitability may decrease during downturns because we may not be able to reduce costs at the same rate as our sales decline. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow economic growth include: continued volatility in the United States and global credit markets, increased price inflation for goods, services or materials, slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil wars. Reduced level of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

Recent macroeconomic turmoil in the world financial markets is affecting commercial and consumer markets.  Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, causing customers and consumers to cut back on spending in order to conserve cash.  Our operating results in one or more segments may be affected by such economic conditions, and if such conditions remain uncertain, persist, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

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

The current tightening of the credit markets may adversely affect the Company’s business in a number of ways. The unprecedented contraction and extreme disruption in recent months in the credit and financial markets in the United States, Europe, and Asia has led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. While the Company does not currently require access to credit markets to finance its operations, these economic developments may adversely affect the Company’s business in a number of ways. The current tightening of credit in financial markets may limit the ability of the Company’s customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for the Company’s products or reduced ability to finance operations to supply products to the Company.

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

The short lead time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory.  Over the past several years, customers have worked to minimize the amount of inventory of semiconductors they hold.  Original equipment manufacturers, distributors and contract manufacturers within the electronics industry have reduced their semiconductor component days of inventory on hand by approximately 20% over the past six years. Over the same six years, the industry average for semiconductor manufacturer’s inventory days on hand has increased by approximately 25%. As a consequence customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand.  As a consequence of the short lead time environment and corresponding unpredictability of customer demand, the Company has increased its inventories approximately 20% over the past five to six years to maintain reliable service levels.  If actual customer demand for the Company’s products is different from the Company’s estimated demand, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company's business, financial condition, results of operations, or cash flows. In addition, the Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demand of the end customer.  Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company’s revenues and results of operations.

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

Company-Specific Risks

In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At September 30, 2008, the Company held $16.5 million in principal of senior auction rate notes secured by student loans. As of September 30, 2008, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. During the first nine months of 2008, the company recorded a $2.9 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

On July 24, 2008 the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.5 million was made on August 21, 2008, to shareholders of record as of business on August 5, 2008.

On October 23, 2008 the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock and is payable on November 19, 2008 for shareholders of record on November 5, 2008.

Issuer Repurchases of Equity Securities

On October 22, 2007, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2008.  On October 1, 2008, the Board of Directors approved an additional $10 million for the 2008 share repurchase program, bringing the amount that maybe spent to repurchase the Company’s common stock during 2008 to $60 million. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans, employee stock purchase plan and 401(k) plan.  The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors.

Repurchases of the Company's common stock during 2008 were as follows:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2008	1,623,470	$6.27	1,623,470	$39,814
February 2008	732,000	$6.32	732,000	$35,191
March 2008	267,400	$8.15	267,400	$33,012
Total Q1 2008	2,622,870	$6.48	2,622,870
April 2008	247,300	$9.36	247,300	$30,696
May 2008	330,337	$9.73	330,337	$27,483
June 2008	310,300	$9.56	310,300	$24,518
Total Q2 2008	887,937	$9.57	887,937
July 2008	349,880	$9.21	349,880	$21,295
August 2008	312,300	$9.44	312,300	$18,347
September 2008	487,660	$8.91	487,660	$14,004
Total Q3 2008	1,149,840	$9.14	1,149,840
Total 2008	4,.660,647	$7.72	4,660,647

ITEM 6.  EXHIBITS

Exhibit No.	Description
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: November 7, 2008	By /s/ Robert J. Barker
Robert J. Barker
Interim Vice President, Finance
and Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)