Form 10-K
period 2008-12-31
MICREL INC
filed 2009-02-26
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $352 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2009, the Registrant had outstanding 65,372,543 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2009 are incorporated by reference in Part II and Part III of this Report.

This Report on Form 10-K includes 84 pages with the Index to Exhibits located on page 79.

MICREL, INCORPORATED

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2008

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

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal and digital ICs. The Company currently ships over 3000 standard products and has derived the majority of its product revenue for the year ended December 31, 2008 from sales of standard analog and high speed communications ICs. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. For the years ended December 31, 2008, 2007, and 2006, the Company's standard products accounted for 95%, 92%, and 93%, respectively, of the Company's net revenues. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

Micrel’s high performance power management analog products are characterized by high speed, low noise and maximum efficiency in the smallest package.  Continuing trends to lower voltages and higher currents in the communications, networking and computing markets have created demand for high performance analog products to accurately control, regulate, convert and route voltage and current in electronic systems. The demand for high performance power management circuits has been further fueled by the growth of portable communications and computing devices (e.g. cellular handsets, portable media players and notebook computers). The Company also has an extensive power management offering for the networking and communications infrastructure markets including single-board and enterprise servers, network switches and routers, storage area networks and wireless base stations. In addition, the Company offers standard analog products that address other markets, including industrial, defense and automotive electronics.

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

The Company's family of Ethernet products targets the digital home and industrial/embedded networking markets. This product portfolio consists of physical layer transceivers (“PHY”), Media Access Controllers ("MAC"), switches, and System-On-Chip ("SoC") devices that support various Ethernet protocols supporting communication transmission speeds from 10 Megabits per second to 100 Megabits per second.

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

Cellular telephones, as an example, are composed of components and subsystems that utilize several different voltage levels, require multiple power analog circuits to precisely regulate and control voltage. Manufacturers continue to pack more processing power and functionality into smaller form factors placing severe demands on the battery. To maintain or extend talk times, high performance power management products are required.

The rapid adoption of the Internet for information exchange, in business and consumer markets, has led to a significant increase in the need for broadband communications technology. In recent years, there has been a significant expansion in the number of broadband subscribers for both DSL, cable modem and fiber to the home technologies. The increased bandwidth demand of these users will continue to consume the installed capacity and drive infrastructure upgrades in metropolitan and wide area networks. The additional demand of new wireless services utilizing the transmission of video will further accelerate this trend.

In the networking market, Ethernet has been widely adopted as a communication standard. Ethernet ports are now being provided on equipment ranging from PCs and PC peripherals to other consumer products such as Network Printers, Internet Protocol Set-Top Boxes ("IP-STB"), High-definition (“HD”) TV, Blue-Ray DVD players, Personal Video Recorders (PVR), Multimedia Servers, Internet Protocol Phones ("IP-phone"), Analog Telephone Adaptors ("ATA"), Internet Protocol Camera ("IP-camera"), Femto-cell base stations, game consoles, media converters, used to convert signals transmitted optically over fiber to standard cable (copper) and vice versa, and industrial equipment. This is driving rapid growth in both the digital home market to connect multiple PCs and peripherals and the industrial market to connect machinery to central control and monitoring equipment.

Micrel’s Strategy

Micrel seeks to capitalize on the growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. The Company's core competencies are its analog design and process technology, its large, in-house wafer fabrication capability and manufacturing expertise. The Company also seeks to capitalize on growth opportunities within the communications and networking markets and has successfully acquired companies serving these market segments. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

•
Focus on Standard Products for High Growth Markets. Currently, Micrel ships over 3000 standard products, with net revenues from standard products generating 95% of the Company's total net revenues for the year ended December 31, 2008. The Company, however, will pursue additional custom and foundry business as opportunities arise.

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

Net Revenues by Segment
(Dollars in thousands)	Years Ended December 31,
	2008	2007	2006
Net Revenues:
Standard Products	$246,644	$237,356	$258,214
Other Products	12,716	20,618	18,093
Total net revenues	$259,360	$257,974	$276,307
As a Percentage of Total Net Revenues:
Standard Products	95%	92%	93%
Other Products	5	8	7
Total net revenues	100%	100%	100%

The Company's products address a wide range of end markets. The following table presents the Company's revenues by end market as a percentage of total net revenues.

Revenues by End Market	Years Ended December 31,
	2008	2007	2006
As a Percentage of Total Net Revenues:
High-Speed Communications	26%	23%	26%
Wireless Handsets	19	17	19
Computer	15	18	19
Industrial	37	39	34
Military & Other	3	3	2
Total net revenues	100%	100%	100%

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

Networking and High-Speed Communications Market. The Company's High Bandwidth division develops and produces high speed Physical Media Devices (“PMD”) and interface integrated circuits for communications products targeted at fiber optic modules, active cables, backplane management, data and clock management applications.

Micrel's Ethernet division offers a broad range of PHY, MAC, Switch and SoC products for the 10/100/1000 Megabit Ethernet standard. The primary applications for the products are Digital Home Networks, Enterprise, and other Industrial/Embedded Ethernet systems.

The Company's future success will depend in part upon the timely completion, introduction, and market acceptance of new standard products. The standard products business is characterized by generally shorter product lifecycles, greater pricing pressure, larger competitors and more rapid technological change as compared to the Company's custom and foundry products business.

Other Products

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

The Company sells its products in Europe through a direct sales staff in the U.K., Germany, France and Sweden as well as independent sales representative firms, independent distributors and independent stocking representative firms. Asian sales are handled through Micrel sales offices in Korea, Japan, Taiwan, China and Singapore, independent distributors and independent stocking representative firms. The stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer.

In 2008, sales to customers in North America, Asia and Europe accounted for 30%, 56% and 14% respectively, of the Company's net revenues. In 2007 North America, Asia and Europe accounted for 33%, 55% and 12% respectively, of the Company's net revenues and in 2006 North America, Asia and Europe accounted for 30%, 59% and 11% respectively, of the Company's net revenues.  The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, are included in Note 12 of Notes to Consolidated Financial Statements.

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

Customers

For the year ended December 31, 2008 one customer, a worldwide distributor, accounted for 13% of the Company's net revenues. For the year ended December 31, 2007 two worldwide distributors accounted for 15% and 13%, respectively, of the Company's net revenues. For the year ended December 31, 2006 three customers, two worldwide distributors and a stocking representative accounted for 13%, 12% and 10%, respectively, of the Company's net revenues.

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

The Company utilizes third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2008, approximately 10% of Micrel's wafer requirements were fabricated at third-party foundry suppliers, including all of Micrel's Ethernet networking products.

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

The Company's analog, mixed-signal and digital design engineers principally focus on developing next generation standard products for the Company’s targeted markets. The Company's new product development strategy emphasizes a broad line of standard products that are based on customer input and requests.

In 2008, 2007, and 2006 the Company spent $54.9 million $54.5 million, and $52.1 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Intellectual Property Protection

The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 254 United States patents on semiconductor devices and methods, with various expiration dates through 2027. The Company has applications for 109 United States patents pending. The Company holds 53 issued foreign patents and has applications for 88 foreign patents pending.

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

The standard products market for analog ICs is diverse and highly fragmented. and the Company encounters different competitors in its various market areas. The Company's principal analog circuit competitors include Linear Technology Corporation, Maxim Integrated Products, Inc., and National Semiconductor Corp. in one or more of its product areas. Other competitors include Texas Instruments, Freescale Semiconductor (formerly Motorola), Intersil, Fairchild Semiconductor, Advanced Analogictech, Semtech and ON Semiconductor. Most of these companies have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company's principal competitors for products targeted at the high bandwidth communications market are ON Semiconductor, Analog Devices, Maxim Integrated Products, Inc., Vitesse Semiconductor Corp., Integrated Device Technology and Mindspeed. The primary competitors for Micrel's Ethernet products are Broadcom Corp., Marvell Technology Group Ltd. and a number of Taiwanese companies.

With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products, and price. The Company believes that it competes favorably in all these areas.

Backlog

At December 31, 2008, the Company's backlog was approximately $40 million, substantially all of which is scheduled to be shipped during the first six months of 2009. At December 31, 2007, backlog was approximately $48 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to United States, Canadian and certain other international distributors who receive significant return rights and price adjustments from the Company are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations.

Employees

As of December 31, 2008, the Company had 852 full-time employees as compared to 923 at December 31, 2007. In response to the world economic financial crisis, the Company subsequently reduced its employee base by an additional 49 employees in January 2009 to 803. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

Segment Information

The Company has two reportable segments: standard products and other product revenues, which consist primarily of custom and foundry products revenues and revenues from the license of patents. Segment financial information is presented in Note 12 in the Consolidated Financial Statements, which is incorporated by reference here.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

The current global recession and unprecedented volatility in global capital markets could have a material adverse effect on the Company’s business, results of operations, and financial condition, and the Company does not expect these conditions to improve in the near future.  The current global economic downturn and unprecedented volatility in global capital markets has worsened the ongoing weakness in the semiconductor industry, and the Company expects that the future economic environment may continue to be considerably less favorable than that of the recent years. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions, and the Company cannot accurately predict how severe and prolonged this downturn might be. The global recession and credit crisis in the financial markets has resulted in a decrease in orders for the Company’s products, which may continue or worsen for the foreseeable future, and which may negatively affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during this economic downturn because it may not be able to reduce costs at the same rate as its sales decline.

Recent macroeconomic turmoil in the world financial markets is affecting commercial and consumer markets.  Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, causing customers and consumers to cut back on spending in order to conserve cash.  Additionally, many of the Company’s customers procure its products on credit. If credit is not available to them, it may be difficult or impossible for customers to purchase the Company’s products. The Company’s operating results in one or more segments may be materially adversely affected by the current economic conditions, and if such conditions remain uncertain, persist, or deteriorate further, the Company may experience material impacts on its business, operating results, and financial condition.

Demand for semiconductor components is increasingly dependent upon the rate of growth of the global economy.  The current global economic downturn and any worsening in the global economy could cause demand for the Company’s products to be adversely affected, which in turn could negatively affect revenues, results of operations and financial condition.  Many factors could adversely affect regional or global economic growth.  Some of the factors that could further slow global economic growth include: continued volatility in the United States and global credit markets, increased price inflation for goods, services or materials, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest.  Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

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

The current tightening of the credit markets may adversely affect the Company’s business in a number of ways. The unprecedented contraction and extreme disruption in recent months in the credit and financial markets in the United States, Europe, and Asia has led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. While the Company does not currently require access to credit markets to finance its operations, these economic developments may adversely affect the Company’s business in a number of ways. The current tightening of credit in financial markets may limit the ability of the Company’s customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for the Company’s products or reduced ability to finance operations to supply products to the Company. The Company cannot predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. Further, the worldwide economic slowdown makes it is extremely difficult for the Company to forecast future sales levels based on historical information and trends. Visibility into customer demand continues to be limited due to short order lead times. Portions of the Company’s expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent the Company does not achieve its anticipated levels of sales, its gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

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

Many semiconductor companies face risks associated with a dependence upon third parties that manufacture, assemble or package certain of its products.  These risks include reduced control over delivery schedules and quality; inadequate manufacturing yields and excessive costs; the potential lack of adequate capacity during periods of excess demand; difficulties selecting and integrating new subcontractors; potential increases in prices; disruption in supply due to civil unrest, terrorism, natural disasters or other events which may occur in the countries in which the subcontractors operate; and potential misappropriation of the Company's intellectual property.  The occurrence of any of these events may lead to increased costs or delay delivery of the Company's products, which would harm its profitability and customer relationships. The Company does not have long-term supply contracts with any of its third-party vendors. Therefore, the vendors are not obligated to perform services or supply products to the Company for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors.  As a result, Micrel is subject to the risk that a third-party supplier will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply.

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

The success of companies in the semiconductor industry depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technology innovation. The success of companies like Micrel may depend on their ability to obtain necessary intellectual property rights and protect such rights. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, others may develop technologies that are similar or superior to the Company's technology, duplicate technology or design around the patents owned by the Company. Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Claims alleging infringement of intellectual property rights have been asserted against the Company in the past and could be asserted against the Company in the future. These claims could result in the Company having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; attempt to obtain a license to the relevant intellectual property and develop non-infringing technology. The Company may not be able to obtain or renew such licenses on acceptable terms or to develop non-infringing technology. In addition, the Company relies on third parties for certain technology that is integrated into some of its products. If the Company was unable to continue to use or license on reasonable terms third-party technologies used in some of its products or the technology fails to operate, the Company may not be able to secure alternatives in a timely manner and its business would be harmed. Existing claims or other assertions or claims for indemnity resulting from infringement claims, or the failure to obtain a key license or renew or renegotiate existing licenses on favorable terms could adversely affect the Company's business, financial condition, results of operations, or cash flows.

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

In addition, equity awards generally comprise a significant portion of the Company’s compensation packages for key employees. As a result of the recent decline in the Company’s stock price, many of its key employees hold options with exercise prices in excess of the current stock price, and therefore retention of these key employees may be difficult in a highly competitive market. SFAS 123R requires the Company to expense the fair value of equity awards to its employees Any modifications of existing equity awards or grants of new equity awards may increase the Company’s operating expenses.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At December 31, 2008, the Company held $16.2 million in principal of senior auction rate notes secured by student loans. As of December 31, 2008, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. During 2008, the Company has recorded a $3.5 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements.

The Company faces various risks associated with the trend in increased shareholder activism.  In 2008, the Company became engaged in a proxy contest with a large shareholder. This dispute led to a significant increase in operating expenses which appreciably reduced the Company’s operating profit and net income.  The Company prevailed in the contest and has subsequently engaged in discussions with the activist shareholder. To-date, this has resolved the dispute.  However, if the Company should become engaged in another proxy battle with either this same shareholder, or another large shareholder, a new proxy contest would require significant additional management time and increased operating expenses which could adversely affect the Company’s profitability and cash flows.

Ownership of the Company’s stock is highly concentrated.  As of February 20, 2009, affiliates of the Company, which includes directors, officers, an institutional holder of more than ten percent and an individual holder of more than 10% of the Common Stock, held in aggregate approximately 42% of the Company’s outstanding common stock. As a result, a limited number of shareholders may have the ability to substantially influence the outcome of corporate actions requiring stockholder approval and significant sales or purchases of the Company’s Common Stock may cause the price of the Company’s Common Stock to fluctuate.

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

The complexity of the Company’s products may lead to errors or defects, which could subject the Company to significant costs or damages and adversely affect market acceptance of its products. Although the Company’s customers and suppliers rigorously test its products, these products may contain undetected errors, weaknesses or defects. If any of the Company’s products contain production defects, reliability, quality or compatibility problems that are significant, the Company’s reputation may be damaged and customers may be reluctant to continue to buy its products. This could adversely affect the Company’s ability to retain and attract new customers. In addition, these defects could interrupt or delay sales of affected products, which could adversely affect the Company’s results of operations.

If defects are discovered after commencement of commercial production, the Company may be required to incur significant costs to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from other development efforts. The Company could also incur significant costs to repair or replace defective products or may agree to be liable for certain damages incurred. These costs or damages could have a material adverse effect on The Company’s financial condition and results of operations.

The Company will continue to expend substantial resources developing new products, applications or markets and may never achieve the sales volume that it anticipates for these products, which may limit the Company’s future growth and harm its results of operations. The Company’s future success will depend in part upon the success of new products. The Company has in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. The Company may experience unforeseen difficulties and delays in developing these products and experience defects upon volume production and broad deployment. The markets the Company enters will likely be highly competitive and competitors may have substantially more experience in these markets. The Company’s success will depend on the growth of the markets it enters, the competitiveness of its products and its ability to increase market share in these markets. If the Company enters markets that do not achieve or sustain the growth it anticipates, or if the Company’s products are not competitive, it may not achieve volume sales, which may limit the Company’s future growth and would harm its results of operations.

If the Company is unable to convert a significant portion of its design wins into revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted. The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of the Company’s design wins may never generate revenues if end-customer projects are unsuccessful in the market place or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If the Company fails to convert a significant portion of its design wins into substantial revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

If the Company’s distributors or sales representatives stop selling or fail to successfully promote its products, the Company’s business, financial condition and results of operations could be adversely impacted. Micrel sells many of its products through sales representatives and distributors. The Company’s non-exclusive distributors and sales representatives may carry its competitors’ products, which could adversely impact or limit sales of the Company’s products. Additionally, they could reduce or discontinue sales of the Company’s products or may not devote the resources necessary to adequately sell the Company’s products. The Company’s agreements with distributors contain limited provisions for return of products, including stock rotations whereby distributors may return a percentage of their purchases based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of the Company’s significant distributors or the delay of significant orders from any of them, could materially and adversely harm the Company’s business, financial conditions and results of operations.

In addition, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. Management believes that the Company’s success depends on these distributors and sales representatives. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell the Company’s products, its business, financial condition and results of operations could be adversely impacted.

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

The Company’s results of operations could vary as a result of the methods, estimations and judgments used in applying its accounting policies. The methods, estimates and judgments used by the Company in applying its accounting policies have a significant impact on its results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions and changes in rulemaking by the regulatory bodies; and factors may arise over time that lead the Company to change its methods, estimates, and judgments. Changes in those methods, estimates and judgments could significantly impact the Company’s results of operations.

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

Associated with the acquisition of Electronic Technology Corporation in 2000, the Company owns a 12,175 square foot design facility in Huxley, Iowa. In January 2009, the Company closed the design facility in conjunction with a Company wide reduction in force.  The Company is currently offering the facility for sale.

The Company also leases small sales and technical facilities located in, Richardson, TX; Irvine, CA; Bundang, Korea; Taipei, Taiwan; Shenzhen, P.R. China; Singapore; Yokohama, Japan; Newbury, U.K.; Livingston, and Villebon, France.

The Company believes that its existing facilities are adequate for its current manufacturing needs. The Company believes that if it should need additional space, such space would be available at commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

The information included in Note 11 of Notes to Consolidated Financial Statements under the caption “Litigation” in Item 15 of Part IV is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on October 1, 2008.  At the Annual Meeting, shareholders voted on four matters: (a) to amend the Company’s bylaws to provide for a range of four to seven members of the Board of Directors, (b) to elect the following five nominees to serve as members of the Board of Directors of the Company until the 2009 Annual Meeting and until their successors are duly elected and qualified: Raymond D. Zinn, Daniel A. Artusi, Michael J. Callahan, Neil J. Miotto and Frank W. Schneider, (c) to amend Micrel’s 2003 Incentive Award Plan to increase the number of shares available for issuance under the plan by 3,500,000 shares and to make certain other modifications, and (d) to ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008. The proposals were voted upon and approved in the manner set forth below:

Proposal No. 1 – To approve an amendment to the Amended and Restated Bylaws of the Company to provide for a range of four to seven members of the Board of Directors:

FOR	AGAINST
65,810,122	103,495

Proposal No. 2 - Election of members of the Board of Directors. The following persons were duly elected to the Board of Directors by the shareholders for a one year term and until their successors are elected and qualified:

NOMINATION	FOR	WITHHELD
Raymond D. Zinn	64,796,843	1,126,517
Daniel A. Artusi	65,576,693	346,667
Michael J. Callahan	61,936,696	3,986,664
Neil J. Miotto	65,577,241	346,119
Frank W. Schneider	65,340,904	582,456

Proposal No. 3 – To approve an amendment to the 2003 Incentive Award Plan to increase the number of shares available for issuance under the plan by 3,500,000 shares and to make certain other modifications:

FOR	AGAINST	ABSTAIN
57,490,717	3,549,477	54,210

Proposal No. 4 – To ratify the appointment PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

FOR	AGAINST	ABSTAIN
65,876,271	25,419	21,671

2009 Annual Meeting of Shareholders

    The Annual Meeting of Shareholders of Micrel, Incorporated, or the Company, is to be held on May 21, 2009.  Shareholder proposals or nominations submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must be received by the Company within a reasonable time before the Company begins to print and send its proxy materials for the 2009 Annual Meeting of Shareholders and must comply with all applicable Securities and Exchange Commission rules, in order to be considered for inclusion in the Company’s proxy materials for the 2009 Annual Meeting of Shareholders.  Shareholder proposals or nominations that are not submitted pursuant to Rule 14a-8 under the Exchange Act must be delivered to or mailed and received by the Secretary of the Company at the principal executive offices of the Company no later than the close of business on March 9, 2009. A shareholder’s notice must also satisfy the other requirements set forth in Section 2.4 of the Company’s bylaws.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

The Company’s Common Stock is listed on the Nasdaq Stock Market LLC under the Symbol “MCRL.” The range of daily closing sales prices per share for the Company’s Common Stock from January 1, 2007 to December 31, 2008 was:

Year Ended December 31, 2008:	High	Low
Fourth quarter	$8.72	$5.82
Third quarter	$9.85	$8.31
Second quarter	$10.36	$8.85
First quarter	$9.39	$5.60

Year Ended December 31, 2007:	High	Low
Fourth quarter	$11.13	$7.96
Third quarter	$13.91	$9.85
Second quarter	$13.24	$11.09
First quarter	$12.05	$9.78

The reported last sale price of the Company’s Common Stock on the NASDAQ Global Market on December 31, 2008 was $7.31. The approximate number of holders of record of the shares of the Company’s Common Stock was 473 as of February 20, 2009. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company’s Common Stock as of February 20, 2009 was approximately 7,000.

The Company has authorized Common Stock, no par value and Preferred Stock, no par value. The Company has not issued any Preferred Stock.

The information required by this item regarding securities authorized for issuance under equity compensation plans is included under the caption "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Dividend Policy

On January 29, 2009, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable February 25, 2009 to shareholders of record on February 11, 2009. During the year ended December 31, 2008 the Company paid cash dividends of $9.5 million.

Issuer Purchases of Equity Securities

Repurchases of the Company's common stock during 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2008	1,623,470	$6.27	1,623,470	$39,814
February 2008	732,000	$6.32	732,000	$35,191
March 2008	267,400	$8.15	267,400	$33,012
Total Q1 2008	2,622,870	$6.48	2,622,870
April 2008	247,300	$9.36	247,300	$30,696
May 2008	443,299	$9.71	443,299	$26,393
June 2008	310,300	$9.56	310,300	$23,428
Total Q2 2008	1,000,899	$9.57	1,000,899
July 2008	349,880	$9.21	349,880	$20,206
August 2008	312,300	$9.44	312,300	$17,257
September 2008	487,660	$8.91	487,660	$12,914
Total Q3 2008	1,149,840	$9.14	1,149,840
October 2008	1,042,557	$7.21	1,042,557	$15,402
November 2008	1,030,421	$6.73	1,030,421	$8,471
December 2008	394,600	$7.09	394,600	$-
Total Q4 2008	2,467,578	$6.99	2,467,578
Total 2008	7,241,187	$7.50	7,241,187

The information included in Note 7 of Notes to Consolidated Financial Statements under the caption “Stock Repurchase Plan” in Item 15 of Part IV is incorporated herein by reference. In December 2008, the Board authorized an additional $50 million of stock repurchases during 2009 as part of the Company’s ongoing stock repurchase program.

Subsequent Event

On February 11, 2009, the Company and certain of the Company’s directors and executive officers entered into a Stock Purchase Agreement with Obrem Capital Offshore Master, LP and Obrem Capital (QP), LP (the “Obrem Entities”) to purchase 1,883,000 shares of the Company’s common stock owned by the Obrem Entities in a privately negotiated transaction. The information included in Note 18 of Notes to Consolidated Financial Statements under the caption “Subsequent Events” in Item 15 of Part IV is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below is not necessarily indicative of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto which are incorporated herein by reference.
Income Statement Data(1):	Years Ended December 31,
(in thousands, except per share amounts)	2008	2007(2)	2006(3)	2005(4)	2004(5)
Net revenues	$259,360	$257,974	$276,307	$250,356	$257,551
Cost of revenues*	116,351	111,068	117,164	115,559	134,701
Gross profit	143,009	149,906	159,143	134,797	122,850
Operating expenses:
Research and development*	54,947	54,523	52,074	45,231	42,473
Selling, general and administrative*	44,405	45,040	49,016	46,159	38,590
Proxy contest expense	4,153	—	—	—	—
Restructuring charges (credits)	(842)	128	269	—	584
Purchased in-process technology	—	—	—	—	303
Other operating expense	—	86	966	9,282	—
Total operating expenses	102,663	99,777	102,325	100,672	81,950
Income from operations	40,346	47,129	56,818	34,125	40,900
Other income, net	2,936	21,717	5,403	4,180	1,712
Income before income taxes	43,282	68,846	62,221	38,305	42,612
Provision for income taxes	15,025	24,778	24,497	12,264	11,246
Net income	$28,257	$44,068	$37,724	$26,041	$31,366

Net income per share:
Basic	$0.40	$0.57	$0.46	$0.30	$0.34
Diluted	$0.40	$0.57	$0.46	$0.30	$0.34
Shares used in computing per share amounts:
Basic	70,549	76,918	81,550	87,055	91,498
Diluted	70,653	77,813	82,842	87,971	93,083

Cash dividends per common share	$0.14	$0.09	$—	$—	$—

*Share based compensation included in:
Cost of revenues	$974	$1,156	$1,540	$159	$535
Research and development	2,086	2,130	3,341	161	723
Selling, general and administrative	2,119	2,199	3,534	450	1,263

Balance Sheet Data(1):	December 31,
(in thousands)	2008	2007	2006	2005	2004
Working capital	$111,397	$128,365	$140,790	$163,939	$184,898
Total assets	260,343	295,276	300,649	320,016	335,009
Long-term debt and other obligations	4,740	3,149	453	475	2,047
Total shareholders' equity	208,406	237,143	236,217	256,445	282,963
_____________
(1) During the fourth quarter of 2008, the Company identified errors related to calculating deferred income for sell-through distributors. The financial statements for the years ended December 31, 2004, 2005, 2006 and 2007 have been revised to correct for the immaterial errors (the impact of the error corrections on 2006 and 2007 is presented in Note 2 of Notes to Consolidated Financial Statements). For 2005, the error correction resulted in an increase to net income of $683,000. For 2004, the error correction resulted in an increase to net income of $113,000.
(2) Other income, net for the year ended December 31, 2007, includes $15.5 million in non-operating income resulting from the settlement of litigation (see Note 11 of Notes to Consolidated Financial Statements).
(3) Operating results for the year ended December 31, 2006, include $2.9 million in revenues related to a patent license granted by Micrel to Monolithic Power Systems and $846,000 in accrued other expense related to a legal judgment against Micrel in a patent infringement suit with Linear Technology Corporation (see Note 11 of Notes to Consolidated Financial Statements). In addition, operating results for the year ended December 31, 2006 also include $714,000 in cost of revenues related to the settlement of a patent dispute with International Business Machines (see Note 14 of Notes to Consolidated Financial Statements). On January 1, 2006, Micrel adopted the provisions of SFAS No. 123R for recording share-based compensation (see Note 7 of Notes to Consolidated Financial Statements).
(4) Operating results for the year ended December 31, 2005, include $9.3 million in accrued litigation expense related to a jury verdict against Micrel in its suit against TRW Automotive and for TRW Automotive in its countersuit against Micrel.
(5) Net income for the year ended December 31, 2004, includes $6.3 million in net reversals of accrued income and payroll tax liabilities as a result of the completion of a federal tax audit.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the years 2006 through 2008 have been provided.

In the first quarter of 2006, broad based strength in customer demand, combined with continued lean channel inventories resulted in the highest quarterly booking level for Micrel since calendar year 2000. Net revenues increased 5% on a sequential basis to $68.2 million and were 12% above the net revenues of the year-ago period.  The sequential growth in net revenues was primarily the result of increased demand from customers serving the wireline communications end market and higher resales of the Company’s products through its distributors, partially offset by seasonal declines in sales to the wireless handset (primarily in Korea) and computing end markets.  First quarter of 2006 gross margin of 58.0% was the highest quarterly gross margin as of that time in the Company’s history.

In the second quarter of 2006, overall order rates moderated from the levels experienced in the first quarter.  Second quarter 2006 net revenues of $70.2 million increased by 3% sequentially and were 13% above the prior year period.  The growth in net revenues continued to be led by demand from customers serving the wireline communications end market. This growth was partially offset by continued weakness in demand from Korean-based customers serving the wireless handset end market as they experienced a sequential decline in handset shipments during the second quarter.  Second quarter 2006 gross margin of 56.7% declined by 1.3% as compared to the first quarter of 2006.

In the third quarter of 2006, overall order rates declined on a sequential basis, primarily because the Company’s sell-through distributors reduced orders and consumed backlog in an attempt to control inventory levels.  Third quarter 2006 net revenues of $73.5 million increased by 5% sequentially.  Continued strength from the industrial end market, combined with a rebound in the Company’s wireless handset business, led the product revenue growth in the third quarter.  Third quarter 2006 net revenues included $2.9 million associated with a patent license that was previously under litigation. Third quarter 2006 gross margin of 58.7% was the highest level in the Company’s history. The settlement of intellectual property matters, and related licensing revenues and expenses, resulted in $2.2 million of net pre-tax operating income included in the third quarter, increasing third quarter 2006 net income by $0.02 per diluted share.

Fourth quarter 2006 order rates were slightly lower than the third quarter, and remained below the level of fourth quarter revenues as customers attempted to reduce inventory levels.  Fourth quarter net revenues were $64.5 million, a decrease of 12% from third quarter revenues of $73.5 million. The sequential decline in sales resulted primarily from reduced demand from wireless handset manufacturers combined with lower distribution revenues and the absence of patent license revenue.  Gross margin of 56.9% declined from the previous quarter primarily due to lower revenues and the impact of reduced manufacturing volumes leading to less absorption of fixed cost.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Micrel’s overall financial performance in 2006 was one of the best on an annual basis in the Company’s history.  Revenues of $276.3 million were the second highest annual amount ever recorded.  Total sales increased by 10.4% over the $250.4 million posted in 2005.  Gross margin of 57.6% improved for the fourth consecutive year and reached the highest level in the Company’s history, exceeding previous peak levels recorded in the year 2000 when revenues were 25% higher than 2006.  Income from operations of $56.8 million increased by 66% from the $34.1 million recorded in 2005.  Operating margin improved to 20.6% from 13.6% in 2005.  Year 2006 net income was $37.7 million, or $0.46 per diluted share, an increase of 45% from $26.0 million, or $0.30 per diluted share in 2005.  Year 2006 net income and earnings per share were the second highest ever recorded by Micrel on an annual basis.  Operating cash flow for the year of 2006 was $59 million.

During the first quarter of 2007, customers continued to control their inventories closely.  However, the order rates the Company experienced during the quarter suggested that customer and channel inventories had fallen to levels consistent with end demand.  Micrel’s first quarter bookings increased in all major geographic regions resulting in an 18% growth in orders compared with fourth quarter 2006 levels.  The total overall amount of new orders booked in the first quarter exceeded revenues.  The sequential improvement in bookings was driven by higher order levels from customers serving the high speed communications, wireless handset and industrial end markets.  Order rates increased for both OEM customers and sell-through distributors, while bookings from Micrel’s Asian-based sell-in distributors were flat from fourth quarter levels.  First quarter revenues were $63.1 million, 2% less than the $64.5 million recorded in the fourth quarter 2006 and 7% lower than the $68.2 million posted in the first quarter of 2006.  Seasonal declines in sales to customers serving the computing, wireless handset and consumer end markets were partially offset by higher resales through the Company’s sell-through distributors.  Gross margin increased sequentially to 58.0% despite lower revenues and inventory reduction due to a combination of lower manufacturing costs and a higher gross margin sales mix.  First quarter operating profit was $11.2 million, or 18% of sales.  The Company’s on-hand inventory declined on a sequential basis.  Overall channel inventories remained relatively flat from the end of 2006, with increases at the Company’s sell-through distributors offset by lower inventory levels at Micrel’s sell-in distributors.

In the second quarter of 2007, order lead times remained in the four to six week range.  Although customers continued to closely monitor their inventories, the dollar amount of second quarter bookings exceeded the Company’s revenue level. Second quarter revenues were $65.1 million, a sequential increase of 3% over the $63.1 million recorded in the first quarter, and 7% lower than the $70.2 million posted in the year-ago period. The sequential growth in second quarter revenues was led by increased sales to customers serving the communications and computing end markets, offsetting lower sales of the Company’s products to major Korean wireless handset customers.  Gross margin of 57.4% increased 0.7% from the prior year period and decreased by 0.6% from the first quarter.  During the second quarter, the Company operated at a lower level of factory utilization, which had the combined effect of reducing both inventory levels and gross margin.  Channel inventories also declined on a sequential basis as the Company’s major global sell-through distributors attempted to take advantage of readily available semiconductor component supplies to increase their working capital turns.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Demand for the Company's products in the third quarter of 2007 was generally seasonal in nature.  Bookings from industrial and wireline communication customers softened, while holiday and back-to-school related markets such as wireless handsets, computing and consumer were more robust.  Faced with concerns about the growth of the U.S. economy, the Company’s sell-through distributors were cautious throughout the third quarter as they saw their orders slow and inventories build.  The overall amount of orders booked by the Company in the third quarter was approximately the same as the revenue level for the quarter.  Customers continued to control their inventories very closely during the third quarter in the face of short lead times, due in part to their belief that the semiconductor industry had sufficient inventory and/or the ability to deliver sufficient quantities to meet customer demand in this shorter lead time environment.  Micrel’s order lead times decreased throughout the quarter, starting out at about five weeks in July and declining to three to four weeks in September.  Third quarter revenues were $65.2 million, up slightly compared to the second quarter, and 11% lower than the $73.5 million posted in the year-ago period.  An increase in third quarter sales to customers in the wireless handset and consumer end market was offset by lower revenues from customers in the wireline communications end market, arising from lower shipments to major Chinese communications customers as they trimmed inventory levels.  Gross margin decreased from 57.4% in the second quarter to 56.6% in the third quarter of 2007, and decreased from 58.7% in the year ago period.  During the third quarter, the Company reduced on-hand inventory levels despite a higher level of factory utilization.  Channel inventories increased by approximately one week over the second quarter due to seasonally slower distribution sales of the Company’s products.  Third quarter operating profit was $12.4 million, or 18.9% of revenues.

In the fourth quarter of 2007, the increasingly uncertain macroeconomic environment appeared to heighten the Company’s customer’s focus on maintaining lean inventories.  Global distributors and certain OEM customers informed the Company that they attempted to minimize inventory at year-end.  As a consequence, customer orders and purchases declined more quickly than usual in the month of December, resulting in a quarterly book-to-bill ratio of less than one, and impacting fourth quarter revenues.  Revenues for the fourth quarter of 2007 decreased 1% from the third quarter to $64.6 million and were essentially flat to the revenues in the year-ago period.  Sales to customers serving the consumer, computing and the wire line communications end markets declined on a sequential basis, partially offset by increased sales of the Company’s Ethernet products during the quarter.  Gross margin decreased to 55.7% in the fourth quarter from 56.6% in the third quarter primarily as a result of a less favorable sales mix. Fourth quarter operating profit was $11.6 million, or 18% of revenues.  On-hand inventories increased during the fourth quarter, while channel inventories decreased by approximately one week from the end of the third quarter.

Micrel’s financial performance in 2007 remained solid.  Total year gross margin of 56.9% was the second highest in the Company history.  Net income for fiscal 2007 increased 16.8% to $44.1 million, or $0.57 per diluted share, compared with net income of $37.7 million, or $0.46 per diluted share in 2006.  Included in 2007 pre-tax income was a $15.5 million gain associated with a first quarter legal settlement, which after income taxes, was equivalent to $9.5 million or $0.12 per diluted share.  Cash flows from operations of $67.8 million during the year enabled the repurchase of 5.5 million shares of common stock for $55.1 million, representing approximately 7% of the shares outstanding at the beginning of the year.  In addition, the Company commenced a $0.03 per common share cash dividend payment to shareholders in the second quarter of 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the first quarter of 2008, bookings levels rebounded from the fourth quarter of 2007, resulting in the highest quarterly booking level since Q1 2006 and a book-to-bill ratio significantly above one.  First quarter revenues of $66.1 million increased 2% sequentially compared to fourth quarter 2007 revenues of $64.6 million and increased 5% compared to revenues of $63.1 million recorded in the prior year period.  The increase in revenues was primarily due to stronger demand from the wire line communications, digital TV, industrial and voice-over-IP end markets, which offset seasonal declines in sales to the computing and wireless handset end markets.  Revenues through Micrel’s sell-through distributors increased in the first quarter and the number of weeks of distribution channel inventory decreased slightly on a sequential basis.  Gross margin improved to 56.3% in the first quarter of 2008 from 55.7% in the fourth quarter of 2007 while at the same time inventory levels were reduced.  First quarter operating profit was $11.6 million, or 18% of revenues. Earnings per diluted share for the first quarter of 2008 increased to $0.12 per share from $0.11 per share reported in the fourth quarter of 2007.

During the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund, Obrem Capital Management LLC (“OCM”). This issue resulted in Micrel incurring incremental operating expenses on this matter of $331,000 during the first quarter, $2.4 million in the second quarter, $349,000 in the third quarter and $1.1 million in the fourth quarter of 2008. See “Proxy Contest Expense in the Results of Operations” section in “Management Discussions and Analysis of Financial Conditions and Results of Operations”.

In the second quarter of 2008, total bookings remained firm, resulting in a book-to-bill ratio above one. Second quarter bookings were paced by demand from customers serving the communications, industrial, and wireless handset end markets.  Customers remained very cautious, which continued to keep order lead times in the 4 to 5 week range. In the second quarter, Micrel posted its highest sequential revenue growth rate in four years.  Second quarter revenues of $70.6 million came in at the high end of the Company’s guidance, increasing by $4.5 million, or 7%, from the first quarter, and were up by $5.5 million, or 8% from the prior year period.  The growth in revenues was led by stronger demand from customers serving the wireline communications, wireless handset, and wi-fi voice-over-IP end markets, combined with record sales through the Company’s global sell-through distributors.  The turns fill percentage for the second quarter was slightly above 50%.  Gross margin was 56.4%, which was about the same as the first quarter of 2008.  Second quarter operating profit was $11.1 million, or 16% of sales.  A total of $2.4 million of proxy contest expenses reduced Micrel’s operating income by approximately 18% in the second quarter, and also had the effect of reducing operating margin by approximately 3% in the second quarter.  Second quarter 2008 net income was $7.4 million, or $0.10 per diluted share.  This compares with first quarter 2008 net income of $8.3 million, or $0.12 per diluted share, and net income of $8.8 million or $0.11 per diluted share in the prior year period.  Expenses related to the Company’s proxy contest reduced net income by $0.02 per share in the second quarter.

Financial markets in the United States, Europe and Asia experienced extreme disruption in the second half of the fiscal year ending December 31, 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. In the third quarter of 2008, concerns related to the deterioration in the global financial and credit markets, including with respect to the availability and cost of credit, contributed to instability in worldwide capital and credit markets and diminished expectations for the U.S. and global economy.  These conditions worsened in the fourth quarter of 2008, and combined with uncertainty about the global economy in general, contributed to volatility of unprecedented levels and a further economic slowdown.  Although governments have taken unprecedented actions in an attempt to alleviate the credit crisis, customers and consumers began to cut back on spending in order to conserve cash in the third quarter of 2008.  This resulted in the slowing of orders from Micrel’s distributors and direct OEM customers, which continued into the fourth quarter of 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the third quarter of 2008, total bookings were less than revenues, resulting in a book-to-bill ratio of less than one. Third quarter bookings decreased abruptly in the last two weeks of the quarter. Notwithstanding the order decrease, resales of the Company’s products from global sell-through distributors remained strong throughout the quarter and represented an all-time record for the Company. In the third quarter, Micrel posted $67.5 million in revenue, a decrease of 4% sequentially and an increase of 4% from third quarter of 2007. The sequential quarter decrease in sales primarily resulted from reduced demand from customers serving the wireline communications, Wi-FI voice-over IP and foundry sales to a major solar end customer. This was offset by slight increases in the computer and consumer markets. The OEM turns fill percentage for the third quarter was approximately 50%. Third quarter gross margin was 55.3%, down 1.1% from 56.4% in Q2. Research and development spending was $13.8 million, or 20% of revenues in the third quarter compared to $14.8 million or 21% of revenues in the second quarter. Selling, general and administrative expenses were $11.3 million, or 17% of sales, down from $11.6 million in the second quarter. GAAP operating income was $11.9 million, or 18% of sales. This compares to operating income of $11.1 million in the second quarter and $12.3 million in the prior year period. Other income, net was unchanged quarter to quarter at $700 thousand. The effective tax rate was 38.9% for the third quarter. Third quarter net income was $7.7 million, or $0.11 per diluted share. This compares with second quarter net income of $7.4 million, or $0.10 per diluted share, and GAAP net income of $9.1 million or $0.12 per diluted share in the year ago.

Fourth quarter revenue of $55.2 million decreased by $12.4 million, or 18%, from $67.5 million in the third quarter.  Fourth quarter revenues were lower by $9.4 million, or 15%, from $64.6 million in the same period last year.  The sequential and year-over-year decrease in revenues was due to tight year-end inventory control in most geographies, channels and end markets as a result of the worldwide financial crisis. The worldwide macroeconomic recession in the fourth quarter caused the Company’s customers to focus on maintaining lean inventories.  The Company’s global distributors and a number of major OEM customers took action to minimize inventories at year-end.  As a consequence, customer orders and purchases declined in November and December after strong activity in October.  For the fourth quarter, Micrel’s overall book-to-bill ratio was below one. Order lead times from the Company’s customers remained relatively short at from three to six weeks during the quarter.

Fourth quarter gross margin was 52.0%, compared to 55.3% in the third quarter.  The decrease in gross margin was the result of factory underutilization and additional inventory reserves due to a lower sales forecast. Fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share compares with third quarter 2008 net income of $7.7 million, or $0.11 per diluted share, and net income of $8.4 million or $0.11 per diluted share in the same period in 2007.

For the year ended December 31, 2008, Micrel’s financial performance continued to be solid, especially in light of the current economic conditions. The Company performed well in a difficult environment. Full year revenues of $259.4 million were up slightly, compared with $258.0 million in 2007.  Net income for fiscal 2008 was $28.3 million, or $0.40 per diluted share, compared with net income of $44.1 million, or $0.57 per diluted share in 2007.  Included in 2007 net income was a $15.5 million pre-tax gain associated with a first quarter legal settlement, which after income taxes, is equivalent to $0.12 per diluted share. Gross margins for 2008 were 55.1% compared to 56.9% in 2007.  The Company’s design efforts resulted in a record number of new product releases in 2008.  Solid cash flows from operations of $53.3 million during the year enabled the repurchase of 7.1 million shares of common stock, or approximately 9.6% of the shares outstanding at the beginning of the year.  In addition, Micrel continued a dividend payment to shareholders in 2008, representing management’s confidence in Micrel’s operating performance and commitment to enhancing shareholder value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company derives a substantial portion of its net revenues from standard products. For 2008, 2007 and 2006 the Company's standard products sales accounted for 95%, 92%, and 93%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations.  Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development of new products.  These and other factors are described in further detail later in this discussion and in Item 1A.  As a result of the foregoing or other factors, including the global economic crisis, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

Revision of Prior Period Financial Statements

During the fourth quarter of 2008, the Company identified an error related to its calculation of deferred income on shipments to distributors ("deferred income"). Upon review of its calculations, management determined that the estimated shipping margin percentage used to calculate the deferred income balance was incorrect and this resulted in an understatement of deferred income and related cost of sales. The Company assessed the materiality of this error on prior periods financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any prior annual or interim periods but would be material to the year ended December 31, 2008 if the entire correction was recorded in the current year. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2007 and 2006 financial statements presented herein have been revised to correct for the immaterial error. In addition, an adjustment was also recorded to reduce the beginning retained earnings at January 1, 2006 for the cumulative impact of this error on prior periods. The revision had no net impact on the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006 (See Note 2 of Notes to Consolidated Financial Statements).

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

Micrel allows certain distributors located in North America and Europe, and in certain countries in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment.  As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue and related cost of sales are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment.  As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, where revenue is deferred upon shipment and recognized on a sell-through basis, the Company may offer price adjustments to its distributors to allow the distributor to price the Company's products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received and recorded by the Company.

Sales to OEM customers and stocking representatives are recognized based upon the shipment terms of the sale transaction when all other revenue recognition criteria have been met.  The Company does not grant return rights, price protection or pricing adjustments to OEM customers.  The Company offers limited contractual stock rotation rights to stocking representatives.  In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain stocking representatives on an exception basis. At the time of shipment to OEMs and stocking representatives, an allowance for returns is established based upon historical return rates, and an allowance for price adjustments is established based on an estimate of price adjustments to be granted. Actual future returns and price adjustments could be different than the allowance established.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of December 31, 2008, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

Litigation.  The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights.  In the past three years, the Company has concluded cases involving intellectual property claims (see Note 11 of Notes to Consolidated Financial Statements).  An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.
	Years Ended December 31,
	2008	2007(1)	2006(1)
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	44.9	43.1	42.4
Gross profit	55.1	56.9	57.6
Operating expenses:
Research and development	21.2	21.1	18.8
Selling, general and administrative	17.1	17.4	17.7
Restructuring charges (credits)	(0.4)	0.1	0.1
Proxy contest expense	1.6	—	—
Other operating expense	—	—	0.4
Total operating expenses	39.5	38.6	37.0
Income from operations	15.6	18.3	20.6
Other income, net	1.1	8.4	2.0
Income before income taxes	16.7	26.7	22.6
Provision for income taxes	5.8	9.6	8.9
Net income	10.9%	17.1%	13.7%
___________
(1) During the fourth quarter of 2008, the Company identified errors primarily related to calculating deferred income for sell-through distributors. The financial statements for the years ended December 31, 2006 and 2007 have been revised to correct for the immaterial errors (see Note 2 of Notes to Consolidated Financial Statements).

Net Revenues. Net revenues increased slightly to $259.4 million for the year ended December 31, 2008 compared to $258.0 million in 2007 due to increased standard product revenues which were partially offset by decreased other products revenues. For the year ended December 31, 2007, net revenues decreased 7% to $258.0 from $276.3 million in 2006 due to decreased standard product revenues which were partially offset by increased other products revenues.

Standard product revenues increased 4% to $246.6 million, which represented 95% of net revenues for the year ended December 31, 2008, compared to $237.4 million and 92% of net revenues for 2007.  These increases resulted primarily from increased sales of standard products to the networking, telecommunications and consumer end markets.

Other products revenues which consist primarily of custom and foundry products revenues and revenues from the license of patents, decreased 38% to $12.7 million, which represented 5% of net revenues for the year ended December 31, 2008, compared to $20.6 million and 8% of net revenues for 2007. This decrease resulted primarily from decreased foundry product shipments.

The current global economic slowdown, unprecedented volatility in the capital markets and severely diminished liquidity and credit availability has exacerbated the ongoing weakness in the semiconductor industry. This has materially softened demand for the Company’s products, and management is not able to predict whether macroeconomic conditions will continue to deteriorate or improve. The persistence of such conditions could have a significant adverse effect on the Company’s revenues, profitability and results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Customer demand for semiconductors can change quickly and unexpectedly.  The Company’s revenue levels have been highly dependent on the amount of new orders that are received for which product is requested to be delivered to the customer within the same quarter.  Within the semiconductor industry these orders that are booked and shipped within the quarter are called “turns fill” orders.  When the turns fill level exceeds approximately 35% of quarterly revenue, it makes it very difficult to predict near term revenues and income.  Because of the long cycle time to build its products, the Company’s lack of visibility into demand when turns fill is high makes it difficult to predict what product to build to match future demand.  During 2008, the Company averaged from approximately 35% to 55% OEM turns fill per quarter compared to approximately 50% to 60% turns fill per quarter during 2007.

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

International sales represented 69%, 67%, and 70% of net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. On a dollar basis, international sales increased 4% to $180.0 million for the year ended December 31, 2008 from $173.6 million for the comparable period in 2007. These increases resulted primarily from increased shipments of standard products to the networking, high speed communications and the telecommunications end markets in Europe and Asia.

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

Share-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and therefore has not restated results for prior periods. The Company's results of operations for the years ended December 31, 2008, 2007 and 2006 were impacted by the recognition of non-cash expense related to the fair value of share-based compensation awards. During 2008, Micrel recorded $5.2 million in pre-tax share-based compensation expense, of which $1.0 million is included in cost of revenues, $2.1 million is included in research and development expense and $2.1 million is included in sales, general and administrative expense. During 2007, Micrel recorded $5.5 million in pre-tax share-based compensation expense, of which $1.2 million is included in cost of revenues, $2.1 million is included in research and development expense and $2.2 million is included in sales, general and administrative expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin decreased to 55% for the year ended December 31, 2008 from 57% for 2007. This decrease in gross margin resulted primarily from an increase in sales mix of lower margin products in 2008 as compared to 2007.

For the year ended December 31, 2007, the Company's gross margin decreased to 57% from 58% for 2006. The decrease in gross margin resulted primarily from reduced revenue levels to cover fixed manufacturing costs. Depreciation and amortization as a percent of sales increased to 7.0% for 2007 as compared to 6.3% for 2006 due to additional depreciation on new equipment purchases combined with a decrease in annual revenues. The 2007 gross margin was also affected by a greater sales mix of lower margin products and lower revenues from the license of patents.

Research and Development Expenses.  Research and development expenses as a percentage of net revenues represented 21% for each of the years ended December 31, 2008 and 2007. On a dollar basis, research and development expenses increased $424,000 or 1% to $54.9 million for 2008 from $54.5 million in 2007. These increases were primarily due to increased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

For the year ended December 31, 2007 research and development expenses increased $2.4 million or 5% to $54.5 million from $52.1 million in 2006. These increases were primarily due to increased staffing costs.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17% for each of the years ended December 31, 2008 and 2007. On a dollar basis, selling, general and administrative expenses decreased $635,000 or 1% to $44.4 million for 2008 from $45.0 million for 2007. This decrease was primarily due to decreased outside legal costs.

For the year ended December 31, 2007 selling, general and administrative expenses decreased $4.0 million to $45.0 million from $49.0 million for 2006. This decrease was primarily due to decreased outside legal costs.

Proxy Contest Expense. During the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund, Obrem Capital Management LLC (“OCM”). This issue resulted in Micrel incurring incremental expenses on this matter of $331,000 during the first quarter, $2.4 million in the second quarter, $349,000 in the third quarter and $1.1 million in the fourth quarter of 2008. These expenses consist primarily of outside consulting and legal fees.  Subsequent to a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM, OCM agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Restructuring charges (credits). During 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 11).  The remaining $842,000 unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008 (see Note 13 of Notes to Consolidated Financial Statements)

Other Operating Expense.  Other operating expenses in 2006 consist primarily of accrued costs related to the settlement of patent infringement lawsuits (see Note 11 of Notes to Consolidated Financial Statements).

Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes and interest related to litigation liabilities.  During 2007 the Company recorded $15.5 million in non-operating income resulting from the settlement of litigation (see Note 11 of Notes to Consolidated Financial Statements).

Provision for Income Taxes. For the year ended December 31, 2008, the provision for income taxes was $15.0 million or 35% of income before taxes as compared to 36% of income before taxes for 2007.  The tax rate decrease resulted primarily from a greater impact of federal and state research and development credits and federal qualified production activity deductions due to reduced income before income taxes. The 2008 provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effects of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

For the year ended December 31, 2007, the provision for income taxes was $24.8 million or 36% of income before taxes as compared to 39% of income before taxes for 2006.  The tax rate decrease in 2007 was due primarily to the reduction in nondeductible share-based compensation expense combined with an increased effect of federal and state research and development credits.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2008, consisted of cash and short-term investments of $74.2 million and a $6 million revolving line of credit from a commercial bank under which the Company could borrow $5.7 million (see Note 6 of Notes to Consolidated Financial Statements).

The Company generated $53.3 million in cash flows from operating activities for the year ended December 31, 2008. Cash flow from operating activities were primarily attributable to net income of $28.3 million plus non-cash activities of $26.2 million (consisting primarily of $19.2 million in depreciation and amortization, $5.2 million in share-based compensation and a $1.8 million decrease in deferred income taxes) combined with a $9.0 million decrease in accounts receivable, which was partially offset by a $3.8 million increase in income taxes receivable and a $1.8 million increase in inventory combined with a $2.6 million decrease in accounts payable and a $2.3 million decrease in other accrued liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the year ended December 31, 2007, the Company generated $67.8 million in cash flows from operating activities, which was primarily attributable to net income of $44.1 million plus non-cash activities of $27.3 million (consisting primarily of $18.0 million in depreciation and amortization and $5.5 million in share-based compensation). This cash flow was partially offset by a $10.0 million decrease in other current liabilities, resulting primarily from the payment of a legal judgment.

The Company used $26.4 million of cash for investing activities during the year ended December 31, 2008, which was primarily comprised of $15.4 million for the net purchases of short-term investments  and $11.2 million in purchases of property, plant and equipment.

For the year ended December 31, 2007, the Company used $29.3 million of cash for investing activities, which was primarily comprised of $20.2 million in purchases of property, plant and equipment and $11.6 million for the net purchases of investments, which was partially offset by a $2.6 million decrease in restricted cash.

The Company used $59.5 million of cash for financing activities during the year ended December 31, 2008, primarily for the repurchase of $53.2 million of the Company's common stock and $9.5 million for the payment of cash dividends, which were partially offset by $3.2 million in proceeds from employee stock transactions.

For the year ended December 31, 2007, the Company used $49.8 million of cash for financing activities, primarily for the repurchase of $55.1 million of the Company's common stock and $6.9 million for the payment of cash dividends, which were partially offset by $12.1 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $10 million to $20 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment for wafer fabrication and product testing and additional research and development related software and equipment. The Company is currently authorized by its Board of Directors to repurchase an additional $50.0 million of its common stock through December 31, 2009. On January 29, 2009, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable February 25, 2009 to shareholders of record on February 11, 2009. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for at least the next twelve months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

At December 31, 2008, the Company held $16.2 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of December 31, 2008.  The fair value of these notes, $12.6 million, has been classified as long-term investments as of December 31, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements.

At December 31, 2008, the Company had cash and cash equivalents of $48.3 million.  Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recently Issued Accounting Standards

Please refer to the caption "Recent Accounting Pronouncements" within Note 1 of Notes to Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of December 31, 2008, the Company had the following contractual obligations and commitments (in thousands):
	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases (see Note 9 of Notes to Consolidated Financial Statements)	$4,746	$2,087	$2,551	$108	$—
Open purchase orders	12,250	12,250	—	—	—

Total	$16,996	$14,337	$2,551	$108	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $6.0 million revolving line of credit from a commercial bank under which the Company could borrow $5.7 million. The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The value of all letters of credit outstanding reduces the total line of credit available. There were no borrowings under the revolving line of credit at December 31, 2008 and there were $325,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

As of December 31, 2008, the Company had $6.5 million of non-current unrecognized tax benefits recorded in accordance with FIN 48.  Included in the $6.5 million is $2.0 million that has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $4.5 million liability is included in long-term income taxes payable. The Company is not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2008, the Company held $25.9 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. The short-term investments held at December 31, 2008 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2008, the fair value of the short-term investments would decline by an immaterial amount.

       At December 31, 2008, the Company held $16.2 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of December 31, 2008.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result the Company’s ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist. During 2008, the Company has recorded a $3.5 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements.

At December 31, 2008, the Company had no fixed-rate long-term debt subject to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are set forth on pages 45 through 74 and supplementary data are set forth on pages 75 through 76, which follow Item 15.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepting accounting principles.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. In addition, any projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in the report entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in the Internal Control — Integrated Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and officers of the Company is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders under the captions "Election of Directors" and “Certain Information with Respect to Executive Officers,” respectively, and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Company has an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and “audit committee financial experts” is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders under the captions, "Committees and Meetings of the Board of Directors" and "Board Committees"."

The information concerning compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders under the caption “Section 16(A) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and is incorporated herein by reference.  The Company’s code of ethics can also be viewed at www.micrel.com.  Information regarding the Company’s code of conduct, also known as the “Worldwide Standards of Business Conduct” is set forth in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders under the caption “Certain Transactions” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is included under the caption “Compensation Discussion and Analysis” and “Executive Compensation” in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning compensation committee interlocks and insider participation is included under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning the Compensation Committee Report is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.  Such information shall be deemed “furnished” and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed incorporated by reference into any filing of the Company as a result of furnishing the disclosure in this manner except to the extent incorporated by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Transactions” "Director Independence" and "Board Committees" in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a) 1.
Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Report on the pages indicated:

		Page
	Report of Independent Registered Public Accounting Firm	46
	Consolidated Balance Sheets as of December 31, 2008 and 2007	47
	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	48
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006	49
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	50
	Notes to Consolidated Financial Statements	51

2.
Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2008, 2007 and 2006, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

	Schedule II	Valuation and Qualifying Accounts	77

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders' of Micrel Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Micrel Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 25, 2009

MICREL, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(In thousands, except share amounts)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,343	$80,977
Short-term investments	25,852	10,150
Accounts receivable, less allowances: 2008, $2,937; 2007, $4,212	20,643	29,614
Inventories	37,440	35,660
Income taxes receivable	6,783	2,942
Prepaid expenses and other	1,781	3,604
Deferred income taxes	17,752	20,402
Total current assets	158,594	183,349

LONG-TERM INVESTMENTS	12,628	16,552
PROPERTY, PLANT AND EQUIPMENT, NET	76,200	82,585
INTANGIBLE ASSETS, NET	1,338	3,026
DEFERRED INCOME TAXES, NET	11,135	9,286
OTHER ASSETS	448	478
TOTAL	$260,343	$295,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,365	$18,010
Accrued compensation	7,082	8,579
Accrued commissions	2,366	1,993
Other accrued liabilities	1,248	3,525
Deferred income on shipments to distributors	21,136	22,877
Total current liabilities	47,197	54,984

LONG-TERM INCOME TAXES PAYABLE	4,468	2,814
ACCRUED RENT	272	335

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value – authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value – authorized: 250,000,000 shares; issued and outstanding: 2008 – 67,308,899; 2007 – 74,001,360	—	—
Accumulated other comprehensive loss	(2,244)	(32)
Retained earnings	210,650	237,175
Total shareholders’ equity	208,406	237,143
TOTAL	$260,343	$295,276

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)

	2008	2007	2006

NET REVENUES	$259,360	$257,974	$276,307

COST OF REVENUES(1)	116,351	111,068	117,164
GROSS PROFIT	143,009	146,906	159,143

OPERATING EXPENSES:
Research and development(1)	54,947	54,523	52,074
Selling, general and administrative(1)	44,405	45,040	49,016
Proxy contest expense	4,153	—	—
Restructuring charges (credits)	(842)	128	269
Other operating expense	—	86	966
Total operating expenses	102,663	99,777	102,325
INCOME FROM OPERATIONS	40,346	47,129	56,818

OTHER INCOME:
Interest income	2,936	6,267	5,978
Interest expense	(57)	(93)	(634)
Other income	57	15,543	59
Total other income, net	2,936	21,717	5,403
INCOME BEFORE INCOME TAXES	43,282	68,846	62,221

PROVISION FOR INCOME TAXES	15,025	24,778	24,497
NET INCOME	$28,257	$44,068	$37,724

NET INCOME PER SHARE:
Basic	$0.40	$0.57	$0.46
Diluted	$0.40	$0.57	$0.46

WEIGHTED-AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	70,549	76,918	81,550
Diluted	70,653	77,813	82,842

Cash dividends per common share	$0.14	$0.09	$—

(1) Share- based compensation included in:
Cost of revenues	$974	$1,156	$1,540
Research and development	2,086	2,130	3,341
Selling, general and administrative	2,119	2,199	3,534

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except share amounts)

				Accumulated
			Deferred	Other		Total
	Common Stock		Share-Based	Comprehensive	Retained	Shareholders'	Comprehensive
	Shares	Amount	Compensation	Income (Loss)	Earnings	Equity	Income
Balances, December 31, 2005	84,646,680	$73,848	$(294)	$(52)	$184,184	$257,686
Adjustment for prior period error correction (Note 2)	—	—	—	—	(1,241)	(1,241)
Adjusted balances, December 31, 2005	84,646,680	73,848	(294)	(52)	182,943	256,445

Net income	—	—	—	—	37,724	37,724	$37,724
Other comprehensive income, change in net unrealized losses from investments				17		17	17
Comprehensive income							$37,741
Reversal of deferred share-based compensation upon adoption of SFAS No. 123(R)		(294)	294	—	—	—
Share-based compensation	—	8,640	—	—	—	8,640
Repurchases of common stock	(6,714,479)	(71,513)	—	—	—	(71,513)
Escrow shares cancelled	(400,050)	—	—	—	—	—
Employee stock transactions	546,060	4,120	—	—	—	4,120
Tax effect of employee stock transactions	—	784	—	—	—	784
Balances, December 31, 2006	78,078,211	15,585	—	(35)	220,667	236,217

Net income	—	—	—	—	44,068	44,068	$44,068
Other comprehensive income, change in net unrealized losses from investments				3		3	3
Comprehensive income							$44,071
Share-based compensation	—	5,382	—	—	—	5,382
Payment of cash dividends					(6,945)	(6,945)
Repurchases of common stock	(5,515,854)	(34,447)	—	—	(20,615)	(55,062)
Employee stock transactions	1,439,003	12,133	—	—	—	12,133
Tax effect of employee stock transactions	—	1,347	—	—	—	1,347
Balances, December 31, 2007	74,001,360	—	—	(32)	237,175	237,143

Net income	—	—	—	—	28,257	28,257	$28,257
Other comprehensive income, change in net unrealized losses from investments				(2,212)		(2,212)	(2,212)
Comprehensive income							$26,045
Share-based compensation	—	5,159	—	—	—	5,159
Payment of cash dividends	—	—	—	—	(9,540)	(9,540)
Repurchases of common stock	(7,241,187)	(9,085)	—	—	(45,242)	(54,327)
Employee stock transactions	548,726	4,254	—	—	—	4,254
Tax effect of employee stock transactions	—	(328)	—	—	—	(328)
Balances, December 31, 2008	67,308,899	$—	$—	$(2,244)	$210,650	$208,406

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,257	$44,068	$37,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,227	18,001	17,291
Share-based compensation	5,179	5,485	8,415
Tax benefit on the exercise of employee stock options	230	1,347	784
Excess tax benefits associated with stock compensation	—	(159)	(206)
Loss (gain) on disposal of assets	(110)	—	11
Accrued rent	(63)	(118)	(22)
Deferred income tax provision (benefit)	1,777	2,779	(2,227)
Changes in operating assets and liabilities:
Accounts receivable	8,971	1,478	4,432
Inventories	(1,799)	1,420	(6,539)
Income taxes receivable	(3,841)	(2,612)	(330)
Prepaid expenses and other assets	1,853	(456)	(1,296)
Accounts payable	(2,645)	581	(3,123)
Accrued compensation	(1,576)	992	636
Accrued commissions	373	558	(45)
Income taxes payable	1,508	5,448	(5,418)
Other accrued liabilities	(2,277)	(10,017)	301
Deferred income on shipments to distributors	(1,741)	(1,029)	8,599
Net cash provided by operating activities	53,323	67,766	58,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	2,629	(2,629)
Purchases of property, plant and equipment	(11,044)	(20,233)	(16,774)
Purchase of intangible assets	—	—	(1,601)
Purchases of investments	(29,852)	(23,713)	(18,090)
Proceeds from sales and maturities of investments	14,474	12,064	51,490
Net cash provided (used) in investing activities	(26,422)	(29,253)	12,396
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(80)	(67)
Proceeds from the issuance of common stock	3,242	12,133	4,120
Repurchase of common stock	(53,237)	(55,062)	(71,513)
Payments of cash dividends	(9,540)	(6,945)	—
Excess tax benefits associated with stock compensation	—	159	206
Net cash used in financing activities	(59,535)	(49,795)	(67,254)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,634)	(11,282)	4,129
CASH AND CASH EQUIVALENTS - Beginning of year	80,977	92,259	88,130
CASH AND CASH EQUIVALENTS - End of year	$48,343	$80,977	$92,259
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$68	$818	$86
Income taxes	$15,240	$17,744	$31,695

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

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

Investments — The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of December 31, 2008 consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of December 31, 2008, consist of senior auction rate notes secured by student loans and are classified as available-for-sale securities.  Per SFAS 115 available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

A summary of the Company’s short-term investments at December 31, 2008 and 2007 is as follows (in thousands):

	As of December 31, 2008				As of December 31, 2007
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value

Corporate Securities	$17,888	$2	$63	$17,827	$10,177	$—	$27	$10,150
Certificates of Deposits	8,025	—	—	8,025	—	—	—	—
Total	$25,913	$2	$63	$25,852	$10,177	$—	$27	$10,150

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, Fair Value Measurements, which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 was prospective and did not have a significant effect on the Company’s Condensed Consolidated Financial Statements. The Company is currently evaluating the impact of applying the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and nonfinancial liabilities. In accordance with FSP SFAS No. 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.

Concurrently with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of December 31, 2008, the Company did not elect the fair value option under SFAS No. 159 for any financial assets and liabilities that were not previously measured at fair value.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

Most of the Company’s financial instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds and commercial paper. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include U.S. agency securities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The types of instruments valued based on unobservable inputs include the auction rate notes held by the Company. Such instruments are generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (in thousands):

	Fair Value Measurements as of December 31, 2008
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$42,220	$4,457	$	−	$46,677
Short-term available-for-sale securities	25,852	−		−	25,852
Auction rate notes	−	−		12,628	12,628
Total	$68,072	$4,457		$12,628	$85,157

As of December 31, 2008, the Company had $12.6 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008 and continuing into the fourth quarter of 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the student loan-backed notes held by the Company have failed as of December 31, 2008. To date the Company has collected all interest payable on all of its auction-rate securities when due and expect to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 24 to 37 years.  As a result, the Company has classified all auction rate notes as long-term investments as of December 31, 2008. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  For the auction rate notes held by the Company as of December 31, 2008, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.  The auction rate notes in the Company’s portfolio had successful auctions until February 2008 and as such, their fair value would have been measured using level 1 inputs at January 1, 2008.  However, since auctions have failed as of December 31, 2008, for all auction rate notes held by the Company, the auction rate notes have been transferred from Level 1 to Level 3 category as of December 31, 2008.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in auction rate notes as of December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of December 31, 2008, the Company determined there was a decline in the fair value of its auction rate notes of approximately $3.5 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs, the issuers redeem the securities or principal is repaid by the issuers over time or at the contractual maturity date. For the Year ended December 31, 2008 the changes in the Company’s Level 3 securities is as follows (in thousands):
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2007	$	−
Transfers in and/or out of Level 3		16,517
Total gains or losses (unrealized), before tax:		(3,539)
Settlements		(350)
Ending balance, December 31, 2008		$12,628

Certain Significant Risks and Uncertainties — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, bank certificates of deposit, money market funds and auction rate notes and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2008, three world-wide distributors and a stocking representative, accounted for 21%, 13%, 11% and 10%, respectively, of total accounts receivable. At December 31, 2007, two world-wide distributors and a stocking representative, accounted for 18%, 10% and 15%, respectively, of total accounts receivable.

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
Years Ended December 31, 2008, 2007 and 2006

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

Intangible Assets — The Company applies the provisions of SFAS No. 144 in evaluating whether any impairment indicators exist for intangible assets and has determined that its intangible assets were not impaired at December 31, 2008 and 2007. Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Components of intangible assets were as follows (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,620	$98	$8,718	$8,349	$369
Patents and tradename	10,318	9,078	1,240	10,318	7,661	2,657
Customer relationships	1,455	1,455	-	1,455	1,455	-
	$20,491	$19,153	$1,338	$20,491	$17,465	$3,026

Total intangible amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $1.7 million and $1.6 million, respectively. Estimated future intangible amortization expense for intangible assets as of December 31, 2008, is expected to be approximately $828,000 in 2009, and $255,000 in 2010 and 2011.

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
Years Ended December 31, 2008, 2007 and 2006

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

Micrel allows certain distributors located in North America and Europe, and to a lesser extent Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment.  As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue and related cost of sales are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment.  As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, the Company may offer to its distributors, where revenue is deferred upon shipment and recognized on a sell-through basis, price adjustments to allow the distributor to price the Company's products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received and recorded by the Company.

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

The Company's accounts receivable balances represent trade accounts receivables which have been recorded at invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an analysis of specific customer creditworthiness and historical bad debts experience.

Litigation — An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

Warranty Costs — The Company warrants products against defects for a period of up to 30 days. The majority of Micrel's product warranty claims are settled through the return of defective product and the reshipment of replacement product. Warranty returns are included in Micrel's allowance for returns, which is based on historical return rates. Actual future returns could be different than the returns allowance established. In addition, Micrel accrues a liability for specific warranty costs that are expected to be settled other than through product return and replacement. As of December 31, 2008 and 2007, respectively, accrued warranty expenses were immaterial amounts. Future actual warranty costs may be different from the accrued warranty expense.

Research and Development Expenses — Research and development costs are expensed as incurred and consist primarily of payroll and other headcount related costs and cost of materials associated with the development of new wafer fabrication processes and the definition, design and development of standard products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are released to production by the Company and are demonstrated to support published data sheets and satisfy reliability tests.

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

Advertising Expenses — The Company expenses advertising costs to selling, general and administrative expense as incurred. Advertising expenses for 2008, 2007 and 2006 were $1.6 million, $2.0 and $2.1 million respectively.

Income Taxes — Deferred tax assets and liabilities result from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards.  The Company had net current deferred tax assets of $17.8 million and net long-term deferred tax assets of $11.1 million as of December 31, 2008.  The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes (see Note 8 for additional information regarding the adoption of FIN No. 48).

Share-based Compensation — As of January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, ("SFAS 123(R)"), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors (see Note 7).

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

Net Income per Share — Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. Reconciliation of weighted-average shares used in computing earnings per share is as follows (in thousands):
	Years Ended December 31,
	2008	2007	2006
Weighted-average common shares outstanding	70,549	76,918	81,550
Dilutive effect of stock options outstanding, using the treasury stock method	104	895	1,292
Shares used in computing diluted earnings per share	70,653	77,813	82,842

For the years ended December 31, 2008, 2007 and 2006, 9.2 million, 6.4 million and 5.7 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they are anti-dilutive.

Fair Value of Financial Instruments — Financial instruments included in the Company’s consolidated balance sheets at December 31, 2008 and 2007, consist of cash, cash equivalents, accounts receivable, accounts payable and investments. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of investments are based on quoted market prices or valuation models for investments for which quoted market prices are unavailable.

Recent Accounting Pronouncements — In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether participating share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) prior to vesting, should be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FSP EITF 03-6-1 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued Statement No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

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

2.	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of 2008, the Company identified an error related to its calculation of deferred income on shipments to distributors ("deferred income"). Upon review of its calculations, management determined that the estimated shipping margin percentage used to calculate the deferred income balance was incorrect and this resulted in an understatement of deferred income and related cost of sales. The Company assessed the materiality of this error on prior periods financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any prior annual or interim periods but would be material to the year ended December 31, 2008 if the entire correction was recorded in the current year. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2007 and 2006 financial statements presented herein have been revised to correct for the immaterial error. In addition, an adjustment was also recorded to reduce the beginning retained earnings at January 1, 2006 for the cumulative impact of this error on prior periods.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

Set out below are the line items within the consolidated financial statements as of and for the year-ended December 31, 2007 and 2006 that have been impacted by the revisions.  The revision had no impact on the Company’s total cash flows from operating, investing or financing activities for the years ended December 31, 2006 and 2007 included in the Consolidated Statement of Cash Flows.

	As of and for the Year Ended December 31, 2007		As of and for the Year Ended December 31, 2006
(in thousands except per share amounts)	As Reported	As Revised	As Reported	As Revised

Consolidated Statement of Operations:
Cost of revenues	$110,630	$111,068	$116,201	$117,164
Gross Profit	147,344	146,906	160,106	159,143
Income from operations	47,567	47,129	57,781	56,818
Income before income taxes	69,284	68,846	63,184	62,221
Provision for income taxes	24,933	24,778	24,876	24,497
Net income	44,351	44,068	38,308	37,724

Net income per share:
Basic	0.58	0.57	0.47	0.46
Diluted	0.57	0.57	0.46	0.46

Consolidated Balance Sheets:
Income taxes receivable	$3,426	$2,942	$801	$330
Deferred income taxes	19,387	20,402	23,096	23,943
Total current assets	182,818	183,349	204,393	204,769
Total assets	294,745	295,276	300,273	300,649
Deferred income on shipments to distributors	20,238	22,877	21,705	23,906
Total current liabilities	52,345	54,984	61,778	63,979
Retained earnings	239,283	237,175	222,492	220,667
Total shareholders’ equity	239,251	237,143	238,042	236,217
Total liabilities and shareholders’ equity	294,745	295,276	300,273	300,649

3.	INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2008	2007
Finished goods	$12,669	$14,261
Work in process	22,213	19,439
Raw materials	2,558	1,960
	$37,440	$35,660

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following (in thousands):

	2008	2007
Manufacturing equipment	$181,514	$181,421
Land	6,636	6,636
Buildings and improvements	47,513	46,876
Leasehold improvements	746	638
Office furniture and research equipment	13,560	12,544
	249,969	248,115
Accumulated depreciation and amortization	(173,769)	(165,530)
	$76,200	$82,585

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $17.5 million, $16.3 million and $15.7 million, respectively.

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31 consist of the following (in thousands):

	2008	2007
Accrued current restructuring expenses	$—	$1,787
Accrued workers' compensation and health insurance	880	1,121
Other current accrued liabilities	368	617
	$1,248	$3,525

6.	BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank.  The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company.  The value of all letters of credit outstanding reduces the total line of credit available.  There were no borrowings under the revolving line of credit at December 31, 2008, and there were $325,000 in standby letters of credit outstanding.  The revolving line of credit expires June 20, 2010.  Borrowings under the revolving line of credit bear interest rates of, at the Company's election, the prime rate (3.25% at December 31, 2008), or the bank's revolving offshore rate, which approximates LIBOR plus 2% (3.43% at December 31, 2008). The agreement contains certain restrictive covenants. The Company was in compliance with all such covenants at December 31, 2008.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

7.	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2008. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Stock Repurchase Plan

In October 2007, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2008. On October 1, 2008, the Board of Directors approved the addition of $10 million to the total amount that may be spent under the 2008 share repurchase program.  Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans and employee stock purchase plan. During the year ended December 31, 2008, the Company repurchased 7,241,187 shares of its common stock for an aggregate price of $54.3 million.

On December 30, 2008, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2009. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors.

Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings.

Incentive Award Plans

Under the Company's 2003 Incentive Award Plan (the “2003 Plan”), 1994 Stock Option Plan and its 2000 Non-Qualified Stock Incentive Plan, 43,458,672 shares of Common Stock are authorized for issuance to employees. The 1994 Stock Option Plan and 2000 Non-Qualified Stock Incentive Plan provide that, for stock options, the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last trading day before the date of grant.  The 2003 Incentive Award Plan provides that, for stock options, the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the date of grant.  Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Qualified Stock Incentive Plan are exercisable in 20% increments with the initial 20% vesting occurring six months after the date of grant and then in annual increments of 20% per year from the date of grant. The Company is not currently awarding option grants under the 2000 Non-Qualified Stock Incentive Plan. Options granted under the 2003 Incentive Award Plan and 1994 Stock Option Plan typically become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant. At December 31, 2008, 15,892,092 total shares were reserved for future issuance, of which 5,313,648 shares were available for future grants under the Option Plans.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

 Option activity under the Option Plans is as follows:
	Number of Shares	Weighted Avg. Exercise Price Per Share
Outstanding, December 31, 2005 (8,291,040 exercisable at a weighted average price of $13.08 per share)	12,487,003	$12.65
Granted	1,758,550	12.18
Exercised	(530,363)	7.49
Canceled	(939,413)	13.62
Outstanding, December 31, 2006 (8,470,755 exercisable at a weighted average price of $13.23 per share)	12,775,777	12.76
Granted	1,985,110	11.08
Exercised	(1,411,021)	8.40
Canceled	(1,336,822)	12.88
Outstanding, December 31, 2007 (7,638,949 exercisable at a weighted average price of $13.83 per share and a weighted average remaining contractual life of 3.7 years)	12,013,044	12.97
Granted	1,556,815	7.39
Exercised	(516,719)	7.72
Canceled	(2,527,129)	12.72
Outstanding, December 31, 2008 (6,345,428 exercisable at a weighted average price of $14.07 per share and a weighted average remaining contractual life of 5.6 years)	10,526,011	$12.46

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the years ended December 31, 2008, 2007 and 2006 was $3.40, $5.64 and $7.04 per share, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2008, 2007 and 2006 was $1.0 million, $4.8 million and $2.5 million, respectively. During the years ended December 31, 2008, 2007 and 2006, the amount of cash received from the exercise of stock options was $3.0 million, $11.9 million and $4.0 million, respectively. The net tax benefit realized from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options was $230,000, $1.3 million and $784,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Additional information regarding options outstanding as of December 31, 2008 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining	Weighted Avg.		Weighted Avg.
Range of	Number	Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (yrs)	Per Share	Exercisable	Per Share
$ 0.12 to $ 7.50	1,068,682	8.3	$ 6.49	132,652	$ 5.20
$ 7.51 to $ 9.00	879,270	8.0	8.41	236,753	8.58
$ 9.01 to $ 10.50	1,531,425	6.4	9.77	719,013	9.76
$ 10.51 to $ 12.00	2,586,637	5.5	10.98	1,897,275	10.89
$ 12.01 to $ 13.50	1,937,080	5.1	12.74	1,178,754	12.87
$ 13.51 to $ 15.00	640,520	5.6	14.20	389,944	14.14
$ 15.01 to $ 20.00	1,303,700	3.0	17.40	1,212,340	17.50
$ 20.01 to $ 30.00	375,597	2.1	23.34	375,597	23.34
$ 30.01 to $ 63.81	203,100	1.5	40.30	203,100	40.30
$ 0.12 to $ 63.81	10,526,011	5.6	$ 12.46	6,345,428	$ 14.07

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

As of December 31, 2008, the aggregate pre-tax intrinsic value (which is the amount by which the closing price of the Company's common stock at December 31, 2008 exceeded the exercise price of the in the money options) of options outstanding and options exercisable was approximately $888,000 and $280,000, respectively. As of December 31, 2008, the estimated number of options exercisable and expected to vest was 9.4 million shares with a weighted average remaining contractual life of 5 years and estimated aggregate intrinsic value of $1.0 million.

The 2003 Plan also provides for the use of incentive awards other than stock options.  In October 2007, the Company’s Compensation Committee approved a plan to begin granting Restricted Stock Units ("RSU"s) to employees in accordance with the provisions of the 2003 Plan. The Company’s RSUs vest over 5 years. Information with respect to outstanding restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2007	—	$—
Granted	54,999	7.89
Vested	—
Forfeited	(2,566)	8.36
Outstanding, December 31, 2008	52,433	$7.87

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
Years Ended December 31, 2008, 2007 and 2006

The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
	Years Ended December 31,
	2008	2007	2006
Expected life (years)	6.2	6.0	5.5
Stock volatility	49.3%	51.4%	58.7%
Risk free interest rates	2.8%	4.4%	4.9%
Dividends during expected terms	1.6%	0.9%	- %

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

The following table shows total share-based compensation expense recognized in the Consolidated Statement of Operations for 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of revenues	$974	$1,156	$1,540
Research and development	2,086	2,130	3,341
Selling, general and administrative	2,119	2,199	3,534
Pre-tax share-based compensation expense	5,179	5,485	8,415
Less income tax effect	1,105	920	819
Net share-based compensation expense	$4,074	$4,565	$7,596

Total share-based compensation cost capitalized as part of inventory as of December 31, 2008 and 2007 was $102,000 and $122,000, respectively. At December 31, 2008, there was $14.6 million of total unrecognized compensation cost related to non-vested stock option and RSU awards which is expected to be recognized over a weighted-average period of 3.5 years.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2,000,000 shares. Shares of Common Stock issued under the ESPP during 2008, 2007 and 2006 were 32,007, 27,482 and 14,916, respectively, at weighted average prices of $8.36, $10.02 and $9.61, respectively. The ESPP is considered non-compensatory under SFAS No. 123R.

Cancellation of Shares Held in Escrow

In July 2006, 400,050 shares of the Company’s Common Stock which were held in an escrow account pursuant to a contract dispute, were returned to the Company and cancelled.

8.	INCOME TAXES

The income tax provisions for the years ended December 31, 2008, 2007 and 2006, as a percentage of income before taxes, were 35%, 36% and 39%, respectively.  The income tax provision for such periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:
	2008	2007	2006
Statutory federal income tax rate	35%	35%	35%
Research and development credit	(2)	(2)	(1)
Qualified production activities credit	(1)	(1)	(1)
State income taxes (net of federal income tax benefit)	1	2	2
Non-deductible stock compensation	2	2	3
Other	-	-	1
Effective tax rate	35%	36%	39%

The provision for income taxes for the years ended December 31 consists of the following (in thousands):
	2008	2007	2006
Current:
Federal	$12,892	$21,318	$26,904
State	1,332	668	(172)
Total current	14,224	21,986	26,732

Deferred:
Federal	1,902	2,107	(3,954)
State	(1,101)	685	1,719
Total deferred	801	2,792	(2,235)
Total provision	$15,025	$24,778	$24,497

Pre-tax income from non-U.S. jurisdictions was not material in all periods presented.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards.  The Company had net current deferred tax assets of $17.8 million and net long-term deferred tax assets of $11.1 million as of December 31, 2008.  The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.  Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

Deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Accruals and reserves not currently deductible	$9,348	$11,129
Deferred income	8,130	8,809
Tax net operating loss and credit carryforwards	10,748	9,675
Non-qualified stock compensation	4,169	3,658
Capitalized research and development	654	819
Unrealized impairment of auction rate securities	1,380	-
Total deferred tax assets	34,429	34,090

Deferred tax liabilities:
Depreciation	(5,454)	(4,311)
State income taxes	(88)	(91)
Total deferred tax liability	(5,542)	(4,402)
Net deferred tax assets (current and non-current)	$28,887	$29,688

Included in net deferred assets are net operating loss and credit carryforwards. Due to the Company's acquisition of Synergy in 1998, the Company has available pre-ownership change federal net operating loss carryforwards of approximately $4.8 million which will expire in the years 2009 through 2014 if not utilized. Under Section 382 of the Internal Revenue Code, these pre-ownership change net operating loss carryforwards are subject to an annual limitation. The Company believes that it is more likely than not that these net operating loss carryforwards will be utilized before expiration. In addition, the Company has available state research and development credit carryforwards of approximately $16.6 million, of which approximately $2.3 million represents pre-ownership change carryforwards subject to the Section 382 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

As of December 31, 2008, the gross liability for uncertain tax positions was $9.0 million and the net liability, reduced for the federal effects of potential state tax exposures, was $6.5 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $6.5 million would favorably affect the Company’s tax provision in such future periods.  Included in the $6.5 million is $2.0 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $4.5 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$5,443
Additions based on tax positions related to the current year	881
Additions for accrued interest for tax positions of prior years	199
Balance at December 31, 2008	$6,523

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of December 31, 2008 and 2007, the Company had $450,000 and $251,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2004 and forward. Significant state tax jurisdictions include California, New York and Texas, and generally, the Company is subject to routine examination for years 2003 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2002 and forward in various immaterial foreign tax jurisdictions in which it operates.

9.	COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases some of its facilities and equipment under operating lease agreements that expire in the years 2009 through 2013. Some of the facility lease agreements provide for escalating rental payments over the lease periods. Rent expense is recognized on a straight-line basis over the term of the lease. Accrued rent represents the difference between rental payments and rent expense recognized on a straight-line basis.

Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
2009	$2,087
2010	1,852
2011	699
2012	93
2013	15
$4,746

Rent expense under operating leases for the years ended December 31, 2008, 2007, and 2006 was $2.2 million, $1.8 million and $1.9 million, respectively.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

Open Purchase Orders

As of December 31, 2008, the Company had approximately $12.3 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company's contractual commitments.

Letters of Credit

Micrel's borrowing arrangements (see Note 6) include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2008 there was $325,000 in standby letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

10.	PROFIT-SHARING 401(k) PLAN

The Company has a profit-sharing and deferred compensation plan (the “Plan”). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $570,000 in contributions for the year ended December 31, 2008 and made $750,000 and $725,000 in contributions to the Plan for the years ended December 31, 2007 and 2006, respectively. Participants vest in Company contributions ratably over six years of service.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

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

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003, filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara.  In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  Deerfield disputes that Micrel had a right to terminate, alleging that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence.  The complaint sought damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment.   On July 21, 2006, Micrel answered the complaint with a denial of any liability and the filing of a cross-complaint against Deerfield seeking return of the security deposit and rent paid from the date of the casualty, January 20, 2006 through February 28, 2006.  On February 13, 2008, the parties participated in a mediation session.  Ultimately, on March 5, 2008, the Company and Deerfield entered into a Settlement Agreement, agreeing to dismiss with prejudice all claims and counterclaims in the litigation.  Under the terms of the Agreement, the Company paid Deerfield $875,000 in the first quarter of 2008 (see Note 13).

With the exception of the previously recorded operating expenses, the Company believes it is not reasonably likely that an unrecorded material loss has been incurred.  Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit.  Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Additional claims have been filed by or have arisen against the Company in its normal course of business.  The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

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

Net Revenues by Segment (in thousands):	Years Ended December 31,
	2008	2007	2006
Standard Products	$246,644	$237,356	$258,214
Other Products	12,716	20,618	18,093
Total net revenues	$259,360	$257,974	$276,307

For the year ended December 31, 2008, one customer, a world-wide distributor, accounted for $34.1 million (13%) of the Company's net revenues. For the year ended December 31, 2007 two world-wide distributors accounted for $38.7 million (15%) and $33.1 million (13%), respectively, of the Company's net revenues. For the year ended December 31, 2006 three customers, consisting of two world-wide distributors and an Asian based stocking representative, accounted for $41.3 million (13%), $34.2 million (12%) and $28.0 million (10%), respectively, of the Company's net revenues.

For the year ended December 31, 2008, the Company recorded revenue from customers throughout the United States; Canada and Mexico (collectively referred to as "Other North American Countries"); the U.K., Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as "Europe"); Korea; Taiwan; Singapore; China; Japan; Hong Kong, Malaysia and other Asian countries (collectively referred to as "Other Asian Countries").

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

Geographic Information (in thousands):
	2008		2007		2006
	Total Net Revenues(1)	Long-Lived Assets(2)	Total Net Revenues(1)	Long-Lived Assets(2)	Total Net Revenues(1)
United States of America	$59,339	$72,244	$67,751	$77,863	$66,713
Other North American Countries	19,990	1	16,663	1	16,116
Korea	40,658	84	37,442	86	46,913
Taiwan	24,438	506	28,514	322	27,475
Singapore	24,980	17	29,356	3	33,264
China	18,923	318	17,965	27	16,851
Hong Kong	18,033	-	16,110	-	21,572
Japan	15,654	-	11,554	-	13,503
Other Asian Countries	2,038	2,807	1,696	4,084	2,442
Europe	35,307	223	30,923	199	31,458
Total	$259,360	$76,200	$257,974	$82,585	$276,307

(1) Total revenues are attributed to countries based on "ship to" location of customer. (2) Long-lived assets consist of property, plant and equipment.

13.           RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

In 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 11).  The remaining unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

	Contractual Facility Costs	Disposal Costs	Total
Balance December 31, 2005	$1,399	$360	$1,759
2006 Charges	117	152	269
Uses	(259)	(195)	(454)
Balance December 31, 2006	1,257	317	1,574
2007 Charges	128	--	128
Other	85	--	85
Balance December 31, 2007	1,470	317	1,787
2008 Uses	(945)	—	(945)
Other reductions	(525)	(317)	(842)
Balance December 31, 2008	$—	$—	$—

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

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

15.           SHAREHOLDER RIGHTS PLAN

In March 2008, the Company has adopted a limited duration Shareholder Rights Plan (the “Rights Plan”). The Rights Plan is designed to ensure that all of the Company’s shareholders receive fair and equal treatment in the event of any unsolicited takeover of the Company and to protect shareholders from partial tender offers, open market accumulations and other abusive or coercive tactics to gain control of the Company without offering an adequate price to all shareholders. The Rights Plan is not intended to prevent a takeover, but rather to encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. The Rights Plan is intended to enable all of the Company’s shareholders to realize the long-term value of their investment in the Company.

As a result of the Board’s adoption of the Rights Plan, one preferred stock purchase right was distributed as a dividend on each common share held of record as of the close of business on April 15, 2008 (a “Right”). Each Right, if and when it becomes exercisable, entitles the holder to buy one one-thousandth of a share of a new series of participating preferred stock for $36.00.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2008, 2007 and 2006

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

16.           PROXY CONTEST EXPENSE

During the first quarter of 2008, the Company became engaged in a proxy contest with a small activist hedge fund, Obrem Capital Management LLC (“OCM”).  This issue resulted in Micrel incurring incremental expenses on this matter of $331,000 during the first quarter, $2.4 million in the second quarter, $349,000 in the third and $1.1 million in the fourth quarter of 2008. These expenses consist primarily of outside consulting and legal fees.  Subsequent to a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM, OCM agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.

17.           DIVIDENDS

During the years ended December 31, 2008 and 2007 the Company paid cash dividends of $9.5 million and $6.9 million or $0.14 per share and $0.09 per share, respectively.

18.           SUBSEQUENT EVENTS

On January 29, 2009, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable February 25, 2009 to shareholders of record on February 11, 2009.

On February 11, 2009, the Company, and certain of the Company’s directors and executive officers entered into a Stock Purchase Agreement with Obrem Capital Offshore Master, LP and Obrem Capital (QP), LP, or the Obrem entities, to purchase 1,883,000 shares of the Company’s common stock owned by the Obrem entities in a privately negotiated transaction. The Company purchased 1,600,000 shares at a price per share of $6.25 and an aggregate price of $10,000,000. The purchase was made as part of the Company’s share repurchase program previously announced on December 30, 2008. The shares purchased by the Company will return to the status of authorized but unissued shares of common stock of the Company

SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY — UNAUDITED

(in thousands, except per share amounts)	Three Months Ended 2008
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$66,052	$70,593	$67,549	$55,166
Gross profit(1)	$37,182	$39,784	$37,355	$28,688
Net income (1) (2)	$8,318	$7,388	$7,657	$4,894
Net income per share:
Basic	$0.12	$0.10	$0.11	$0.07
Diluted	$0.12	$0.10	$0.11	$0.07

Weighted-average shares used in computing per share amounts:
Basic	72,266	71,118	70,299	68,325
Diluted	72,310	71,413	70,427	68,374

Cash dividends per common share	$0.03	$0.035	$0.035	$0.035

(in thousands, except per share amounts)	Three Months Ended 2007
	Mar. 31,(3)	June 30,	Sept. 30,	Dec. 31,
Net revenues	$63,113	$65,101	$65,191	$64,569
Gross profit(1)	$36,628	$37,366	$36,921	$35,991
Net income(1)	$17,831	$8,808	$9,052	$8,377
Net income per share:
Basic	$0.23	$0.11	$0.12	$0.11
Diluted	$0.23	$0.11	$0.12	$0.11

Weighted-average shares used in computing per share amounts:
Basic	77,738	77,740	76,964	75,248
Diluted	78,750	79,018	77,971	75,432

Cash dividends per common share	$-	$0.03	$0.03	$0.03
__________
(1) During the fourth quarter of 2008, the Company identified errors primarily related to calculating deferred income for sell-through distributors. The Company has determined that these errors were not material to any of the prior periods presented but would be material to the year ended December 31, 2008. The financial statements for the each quarter of 2007 and the first three quarters of 2008 have been revised to correct for the immaterial errors (see Note 2 of Notes to Consolidated Financial Statements). The effect of the error correction on net income for the first quarter of 2007 was a decrease of $37,000, for the second quarter an increase of $167, 000, for the third quarter a decrease of $371,000 and for the fourth quarter a decrease of $42,000. The effect of the error correction on net income for the first quarter of 2008 was a decrease of $71,000, for the second quarter an increase of $149, 000 and for the third quarter a decrease of $820,000.

(2) During the first quarter of 2008, the Company became engaged in a proxy contest with a small activist hedge fund, Obrem Capital Management LLC (“OCM”).  This issue resulted in Micrel incurring incremental expenses on this matter of $331,000 during the first quarter, $2.4 million in the second quarter, $349,000 in the third and $1.1 million in the fourth quarter of 2008 (see Note 16).

(3) Net Income for the quarter ended March 31, 2007 includes $15.5 million in pre-tax non-operating income resulting from the settlement of litigation (see Note 11 of Notes to Consolidated Financial Statements).

 SCHEDULE II

MICREL, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007, and 2006
(In thousands)

Description	Balance at Beginning of Year	Allowance Additions or (Reductions)	Returns and Price Adjustments	Bad Debt Write-offs	Balance at End of Year

Year Ended December 31, 2008
Allowances for OEM and stocking Representative returns and price adjustments	$1,589	$2,464	$(2,769)	$--	$1,284
Allowances for unclaimed distributor price adjustments(1)	2,468	50,564	(51,534)	--	1,498
Allowances for doubtful accounts	155	--	--	--	155
Total allowances	$4,212	$53,028	$(54,303)	$--	$2,937

Year Ended December 31, 2007
Allowances for OEM and stocking Representative returns and price adjustments	$2,490	$2,215	$(3,116)	$--	$1,589
Allowances for unclaimed distributor price adjustments(1)	1,950	40,609	(40,091)	--	2,468
Allowances for doubtful accounts	156	(1)	--	--	155
Total allowances	$4,596	$42,823	$(43,207)	$--	$4,212

Year Ended December 31, 2006
Allowances for OEM and stocking Representative returns and price adjustments	$2,665	$4,668	$(4,843)	$--	$2,490
Allowances for unclaimed distributor price adjustments(1)	1,240	33,204	(32,494)	--	1,950
Allowances for doubtful accounts	239	(3)	--	(80)	156
Total allowances	$4,144	$37,869	$(37,337)	$(80)	$4,596

___________
(1) The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received from the distributor and recorded by the Company. This allowance typically represents approximately one to three weeks of unclaimed price adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 26th day of February, 2009.

MICREL, INCORPORATED

By   /S/ Raymond D. Zinn
Raymond D. Zinn
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond D. Zinn and Clyde R. Wallin, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ Raymond D. Zinn Raymond D. Zinn	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2009
/S/ Clyde R. Wallin Clyde R. Wallin	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009
/S/ Daniel A. Artusi Daniel A. Artusi	Director	February 26, 2009
/S/ Michael J. Callahan Michael J. Callahan	Director	February 26, 2009
/S/ Daniel Heneghan Daniel Heneghan	Director	February 26, 2009
/S/ Neil J. Miotto Neil J. Miotto	Director	February 26, 2009
/S/ Frank W. Schneider Frank W. Schneider	Director	February 26, 2009

Micrel, Incorporated
Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
3.3	Amended and Restated Bylaws of the Registrant. (9)
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant. (7)
3.5
Certificate of Determination of Series A Participating Preferred Stock of Micrel, Incorporated, classifying and designating the Series A Participating Preferred Stock, as filed March 28, 2008 with the Secretary of State of the State of California. (13)

3.6	Certificate of Amendment to the Bylaws of the Company, dated April 22, 2008. (15)
4.1	Certificate for Shares of Registrant’s Common Stock. (3)
4.2
Rights Agreement, dated as of March 24, 2008, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent, which includes the form of Certificate of Determination of the Series A Participating Preferred Stock of Micrel, Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. (14)

10.1	Indemnification Agreement between the Registrant and each of its officers and directors. (3)
10.3	1994 Stock Option Plan and form of Stock Option Agreement. (1)*
10.4	1994 Stock Purchase Plan. (3)
10.5	2003 Incentive Award Plan. (8)*
10.8	Form of Domestic Distribution Agreement. (2)
10.9	Form of International Distributor Agreement. (2)
10.10	Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (4)
10.11	Commercial Lease between Harris Corporation and Synergy Semiconductor Corporation dated February 29, 1996. (5)
10.12	Standard Industrial/Commercial Single-Tenant Lease Agreement Dated March 3, 2000 between the Registrant and Rose Ventures II (6)
10.13	Micrel/IBM Patent License Agreement, dated September 26, 2006 (10)
10.14	Credit Line Agreement dated as of April 24, 2007 among Bank of the West and Micrel, Incorporated. (11)
10.15	Offer Letter, by and between Micrel Incorporated and Clyde R. Wallin, dated December 13, 2008. (16)
10.16
Stock Purchase Agreement, dated as of February 11, 2009, by and among the sellers listed on Schedule I attached thereto, and Micrel, Incorporated and each of the purchasers listed on Schedule II attached thereto. (17)

14.1	Micrel, Incorporated Code of Ethics for Senior Officers (12)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney. (See Signature Page)
31	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or agreement.

(1)
Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (“Registration Statement”), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, in which this exhibit bears the number 10.14.

(6)	Incorporated by reference to exhibit 10.1 filed with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2000.

(7)	Incorporated by reference to exhibit 3.1 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2000.

(8)	Incorporated by reference to exhibit 1 filed with the Company’s Proxy Statement on Schedule 14A dated May 9, 2003.

(9)	Incorporated by reference to exhibit 3.3 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

(10)	Incorporated by reference to exhibit 10.17 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated April 24, 2007.

(12)	Incorporated by reference to exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by reference to exhibit 3.5 filed with the Company’s report on Form 8-K dated March 24, 2008.

(14)	Incorporated by reference to exhibit 4.2 filed with the Company’s report on Form 8-K dated March 24, 2008.

(15)	Incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 8-K dated April 22, 2008.

(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated December 18, 2008.

(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated February 11, 2009.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-70876, 333-63620 and 333-37808) and S-8 (No. 333-63618, 33-90396, 333-10167, 333-89223, 333-52136, 333-37832 and 333-105862) of Micrel, Incorporated of our report dated February 25, 2009 relating to the consolidated financial statements, the financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 25, 2009

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

Date: February 26, 2009	/S/ Raymond D. Zinn Raymond D. Zinn President, Chief Executive Officer and Director (Principal Executive Officer)

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Clyde R. Wallin, certify that:

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

Date: February 26, 2009	/S/ Clyde R. Wallin Clyde R. Wallin Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 32

Certifications of

Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act Of 2002

In connection with the Annual Report of Micrel, Incorporated (the “Company”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Raymond D. Zinn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2.           That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 26, 2009	/S/ Raymond D. Zinn Raymond D. Zinn President, Chief Executive Officer and Director (Principal Executive Officer)

In connection with the Annual Report of Micrel, Incorporated (the “Company”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard D. Crowley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.           The Report fully complies with the requirements of Section 13(a) or 15(d), of the Securities Exchange Act of 1934; and

2.           That information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 26, 2009	/S/ Clyde R. Wallin Clyde R. Wallin Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)