Form 10-Q
period 2009-03-31
MICREL INC
filed 2009-05-11
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☒
Non-accelerated filer ☐                                                                             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

As of April 30, 2009 there were 65,380,090 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,201	$48,343
Short-term investments	25,983	25,852
Accounts receivable, less allowances: 2009, $4,817; 2008, $2,937	21,490	20,643
Inventories	35,918	37,440
Income taxes receivable	6,449	6,783
Prepaid expenses and other	1,663	1,781
Deferred income taxes	17,138	17,752
Total current assets	140,842	158,594

LONG-TERM INVESTMENTS	11,872	12,628
PROPERTY, PLANT AND EQUIPMENT, NET	73,435	76,200
DEFERRED INCOME TAXES	10,604	11,135
INTANGIBLE ASSETS, NET	936	1,338
OTHER ASSETS	423	448
TOTAL	$238,112	$260,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,667	$15,365
Deferred income on shipments to distributors	18,677	21,136
Other current liabilities	6,241	10,696
Total current liabilities	38,585	47,197

LONG-TERM INCOME TAXES PAYABLE	4,645	4,468
ACCRUED RENT	253	272

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2009 – 65,379,455 shares; 2008 – 67,308,899 shares	--	--
Accumulated other comprehensive loss	(2,710)	(2,244)
Retained earnings	197,339	210,650
Total shareholders’ equity	194,629	208,406
TOTAL	$238,112	$260,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

NET REVENUES	$46,986	$66,052
COST OF REVENUES (1)	23,369	28,870
GROSS PROFIT	23,617	37,182
OPERATING EXPENSES:
Research and development (1)	12,489	14,126
Selling, general and administrative (1)	8,858	11,925
Restructuring expense (income)	--	(842)
Proxy contest expense	--	331
Total operating expenses	21,347	25,540
INCOME FROM OPERATIONS	2,270	11,642
OTHER INCOME (EXPENSE):
Interest income	316	1,085
Other income, net	24	11
Total other income, net	340	1,096
INCOME BEFORE INCOME TAXES	2,610	12,738
PROVISION FOR INCOME TAXES	1,064	4,420
NET INCOME	$1,546	$8,318
NET INCOME PER SHARE:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	66,175	72,266
Diluted	66,223	72,310

(1) Share-based compensation expense included in:
Cost of revenues	$144	$233
Research and development	291	604
Selling, general and administrative	273	652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Three Months Ended
	March 31,
	2009	2008
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,546	$8,318
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	4,389	4,631
Share-based compensation expense	708	1,489
Tax benefit on the exercise of employee stock options	12	--
Loss (gain) on disposal of assets	1	(1)
Accrued rent	(19)	(10)
Deferred income taxes provision	593	424
Changes in operating assets and liabilities:
Accounts receivable	(847)	(4,075)
Inventories	1,498	849
Income taxes receivable	334	2,942
Prepaid expenses and other assets	143	1,228
Accounts payable	(1,698)	(2,820)
Income taxes payable	177	881
Other current liabilities	(4,455)	(4,455)
Deferred income on shipments to distributors	(2,459)	464
Net cash provided by (used in) operating activities	(77)	9,865
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(1,223)	(3,407)
Purchases of investments	(9,131)	(3,807)
Proceeds from the sale of investments	9,000	10,000
Net cash provided by (used in) investing activities	(1,354)	2,786
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	83	95
Repurchases of common stock	(12,448)	(16,988)
Payment of cash dividends	(2,346)	(2,173)
Excess tax benefits associated with share-based compensation	--	--
Net cash used in financing activities	(14,711)	(19,066)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,142)	(6,415)
CASH AND CASH EQUIVALENTS - Beginning of period	48,343	80,977
CASH AND CASH EQUIVALENTS - End of period	$32,201	$74,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$--	$12
Income taxes	$5	$91

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited.  In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2008, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding.  Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.  Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted average common shares outstanding	66,175	72,266
Dilutive effect of stock options outstanding using the treasury stock method	48	44
Shares used in computing diluted net income per share	66,223	72,310

For the three months ended March 31, 2009 and 2008, 8.4 million and 11.7 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of 2008, the Company identified an error related to its calculation of deferred income on shipments to distributors ("deferred income"). Upon review of its calculations, management determined that the estimated shipping margin percentage used to calculate the deferred income balance was incorrect and this resulted in an understatement of deferred income and related cost of sales. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any prior annual or interim periods but would be material to the year ended December 31, 2008 if the entire correction was recorded in that year. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the financial statements for the three months ended March 31, 2008 presented herein have been revised to correct for the immaterial error.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Set out below are the line items within the consolidated financial statements as of and for the three months ended March 31, 2008 that have been impacted by the revisions.  The revision had no impact on the Company’s total cash flows from operating, investing or financing activities.
	As of and for the Three Months Ended March 31, 2008
(in thousands except per share amounts)	As Reported	As Revised
Consolidated Statement of Operations:
Cost of revenues	$28,761	$28,870
Gross Profit	37,291	37,182
Income from operations	11,751	11,642
Income before income taxes	12,847	12,738
Provision for income taxes	4,458	4,420
Net income	8,389	8,318

Net income per share:
Basic	$0.12	$0.12
Diluted	$0.12	$0.12

Consolidated Balance Sheets:
Income taxes receivable	$235	$--
Deferred income taxes	18,960	20,017
Total current assets	168,699	169,521
Total assets	278,182	279,004
Deferred income on shipments to distributors	20,593	23,341
Total current liabilities	45,425	48,426
Retained earnings	230,151	227,972
Total shareholders’ equity	228,990	226,811
Total liabilities and shareholders’ equity	278,182	279,004

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009. The Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009. The Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its financial statements for the quarter ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether participating share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (paid or unpaid) prior to vesting, should be included in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on the Company’s Consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the Company’s Consolidated Financial Statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Company’s Consolidated Financial Statements. See Note 5 for SFAS No. 157 disclosures

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which establishes the accounting and reporting for noncontrolling interests.  Noncontrolling interests should be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. The amount of consolidated net income attributable to the parent and to the noncontrolling interests should be identified and presented on the face of the consolidated statement of income. The Company adopted FAS No. 160 effective January 1, 2009. The adoption of FAS No. 160 had no impact on the Company’s Consolidated Financial Statements as the Company has no noncontrolling interests.

4.	SHARE-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004) ("SFAS 123R"), “Share-Based Payment”. Share-based compensation is measured at the grant date, based on the fair value of the award and is recognized over the employee's requisite service period. For further details regarding the Company's share-based compensation arrangements, refer to Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2009	2008
Cost of revenues	$144	$233
Research and development	291	604
Selling, general and administrative	273	652
Pre-tax share-based compensation expense	708	1,489
Less income tax effect	(211)	(301)
Net share-based compensation expense	$497	$1,188

During the three months ended March 31, 2009 and 2008, the Company granted 274,000 and 931,140 stock options, respectively at weighted average fair values of $2.87 and $3.12 per share, respectively. The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected term (years)	6.9	6.3
Stock volatility	49.7%	49.0%
Risk free interest rates	2.3%	2.8%
Dividends during expected terms	2.0%	1.3%

As of March 31, 2009, there was $13.3 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.4 years. Total share-based compensation capitalized as part of inventory as of March 31, 2009 and December 31, 2008 was $78,000 and $102,000, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	INVESTMENTS

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of March 31, 2009 consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of March 31, 2009, consist of senior auction rate notes secured by student loans and are classified as available-for-sale securities.  Per SFAS 115 available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

A summary of the Company’s short-term investments at March 31, 2009 and December 31, 2008 is as follows (in thousands):

	As of March 31, 2009				As of December 31, 2008
		Unrealized				Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Corporate Securities	$14,943	$1	$42	$14,902	$17,888	$2	$63	$17,827
Certificates of Deposits	11,081	—	—	11,081	8,025	—	—	8,025
Total	$26,024	$1	$42	$25,983	$25,913	$2	$63	$25,852

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 were as follows (in thousands):

	Fair Value Measurements as of March 31, 2009
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$25,721	$4,465	$	−	$30,186
Short-term available-for-sale securities	25,983	−		−	25,983
Auction rate notes	−	−		11,872	11,872
Total	$51,704	$4,465		$11,872	$68,041

As of March 31, 2009, the Company had $11.9 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008 and continuing through the first quarter of 2009, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the student loan-backed notes held by the Company have failed as of March 31, 2009. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 24 to 37 years.  As a result, the Company has classified all auction rate notes as long-term investments as of March 31, 2009. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  For the auction rate notes held by the Company as of March 31, 2009, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in auction rate notes as of March 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of March 31, 2009, the Company determined there was a decline in the fair value of its auction rate notes of approximately $4.3 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs, the issuers redeem the securities or principal is repaid by the issuers over time or at the contractual maturity date. For the three months ended March 31, 2009 the changes in the Company’s Level 3 securities are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2008	$12,628
Transfers in and/or out of Level 3	--
Total gains or losses (unrealized), before tax:	(756)
Settlements	--
Ending balance, March 31, 2009	$11,872

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2009	2008
Finished goods	$12,168	$12,669
Work in process	21,531	22,213
Raw materials	2,219	2,558
	$35,918	$37,440

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):
	March 31,	December 31,
	2009	2008
Manufacturing equipment	$182,475	$181,514
Land	6,636	6,636
Buildings and improvements	47,788	47,513
Leasehold Improvements	746	746
Office furniture and research	13,545	13,560
	251,190	249,969
Accumulated depreciation	(177,755)	(173,769)
	$73,435	$76,200

Depreciation expense for the three months ended March 31, 2009 and 2008 was $ 4.0 million and $4.2 million, respectively.

8.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,678	$40	$8,718	$8,620	$98
Patents and trade name	10,318	9,422	896	10,318	9,078	1,240
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,491	$19,555	$936	$20,491	$19,153	$1,338

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three month periods ended March 31, 2009 and 2008 was $402,000 and $422,000, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2009 was as follows (in thousands):

Year Ending December 31,
2009 (nine months)	$427
2010	255
2011	254
Thereafter	-
$936

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued workers compensation and health insurance	$857	$880
Accrued compensation	3,043	7,082
Accrued commissions	2,074	2,366
All other current accrued liabilities	267	368
Total other current liabilities	$6,241	$10,696

10.	BORROWING ARRANGEMENTS

Borrowing arrangements consist of a $6 million revolving line of credit from a commercial bank.  The revolving line of credit agreement includes a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company.  The value of all letters of credit outstanding reduces the total line of credit available.  There were no borrowings under the revolving line of credit at March 31, 2009, and there were $325,000 in standby letters of credit outstanding.  The revolving line of credit was replaced May 7, 2009, with a new credit facility (see Note 20).

11.	SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2009, three customers accounted for more than 10% of net revenues. An original equipment manufacturer accounted for $5.7 million (12%) and two worldwide distributors accounted for $8.0 million (17%) and $6.7 million (14%) of net revenues, respectively. During the three months ended March 31, 2008, no original equipment manufacturer accounted for more than 10% of net revenues and two worldwide distributors, accounted for $9.3 million (14%) and $9.2 million (14%) of net revenues, respectively.

As of March 31, 2009, two worldwide distributors and an original equipment manufacturer accounted for 27%, 21% and 12%, respectively, of total accounts receivable. At December 31, 2008, three world-wide distributors and a stocking representative, accounted for 21%, 13%, 11% and 10%, respectively, of total accounts receivable.

12.	COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, net of tax, was $1.1 million and $7.2 million for the three months ended March 31, 2009 and 2008, respectively. Comprehensive income for the three months ended March 31, 2009 and 2008 includes an unrecognized loss, net of tax, on available-for-sale auction rate notes of $466,000 and $1.1 million, respectively (see Note 5).

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	SEGMENT REPORTING

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

Net Revenues by Segment	Three Months Ended
(dollars in thousands)	March 31,
	2009	2008
Net Revenues:
Standard Products	$45,561	$61,307
Other Products	1,425	4,745
Total net revenues	$46,986	$66,052
As a Percentage of Total Net Revenues:
Standard Products	97%	93%
Other Products	3%	7%
Total net revenues	100%	100%

14.	LITIGATION AND OTHER CONTINGENCIES

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003, filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara.  In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  Deerfield disputes that Micrel had a right to terminate, alleging that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence.  The complaint sought damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment.   On July 21, 2006, Micrel answered the complaint with a denial of any liability and the filing of a cross-complaint against Deerfield seeking return of the security deposit and rent paid from the date of the casualty, January 20, 2006 through February 28, 2006.  On February 13, 2008, the parties participated in a mediation session.  Ultimately, on March 5, 2008, the Company and Deerfield entered into a Settlement Agreement, agreeing to dismiss with prejudice all claims and counterclaims in the litigation.  Under the terms of the Agreement, the Company paid Deerfield $875,000 in the first quarter of 2008 (see Note 18).

Additional claims have been filed by or have arisen against the Company in its normal course of business.  The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit.  Accordingly, any pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	SHARE REPURCHASE PROGRAM

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

During the three months ended March 31, 2009, the Company repurchased 1,945,920 shares of its common stock for an aggregate price of $12.4 million. Included in the first quarter 2009 share repurchases were 1,600,000 shares purchased from Obrem Capital Offshore Master, LP and Obrem Capital (QP), LP, at a price per share of $6.25 and an aggregate price of $10 million.

16.	PROXY CONTEST EXPENSE

During the first quarter of 2008, the Company became engaged in a proxy contest with a small activist hedge fund, Obrem Capital Management LLC (“OCM”).  The proxy contest resulted in Micrel incurring incremental expenses of $331,000 in the first quarter, $2.4 million in the second quarter, $349,000 in the third and $1.1 million in the fourth quarter of 2008. These expenses consist primarily of outside consulting and legal fees.  Following a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM, OCM agreed to withdraw its slate of nominees for the Company’s Board of Directors, and support Micrel’s Board of Directors nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.

17.	INCOME TAXES

The income tax provision for the three months ended March 31, 2009, as a percentage of income before taxes, was 40.8%, as compared to 34.7% for the comparable period in the prior year. This increase resulted primarily from an increase to the Q1 2009 tax provision which represented the cumulative effect of California state tax law changes. Certain provisions of the California Budget Act of 2008 signed on February 20, 2009 will allow a taxpayer to elect an alternative method to attribute taxable income to California for tax years beginning on or after January 1, 2011. The Company expects to make the election to use the alternative method to attribute taxable income to California for our fiscal year ending December 31, 2011. The Company recognized an expense of $240,000 during the three months ended March 31, 2009 to reduce the amount of non-current deferred tax assets that are not expected to be realized by January 1, 2011, due to the effect of a lower apportionment rate. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

As of March 31, 2009, the gross liability for uncertain tax positions was $9.0 million, the same amount as of December 31, 2008. The net liability as of March 31, 2009, reduced for the federal effects of potential state tax exposures, was $6.7 million as compared to $6.5 million as of December 31, 2008. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $6.7 million would favorably affect the Company’s tax provision in such future periods.  Included in the $6.7 million is $2.1 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $4.6 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of March 31, 2009 and December 31, 2008, the Company had $514,000 and $450,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.  The Company had net current deferred tax assets of $17.1 million and net long-term deferred tax assets of $10.6 million as of March 31, 2009.  The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.  Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

18.	RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

In 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 14).  The remaining unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

	Contractual Facility Costs	Disposal Costs	Total
Balance December 31, 2005	$1,399	$360	$1,759
2006 Charges	117	152	269
Uses	(259)	(195)	(454)
Balance December 31, 2006	1,257	317	1,574
2007 Charges	128	--	128
Other	85	--	85
Balance December 31, 2007	1,470	317	1,787
2008 Uses	(945)	—	(945)
Other reductions	(525)	(317)	(842)
Balance December 31, 2008	$—	$—	$—

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	DIVIDENDS

On January 29, 2009 the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.3 million was made on February 25, 2009 to shareholders of record as of February 11, 2009.

20.	SUBSEQUENT EVENTS

On April 24, 2009 the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on May 22, 2009, to shareholders of record at the close of business on May 6, 2009. This dividend will be recorded in the second quarter of 2009 and is expected to be approximately $2.3 million.

Effective May 7, 2009, a new $20 million credit facility replaced the Company’s existing line of credit. The new credit facility consists of a $5 million revolving line of credit and a $15 million term loan facility. Borrowings under the credit facility bear interest rates of, at the Company's election, the bank’s variable rate (defined as the greater of the bank’s prime rate plus 1%, the federal funds rate plus 1.5% or LIBOR plus 2%), a floating rate equal to one month LIBOR plus 2.25%, or a fixed rate for one to six months based on LIBOR plus 2.25%. The new credit facility contains certain restrictive covenants, which the Company intends to fully comply with for the term of the credit facility, which ends on April 30, 2011.

On May 7, 2009, the Company borrowed $15 million under the term loan facility. Borrowings under the term loan facility are amortized over 21 equal monthly periods, beginning on August 31, 2009. The borrowed funds were used to repurchase shares of the Company’s common stock held by the Obrem entities.

On May 7, 2009, the Company entered into a Stock Purchase Agreement with the Obrem entities to purchase shares of the Company’s common stock owned by the Obrem entities in a privately negotiated transaction. The Company purchased 3,100,000 shares at a price per share of $6.50 and an aggregate price of $20 million. The purchase was made as part of the Company’s share repurchase program previously announced on December 30, 2008. The shares purchased by the Company will return to the status of authorized but unissued shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations: future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share based incentive awards and expectations regarding future stock based compensation expense and estimates made under SFAS No. 123R. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements.  Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2008.

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal and digital ICs. The Company currently ships over 3000 standard products and has derived the majority of its product revenue from sales of standard analog and high speed communications ICs. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2008 through March 31, 2009 has been provided.

In the first quarter of 2008, bookings levels rebounded from the fourth quarter of 2007, resulting in the highest quarterly booking level since Q1 2006 and a book-to-bill ratio significantly above one.  First quarter revenues of $66.1 million increased 2% sequentially compared to fourth quarter 2007 revenues of $64.6 million.  The increase in revenues was primarily due to stronger demand from the wire line communications, digital television, industrial and voice-over-IP end markets, which offset seasonal declines in sales to the computing and wireless handset end markets.  Revenues through Micrel’s sell-through distributors increased in the first quarter of 2008 and the number of weeks of distribution channel inventory decreased slightly on a sequential basis.  Gross margin improved to 56.3% in the first quarter of 2008 from 55.7% in the fourth quarter of 2007 while at the same time inventory levels were reduced.  First quarter 2008 operating profit was $11.6 million, or 18% of revenues. Earnings per diluted share for the first quarter of 2008 increased to $0.12 per share from $0.11 per share reported in the fourth quarter of 2007.

During the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund, Obrem Capital Management LLC (“OCM”). This issue resulted in Micrel incurring incremental operating expenses on this matter of $331,000 in the first quarter, $2.4 million in the second quarter, $349,000 in the third quarter and $1.1 million in the fourth quarter of 2008. See “Management Discussions and Analysis of Financial Conditions and Results of Operations – Proxy Contest Expense” for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the second quarter of 2008, total bookings remained firm, resulting in a book-to-bill ratio above one. Second quarter 2008 bookings were paced by demand from customers serving the communications, industrial, and wireless handset end markets.  Customers remained very cautious, which continued to keep order lead times in the 4 to 5 week range. In the second quarter of 2008, Micrel posted its highest sequential revenue growth rate in four years.  Second quarter 2008 revenues of $70.6 million came in at the high end of the Company’s guidance, increasing by $4.5 million, or 7%, from the first quarter of 2008.  The growth in revenues was led by stronger demand from customers serving the wireline communications, wireless handset, and wi-fi voice-over-IP end markets, combined with record sales through the Company’s global sell-through distributors.  The turns fill percentage for the second quarter of 2008 was slightly above 50%.  Gross margin was 56.4%, which was similar to gross margin in the first quarter of 2008.  Second quarter 2008 operating profit was $11.1 million, or 16% of sales.  A total of $2.4 million of proxy contest expenses reduced Micrel’s operating income by approximately 18% in the second quarter of 2008, and also had the effect of reducing operating margin by approximately 3% in the second quarter of 2008.  Second quarter 2008 net income was $7.4 million, or $0.10 per diluted share.  This compares with first quarter 2008 net income of $8.3 million, or $0.12 per diluted share.  Expenses related to the Company’s proxy contest reduced net income by $0.02 per share in the second quarter of 2008.

Financial markets in the United States, Europe and Asia experienced extreme disruption in the second half 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. In the third quarter of 2008, concerns related to the deterioration in the global financial and credit markets, including with respect to the availability and cost of credit, contributed to instability in worldwide capital and credit markets and diminished expectations for the U.S. and global economy.  These conditions worsened in the fourth quarter of 2008, and combined with uncertainty about the global economy in general, contributed to volatility of unprecedented levels and a further economic slowdown.  Although governments have taken unprecedented actions in an attempt to alleviate the credit crisis, customers and consumers began to cut back on spending in order to conserve cash in the third quarter of 2008.  This resulted in the slowing of orders from Micrel’s distributors and direct OEM customers, which continued into the fourth quarter of 2008.

During the third quarter of 2008, total bookings were less than revenues, resulting in a book-to-bill ratio of less than one. Third quarter 2008 bookings decreased abruptly in the last two weeks of the quarter. Notwithstanding the order decrease, resales of the Company’s products from global sell-through distributors remained strong throughout the quarter and were at the highest levels ever experienced by the Company. In the third quarter of 2008, Micrel posted $67.5 million in revenue, a decrease of 4% from the second quarter of 2008. The sequential quarter decrease in sales primarily resulted from reduced demand from customers serving the wireline communications, Wi-FI voice-over IP and foundry sales to a major solar end customer. This was offset by slight increases in the computer and consumer markets. The OEM turns fill percentage for the third quarter of 2008 was approximately 50%. Third quarter gross margin was 55.3%, down 1.1% from 56.4% in the second quarter of 2008. Research and development spending was $13.8 million, or 20% of revenues in the third quarter of 2008 compared to $14.8 million or 21% of revenues in the second quarter of 2008. Selling, general and administrative expenses were $11.3 million, or 17% of sales, down from $11.6 million in the second quarter of 2008. Operating income was $11.9 million, or 18% of sales. This compares to operating income of $11.1 million in the second quarter of 2008. Other income, net was unchanged quarter to quarter at $700,000. The effective tax rate was 38.9% for the third quarter. Third quarter 2008 net income was $7.7 million, or $0.11 per diluted share. This compares with second quarter 2008 net income of $7.4 million, or $0.10 per diluted share.

Fourth quarter 2008 revenue of $55.2 million decreased by $12.4 million, or 18%, from $67.5 million in the third quarter of 2008. The decrease in revenues was due to tight year-end inventory control in most geographies, channels and end markets as a result of the worldwide financial crisis. The worldwide macroeconomic recession in the fourth quarter caused the Company’s customers to focus on maintaining lean inventories.  The Company’s global distributors and a number of major OEM customers took action to minimize inventories at year-end.  As a consequence, customer orders and purchases declined in November and December after strong activity in October.  For the fourth quarter 2008, Micrel’s overall book-to-bill ratio was below one. Order lead times from the Company’s customers remained relatively short at from three to six weeks during the quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fourth quarter 2008 gross margin was 52.0%, compared to 55.3% in the third quarter of 2008.  The decrease in gross margin was the result of factory underutilization and additional inventory reserves due to a lower sales forecast. Fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share compares with third quarter 2008 net income of $7.7 million, or $0.11 per diluted share.

For the year ended December 31, 2008, Micrel’s financial performance continued to be strong, especially in light of the current economic conditions. 2008 revenues of $259.4 million were up slightly, compared with $258.0 million in 2007.  Net income for 2008 was $28.3 million, or $0.40 per diluted share, compared with net income of $44.1 million, or $0.57 per diluted share in 2007.  2007 net income included a $15.5 million pre-tax gain associated with a first quarter legal settlement, which after income taxes, is equivalent to $0.12 per diluted share. Gross margins for 2008 were 55.1% compared to 56.9% in 2007.  The Company’s design efforts resulted in a record number of new product releases in 2008.  Solid cash flows from operations of $53.3 million during the year enabled the repurchase of 7.1 million shares of common stock, or approximately 9.6% of the shares outstanding at the beginning of 2008.  In addition, during the year ended December 31, 2008, the Company paid cash dividends of $9.5 million.

      The worldwide macroeconomic recession continued to impact demand in the first quarter of 2009 and the Company’s customers continued to maintain lean inventory levels. Despite the difficult environment, first quarter bookings increased significantly over fourth quarter levels and resulted in a book to bill ratio above one for both the OEM and distribution sales channels.  Micrel’s financial performance for the first quarter of 2009 was solid and results were within the expected guidance ranges for the key metrics of revenues and net income. The Company’s first quarter revenues were $47.0 million, compared to $55.2 million in the fourth quarter of 2008.  First quarter gross margin was 50.3%, compared to 52% in the prior quarter.  The decrease in gross margin was primarily the result of factory capacity under-utilization as Micrel continued to control its inventory levels. First quarter 2009 net income was $1.5 million, or $0.02 per diluted share as compared to fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share. In addition to solid first quarter 2009 financial results, the Company continued to enhance shareholder value by maintaining its quarterly three and one-half cent per share dividend and repurchasing 1.9 million shares under its stock repurchase plan.

       The Company derives a substantial portion of its net revenues from standard products.  For the three month period ended March 31, 2009 the Company's standard products sales accounted for 97% of the Company's net revenues as compared to 93% of net revenues in the comparable period in 2008.  The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revision of Prior Period Financial Statements

During the fourth quarter of 2008, the Company identified an error related to its calculation of deferred income on shipments to distributors ("deferred income"). Upon review of its calculations, management determined that the estimated shipping margin percentage used to calculate the deferred income balance was incorrect and this resulted in an understatement of deferred income and related cost of sales. The Company assessed the materiality of this error on prior periods financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any prior annual or interim periods but would be material to the three and twelve months periods ended December 31, 2008 if the entire correction was recorded in those periods. In accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2006, and 2007 and first three quarters of 2008 financial statements have been revised to correct for the immaterial error. In addition, an adjustment was also recorded to reduce the beginning retained earnings at January 1, 2006 for the cumulative impact of this error on prior periods. The revision had no net impact on the Company’s Consolidated Statement of Cash Flows (See Note 2 of Notes to Condensed Consolidated Financial Statements).

Critical Accounting Policies and Estimates

The financial statements included in this Quarterly Report on Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and valuation of receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of March 31, 2009, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

Litigation.  The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights.  During the past three years, the Company has resolved litigation involving intellectual property claims.  An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Net revenues	100.0%	100.0%
Cost of revenues	49.7	43.7
Gross profit	50.3	56.3
Operating expenses:
Research and development	26.6	21.4
Selling, general and administrative	18.8	18.1
Restructuring expense (income)	--	(1.3)
Proxy contest expense	--	0.5
Total operating expenses	45.4	38.7
Income from operations	4.9	17.6
Other income (expense):
Interest income	0.7	1.6
Interest expense	--	0.1
Other income, net	--	--
Total other income, net	0.7	1.7
Income before income taxes	5.6	19.3
Provision for income taxes	2.3	6.7
Net income	3.3%	12.6%

            Net Revenues.  For the three months ended March 31, 2009, net revenues decreased 29% to $47.0 million from $66.1 million for the same period in the prior year. This decrease was the result of decreased unit shipments across all product lines and geographies due to a reduction in demand caused by the worldwide macroeconomic recession. Standard products revenues for the three months ended March 31, 2009 decreased 26% to $45.6 million from $61.3 million for the same period in the prior year. For the three months ended March 31, 2009, other products, which consist primarily of custom and foundry products revenues, decreased 71% to $1.4 million compared to $4.9 million for the same period in the prior year.

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

As noted in Item 1A “Risk Factors”, a trend has developed over the last several years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules.  Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders.  To deal with these market forces while maintaining reliable service levels, the Company and other semiconductor suppliers are carrying higher relative levels of inventory compared with historical averages prior to 2001.  The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales to customers in Asia represented 59% of net revenues for the three months ended March 31, 2009 and 54% of the Company’s net revenues for the three months ended March 31, 2008. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for Micrel and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Share-Based Compensation. The Company accounts for share-based compensation under the fair value recognition provisions of SFAS 123R. The Company's results of operations for the three month periods ended March 31, 2009 and 2008 included $708,000 and $1.5 million, respectively, of non-cash expense related to the fair value of share-based compensation awards (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Gross Profit.  Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices.  The Company's gross margin decreased to 50.3% for the three months ended March 31, 2009 from 56.3% for the comparable period in 2008. This decrease in gross margin resulted primarily from decreased manufacturing capacity utilization as compared to the same period in 2008.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 26.6% for the three months ended March 31, 2009 and 21.4% for the three months ended March 31, 2008.  On a dollar basis, research and development expenses decreased $1.6 million or 12% to $12.5 million for the three months ended March 31, 2009 from $14.1 million for the comparable period in 2008. This decrease was primarily due to decreased staffing costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses.  As a percentage of net revenues, selling, general and administrative expenses represented 18.8% for the three months ended March 31, 2009 and 18.1% for the three months ended March 31, 2008.  On a dollar basis, selling, general and administrative expenses decreased $3.1 million to $8.9 million for the three months ended March 31, 2009 from $11.9 million for the comparable period in 2008. This decrease was primarily due to decreased staffing costs and decreased profit sharing accruals.

Restructuring charges (credits). During 2003, the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 14 of Notes to Condensed Consolidated Financial Statements).  The remaining $842,000 unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008 (see Note 18 of Notes to Condensed Consolidated Financial Statements).

Proxy Contest Expense During the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with OCM. The proxy contest resulted in Micrel incurring incremental expenses of $331,000 in the first quarter of 2008, $2.4 million in the second quarter of 2008, $349,000 in the third quarter of 2008 and $1.1 million in the fourth quarter of 2008. These expenses consisted primarily of outside consulting and legal fees.  Following a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM, OCM agreed to withdraw its slate of nominees for the  Board of Directors, and support Micrel’s Board of Director nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Income (Expense).  Other income (expense) reflects interest income from investments in short-term and long-term investments and money market funds and other non-operating income.  For the three months ended March 31, 2009, interest income decreased to $316,000 from $1.1 million for the comparable period in the prior year. This decrease resulted from a decrease in average cash and investment balances combined with reduced average interest rates earned.

Provision for Income Taxes.  The income tax provision for the three months ended March 31, 2009, as a percentage of income before taxes, was 40.8%, as compared to 34.7% for the comparable period in the prior year. This increase resulted primarily from a $240,000 increase to the first quarter 2009 tax provision which represented the cumulative effect of California state tax law changes. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2009, consisted of cash and short-term investments of $58.2 million and a $6 million revolving line of credit from a commercial bank. Effective May 7, 2009, the Company replaced its existing line of credit with a new $20 million credit facility.  See “Management Discussions and Analysis of Financial Conditions and Results of Operations – Subsequent Events” for additional information.

The Company used $77,000 in cash from operating activities for the three months ended March 31, 2009. Significant cash flows included cash provided by net income of $1.5 million plus additions for non-cash activities of $5.7 million (consisting primarily of $4.4 million in depreciation and amortization, $708,000 in share-based compensation expense and a $593,000 decrease in deferred tax provisions) combined with a $1.5 million decrease in inventories, which were offset by a $4.5 million decrease in other current liabilities, a $2.5 million decrease in deferred income on shipments to distributors and a $1.7 million decrease in accounts payable.

For the three months ended March 31, 2008, the Company generated $9.9 million in cash flows from operating activities, primarily attributable to net income of $8.3 million plus additions for non-cash activities of $6.5 million (consisting primarily of $4.6 million in depreciation and amortization, $1.5 million in share-based compensation expense and a $424,000 decrease in deferred tax provisions) combined with a $2.9 million decrease in income taxes receivable, a $1.2 million decrease in prepaid expenses and other assets and a $849,000 decrease in inventories, which were partially offset by a $4.5 million decrease in other current liabilities, a $2.8 million decrease in accounts payable and a $4.1 million increase in accounts receivable.

The Company used $1.4 million of cash from investing activities during the three months ended March 31, 2009, comprised of $1.2 million in purchases of property, plant and equipment and $131,000 in net purchases of investments.

For the three months ended March 31, 2008, the Company provided $2.8 million of cash from investing activities, comprised of $6.2 million in net proceeds from the maturities of investments which was partially offset by $3.4 million in purchases of property, plant and equipment.

The Company used $14.7 million of cash in financing activities during the three months ended March 31, 2009 primarily for the repurchase of $12.4 million of the Company's common stock and $2.3 million for the payment of cash dividends.

For the three months ended March 31, 2008, the Company used $19.1 million of cash in financing activities primarily for the repurchase of $17.0 million of the Company's common stock and $2.2 million for the payment of cash dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment and make facility improvements during the next 12 months primarily for wafer fabrication and product testing and additional research and development related software and equipment.  On April 24, 2009, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable May 22, 2009 to shareholders of record on May 6, 2009. The cash dividend payout by the Company on May 22, 2009 is expected to be approximately $2.3 million. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash flows from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for at least the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Recently Issued Accounting Standards

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of March 31, 2009, the Company had the following contractual obligations and commitments:

(in thousands)	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$4,158	$2,010	$2,068	$80	$--
Open purchase orders	11,715	11,715	--	--	--
Total	$15,873	$13,725	$2,068	$80	$--

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

  As of March 31, 2009, the Company had $6.7 million of non-current unrecognized tax benefits recorded in accordance with FIN 48.  Included in the $6.7 million is $2.1 million that has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $4.6 million liability is included in long-term income taxes payable. The Company is not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Off-Balance Sheet Arrangements

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

Subsequent Events

   Effective May 7, 2009, a new $20 million credit facility replaced the Company’s existing line of credit. The new credit facility consists of a $5 million revolving line of credit and a $15 million term loan facility. On May 7, 2009, the Company borrowed $15 million under the term loan facility (see Note 20 of Notes to Condensed Consolidated Financial Statements).

   On May 7, 2009, the Company purchased 3,075,000 shares of its Common Stock at a price per share of $6.50 and an aggregate price of $20 million from the Obrem entities in a privately negotiated transaction (see Note 20 of Notes to Condensed Consolidated Financial Statements).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2009, the Company held $26.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. The short-term investments held at March 31, 2009 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2009, the fair value of the short-term investments would decline by an immaterial amount.

               At March 31, 2009, the Company held $16.2 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of March 31, 2009.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company’s ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist. During 2008 and the first quarter of 2009, the Company has recorded a $4.3 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities. For additional information regarding the Company's investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

At March 31, 2009, the Company had no fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 14 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in Item 1 of Part I is incorporated herein by reference.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

     The current global recession and unprecedented volatility in global capital markets could have a material adverse effect on the Company’s business, results of operations, and financial condition, and the Company does not expect these conditions to improve in the near future.  The current global economic downturn and unprecedented volatility in global capital markets has worsened the ongoing weakness in the semiconductor industry, and the Company expects that the future economic environment may continue to be considerably less favorable than that of the recent years. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions, and the Company cannot accurately predict how severe and prolonged this downturn might be. The global recession and credit crisis in the financial markets has resulted in a decrease in orders for the Company’s products, which may continue or worsen for the foreseeable future, and which may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during this economic downturn because it may not be able to reduce costs at the same rate as its sales decline.

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

The semiconductor industry is highly competitive and subject to rapid technological change, price-erosion and increased international competition.  Significant competitive factors include product features; performance and price; timing of product introductions; emergence of new computer and communications standards; and quality and customer support. If the Company is unable to compete favorably in these areas, revenues and profits could be negatively affected.

The short lead time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, stocking representatives and distributors to carry inventory to meet short term requirements and minimize their investment in on-hand inventory.  Over the past several years, customers have worked to minimize the amount of inventory of semiconductors they hold.  As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand.  As a consequence of the short lead time environment and corresponding unpredictability of customer demand, the Company has increased its inventories over the past five to six years to maintain reliable service levels.  If actual customer demand for the Company’s products is different from the Company’s estimated demand, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company's business, financial condition, results of operations, or cash flows. In addition, the Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demand of the end customer.  Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company’s revenues and results of operations.

During periods when economic growth and customer demand have been less certain, both the semiconductor industry and the Company have experienced significant price erosion.  If price erosion occurs, it will have the effect of reducing revenue levels and gross margins in future periods.  Furthermore, the trend for the Company’s customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry as a whole.  Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase.  The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company’s products in the future.

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

The markets that the Company serves frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis.  If the Company's products are unable to support the new features or performance levels required by OEMs in these markets, it would likely lose business from existing or potential customers and would not have the opportunity to compete for new design wins until the next product transition. If the Company fails to develop products with required features or performance standards or experiences even a short delay in bringing a new product to market, or if its customers fail to achieve market acceptance of their products, its revenues could be significantly reduced for a substantial period of time.

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

The success of companies in the semiconductor industry depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technology innovation. The success of companies like Micrel may depend on their ability to obtain necessary intellectual property rights and protect such rights. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, others may develop technologies that are similar or superior to the Company's technology, duplicate technology or design around the patents owned by the Company. Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Claims alleging infringement of intellectual property rights have been asserted against the Company in the past and could be asserted against the Company in the future. These claims could result in the Company having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; attempt to obtain a license to the relevant intellectual property and develop non-infringing technology. The Company may not be able to obtain or renew such licenses on acceptable terms or to develop non-infringing technology. Existing claims or other assertions or claims for indemnity resulting from infringement claims could adversely affect the Company's business, financial condition, results of operations, or cash flows.  In addition, the Company relies on third parties for certain technology that is integrated into some of its products. If the Company is unable to continue to use or license third-party technologies used in its products on acceptable terms, or the technology fails to operate, the Company may not be able to secure alternatives in a timely manner and its business would be harmed.

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

  In addition, equity awards generally comprise a significant portion of the Company’s compensation packages for key employees. As a result of the recent decline in the Company’s stock price, many of its key employees hold options with exercise prices in excess of the current stock price, and therefore retention of these key employees may be difficult in a highly competitive market. SFAS 123R requires the Company to expense the fair value of equity awards to its employees Any modifications of existing equity awards or grants of new equity awards that are intended to retain key employees may increase the Company’s operating expenses.

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

The cellular telephone (wireless handset) market comprises a significant portion of the Company’s standard product revenues.  The Company derives a significant portion of its net revenues from customers serving the cellular telephone market. Due to the highly competitive and fast changing environment in which the Company’s cellular telephone customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly.  If the Company’s cellular telephone customers acceptance of Micrel’s products decreases, or if these customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company’s products could decline sharply which could adversely affect the Company’s revenues and results of operations.

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

  The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At March 31, 2009, the Company held $16.2 million in principal of senior auction rate notes secured by student loans. As of March 31, 2009, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. During 2008 and the first quarter of 2009, the Company has recorded a $3.5 million and $779,000, respectively, pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

  The Company faces various risks associated with the trend toward increased shareholder activism.  In 2008, the Company became engaged in a proxy contest with a large shareholder. This dispute led to a significant increase in operating expenses which appreciably reduced the Company’s operating profit and net income.  The Company prevailed in the contest and has subsequently repurchased 1,600,000 shares of the Company’s Common Stock from the activist shareholder and entered into a standstill agreement with the shareholder restricting their actions as a shareholder of the Company.  While we believe this dispute has been resolved, the Company could become engaged in another proxy contest in the future.  Another proxy contest would require significant additional management time and increased operating expenses, which could adversely affect the Company’s profitability and cash flows.

  Ownership of the Company’s stock is highly concentrated.  As of March 31, 2009, affiliates of the Company, which include directors, officers, an institutional holder of more than 10% of the Company’s Common Stock and an individual holder of more than 10% of the Company’s Common Stock, held approximately 42% of the Company’s Common Stock in the aggregate. As a result, a limited number of shareholders may have the ability to significantly influence the outcome of corporate actions requiring stockholder approval.  Additionally, significant sales or purchases of the Company’s Common Stock by these shareholders may cause the price of the Company’s Common Stock to fluctuate.

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

If the Company is unable to convert a significant portion of its design wins into revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted. The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of the Company’s design wins may never generate revenues if end-customer projects are unsuccessful in the marketplace or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically between six months to greater than eighteen months. If the Company fails to convert a significant portion of its design wins into substantial revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

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

  The Company’s results of operations could vary as a result of the methods, estimations and judgments used in applying its accounting policies. The methods, estimates and judgments used by the Company in applying its accounting policies have a significant impact on its results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions and changes in rulemaking by the regulatory bodies, and factors may arise over time that lead the Company to change its methods, estimates, and judgments. Changes in those methods, estimates and judgments could significantly impact the Company’s results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Repurchases of the Company's common stock during the first quarter of 2009 were as follows:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2009	279,277	$6.97	279,277	$48,053
February 2009	1,666,643	$6.30	1,666,643	$37,552
March 2009	--	--	--	$37,552
Total Q1 2009	1,945,920	$6.40	1,945,920

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1
4.1           First Amendment to Rights Agreement, dated as of March 23, 2009, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent, which includes the amended form of Right Certificate as Exhibit B (amending the Original Agreement, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008)(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 24, 2009).

10.1
Stock Purchase Agreement, dated as of February 11, 2009, by and among the sellers listed on Schedule I attached thereto, and Micrel, Incorporated and each of the purchasers listed on Schedule II attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2009).

10.2
10.2           Standstill Agreement, dated as of March 19, 2009, between Micrel, Incorporated, Obrem Capital Offshore Master, LP and Obrem Capital (QP), LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2009).

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

MICREL, INCORPORATED
(Registrant)

Date: May 11, 2009	By /s/ Clyde R. Wallin
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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)                evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

   d)                disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 11, 2009	By /s/ Raymond D. Zinn
Raymond D. Zinn
President, Chief Executive Officer and Director
(Principal Executive Officer)

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Clyde R Wallin, certify that:

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)                evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)                 disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 11, 2009	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 32

Certification of Chief Executive Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Micrel, Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i)           the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 11, 2009	By /s/ Raymond D. Zinn
Raymond D. Zinn
Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Micrel, Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that:

(i)           the accompanying Quarterly Report on Form 10-Q of the Company for the quarterly period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 11, 2009	By /s/ Clyde R. Wallin
Clyde R. Wallin
Chief Financial Officer