Form 10-Q
period 2009-06-30
MICREL INC
filed 2009-08-07
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

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

As of July 31, 2009 there were 62,318,655 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,920	$48,343
Short-term investments	25,974	25,852
Accounts receivable, less allowances: 2009, $2,243; 2008, $2,937	26,165	20,643
Inventories	35,421	37,440
Income taxes receivable	4,139	6,783
Prepaid expenses and other	1,820	1,781
Deferred income taxes	17,247	17,752
Total current assets	144,686	158,594

LONG-TERM INVESTMENTS	11,972	12,628
PROPERTY, PLANT AND EQUIPMENT, NET	71,788	76,200
DEFERRED INCOME TAXES	9,882	11,135
INTANGIBLE ASSETS, NET	658	1,338
OTHER ASSETS	448	448
TOTAL	$239,434	$260,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,364	$15,365
Deferred income on shipments to distributors	21,260	21,136
Current portion of long-term debt	7,857	--
Other current liabilities	7,838	10,696
Total current liabilities	50,319	47,197

LONG-TERM DEBT, NET	7,143	--
LONG-TERM INCOME TAXES PAYABLE	4,883	4,468
ACCRUED RENT	229	272
Total liabilities	62,574	51,937

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2009 – 62,318,655 shares; 2008 – 67,308,899 shares	--	--
Accumulated other comprehensive loss	(2,522)	(2,244)
Retained earnings	179,382	210,650
Total shareholders’ equity	176,860	208,406
TOTAL	$239,434	$260,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET REVENUES	$51,798	$70,593	$98,784	$136,645
COST OF REVENUES (1)	25,232	30,809	48,601	59,679
GROSS PROFIT	26,566	39,784	50,183	76,966
OPERATING EXPENSES:
Research and development (1)	11,484	14,758	23,973	28,884
Selling, general and administrative (1)	8,913	11,557	17,771	23,482
Restructuring expense (credit)	--	--	--	(842)
Proxy contest expense	--	2,390	--	2,721
Total operating expenses	20,397	28,705	41,744	54,245
INCOME FROM OPERATIONS	6,169	11,079	8,439	22,721
OTHER INCOME (EXPENSE):
Interest income	197	645	513	1,730
Interest expense	(60)	(1)	(60)	(1)
Other income, net	56	36	80	47
Total other income, net	193	680	533	1,776
INCOME BEFORE INCOME TAXES	6,362	11,759	8,972	24,497
PROVISION FOR INCOME TAXES	2,495	4,371	3,559	8,791
NET INCOME	$3,867	$7,388	$5,413	$15,706
NET INCOME PER SHARE:
Basic	$0.06	$0.10	$0.08	$0.22
Diluted	$0.06	$0.10	$0.08	$0.22
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	63,525	71,118	64,840	71,682
Diluted	63,573	71,413	64,897	71,801

(1) Share-based compensation expense included in:
Cost of revenues	$142	$282	$286	$515
Research and development	417	568	708	1,172
Selling, general and administrative	416	589	689	1,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Six Months Ended
	June 30,
	2009	2008
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$5,413	$15,706
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	8,455	9,557
Share-based compensation expense	1,683	2,928
Tax benefit on the exercise of employee stock options	12	154
Gain on disposal of assets	(104)	(1)
Accrued rent	(43)	(26)
Deferred income taxes provision	342	1,500
Changes in operating assets and liabilities:
Accounts receivable	(5,522)	(5,055)
Inventories	2,035	474
Income taxes receivable	2,644	(226)
Prepaid expenses and other assets	(39)	1,738
Accounts payable	(2,001)	(2,090)
Income taxes payable	413	813
Other current liabilities	(2,858)	(3,425)
Deferred income on shipments to distributors	124	1,609
Net cash provided by operating activities	10,554	23,656
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(3,259)	(6,784)
Purchases of investments	(29,167)	(8,851)
Proceeds from the sale of investments	29,248	14,120
Net cash used in investing activities	(3,178)	(1,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	15,000	--
Proceeds from the issuance of common stock	176	1,211
Repurchases of common stock	(32,448)	(25,482)
Payment of cash dividends	(4,527)	(4,664)
Net cash used in financing activities	(21,799)	(28,935)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,423)	(6,794)
CASH AND CASH EQUIVALENTS - Beginning of period	48,343	80,977
CASH AND CASH EQUIVALENTS - End of period	$33,920	$74,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$59	$13
Income taxes	$218	$6,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited.  In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2008, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding.  Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.  Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	63,525	71,118	64,840	71,682
Dilutive effect of stock options outstanding using the treasury stock method	48	295	57	119
Shares used in computing diluted net income per share	63,573	71,413	64,897	71,801

For the three and six months ended June 30, 2009, 7.8 million stock options and 8.0 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2008, 9.1 million stock options and 10.9 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of 2008, the Company identified errors primarily related to its calculation of deferred income on shipments to distributors ("deferred income"). Upon review of its calculations, management determined that the estimated shipping margin percentage used to calculate the deferred income balance was incorrect and this resulted in an understatement of deferred income and related cost of sales. In addition, the Company identified errors in the timing of proxy contest expense recognition during the second and third quarters of 2008. The Company assessed the materiality of these errors on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the errors were not material to any prior annual or interim periods but would be material to the year ended December 31, 2008 if the entire corrections were recorded in that year. In accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the Company revised its financial statements for 2006, 2007 and the first three quarters of 2008 to correct for the immaterial errors. In addition, an adjustment was also recorded to reduce the beginning retained earnings at January 1, 2006 for the cumulative impact of these errors on prior periods.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Set out below are the line items within the consolidated financial statements as of and for the three and six months ended June 30, 2008 that have been impacted by the revisions.  The revision had no impact on the Company’s total cash flows from operating, investing or financing activities.
	As of and for the Three Months Ended June 30, 2008		As of and for the Six Months Ended June 30, 2008
(in thousands except per share amounts)	As Reported	As Revised	As Reported	As Revised
Consolidated Statement of Operations:
Cost of revenues	$30,779	$30,809	$59,540	$59,679
Gross Profit	39,814	39,784	77,105	76,966
Income from operations	10,843	11,079	22,594	22,721
Income before income taxes	11,523	11,759	24,370	24,497
Provision for income taxes	4,283	4,371	8,741	8,791
Net income	7,240	7,388	15,629	15,706

Net income per share:
Basic	$0.10	$0.10	$0.22	$0.22
Diluted	$0.10	$0.10	$0.22	$0.22

Consolidated Balance Sheets:
Income taxes receivable	$3,756	$3,168
Deferred income taxes	18,151	19,220
Total current assets	172,857	173,338
Total assets	280,211	280,692
Deferred income on shipments to distributors	21,708	24,486
Total current liabilities	48,645	51,157
Retained earnings	229,014	226,983
Total shareholders’ equity	227,537	225,506
Total liabilities and shareholders’ equity	280,211	280,692

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 165, “Subsequent Events”, which established principles and requirements for subsequent events.  The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  This statement is effective for interim or annual reporting periods ending after June 15, 2009. In preparing these financial statements, Micrel evaluated the events and transactions that occurred from June 30, 2009 through August 7, 2009, the date these financial statements were issued.

In April 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect that this standard will have a material impact on its results of operations, financial position or cash flows

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2009, the FASB issued Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have any impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2009, the FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of revenues	$142	$282	$286	$515
Research and development	417	568	708	1,172
Selling, general and administrative	416	589	689	1,241
Pre-tax share-based compensation expense	975	1,439	1,683	2,928
Less income tax effect	(240)	(310)	(451)	(612)
Net share-based compensation expense	$735	$1,129	$1,232	$2,316

During the three months ended June 30, 2009 and 2008, the Company granted 841,781 and 189,025 stock options, respectively, at weighted average fair values of $2.99 and $4.79 per share, respectively. For the six months ended June 30, 2009 and 2008, the Company granted 1,116,781 and 1,120,165 stock options, respectively, at weighted average fair values of $2.96 and $3.41 per share, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected term (years)	6.8	6.0	6.8	6.1
Stock volatility	45.0%	48.3%	47.3%	48.7%
Risk free interest rates	3.1%	3.5%	2.7%	3.2%
Dividends during expected terms	1.9%	1.5%	2.0%	1.4%

As of June 30, 2009, there was $13.8 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.5 years. Total share-based compensation capitalized as part of inventory as of June 30, 2009 and December 31, 2008 was $119,000 and $102,000, respectively.

5.	INVESTMENTS

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of June 30, 2009 consist primarily of liquid corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of June 30, 2009, consist of auction rate notes secured by student loans and are classified as available-for-sale securities.  Per SFAS 115 available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Company’s short-term investments at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	As of June 30, 2009				As of December 31, 2008
		Unrealized				Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Corporate Securities	$14,966	$—	$64	$14,902	$17,888	$2	$63	$17,827
Certificates of Deposits	11,072	—	—	11,072	8,025	—	—	8,025
Total	$26,038	$—	$64	$25,974	$25,913	$2	$63	$25,852

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

The types of instruments valued based on quoted market prices in active markets include money market funds and commercial paper. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include U.S. agency securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. The types of instruments valued based on unobservable inputs include the auction rate securities held by the Company. Such instruments are generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 were as follows (in thousands):

	Fair Value Measurements as of June 30, 2009
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$25,853	$4,468	$	−	$30,321
Short-term available-for-sale securities	25,974	−		−	25,974
Auction rate notes	−	−		11,972	11,972
Total	$51,827	$4,468		$11,972	$68,267

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

As of June 30, 2009, the Company had approximately $12.0 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008 and continuing through the second quarter of 2009, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the student loan-backed notes held by the Company failed as of June 30, 2009. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 24 to 37 years. As a result, the Company has classified all auction rate notes as long-term investments as of June 30, 2009. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  For the auction rate notes held by the Company as of June 30, 2009, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in auction rate notes as of June 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of June 30, 2009, the Company determined there was a decline in the fair value of its auction rate notes of approximately $4.0 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company believes it will recover its cost basis in these investments.

For the six months ended June 30, 2009 the changes in the Company’s Level 3 securities are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2008	$12,628
Transfers in and/or out of Level 3	--
Total gains or losses (unrealized), before tax:	(456)
Settlements	(200)
Ending balance, June 30, 2009	$11,972

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	INVENTORIES

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2009	2008
Finished goods	$12,676	$12,669
Work in process	20,958	22,213
Raw materials	1,787	2,558
	$35,421	$37,440

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):
	June 30,	December 31,
	2009	2008
Manufacturing equipment	$182,963	$181,514
Land	6,636	6,636
Buildings and improvements	47,810	47,513
Leasehold Improvements	746	746
Office furniture and research equipment	13,999	13,560
	252,154	249,969
Accumulated depreciation	(180,366)	(173,769)
	$71,788	$76,200

Depreciation expense for the three and six months ended June 30, 2009 was $3.8 million and $7.8 million, respectively.

8.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$--	$8,718	$8,620	$98
Patents and trade name	10,318	9,660	658	10,318	9,078	1,240
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,491	$19,833	$658	$20,491	$19,153	$1,338

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and six month periods ended June 30, 2009 was $278,000 and $680,000, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2009 was as follows (in thousands):

Year Ending December 31,
2009 (six months)	$149
2010	255
2011	254
Thereafter	-
$658

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):
	June 30,	December 31,
	2009	2008
Accrued workers compensation and health insurance	$826	$880
Accrued compensation	4,155	7,082
Accrued commissions	2,578	2,366
All other current accrued liabilities	279	368
Total other current liabilities	$7,838	$10,696

10.	BORROWING ARRANGEMENTS

On May 7, 2009, the Company entered into a new, unsecured credit facility with Bank of the West which terminated and replaced the Company’s previous credit facility originally entered into on April 20, 2007 with Bank of the West. The new facility provides, among other things: (a) a $5 million line of credit for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility; (b) a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock and (c) a modification of covenants from the previous facility, including financial covenants.  At June 30, 2009, the Company was in compliance with all credit facility covenants. At June 30, 2009, the Company had borrowed $15 million under the term loan facility and had no borrowings under the line of credit facility.

Borrowings under the term loan facility are payable over 21 equal monthly installments, beginning on August 31, 2009.  Interest under the term loan facility is payable at a rate equal to floating one-month LIBOR plus 2.25%. Interest under the line of credit facility will accrue based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.00%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.25% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.25%. As of June 30, 2009, the Company had borrowed $15 million under the credit facility agreement. The following table summarizes the Company’s long-term debt (in thousands):

June 30,
2009
Notes payable bearing variable interest at 1 month LIBOR plus 2.25% repayable in 21 equal monthly periods, beginning on August 31, 2009	$15,000
Current portion	(7,857)
Long-term debt	$7,143

As of June 30, 2009, the estimated fair value of the Company’s notes payable was not materially different than its respective carrying value.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

During the three months ended June 30, 2009, the Company entered into an interest rate swap contract (the “Swap”), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company has economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $7.5 million of the Company’s notes payable (see Note 10). The Company will experience variability in future interest payments for the remaining $7.5 million unhedged portion of the Company’s notes payable. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap is considered a cash flow hedge.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of June 30, 2009, the notional amount of the outstanding interest rate swap contract was $7.5 million.  The effect of derivative instruments on the Statement of Operations for the three and six months ended June 30, 2009 was not material. The fair values of our derivative assets and liabilities as of June 30, 2009 were not material. The Company will continue to revaluate the fair value of the derivative instrument at each period end and record corresponding impact on the balance sheet and Statement of Operations.

12.	SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2009, three customers accounted for more than 10% of net revenues. An original equipment manufacturer accounted for $12.1 million (12%) and two worldwide distributors accounted for $19.4 million (20%) and $13.0 million (13%) of net revenues, respectively. During the six months ended June 30, 2008, two customers, both worldwide distributors, accounted for $20.0 million (15%) and $19.8 million (15%) of net revenues, respectively.

As of June 30, 2009, two worldwide distributors accounted for 28% and 11%, respectively, of total accounts receivable. At December 31, 2008, three world-wide distributors and a stocking representative, accounted for 21%, 13%, 11% and 10%, respectively, of total accounts receivable.

13.	COMPREHENSIVE INCOME

Comprehensive income, which was comprised of the Company's net income for the periods and changes in unrealized gains or losses on investments, net of tax, was $4.1 million and $5.1 million for the three and six months ended June 30, 2009, respectively.  Comprehensive income for the three and six months ended June 30, 2008 was $7.1 million and $14.3 million, respectively.

14.	SEGMENT REPORTING

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Revenues by Segment	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2009	2008	2009	2008
Net Revenues:
Standard Products	$50,158	$67,004	$95,719	$128,311
Other Products	1,640	3,589	3,065	8,334
Total net revenues	$51,798	$70,593	$98,784	$136,645
As a Percentage of Total Net Revenues:
Standard Products	97%	95%	97%	94%
Other Products	3%	5%	3%	6%
Total net revenues	100%	100%	100%	100%

15.	LITIGATION AND OTHER CONTINGENCIES

On June 9, 2006, Deerfield 3250 Scott, LLC ("Deerfield"), the building owner of Micrel's Santa Clara Wafer Fab facility which was closed in 2003, filed a complaint against the Company entitled "Deerfield 3250 Scott, LLC vs. Micrel, Inc. et al" in the Superior Court of the State of California, County of Santa Clara.  In February 2006, Micrel terminated this building lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  Deerfield disputes that Micrel had a right to terminate, alleging that the vandalism took place because of the negligence of Micrel and that Micrel should not be able to benefit from its own negligence.  The complaint sought damages in an unspecified amount for rent through the remaining term of the lease (from March 1 through October 31, 2006), alleged damages to the premises, and for wrongful removal of equipment.  On March 5, 2008, the Company and Deerfield entered into a Settlement Agreement, agreeing to dismiss with prejudice all claims and counterclaims in the litigation.  Under the terms of the Agreement, the Company paid Deerfield $875,000 in the first quarter of 2008 (see Note 19). Additional claims have been filed by or have arisen against the Company in its normal course of business.  The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

16.	SHARE REPURCHASE PROGRAM

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

During the six months ended June 30, 2009, the Company repurchased 5,020,920 shares of its common stock for an aggregate price of $32.4 million. Included in the 5,020,920 shares repurchased were 4,675,000 shares purchased from Obrem Capital Offshore Master, LP and Obrem Capital (QP), LP, at an average price per share of $6.42 and an aggregate price of $30 million.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	PROXY CONTEST EXPENSE

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

18.	INCOME TAXES

The income tax provision for the three and six months ended June 30, 2009, as a percentage of income before taxes, was 39.2% and 39.7%, respectively, as compared to 37.2% and 35.9%, respectively, for the comparable periods in the prior year. These increases resulted primarily from additional tax provisions recorded for the three and six months ended June 30, 2009 of $285,000 and $525,000, respectively to reduce the amount of non-current deferred tax assets that were determined to be unrealizable due to California tax law changes and operational changes at one of the Company’s foreign locations.

As of June 30, 2009, the gross liability for uncertain tax positions was $9.4 million, as compared to $9.0 million as of December 31, 2008. The net liability as of June 30, 2009, reduced for the federal effects of potential state tax exposures, was $6.9 million as compared to $6.5 million as of December 31, 2008. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $6.9 million would favorably affect the Company’s tax provision in such future periods.  Included in the $6.9 million is $2.0 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $4.9 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of June 30, 2009 and December 31, 2008, the Company had $566,000 and $450,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.  The Company had net current deferred tax assets of $17.2 million and net long-term deferred tax assets of $9.9 million as of June 30, 2009.  The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.  Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

19.	RESTRUCTURING AND MANUFACTURING FACILITY IMPAIRMENT

In 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 15).  The remaining unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008. A summary of restructuring expense accruals associated with this facility closure is as follows: ($000)

	Contractual Facility Costs	Disposal Costs	Total
Balance December 31, 2006	$1,257	$317	$1,574
2007 Charges	128	--	128
Other	85	--	85
Balance December 31, 2007	1,470	317	1,787
2008 Uses	(945)	—	(945)
Other reductions	(525)	(317)	(842)
Balance December 31, 2008	$—	$—	$—

20.	DIVIDENDS

On April 24, 2009, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.2 million was made on May 22, 2009 to shareholders of record as of May 6, 2009.

21.	SUBSEQUENT EVENT

On July 23, 2009, the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on August 26, 2009 to shareholders of record at the close of business on August 12, 2009. This dividend will be recorded in the third quarter of 2009 and is expected to be approximately $2.2 million.

In preparing these financial statements, Micrel evaluated the events and transactions that occurred from June 30, 2009 through August 7, 2009, the date these financial statements were issued.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2008 through June 30, 2009 has been provided.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fourth quarter 2008 gross margin was 52.0%, compared to 55.3% in the third quarter of 2008.  The decrease in gross margin was the result of factory underutilization and additional inventory reserves due to a lower sales forecast. Fourth quarter 2008 net income was $4.9 million, or $0.07 per diluted share.

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

Despite the continuing weak economic environment, the second quarter of 2009 was an exceptional quarter for Micrel. The Company experienced strong growth of both revenues and net income. Bookings were solid which resulted in a book-to-bill ratio above one. Second quarter revenues exceeded management’s expectations and grew on a sequential quarter basis for the first time in four quarters.  The Company saw strength in all major segments of its business with primary growth coming from markets in China.  In particular, the build out of China’s 3G infrastructure was an important driver for the Company’s revenue growth in the second quarter of 2009.  However, the Company’s management believes that the general worldwide economic slowdown is continuing to have an impact on the overall market for semiconductors, and believes that restocking due to the lower inventories coming out of the first quarter of 2009 represented about one third of the sequential growth for the quarter. Management is pleased with the Company’s operating performance during the second quarter of 2009. Revenues increased to $51.8 million in the second quarter of 2009, compared to $47.0 million in the first quarter of 2009.  Second quarter 2009 operating expenses were down by 4% sequentially. Second quarter 2009 net income of $3.9 million was more than double the net income of $1.5 million reported for the first quarter of 2009.  In addition to the good financial performance, the Company continued to enhance shareholder value with its stock buy-back program. Average shares outstanding in the second quarter of 2009 decreased by 4% compared to the first quarter of 2009.  In addition, the Company also maintained its quarterly three and one-half cent per share dividend payment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company derives a substantial portion of its net revenues from standard products.  For each of the three and six month periods ended June 30, 2009 the Company's standard products sales accounted for 97% of the Company's net revenues as compared to 95% and 94%, respectively, of net revenues for the comparable periods in 2008.  The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Revision of Prior Period Financial Statements

During the fourth quarter of 2008, the Company identified an error related to its calculation of deferred income on shipments to distributors ("deferred income"). Upon review of its calculations, management determined that the estimated shipping margin percentage used to calculate the deferred income balance was incorrect and this resulted in an understatement of deferred income and related cost of sales. The Company assessed the materiality of this error on prior periods financial statements in accordance with the SEC’s Staff Accounting Bulletin No. 99 (“SAB 99”), and concluded that the error was not material to any prior annual or interim periods but would be material to the three and twelve months periods ended December 31, 2008 if the entire correction was recorded in those periods. In accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), the 2006, and 2007 and first three quarters of 2008 financial statements have been revised to correct for the immaterial error. In addition, in the financial statements included in the Company’s Annual Report on Form 10-K an adjustment was also recorded to reduce the beginning retained earnings at January 1, 2006 for the cumulative impact of this error on prior periods. The revision had no net impact on the Company’s Consolidated Statement of Cash Flows. See Note 2 of Notes to Condensed Consolidated Financial Statements for discussion of the impact of the revisions on the 2008 interim results included in this Form 10-Q.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of June 30, 2009, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.7	43.6	49.2	43.7
Gross profit	51.3	56.4	50.8	56.3
Operating expenses:
Research and development	22.2	20.9	24.3	21.1
Selling, general and administrative	17.2	16.4	18.0	17.2
Restructuring expense (income)	--	--	--	(0.6)
Proxy contest expense	--	3.4	--	2.0
Total operating expenses	39.4	40.7	42.3	39.7
Income from operations	11.9	15.7	8.5	16.6
Other income (expense):
Interest income	0.4	0.9	0.5	1.3
Interest expense	(0.1)	--	--	--
Other income, net	0.1	0.1	0.1	--
Total other income, net	0.4	1.0	0.6	1.3
Income before income taxes	12.3	16.7	9.1	17.9
Provision for income taxes	4.8	6.2	3.6	6.4
Net income	7.5%	10.5%	5.5%	11.5%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

           Net Revenues. For the three months ended June 30, 2009, net revenues decreased 27% to $51.8 million from $70.6 million for the same period in the prior year. For the six months ended June 30, 2009, net revenues decreased 28% to $98.8 million from $136.6 million for the same period in the prior year. These decreases were the result of decreased unit shipments across all product lines and geographies due to a reduction in demand caused by the worldwide macroeconomic recession. Standard products revenues for the three months ended June 30, 2009 decreased 25% to $50.2 million from $67.0 million for the same period in the prior year. For the six months ended June 30, 2009, standard products decreased 25% to $95.7 million from $128.3 million for the same period in the prior year. For the three months ended June 30, 2009, other products, which consist primarily of custom and foundry products revenues, decreased 54% to $1.6 million compared to $3.6 million for the same period in the prior year. For the six months ended June 30, 2009, other products decreased 63% to $3.1 million compared to $8.3 million for the same period in the prior year.

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

Sales to customers in Asia represented 62% and 61%, respectively, of net revenues for the three and six months ended June 30, 2009 as compared to 55% of the Company’s net revenues for each of the three and six months ended June 30, 2008. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for Micrel and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Share-Based Compensation. The Company accounts for share-based compensation under the fair value recognition provisions of SFAS 123R. The Company's results of operations for the three month periods ended June 30, 2009 and 2008 included $1.0 million and $1.4 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the six month periods ended June 30, 2009 and 2008, the Company's results of operations included $1.7 million and $2.9 million, respectively, of non-cash expense related to the fair value of share-based compensation awards (see Note 4 of Notes to Condensed Consolidated Financial Statements).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices.  The Company's gross margin decreased to 51.3% for the three months ended June 30, 2009 from 56.4% for the comparable period in 2008. For the six months ended June 30, 2009, the Company's gross margin decreased to 50.8% from 56.3% for the comparable period in 2008. These decreases in gross margin resulted primarily from decreased manufacturing capacity utilization and decreased average selling prices as compared to the same periods in 2008.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 22.2% for the three months ended June 30, 2009 and 20.9% for the three months ended June 30, 2008.  On a dollar basis, research and development expenses decreased $3.3 million, or 22% to $11.5 million for the three months ended June 30, 2009 from $14.8 million for the comparable period in 2008. For the six months ended June 30, 2009 and 2008, research and development expenses as a percentage of net revenues represented 24.3% and 21.1%, respectively. On a dollar basis, research and development expenses decreased $4.9 million, or 17% to $24.0 million for the six months ended June 30, 2009 from $28.9 million for the comparable period in 2008. These decreases were primarily due to decreased staffing costs combined with decreased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17.2% for the three months ended June 30, 2009 and 16.4% for the three months ended June 30, 2008.  On a dollar basis, selling, general and administrative expenses decreased $2.6 million, or 23% to $8.9 million for the three months ended June 30, 2009 from $11.6 million for the comparable period in 2008. For the six months ended June 30, 2009 and 2008, selling, general and administrative expenses as a percentage of net revenues represented 18.0% and 17.2%, respectively.  On a dollar basis, selling, general and administrative expenses decreased $5.7 million, or 24%, to $17.8 million for the six months ended June 30, 2009 from $23.5 million for the comparable period in 2008. These decreases were primarily due to decreased staffing costs, decreased commissions and decreased profit sharing accruals.

Restructuring charges (credits). During 2003, the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 15 of Notes to Condensed Consolidated Financial Statements).  The remaining $842,000 unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008 (see Note 19 of Notes to Condensed Consolidated Financial Statements).

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

Other Income (Expense). Other income (expense) reflects interest income from investments in short-term and long-term investments and money market funds and other non-operating income, offset in part by interest expense incurred on term notes.  For the three months ended June 30, 2009, interest income decreased to $193,000 from $680,000 for the comparable period in the prior year. For the six months ended June 30, 2009, interest income decreased to $533,000 from $1.8 million for the comparable period in the prior year. These decreases resulted primarily from decreased interest income due to decreased average cash and investment balances combined with combined with reduced average interest rates earned and an increase in interest expense on term notes that were entered into in 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Income Taxes.  The income tax provision for the three and six months ended June 30, 2009, as a percentage of income before taxes, was 39.2% and 39.7%, respectively, as compared to 37.2% and 35.9%, respectively, for the comparable periods in the prior year. These increases resulted primarily from additional tax provisions recorded for the three and six months ended June 30, 2009 of $285,000 and $525,000, respectively, to reduce the amount of non-current deferred tax assets that were determined to be unrealizable due to California tax law changes and operational changes at one of the Company’s foreign locations. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2009, consisted of cash and short-term investments of $59.9 million and a $5 million revolving line of credit from a commercial bank (See Note 10 of Notes to Condensed Consolidated Financial Statements).

The Company generated $10.6 million in cash from operating activities for the six months ended June 30, 2009. Significant cash flows included cash provided by net income of $5.4 million plus additions for non-cash activities of $10.3 million (consisting primarily of $8.5 million in depreciation and amortization and $1.7 million in share-based compensation expense) combined with a $2.6 million decrease in income taxes receivable and a $2.0 million decrease in inventories, which were offset in part by a $5.5 million increase in accounts receivable combined with a $2.9 million decrease in other current liabilities and a $2.0 million decrease in accounts payable.

For the six months ended June 30, 2008, the Company generated $23.7 million in cash flows from operating activities primarily attributable to net income of $15.7 million plus additions for non-cash activities of $14.1 million (consisting primarily of $9.6 million in depreciation and amortization, $2.9 million in share-based compensation expense and a $1.5 million decrease in deferred tax provisions) combined with a $1.7 million decrease in prepaid expense and other assets and a $1.6 million increase in deferred income on shipments to distributors, which were partially offset by a $5.1 million increase in accounts receivable, a $3.4 million decrease in other current liabilities and a $2.1 million decrease in accounts payable.

The Company used $3.2 million of cash from investing activities during the six months ended June 30, 2009, comprised primarily of purchases of property, plant and equipment.

For the six months ended June 30, 2008, the Company used $1.5 million of cash from investing activities comprised of $6.8 million in purchases of property, plant and equipment which was partially offset by $5.3 million in net purchases of investments.

The Company used $21.8 million of cash in financing activities during the six months ended June 30, 2009 primarily for the repurchase of $32.5 million of the Company's common stock and $4.5 million for the payment of cash dividends, which was partially offset by $15.0 million in proceeds of long-term debt borrowing.

For the six months ended June 30, 2008, the Company used $28.9 million of cash in financing activities primarily for the repurchase of $25.5 million of the Company's common stock and $4.7 million for the payment of cash dividends, which were partially offset by $1.2 million in proceeds from the exercise of employee stock awards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment and make facility improvements during the next 12 months primarily for wafer fabrication and product testing and additional research and development related software and equipment.  On July 23, 2009, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable August 26, 2009 to shareholders of record on August 12, 2009. The cash dividend payout by the Company on August 26, 2009 is expected to be approximately $2.2 million. Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash flows from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for at least the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Recently Issued Accounting Standards

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of June 30, 2009, the Company had the following contractual obligations and commitments:

(in thousands)	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (see Note 10 of Notes to Condensed Consolidated Financial Statements)	$15,000	$7,857	$7,143	$--	$--
Operating leases	4,128	2,115	1,819	194	--
Open purchase orders	13,370	13,370	--	--	--
Total	$32,498	$23,342	$8,962	$194	$--

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

As of June 30, 2009, the Company had $6.9 million of non-current unrecognized tax benefits recorded in accordance with FIN 48.  Included in the $6.9 million is $2.0 million that has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $4.9 million liability is included in long-term income taxes payable. The Company is not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Off-Balance Sheet Arrangements

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2009, the Company held $26.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. The short-term investments held at June 30, 2009 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2009, the fair value of the short-term investments would decline by an immaterial amount.

           At June 30, 2009, the Company held $16.0 million in principal of auction rate notes secured by student loans. Auctions for these auction rate securities failed as of June 30, 2009.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company’s ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist. During 2008 and the first half of 2009, the Company has recorded a $4.0 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities. For additional information regarding the Company's investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

At June 30, 2009, the Company had no fixed-rate long-term debt subject to interest rate risk. At June 30, 2009, the Company held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The notional amount of the outstanding interest rate swap contract at June 30, 2009 was $7.5 million. The Company currently intends to hold the interest rate swap contract to maturity. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2009, the fair value of the interest rate swap would decline by an immaterial amount.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 15 of Notes to Condensed Consolidated Financial Statements under the caption "Litigation and Other Contingencies" in Item 1 of Part I is incorporated herein by reference.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

The current global recession and unprecedented volatility in global capital markets could have a material adverse effect on the Company’s business, results of operations, and financial condition.  While the current global economic downturn appears to have bottomed and the Company has recently seen some improvement in the business climate for semiconductors, there is no guarantee that these conditions will continue to improve or that these conditions may further decline. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions, and the Company cannot accurately predict how severe and prolonged this downturn might be. The global recession and credit crisis in the financial markets has resulted in a decrease in orders for the Company’s products, which may continue or worsen for the foreseeable future, and which may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during this economic downturn because it may not be able to reduce costs at the same rate as its sales decline.

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

The current tightening of the credit markets may adversely affect the Company’s business in a number of ways. The unprecedented contraction and extreme disruption of the credit and financial markets in the United States, Europe, and Asia has led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. These economic developments may adversely affect the Company’s business in a number of ways. The current tightening of credit in financial markets may limit the ability of the Company’s customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for the Company’s products or reduced ability to finance operations to supply products to the Company. The Company cannot predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries. Further, the worldwide economic slowdown makes it is extremely difficult for the Company to forecast future sales levels based on historical information and trends. Visibility into customer demand continues to be limited due to short order lead times. Portions of the Company’s expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent the Company does not achieve its anticipated levels of sales, its gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At June 30, 2009, the Company held $16.0 million in principal of auction rate notes secured by student loans. As of June 30, 2009, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. During 2008 and the first half of 2009, the Company has recorded a $4.0 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

The Company faces various risks associated with the trend toward increased shareholder activism.  In 2008, the Company became engaged in a proxy contest with a large shareholder. This dispute led to a significant increase in operating expenses which appreciably reduced the Company’s operating profit and net income.  The Company prevailed in the contest and has subsequently repurchased 4,675,000 shares of the Company’s Common Stock from the activist shareholder and entered into a standstill agreement with the shareholder restricting their actions as a shareholder of the Company.  While we believe this dispute has been resolved, the Company could become engaged in another proxy contest in the future.  Another proxy contest would require significant additional management time and increased operating expenses, which could adversely affect the Company’s profitability and cash flows.

Ownership of the Company’s stock is highly concentrated.  As of July 31, 2009, affiliates of the Company, which include directors, officers, and an individual holder of more than 10% of the Company’s Common Stock, held approximately 30% of the Company’s Common Stock in the aggregate. As a result, a limited number of shareholders may have the ability to significantly influence the outcome of corporate actions requiring stockholder approval.  Additionally, significant sales or purchases of the Company’s Common Stock by these shareholders may cause the price of the Company’s Common Stock to fluctuate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 30, 2008, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2009. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company's common stock during the first half of 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2009	279,277	$6.97	279,277	$48,053
February 2009	1,666,643	$6.30	1,666,643	$37,552
March 2009	--	--	--	$37,552
Total Q1 2009	1,945,920	$6.40	1,945,920
April 2009	--	--	--	$37,552
May 2009	3,075,000	$6.50	3,075,000	$17,552
June 2009	--	--	--	$17,552
Total Q2 2009	3,075,000	$6.50	3,075,000
Total 2009	5,020,920	$6.46	5,020,920

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 21, 2009.  At the Annual Meeting, shareholders voted on four matters: (i) to elect the following six nominees to serve as members of the Board of Directors of the Company until the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified:  Raymond D. Zinn, Daniel Artusi, Michael J. Callahan, Daniel Heneghan, Neil J. Miotto and Frank W. Schneider (“Proposal 1”), (ii) to approve a one-time stock option exchange program for employees other than our named executive officers and directors to permit such employees to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares having an exercise price equal to the fair market value of our common stock on the replacement grant date (“Proposal 2”), (iii) to ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2009 (“Proposal 3”), and (iv) to ratify the extension of the Rights Agreement entered into between the Company and Mellon Investor Services LLC on March 24, 2008, and amended on March 23, 2009 (as amended, the “Rights Agreement”), by one year (“Proposal 4”). The proposals were voted upon and approved in the manner set forth below:

Proposal No. 1 - Election of members of the Board of Directors. The following persons were duly elected to the Board of Directors by the shareholders for a one year term and until their successors are elected and qualified:

NOMINATION	FOR	WITHHELD
Raymond D. Zinn	54,294,046	824,509
Daniel A. Artusi	50,518,973	4,599,582
Michael J. Callahan	54,716,230	402,325
Daniel Heneghan	54,987,816	130,739
Neil J. Miotto	54,778,192	340,363
Frank W. Schneider	54,774,177	344,378

Proposal No. 2 – To approve a one-time stock option exchange program for employees other than our named executive officers and directors to permit such employees to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares having an exercise price equal to the fair market value of our common stock on the replacement grant date:

FOR	AGAINST	ABSTAIN
43,803,855	11,288,626	26,073

Proposal No. 3 – To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

FOR	AGAINST	ABSTAIN
55,054,747	48,336	15,471

Proposal No. 4 – To ratify the extension of the Rights Agreement by one year:

FOR	AGAINST	ABSTAIN
31,999,356	23,085,917	33,281

   ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2009).
10.2
Stock Purchase Agreement, dated as of May 7, 2009, by and among the sellers listed on Schedule I attached thereto, and Micrel, Incorporated and each of the purchasers listed on Schedule II attached thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 7, 2009).

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

MICREL, INCORPORATED
(Registrant)

Date: August 7, 2009	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)