Form 10-Q
period 2009-09-30
MICREL INC
filed 2009-11-09
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

As of October 30, 2009 there were 62,328,263 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,737	$48,343
Short-term investments	8,989	25,852
Accounts receivable, less allowances: 2009, $4,111; 2008, $2,937	29,829	20,643
Inventories	34,622	37,440
Income taxes receivable	569	6,783
Prepaid expenses and other	1,479	1,781
Deferred income taxes	19,182	17,752
Total current assets	151,407	158,594

LONG-TERM INVESTMENTS	12,572	12,628
PROPERTY, PLANT AND EQUIPMENT, NET	69,514	76,200
DEFERRED INCOME TAXES	9,754	11,135
INTANGIBLE ASSETS, NET	573	1,338
OTHER ASSETS	457	448
TOTAL	$244,277	$260,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,473	$15,365
Deferred income on shipments to distributors	22,889	21,136
Current portion of long-term debt	8,571	--
Other current liabilities	6,533	10,696
Total current liabilities	51,466	47,197

LONG-TERM DEBT, NET	5,000	--
LONG-TERM INCOME TAXES PAYABLE	4,949	4,468
ACCRUED RENT	203	272
Total liabilities	61,618	51,937

COMMITMENTS AND CONTINGENCIES (Notes 10 and 15)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2009 – 62,338,263 shares; 2008 – 67,308,899 shares	690	--
Accumulated other comprehensive loss	(2,033)	(2,244)
Retained earnings	184,002	210,650
Total shareholders’ equity	182,659	208,406
TOTAL	$244,277	$260,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NET REVENUES	$58,872	$67,549	$157,656	$204,194
COST OF REVENUES (1)	27,936	30,194	76,537	89,873
GROSS PROFIT	30,936	37,355	81,119	114,321
OPERATING EXPENSES:
Research and development (1)	11,405	13,832	35,378	42,716
Selling, general and administrative (1)	9,507	11,307	27,278	34,789
Restructuring expense (credit)	--	--	--	(842)
Proxy contest expense	--	349	--	3,070
Total operating expenses	20,912	25,488	62,656	79,733
INCOME FROM OPERATIONS	10,024	11,867	18,463	34,588
OTHER INCOME (EXPENSE):
Interest income	164	652	677	2,382
Interest expense	(116)	(1)	(176)	(2)
Other income, net	5	10	85	57
Total other income, net	53	661	586	2,437
INCOME BEFORE INCOME TAXES	10,077	12,528	19,049	37,025
PROVISION FOR INCOME TAXES	3,276	4,871	6,835	13,662
NET INCOME	$6,801	$7,657	$12,214	$23,363
NET INCOME PER SHARE:
Basic	$0.11	$0.11	$0.19	$0.33
Diluted	$0.11	$0.11	$0.19	$0.33
WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	62,322	70,299	63,993	71,243
Diluted	62,545	70,427	64,063	71,365

(1) Share-based compensation expense included in:
Cost of revenues	$184	$243	$470	$759
Research and development	425	544	1,133	1,716
Selling, general and administrative	427	544	1,116	1,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Nine Months Ended
	September 30,
	2009	2008
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$12,214	$23,363
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	12,102	14,541
Share-based compensation expense	2,719	4,260
Tax benefit on the exercise of employee stock options	16	230
Gain on disposal of assets	(101)	(113)
Accrued rent	(69)	(45)
Deferred income taxes provision	(2,257)	(394)
Changes in operating assets and liabilities:
Accounts receivable	(9,186)	(4,657)
Inventories	2,837	(782)
Income taxes receivable	6,214	2,876
Prepaid expenses and other assets	292	2,215
Accounts payable	(1,892)	(2,316)
Income taxes payable	475	814
Other current liabilities	(4,163)	(3,464)
Deferred income on shipments to distributors	1,753	3,429
Net cash provided by operating activities	20,954	39,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(4,550)	(9,052)
Purchases of investments	(29,210)	(8,951)
Proceeds from the sale of investments	46,472	14,323
Net cash provided (used) in investing activities	12,712	(3,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	15,000	--
Repayments of long-term debt	(1,429)	--
Proceeds from the issuance of common stock	313	3,186
Repurchases of common stock	(32,448)	(35,997)
Payment of cash dividends	(6,708)	(7,133)
Net cash used in financing activities	(25,272)	(39,944)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,394	(3,667)
CASH AND CASH EQUIVALENTS - Beginning of period	48,343	80,977
CASH AND CASH EQUIVALENTS - End of period	$56,737	$77,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$175	$13
Income taxes	$2,365	$9,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited.  In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2008, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding.  Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method.  Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	62,322	70,299	63,993	71,243
Dilutive effect of stock options outstanding using the treasury stock method	223	128	70	122
Shares used in computing diluted net income per share	62,545	70,427	64,063	71,365

For the three and nine months ended September 30, 2009, 7.2 million stock options and 7.5 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months ended September 30, 2008, 10.1 million stock options and 10.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

During the fourth quarter of 2008, the Company identified errors primarily related to its calculation of deferred income on shipments to distributors ("deferred income"). Upon review of its calculations, management determined that the estimated shipping margin percentage used to calculate the deferred income balance was incorrect and this resulted in an understatement of deferred income and related cost of sales. In addition, the Company identified errors in the timing of proxy contest expense recognition during the second and third quarters of 2008. The Company assessed the materiality of these errors on prior periods’ financial statements and concluded that the errors were not material to any prior annual or interim periods but would be material to the year ended December 31, 2008 if the entire corrections were recorded in that year. The Company revised its financial statements for 2006, 2007 and the first three quarters of 2008 to correct for the immaterial errors. In addition, an adjustment was also recorded to reduce the beginning retained earnings at January 1, 2006 for the cumulative impact of these errors on prior periods.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Set out below are the line items within the consolidated financial statements as of and for the three and nine months ended September 30, 2008 that have been impacted by the revisions.  The revision had no impact on the Company’s total cash flows from operating, investing or financing activities.

	As of and for the Three Months Ended September 30, 2008		For the Nine Months Ended September 30, 2008
(in thousands except per share amounts)	As Reported	As Revised	As Reported	As Revised
Consolidated Statement of Operations:
Cost of revenues	$29,678	$30,194	$89,218	$89,873
Gross Profit	37,871	37,355	114,976	114,321
Income from operations	12,716	11,867	35,310	34,588
Income before income taxes	13,377	12,528	37,747	37,025
Provision for income taxes	4,900	4,871	13,641	13,662
Net income	8,477	7,657	24,106	23,363

Net income per share:
Basic	$0.12	$0.11	$0.34	$0.33
Diluted	$0.12	$0.11	$0.34	$0.33

Consolidated Balance Sheets:
Income taxes receivable	$824	$66
Deferred income taxes	19,561	20,829
Total current assets	174,831	175,341
Total assets	279,319	279,829
Deferred income on shipments to distributors	23,012	26,306
Total current liabilities	49,351	52,712
Retained earnings	227,894	225,043
Total shareholders’ equity	226,066	223,215
Total liabilities and shareholders’ equity	279,319	279,829

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding the treatment of subsequent events.  The new guidance details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  This guidance is effective for interim or annual reporting periods ending after June 15, 2009. In preparing these financial statements, Micrel evaluated the events and transactions that occurred from October 1, 2009 through November 9, 2009, the date these financial statements were issued.

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for the Company beginning in the first quarter of 2010.  The Company does not expect that this new guidance will have a material impact on its results of operations, financial position or cash flows

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2009, the FASB unanimously voted for the FASB Accounting Standards Codification (“ASC”) to be effective July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the ASC is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The ASC takes accounting pronouncements and organizes them by approximately ninety accounting topics. The ASC has become the single source of authoritative GAAP. All guidance included in the ASC is to be considered authoritative, even guidance that comes from what was previously deemed to be a non-authoritative section of a standard. Upon effectiveness of the ASC, all non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. The adoption of ASC did not have a material impact on the Company’s Consolidated Financial Statements.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011. Early adoption is allowed. The adoption of this accounting guidance will not have an impact on the Company’s consolidated financial statements.

4.	SHARE-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of revenues	$184	$243	$470	$759
Research and development	425	544	1,133	1,716
Selling, general and administrative	427	544	1,116	1,785
Pre-tax share-based compensation expense	1,036	1,331	2,719	4,260
Less income tax effect	(272)	(299)	(723)	(910)
Net share-based compensation expense	$764	$1,032	$1,996	$3,350

During the three months ended September 30, 2009 and 2008, the Company granted 314,586 and 120,233 stock options, respectively, at weighted average fair values, using the Black-Scholes valuation model, of $3.01 and $4.26 per share, respectively. For the nine months ended September 30, 2009 and 2008, the Company granted 1,431,367 and 1,240,398 stock options, respectively, at weighted average fair values of $2.97 and $3.49 per share, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected term (years)	6.6	6.4	6.7	6.2
Stock volatility	38.6%	47.5%	44.4%	48.3%
Risk free interest rates	2.8%	3.3%	2.7%	3.2%
Dividends during expected terms	1.7%	1.5%	1.9%	1.5%

As of September 30, 2009, there was $13.0 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.4 years. Total share-based compensation capitalized as part of inventory as of September 30, 2009 and December 31, 2008 was $122,000 and $102,000, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	INVESTMENTS

Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of September 30, 2009 consist primarily of liquid corporate debt instruments and certificates of deposit and are classified as available-for-sale securities. Long-term investments as of September 30, 2009, consist of auction rate notes secured by student loans and are classified as available-for-sale securities.  Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

A summary of the Company’s short-term investments at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	As of September 30, 2009				As of December 31, 2008
		Unrealized				Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Corporate Securities	$5,996	$—	$21	$5,975	$17,888	$2	$63	$17,827
Certificates of Deposits	3,014	—	—	3,014	8,025	—	—	8,025
Total	$9,010	$—	$21	$8,989	$25,913	$2	$63	$25,852

To determine the fair value of financial instruments, the Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 were as follows (in thousands):

	Fair Value Measurements as of September 30, 2009
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$50,174	$4,470	$	−	$54,644
Short-term available-for-sale securities	8,989	−		−	8,989
Auction rate notes	−	−		12,572	12,572
Total	$59,163	$4,470		$12,572	$76,205

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (in thousands):

	Fair Value Measurements as of December 31, 2008
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$42,220	$4,457	$	−	$46,677
Short-term available-for-sale securities	25,852	−		−	25,852
Auction rate notes	−	−		12,628	12,628
Total	$68,072	$4,457		$12,628	$85,157

As of September 30, 2009, the Company had approximately $12.6 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008 and continuing through the third quarter of 2009, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the student loan-backed notes held by the Company failed as of September 30, 2009. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 24 to 37 years. As a result, the Company has classified all auction rate notes as long-term investments as of September 30, 2009. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  For the auction rate notes held by the Company as of September 30, 2009, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.

The Company has used a discounted cash flow model to determine the estimated fair value of its investment in auction rate notes as of September 30, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of September 30, 2009, the Company determined there was a decline in the fair value of its auction rate notes of approximately $3.2 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company believes it will recover its cost basis in these investments.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30, 2009 the changes in the Company’s Level 3 securities (consisting of auction rate notes) are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2008	$12,628
Transfers in and/or out of Level 3	--
Total gains, before tax	294
Settlements	(350)
Ending balance, September 30, 2009	$12,572

6.	INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	December 31,
	2009	2008
Finished goods	$12,207	$12,669
Work in process	20,877	22,213
Raw materials	1,538	2,558
	$34,622	$37,440

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):
	September 30,	December 31,
	2009	2008
Manufacturing equipment	$180,948	$181,514
Land	6,636	6,636
Buildings and improvements	47,868	47,513
Leasehold Improvements	749	746
Office furniture and research equipment	13,962	13,560
	250,163	249,969
Accumulated depreciation	(180,649)	(173,769)
	$69,514	$76,200

Depreciation expense for the three and nine months ended September 30, 2009 was $3.6 million and $11.3 million, respectively.

8.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of September 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$--	$8,718	$8,620	$98
Patents and trade name	10,318	9,745	573	10,318	9,078	1,240
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,491	$19,918	$573	$20,491	$19,153	$1,338

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and nine month periods ended September 30, 2009 was $85,000 and $765,000, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2009 was as follows (in thousands):

Year Ending December 31,
2009 (three months)	$64
2010	255
2011	254
Thereafter	-
$573

9.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):
	September 30,	December 31,
	2009	2008
Accrued workers compensation and health insurance	$666	$880
Accrued compensation	3,650	7,082
Accrued commissions	1,936	2,366
All other current accrued liabilities	281	368
Total other current liabilities	$6,533	$10,696

10.	BORROWING ARRANGEMENTS

In May 2009, the Company entered into a new, unsecured credit facility with Bank of the West which terminated and replaced the Company’s previous credit facility originally entered into in April 2007 with Bank of the West. The new facility provides, among other things: (a) a $5 million line of credit for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility; (b) a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock and (c) a modification of covenants from the previous facility, including financial covenants.  At September 30, 2009, the Company was in compliance with all credit facility covenants. At September 30, 2009, the Company had borrowed $15 million under the term loan facility and had no borrowings under the line of credit facility.

Borrowings under the term loan facility are payable over 21 equal monthly installments, commencing on August 31, 2009.  Interest under the term loan facility is payable at a rate equal to floating one-month LIBOR plus 2.25%. Interest under the line of credit facility will accrue based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.00%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.25% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.25%.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2009, the Company had borrowed $15 million under the credit facility agreement. The Company has repaid $1.4million of this borrowing as of September 30, 2009. The following table summarizes the Company’s long-term debt (in thousands):

September 30,
2009
Notes payable bearing variable interest at 1 month LIBOR plus 2.25%	$13,571
Current portion	(8,571)
Long-term debt	$5,000

As of September 30, 2009, the estimated fair value of the Company’s notes payable was not materially different than its respective carrying value.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2009, the Company entered into an interest rate swap contract (the “Swap”), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company has economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $6.8 million of the Company’s notes payable (see Note 10). The Company will experience variability in future interest payments for the remaining $6.8 million unhedged portion of the Company’s notes payable. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap is considered a cash flow hedge.

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

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of September 30, 2009, the notional amount of the outstanding interest rate swap contract was $6.8 million.  The effect of derivative instruments on the Statement of Operations for the three and nine months ended September 30, 2009 was not material. The fair values of our derivative assets and liabilities as of September 30, 2009 were not material. The Company will continue to revaluate the fair value of the derivative instrument at each period end and record corresponding impact on the balance sheet and Statement of Operations.

12.	SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2009, three customers accounted for more than 10% of net revenues. An original equipment manufacturer accounted for $20.1 million (13%) and two worldwide distributors accounted for $29.9 million (19%) and $21.7 million (14%) of net revenues, respectively. During the nine months ended September 30, 2008, no original equipment manufacturer accounted for more than 10% of net revenues and two worldwide distributors accounted for $30.3 million (15%) and $29.4 million (14%) of net revenues, respectively.

As of September 30, 2009, two worldwide distributors and an original equipment manufacturer accounted for 24%, 19% and 10%, respectively, of total accounts receivable. At December 31, 2008, three world-wide distributors and a stocking representative, accounted for 21%, 13%, 11% and 10%, respectively, of total accounts receivable.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income	$6,801	$7,657	$12,214	$23,363
Unrealized gains (losses) on investments, net of tax	489	(351)	211	(1,796)
Comprehensive income	$7,290	$7,306	$12,425	$21,567

14.	SEGMENT REPORTING

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

Net Revenues by Segment	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2009	2008	2009	2008
Net Revenues:
Standard Products	$57,249	$64,575	$152,968	$192,886
Other Products	1,623	2,974	4,688	11,308
Total net revenues	$58,872	$67,549	$157,656	$204,194
As a Percentage of Total Net Revenues:
Standard Products	97%	96%	97%	94%
Other Products	3%	4%	3%	6%
Total net revenues	100%	100%	100%	100%

15.	LITIGATION AND OTHER CONTINGENCIES

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

During the nine months ended September 30, 2009, the Company repurchased 5,020,920 shares of its common stock for an aggregate price of $32.4 million. Included in the 5,020,920 shares repurchased were 4,675,000 shares purchased from Obrem Capital Offshore Master, LP and Obrem Capital (QP), LP, at an average price per share of $6.42 and an aggregate price of $30 million.

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

The income tax provision for the three and nine months ended September 30, 2009, as a percentage of income before taxes, was 32.5% and 35.9%, respectively, as compared to 38.8% and 36.9%, respectively, for the comparable periods in the prior year. These decreases resulted primarily from the inclusion of federal research and development credit in the three and nine months ended September 30, 2009. The federal research and development credit was excluded from the three months ended September 30, 2008 as the credit had previously expired and was not renewed until the fourth quarter of 2008.

As of September 30, 2009, the gross liability for uncertain tax positions was $9.5 million, as compared to $9.0 million as of December 31, 2008. The net liability as of September 30, 2009, reduced for the federal effects of potential state tax exposures, was $7.0 million as compared to $6.5 million as of December 31, 2008. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $7.0 million would favorably affect the Company’s tax provision in such future periods.  Included in the $7.0 million is $2.1 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $4.9 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of September 30, 2009 and December 31, 2008, the Company had $542,000 and $450,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2006 and forward. Significant state tax jurisdictions include California, New York and Texas, and generally, the Company is subject to routine examination for years 2004 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2002 and forward in various immaterial foreign tax jurisdictions in which it operates.

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities, state and federal research and development credit carryforwards and state manufacturers credit carryforwards.  The Company had net current deferred tax assets of $19.2 million and net long-term deferred tax assets of $9.8 million as of September 30, 2009.  The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.  Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

19.	RESTRUCTURING EXPENSE (CREDIT)

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

On July 23, 2009, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.2 million was made on August 26, 2009 to shareholders of record as of August 12, 2009.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

21.	SUBSEQUENT EVENTS

On October 22, 2009, the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on November 25, 2009 to shareholders of record at the close of business on November 11, 2009. This dividend will be recorded in the fourth quarter of 2009 and is expected to be approximately $2.2 million.

On October 14, 2009, the Company paid $6 million for the purchase of its corporate headquarters facility. The Company had previously leased the facility under a ten-year commercial lease that was set to expire in March 2011.

In preparing these financial statements, Micrel evaluated the events and transactions that occurred from October 1, 2009 through November 9, 2009, the date these financial statements were issued.

On May 21, 2009, Micrel’s shareholders approved a one-time stock option exchange program. On October 30, 2009, the Company completed this stock option exchange program. A total of 286 eligible employees participated in the option exchange. Per the terms of the option exchange, the Company accepted for exchange, options to purchase an aggregate of 2,709,359 shares of its common stock, which represented 60.1% of the total number of options eligible for exchange. All surrendered options were cancelled effective as of the expiration of the option exchange. In exchange for the surrendered options, Micrel granted new options to purchase 1,122,501 shares of the Company’s common stock with an exercise price of $7.47 per share (representing the per share closing price of Micrel common stock on October 30, 2009). In addition, the Company made cash payments in the aggregate amount of $20,218.35.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2008 through September 30, 2009 has been provided.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the second quarter of 2008, total bookings remained firm, resulting in a book-to-bill ratio above one. Second quarter 2008 bookings were paced by demand from customers serving the communications, industrial, and wireless handset end markets.  Customers remained very cautious, which continued to keep order lead times in the 4 to 5 week range. In the second quarter of 2008, Micrel posted its highest sequential revenue growth rate in four years.  Second quarter 2008 revenues of $70.6 million increased by $4.5 million or 7% from the first quarter of 2008.  The growth in revenues was led by stronger demand from customers serving the wireline communications, wireless handset, and wi-fi voice-over-IP end markets, combined with record sales through the Company’s global sell-through distributors.  The turns fill percentage for the second quarter of 2008 was slightly above 50%.  Gross margin was 56.4%, which was similar to gross margin in the first quarter of 2008.  Second quarter 2008 operating profit was $11.1 million, or 16% of sales.  A total of $2.4 million of proxy contest expenses reduced Micrel’s operating income by approximately 18% in the second quarter of 2008, and also had the effect of reducing operating margin by approximately 3% in the second quarter of 2008.  Second quarter 2008 net income was $7.4 million, or $0.10 per diluted share. Expenses related to the Company’s proxy contest reduced net income by $0.02 per share in the second quarter of 2008.

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

For the year ended December 31, 2008, Micrel’s financial performance continued to be strong, especially in light of the existing economic conditions. 2008 revenues of $259.4 million were up slightly, compared with $258.0 million in 2007.  Net income for 2008 was $28.3 million, or $0.40 per diluted share, compared with net income of $44.1 million, or $0.57 per diluted share in 2007.  2007 net income included a $15.5 million pre-tax gain associated with a first quarter legal settlement, which after income taxes, is equivalent to $0.12 per diluted share. Gross margins for 2008 were 55.1% compared to 56.9% in 2007.  Solid cash flows from operations of $53.3 million during the year enabled the repurchase of 7.1 million shares of common stock, or approximately 9.6% of the shares outstanding at the beginning of 2008.  In addition, during the year ended December 31, 2008, the Company paid cash dividends of $9.5 million.

The worldwide macroeconomic recession continued to impact demand in the first quarter of 2009 and the Company’s customers continued to maintain lean inventory levels. Despite the difficult environment, first quarter bookings increased over fourth quarter levels and resulted in a book to bill ratio above one for both the OEM and distribution sales channels. The Company’s first quarter revenues were $47.0 million, compared to $55.2 million in the fourth quarter of 2008.  First quarter gross margin was 50.3%, compared to 52% in the prior quarter.  The decrease in gross margin was primarily the result of factory capacity under-utilization as Micrel continued to control its inventory levels. First quarter 2009 net income was $1.5 million, or $0.02 per diluted share as compared to fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share. In addition to solid first quarter 2009 financial results, the Company continued to enhance shareholder value by maintaining its quarterly three and one-half cent per share dividend and repurchasing 1.9 million shares under its stock repurchase plan.

Despite a continuing weak economic environment, the Company experienced strong growth of both revenues and net income. Bookings were solid which resulted in a book-to-bill ratio above one. Second quarter revenues grew on a sequential quarter basis for the first time in four quarters.  The Company saw strength in all major segments of its business with primary growth coming from markets in China.  In particular, the build out of China’s 3G infrastructure was an important driver for the Company’s revenue growth in the second quarter of 2009. Revenues increased to $51.8 million in the second quarter of 2009, compared to $47.0 million in the first quarter of 2009.  Second quarter 2009 operating expenses were down by 4% sequentially. Second quarter 2009 net income of $3.9 million was more than double the net income of $1.5 million reported for the first quarter of 2009.  In addition, the Company continued to enhance shareholder value with its stock buy-back program. Average shares outstanding in the second quarter of 2009 decreased by 4% compared to the first quarter of 2009.  In addition, the Company also maintained its quarterly three and one-half cent per share dividend payment.

Revenues for the third quarter of 2009 totaled $58.9 million, compared to $51.8 million in the second quarter of 2009, and $67.6 million in the second quarter of 2008. Sequential revenue growth was driven by increasing demand across most major markets served by the Company, especially from the industrial, handset and automotive markets. Bookings for the third quarter of 2009 were solid and the book-to-bill ratio was above one for the third quarter in a row. Customer backlog is up from the prior quarter. Third quarter 2009 gross margin improved to 52.5%, up from 51.3% in the second quarter of 2009, due to increased revenue levels to cover fixed manufacturing costs. Third quarter 2009 net income increased 76% to $6.8 million, or 11 cents per diluted share as compared to $3.9 million, or 6 cents per diluted share in the second quarter of 2009. As a result of the Company’s ongoing expense management and the Company’s stock repurchase program, third quarter 2009 earnings per diluted share of 11 cents were the same as the third quarter 2008 earnings per diluted share, despite significantly lower revenues in the third quarter of 2009 as compared to the third quarter of 2008. In addition to solid third quarter 2009 financial results, the Company continues to enhance shareholder value by maintaining its quarterly three and one-half cent per share dividend.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company derives a substantial portion of its net revenues from standard products.  For each of the three and nine month periods ended September 30, 2009 the Company's standard products sales accounted for 97% of the Company's net revenues as compared to 96% and 94%, respectively, of net revenues for the comparable periods in 2008.  The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Revision of Prior Period Financial Statements

During the fourth quarter of 2008, the Company identified an error related to its calculation of deferred income on shipments to distributors ("deferred income"). Upon review of its calculations, management determined that the estimated shipping margin percentage used to calculate the deferred income balance was incorrect and this resulted in an understatement of deferred income and related cost of sales. The Company assessed the materiality of this error on prior periods financial statements, and concluded that the error was not material to any prior annual or interim periods but would be material to the three and twelve months periods ended December 31, 2008 if the entire correction was recorded in those periods. The 2006, and 2007 and first three quarters of 2008 financial statements have been revised to correct for the immaterial error. In addition, in the financial statements included in the Company’s Annual Report on Form 10-K an adjustment was also recorded to reduce the beginning retained earnings at January 1, 2006 for the cumulative impact of this error on prior periods. The revision had no net impact on the Company’s Consolidated Statement of Cash Flows. See Note 2 of Notes to Condensed Consolidated Financial Statements for discussion of the impact of the revisions on the 2008 interim results included in this Form 10-Q.

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

Share-Based Compensation. Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations. To determine fair value, the Company uses the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend yield and risk free interest rate. In addition, the Company estimates expected forfeiture rates of stock grants and share-based compensation expense is only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of September 30, 2009, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.5	44.7	48.5	44.0
Gross profit	52.5	55.3	51.5	56.0
Operating expenses:
Research and development	19.4	20.5	22.5	20.9
Selling, general and administrative	16.1	16.7	17.3	17.1
Restructuring expense (income)	--	--	--	(0.4)
Proxy contest expense	--	0.5	--	1.5
Total operating expenses	35.5	37.7	39.8	39.1
Income from operations	17.0	17.6	11.7	16.9
Other income (expense):
Interest income	0.3	1.0	0.4	1.2
Interest expense	(0.2)	--	(0.1)	--
Other income, net	--	--	0.1	--
Total other income, net	0.1	1.0	0.4	1.2
Income before income taxes	17.1	18.6	12.1	18.1
Provision for income taxes	5.5	7.3	4.3	6.7
Net income	11.6%	11.3%	7.8%	11.4%

           Net Revenues. For the three months ended September 30, 2009, net revenues decreased 13% to $58.9 million from $67.5 million for the same period in the prior year. For the nine months ended September 30, 2009, net revenues decreased 23% to $157.7 million from $204.2 million for the same period in the prior year. These decreases were the result of decreased unit shipments across all product lines and geographies due to a reduction in demand caused by the worldwide macroeconomic recession. Standard products revenues for the three months ended September 30, 2009 decreased 11% to $57.2 million from $64.6 million for the same period in the prior year. For the nine months ended September 30, 2009, standard products decreased 21% to $153.0 million from $192.9 million for the same period in the prior year. For the three months ended September 30, 2009, other products, which consist primarily of custom and foundry products revenues, decreased 45% to $1.6 million compared to $3.0 million for the same period in the prior year. For the nine months ended September 30, 2009, other products decreased 59% to $4.7 million compared to $11.3 million for the same period in the prior year.

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

Sales to customers in Asia represented 65% and 62%, respectively, of net revenues for the three and nine months ended September 30, 2009 as compared to 56% and 55%, respectively, of the Company’s net revenues for each of the three and nine months ended September 30, 2008. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for Micrel and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Share-Based Compensation. The Company's results of operations for the three month periods ended September 30, 2009 and 2008 included $1.0 million and $1.3 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the nine month periods ended September 30, 2009 and 2008, the Company's results of operations included $2.7 million and $4.3 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expense and selling, general and administrative expense (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices.  The Company's gross margin decreased to 52.5% for the three months ended September 30, 2009 from 55.3% for the comparable period in 2008. For the nine months ended September 30, 2009, the Company's gross margin decreased to 51.5% from 56.0% for the comparable period in 2008. These decreases in gross margin resulted primarily from decreased manufacturing capacity utilization and decreased average selling prices as compared to the same periods in 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 19.4% for the three months ended September 30, 2009 and 20.5% for the three months ended September 30, 2008.  On a dollar basis, research and development expenses decreased $2.4 million, or 18% to $11.4 million for the three months ended September 30, 2009 from $13.8 million for the comparable period in 2008. For the nine months ended September 30, 2009 and 2008, research and development expenses as a percentage of net revenues represented 22.5% and 20.9%, respectively. On a dollar basis, research and development expenses decreased $7.3 million, or 17% to $35.4 million for the nine months ended September 30, 2009 from $42.7 million for the comparable period in 2008. These decreases were primarily due to decreased staffing costs combined with decreased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 16.1% for the three months ended September 30, 2009 and 16.7% for the three months ended September 30, 2008.  On a dollar basis, selling, general and administrative expenses decreased $1.8 million, or 16% to $9.5 million for the three months ended September 30, 2009 from $11.3 million for the comparable period in 2008. For the nine months ended September 30, 2009 and 2008, selling, general and administrative expenses as a percentage of net revenues represented 17.3% and 17.0%, respectively.  On a dollar basis, selling, general and administrative expenses decreased $7.5 million, or 22%, to $27.3 million for the nine months ended September 30, 2009 from $34.8 million for the comparable period in 2008. These decreases were primarily due to decreased staffing levels, decreased commissions and decreased profit sharing accruals.

Restructuring expense (credits). During 2003, the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease (see Note 15 of Notes to Condensed Consolidated Financial Statements).  The remaining $842,000 unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008 (see Note 19 of Notes to Condensed Consolidated Financial Statements).

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

Other Income (Expense). Other income (expense) reflects interest income from investments in short-term and long-term investments and money market funds and other non-operating income, offset in part by interest expense incurred on term notes.  For the three months ended September 30, 2009, other income decreased to $53,000 from $661,000 for the comparable period in the prior year. For the nine months ended September 30, 2009, other income decreased to $585,000 from $2.4 million for the comparable period in the prior year. These decreases resulted primarily from decreased interest income due to decreased average cash and investment balances combined with reduced average interest rates earned and an increase in interest expense on term notes that were entered into in 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Income Taxes.  The income tax provision for the three and nine months ended September 30, 2009, as a percentage of income before taxes, was 32.5% and 35.9%, respectively, as compared to 38.8% and 36.9%, respectively, for the comparable periods in the prior year. These decreases resulted primarily from the inclusion of federal research and development credit in the three and nine months ended September 30, 2009. The federal research and development credit was excluded from the three months ended September 30, 2008 as the credit had previously expired and was not renewed until the fourth quarter of 2008. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2009, consisted of cash and short-term investments of $65.7 million and a $5 million revolving line of credit from a commercial bank (See Note 10 of Notes to Condensed Consolidated Financial Statements).

The Company generated $21.0 million in cash from operating activities for the nine months ended September 30, 2009. Significant cash flows included cash provided by net income of $12.2 million plus additions for non-cash activities of $12.4 million (consisting primarily of $12.1 million in depreciation and amortization and $2.7 million in share-based compensation expense partially offset by a $2.3 million increase in deferred income taxes) combined with a $6.2 million decrease in income taxes receivable, a $2.8 million decrease in inventories and a $1.8 million increase in deferred income, which were offset in part by a $9.2 million increase in accounts receivable combined with a $4.2 million decrease in other current liabilities and a $1.9 million decrease in accounts payable.

For the nine months ended September 30, 2008, the Company generated $40.0 million in cash flows from operating activities, primarily attributable to net income of $23.4 million plus additions for non-cash activities of $18.5 million (consisting primarily of $14.5 million in depreciation and amortization, $4.3 million in share-based compensation expense) combined with a $2.9 million decrease in income taxes receivable, a $2.2 million decrease in prepaid expense and other assets and a $3.4 million increase in deferred income on shipments to distributors, which were partially offset by a $4.7 million increase in accounts receivable a $3.5 million decrease in other current liabilities and a $2.3 million decrease in accounts payable.

The Company provided $12.7 million of cash from investing activities during the nine months ended September 30, 2009, comprised primarily of $17.3 million in net proceeds from the sale of investments, which was partially offset by $4.6 million of purchases of property, plant and equipment.

For the nine months ended September 30, 2008, the Company used $3.7 million of cash from investing activities comprised of $9.1 million in purchases of property, plant and equipment combined with net purchases of short-term investments of $5.4 million.

The Company used $25.3 million of cash in financing activities during the nine months ended September 30, 2009 primarily for the repurchase of $32.5 million of the Company's common stock, $6.7 million for the payment of cash dividends and $1.4 million in repayments of long-term debt, which was partially offset by $15.0 million in proceeds of long-term debt borrowing.

For the nine months ended September 30, 2008, the Company used $39.9 million of cash in financing activities primarily for the repurchase of $36.0 million of the Company's common stock and $7.1 million for the payment of cash dividends, which were partially offset by $3.2 million in proceeds from the exercise of employee stock awards.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment, facilities and facility improvements during the next 12 months.  On October 22, 2009, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable November 25, 2009 to shareholders of record on November 11, 2009. The cash dividend payout by the Company on November 25, 2009 is expected to be approximately $2.2 million. On October 14, 2009, the Company paid $6 million for the purchase of its corporate headquarters facility which it had previously leased.  Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. The Company believes that its cash flows from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for at least the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Recently Issued Accounting Standards

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of September 30, 2009, the Company had the following contractual obligations and commitments:

(in thousands)	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (see Note 10 of Notes to Condensed Consolidated Financial Statements)	$13,571	$8,571	$5,000	$--	$--
Operating leases	3,793	2,130	1,447	216	--
Open purchase orders	11,618	11,618	--	--	--
Total	$28,982	$22,319	$6,447	$216	$--

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

As of September 30, 2009, the Company had $7.0 million of non-current unrecognized tax benefits.  Included in the $7.0 million is $2.0 million that has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $5.0 million liability is included in long-term income taxes payable. The Company is not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Off-Balance Sheet Arrangements

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2009, the Company held $9.0 million in short-term investments. Short-term investments consist primarily of liquid debt instruments and are classified as available-for-sale securities. The short-term investments held at September 30, 2009 are primarily fixed rate securities. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2009, the fair value of the short-term investments would decline by an immaterial amount.

At September 30, 2009, the Company held $15.8 million in principal of auction rate notes secured by student loans. Auctions for these auction rate securities failed as of September 30, 2009.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company’s ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist. The Company has recorded a $3.2 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities. For additional information regarding the Company's investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

At September 30, 2009, the Company had no fixed-rate long-term debt subject to interest rate risk. At September 30, 2009, the Company held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The notional amount of the outstanding interest rate swap contract at September 30, 2009 was $6.8 million. The Company currently intends to hold the interest rate swap contract to maturity. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2009, the fair value of the interest rate swap would decline by an immaterial amount.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

In addition, equity awards generally comprise a significant portion of the Company’s compensation packages for key employees. As a result of the recent decline in the Company’s stock price, many of its key employees hold options with exercise prices in excess of the current stock price, and therefore retention of these key employees may be difficult in a highly competitive market. The Company is required to expense the fair value of equity awards to its employees Any modifications of existing equity awards or grants of new equity awards that are intended to retain key employees may increase the Company’s operating expenses.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At September 30, 2009, the Company held $15.8 million in principal of auction rate notes secured by student loans. As of September 30, 2009, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $3.2 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

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

Ownership of the Company’s stock is highly concentrated.  As of September 30, 2009, affiliates of the Company, which include directors, officers, and an individual holder of more than 10% of the Company’s Common Stock, held approximately 30% of the Company’s Common Stock in the aggregate. As a result, a limited number of shareholders may have the ability to significantly influence the outcome of corporate actions requiring stockholder approval.  Additionally, significant sales or purchases of the Company’s Common Stock by these shareholders may cause the price of the Company’s Common Stock to fluctuate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 30, 2008, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2009. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company's common stock during the first nine months of 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2009	279,277	$6.97	279,277	$48,053
February 2009	1,666,643	$6.30	1,666,643	$37,552
March 2009	--	--	--	$37,552
Total Q1 2009	1,945,920	$6.40	1,945,920
April 2009	--	--	--	$37,552
May 2009	3,075,000	$6.50	3,075,000	$17,552
June 2009	--	--	--	$17,552
Total Q2 2009	3,075,000	$6.50	3,075,000
July 2009	--	--	--	$17,552
August 2009	--	--	--	$17,552
September 2009	--	--	--	$17,552
Total Q3 2009	--	--	--
Total 2009	5,020,920	$6.46	5,020,920

ITEM 6.  EXHIBITS

Exhibit No.	Description
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: November 9, 2009	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)