Form 10-K
period 2009-12-31
MICREL INC
filed 2010-03-05
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.

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

Securities registered pursuant to Section 12(b) of the Act:                Common Stock, no par value
Securities registered pursuant to Section 12(g) of the Act:                None

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

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $138 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2010, the Registrant had outstanding 62,325,072 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 25, 2010 are incorporated by reference in Part II and Part III of this Report.

This Report on Form 10-K includes 78 pages with the Index to Exhibits located on page 76.

MICREL, INCORPORATED

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.	BUSINESS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations: future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements ,including those risks discussed under ”Risks Factors” and elsewhere in this document. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1 ("Business"), Item 1A ("Risk Factors"), Item 3 ("Legal Proceedings") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal and digital ICs. The Company currently ships over 3,000 standard products and has derived the majority of its product revenue for the year ended December 31, 2009 from sales of standard analog and high speed communications ICs. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. For the years ended December 31, 2009, 2008, and 2007, the Company's standard products accounted for 97%, 95%, and 92%, respectively, of the Company's net revenues. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

Micrel’s high performance power management analog products are characterized by highest power density and smallest form factor.  The demand for high performance power management circuits has been fueled by the growth of portable communications and computing devices (e.g. cellular handsets, portable media players and notebook computers). The Company also has an extensive power management offering for the networking and communications infrastructure markets including cloud, single-board and enterprise servers, network switches and routers, storage area networks and wireless base stations. Recently, the Company has entered the solid state lighting market, and is seeing strength in the emergence of solid state drives and analog switches including USB switches.

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

Micrel’s Strategy

Micrel seeks to capitalize on the growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. The Company's core competencies are its analog design, control theory, packaging and device technology, as well as its in-house wafer fabrication capability. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

•
Served Available Market Expansion:  Micrel is presently a trusted partner to key OEMs around the world.  The Company intends to use these relationships to increase revenues by providing more products to these key partners. In addition, through collaboration with these key partners, the Company has access to a rich pipeline of new product development innovation opportunities. Through this “invention” based partnering, the Company now ships over 3,000 standard products, with net revenues from standard products generating 97% of the Company's total net revenues for the year ended December 31, 2009.

•
Maintain Technological Leadership. Micrel has executed on significant device and process optimizations which have yielded improvements of as much as six times in core specific on resistance (“Rsp”) features, improved packaging, and module capability, and improved power density and form factor.

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

Net Revenues by Segment
(Dollars in thousands)	Years Ended December 31,
	2009	2008	2007
Net Revenues:
Standard Products	$212,606	$246,644	$237,356
Other Products	6,281	12,716	20,618

Total net revenues	$218,887	$259,360	$257,974
As a Percentage of Total Net Revenues:
Standard Products	97%	95%	92%
Other Products	3	5	8

Total net revenues	100%	100%	100%

The Company's products address a wide range of end markets. The following table presents the Company's revenues by end market as a percentage of total net revenues.

Revenues by End Market	Years Ended December 31,
	2009	2008	2007
As a Percentage of Total Net Revenues:
Industrial	36%	37%	39%
High-Speed Communications	28	26	23
Wireless Handsets	16	19	17
Computer	15	15	18
Military & Other	5	3	3

Total net revenues	100%	100%	100%

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

Power Conversion Market. Most electronic equipment includes a power supply that converts and regulates the electrical power source into usable voltage for the equipment. Micrel has multiple power conversion families:

•
LDOs – LDOs have long been a cornerstone of Micrel’s product offering.  LDOs are linear voltage regulators which allow lower voltage devices to be connected to higher voltage power rails. The Company offers numerous LDOs products ranging from low cost portable regulators, to high performance (tight accuracy) high current regulators with supervisory functions.

•
DC/DC converters – The Company’s DC/DC converter products are offered in controller (no switch) and regulator (switches on board) form.  Competitive advantages include power density, high voltage capability, and small form factor. The devices are primarily used in solid state drives, cloud servers, networking, portable equipment and base stations.

•
Analog Power Switches – Micrel offers analog switches that range from straight current switching to reverse blocking, current protected and soft start devices with supervisory options.  The devices are primarily used in LCD TV, computer USB port and cell phone devices.  In addition, the Company offers a family of hot swap controllers including second sources of leading competitive devices which appeal primarily to the networking and telecom markets.

•
PMICs – PMICs combine supervisor, DC/DC, LDO and interfacing requirements in a single IC to save space and cost.  The Company has introduced many PMIC devices for key applications ranging from graphics processors to LTE dongles.

•
RF PA bias – Micrel offers digitally controlled output voltage DC/DC converters for power amplifier communications biasing. The devices are primarily used in portable wireless equipment and cell phones. The Company continues to collaborate with its key customers to expand this product offering.

•
Solid State Lighting – Micrel offerings include LED drivers for the portable and non-portable backlighting markets, as well as drivers for solid state architectural and general illumination.  These products have been adopted by portable equipment and cell phone manufacturers as an alternative to more costly charge pump solutions.

•	FET Drivers – Micrel produces buffers which allow DC/DC controllers to interface to external switches and provide the power needed to drive these switches.

Supervisory Market. Micrel offers supervisory and reference products which protect, monitor and improve the interface of circuitry, especially around microcontroller and processor circuits.  Demand for products in this area has been driven by needs in the portable cell phone market to improve interaction between memory and processor segments as well as numerous tracking, sequencing, and monitoring requirements in various networking industrial and portable applications.

General Linear. Micrel offerings include a line of general linear parts ranging from opamps, to thermal measurement devices, timers and other general glue devices.  These types of devices tend to be deployed in many analog circuits as glue circuitry to improve operation.

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

The Company's future success will depend in part upon the timely completion, introduction, and market acceptance of new standard products. The standard products business can be characterized as having shorter product lifecycles, greater pricing pressure, larger competitors and more rapid technological change as compared to the Company's custom and foundry products business.

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

The Company sells its products in Europe through a direct sales staff in the United Kingdom, Germany and France as well as independent sales representative firms, independent distributors and independent stocking representative firms. Asian sales are handled through Micrel sales offices in Korea, Japan, Taiwan, China and Singapore, independent distributors and independent stocking representative firms. The stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an original equipment manufacturer (“OEM”) customer.

In 2009, sales to customers in North America, Asia and Europe accounted for 26%, 61% and 13%, respectively, of the Company's net revenues. In 2008 North America, Asia and Europe accounted for 30%, 56% and 14%, respectively, of the Company's net revenues and in 2007 North America, Asia and Europe accounted for 33%, 55% and 12%%, respectively, of the Company's net revenues.  The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, are included in Note 12 of Notes to Consolidated Financial Statements.

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

Customers

For the year ended December 31, 2009, three customers, two worldwide distributors and an OEM accounted for 19%, 13% and 12%, respectively, of the Company's net revenues. For the year ended December 31, 2008, one customer, a worldwide distributor, accounted for 13% of the Company's net revenues. For the year ended December 31, 2007, two worldwide distributors accounted for 15% and 13%, respectively, of the Company's net revenues.

Design and Process Technology

Micrel's analog proprietary design technology depends on the skills of its analog design teams.  These teams rely on a state of the art Cadence framework, with an emphasis on circuit innovation, control theory and mathematical rigor.  Additionally, the Company’s unique device, packaging and testing capabilities allow it to compete on a variety of advantages.

In order for Micrel to compete, it must provide process technologies that are uniquely suited for the products it develops. In the case of Micrel’s Analog business, we are recognized as a technology leader and therefore our process technologies must be state of the art and cost effective.

Micrel recently introduced its world class BCD035 technology, and continues to implement many new designs on its CSI0.5 and BCD0.5 processes. These processes are characterized by a rich array on analog device including analog resistors and capacitors, post package trim, optimized ESD, high voltage structures, optimized specific on resistance, true bipolar and in some processes true power bipolar capability at key nodes including 3.3V, 5V and 12, and BCD capability to 65V. In Addition, the Company has unique copper pillar, thick aluminum and copper conduction metals, CSP and thermal pad process capabilities. These capabilities give the Company an advantage from many competitors using a fabless model as these simultaneous capabilities are generally not available at most third party foundries.

Additionally Micrel has an array of BCD1.2u and CSI1.2u and above processes, as well as limited high speed Silicon Germanium capability.

The Company utilizes third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2009, approximately 8% of Micrel's wafer requirements were fabricated at third-party foundry suppliers, including all of Micrel's Ethernet networking products.

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

In 2009, 2008, and 2007, the Company spent $46.5 million $54.9 million, and $54.5 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Intellectual Property Protection

The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 304 United States patents on semiconductor devices and methods, with various expiration dates through 2028. The Company has applications for 57 United States patents pending. The Company holds 47 issued foreign patents and has applications for 36 foreign patents pending.

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

The standard products market for analog ICs is diverse and highly fragmented and the Company encounters different competitors in its various market areas. The Company's principal analog circuit competitors include Linear Technology Corporation, Maxim Integrated Products, Inc., and National Semiconductor Corp. in one or more of its product areas. Other competitors include Texas Instruments, Freescale Semiconductor, Intersil, Fairchild Semiconductor, Advanced Analogictech, Semtech and ON Semiconductor. Most of these companies have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company's principal competitors for products targeted at the high bandwidth communications market are ON Semiconductor, Analog Devices, Maxim Integrated Products, Inc., Vitesse Semiconductor Corp., Integrated Device Technology and Mindspeed. The primary competitors for Micrel's Ethernet products are Broadcom Corp., Marvell Technology Group Ltd. and a number of Taiwanese companies.

With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products, and price. The Company believes that it competes favorably in all these areas.

Backlog

At December 31, 2009, the Company's backlog was approximately $77 million, substantially all of which is scheduled to be shipped during the first six months of 2010. At December 31, 2008, backlog was approximately $40 million. The increase in backlog resulted from increased order levels due to an improvement in economic conditions during 2009 as compared to 2008. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to United States, Canadian and certain other international distributors who receive significant return rights and price adjustments from the Company are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations.

Employees

As of December 31, 2009, the Company had 755 full-time employees as compared to 852 at December 31, 2008. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

Segment Information

The Company has two reportable segments: standard products and other product revenues, which consist primarily of custom and foundry products revenues. Segment financial information is presented in Note 12 in the Consolidated Financial Statements, which is incorporated by reference here.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

The current global recession and unprecedented volatility in global capital markets could have a material adverse effect on the Company’s business, results of operations, and financial condition.  While the current global economic downturn may be improving and the Company has recently seen some improvement in the business climate for semiconductors, there is no guarantee that these conditions will continue to improve or that these conditions will not further decline again in the future. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions, and the Company cannot accurately predict how severe and prolonged this downturn might be. The global recession and credit crisis in the financial markets has resulted in a decrease in orders for the Company’s products, which may continue or worsen for the foreseeable future, and which may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during this economic downturn because it may not be able to reduce costs at the same rate as its sales decline.

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

Many semiconductor companies face risks associated with a dependence upon third parties that manufacture, assemble or package certain of its products.  These risks include reduced control over delivery schedules and quality; inadequate manufacturing yields and excessive costs; the potential lack of adequate capacity during periods of excess demand; difficulties selecting and integrating new subcontractors; potential increases in prices; disruption in supply due to civil unrest, terrorism, natural disasters or other events which may occur in the countries in which the subcontractors operate; and potential misappropriation of the Company's intellectual property.  The occurrence of any of these events may lead to increased costs or delay delivery of the Company's products, which would harm its profitability and customer relationships. The Company does not have long-term supply contracts with any of its third-party vendors. Therefore, the vendors are not obligated to perform services or supply products to the Company for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order. Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors.  As a result, Micrel is subject to the risk that a third-party supplier will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply.

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

The success of companies in the semiconductor industry depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technology innovation. The success of companies like Micrel may depend on their ability to obtain necessary intellectual property rights and protect such rights. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, others may develop technologies that are similar or superior to the Company's technology, duplicate technology or design around the patents owned by the Company. Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Claims alleging infringement of intellectual property rights have been asserted against the Company in the past and could be asserted against the Company in the future. These claims could result in the Company having to discontinue the use of certain processes; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; attempt to obtain a license to the relevant intellectual property and develop non-infringing technology. The Company may not be able to obtain or renew such licenses on acceptable terms or to develop non-infringing technology. Existing claims or other assertions or claims for indemnity resulting from infringement claims could adversely affect the Company's business, financial condition, results of operations, or cash flows.  In addition, the Company relies on third parties for certain technology that is integrated into some of its products. If the Company is unable to continue to use or license third-party technologies in its products on acceptable terms, or the technology fails to operate, the Company may not be able to secure alternative technologies in a timely manner and its business would be harmed.

The significant investment in semiconductor manufacturing capacity and the rapid growth of circuit design centers in China may present a competitive threat to established semiconductor companies due to the current low cost of labor and capital in China. The emergence of low cost competitors in China could reduce the revenues and profitability of established semiconductor manufacturers.

There is intense competition for qualified personnel in the semiconductor industry. The loss of any key employees or the inability to attract or retain qualified personnel, including management, engineers and sales and marketing personnel, could delay the development and introduction of the Company’s products, and harm its ability to sell its products. The Company believes that its future success is dependent on the contributions of its senior management, including its President and Chief Executive Officer, certain other executive officers and senior engineering personnel. The Company does not have long-term employment contracts with these or any other key personnel, and their knowledge of the Company’s business and industry would be difficult to replace.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At December 31, 2009, the Company held $15.5 million in principal of auction rate notes secured by student loans. As of December 31, 2009, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $2.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements.

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

Changes in tax laws could adversely affect the Company’s results of operations. The Company is subject to income taxes in the United States and in various immaterial foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide tax liabilities. The Company believes that it complies with applicable tax law. If the governing tax authorities have a different interpretation of the applicable law or if there is a change in tax law, the Company’s financial condition and results of operations may be adversely affected.

In addition, there have been proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although the Company cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material impact on our results of operations. It should be noted the Company does not currently have a material foreign tax structure and the majority of the Company’s income is subject to U.S. corporate tax laws.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The majority of the Company's manufacturing operations are located in San Jose, California in a 57,000 square foot facility and an adjacent 63,000 square foot facility which are owned by the Company. The Company fabricates the majority of its wafers at this location in a 28,000 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, the Company also uses this location as a testing facility. The Company's main executive, administrative, and technical offices are located in another 57,000 square foot facility in San Jose, California which is owned by the Company.

Associated with the acquisition of Electronic Technology Corporation in 2000, the Company owns a 12,175 square foot design facility in Huxley, Iowa. In 2009, the Company closed this design facility in conjunction with a Company wide reduction in force.

The Company also leases small sales and technical facilities located in, Richardson, TX; Irvine, CA; Bundang, Korea; Taipei, Taiwan; Shenzhen, P.R. China; Singapore; Yokohama, Japan; Newbury, U.K.; Livingston, France and Villebon, France.

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

In the fourth quarter of 2009, no matters were submitted to a vote of security holders.

2010 Annual Meeting of Shareholders

The Company’s Annual Meeting of Shareholders of Micrel, Incorporated, is to be held on May 25, 2010. Shareholder proposals or nominations submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must be received by the Company within a reasonable time before the Company begins to print and send its proxy materials for the 2010 Annual Meeting of Shareholders and must comply with all applicable Securities and Exchange Commission rules, in order to be considered for inclusion in the Company’s proxy materials for the 2010 Annual Meeting of Shareholders.  Shareholder proposals or nominations that are not submitted pursuant to Rule 14a-8 under the Exchange Act must be delivered to or mailed and received by the Secretary of the Company at the principal executive offices of the Company no later than the close of business on March 2, 2010. A shareholder’s notice must also satisfy the other requirements set forth in Section 2.4 of the Company’s bylaws.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

The Company’s Common Stock is listed on the Nasdaq Stock Market LLC under the Symbol “MCRL.” The range of daily closing sales prices per share for the Company’s Common Stock from January 1, 2008 to December 31, 2009 was:

Year Ended December 31, 2009:	High	Low
Fourth quarter	$8.44	$7.05
Third quarter	$8.34	$7.00
Second quarter	$7.96	$6.75
First quarter	$7.94	$6.29

Year Ended December 31, 2008:	High	Low
Fourth quarter	$8.72	$5.82
Third quarter	$9.85	$8.31
Second quarter	$10.36	$8.85
First quarter	$9.39	$5.60

The reported last sale price of the Company’s Common Stock on the NASDAQ Global Market on December 31, 2009 was $8.20. The approximate number of holders of record of the shares of the Company’s Common Stock was 434 as of February 19, 2010. This number does not include shareholders whose shares are held in trust by other entities. The actual number of shareholders is greater than this number of holders of record. The Company estimates that the number of beneficial shareholders of the shares of the Company’s Common Stock as of February 19, 2010 was approximately 7,000.

The Company has authorized Common Stock, no par value and Preferred Stock, no par value. The Company has not issued any Preferred Stock.

The information required by this item regarding securities authorized for issuance under equity compensation plans is included under the caption "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Dividend Policy

On January 26, 2010, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable February 24, 2010 to shareholders of record on February 10, 2010. During the year ended December 31, 2009 the Company paid cash dividends of $8.9 million.

Issuer Purchases of Equity Securities

On December 30, 2008, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2009. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company's common stock during 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs ($000)
January 2009	279,277	$6.97	279,277	$48,053
February 2009	1,666,643	$6.30	1,666,643	$37,552
March 2009	--	--	--	$37,552
Total Q1 2009	1,945,920	$6.40	1,945,920
April 2009	--	--	--	$37,552
May 2009	3,075,000	$6.50	3,075,000	$17,552
June 2009	--	--	--	$17,552
Total Q2 2009	3,075,000	$6.50	3,075,000
July 2009	--	--	--	$17,552
August 2009	--	--	--	$17,552
September 2009	--	--	--	$17,552
Total Q3 2009	--	--	--
October 2009	--	--	--	$17,552
November 2009	--	--	--	$17,552
December 2009	--	--	--	$17,552
Total Q4 2009	--	--	--
Total 2009	5,020,920	$6.46	5,020,920

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
Income Statement Data:	Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007(1)	2006(2)	2005(3)
Net revenues	$218,887	$259,360	$257,974	$276,307	$250,356
Cost of revenues*	105,134	116,351	111,068	117,164	115,559
Gross profit	113,753	143,009	149,906	159,143	134,797
Operating expenses:
Research and development*	46,522	54,947	54,523	52,074	45,231
Selling, general and administrative*	37,325	44,405	45,040	49,016	46,159
Proxy contest expense (credits)	(550)	4,153	—	—	—
Equipment impairment and restructuring charges (credits)	6,514	(842)	128	269	—
Other operating expense	—	—	86	966	9,282
Total operating expenses	89,811	102,663	99,777	102,325	100,672
Income from operations	23,942	40,346	47,129	56,818	34,125
Other income, net	688	2,936	21,717	5,403	4,180
Income before income taxes	24,630	43,282	68,846	62,221	38,305
Provision for income taxes	8,336	15,025	24,778	24,497	12,264
Net income	$16,294	$28,257	$44,068	$37,724	$26,041

Net income per share:
Basic	$0.26	$0.40	$0.57	$0.46	$0.30
Diluted	$0.26	$0.40	$0.57	$0.46	$0.30
Shares used in computing per share amounts:
Basic	63,576	70,549	76,918	81,550	87,055
Diluted	63,644	70,653	77,813	82,842	87,971

Cash dividends per common share	$0.14	$0.14	$0.09	$—	$—

*Share based compensation included in:
Cost of revenues	$670	$974	$1,156	$1,540	$159
Research and development	1,619	2,086	2,130	3,341	161
Selling, general and administrative	1,675	2,119	2,199	3,534	450

Balance Sheet Data(1):	December 31,
(in thousands)	2009	2008	2007	2006	2005
Working capital	$102,266	$111,397	$128,365	$140,790	$163,939
Total assets	245,958	260,343	295,276	300,649	320,016
Long-term debt and other obligations	7,529	4,740	3,149	453	475
Total shareholders' equity	185,351	208,406	237,143	236,217	256,445
_____________
(1) Other income, net for the year ended December 31, 2007, includes $15.5 million in non-operating income resulting from the settlement of litigation.
(2) Operating results for the year ended December 31, 2006, include $2.9 million in revenues related to a patent license granted by Micrel to Monolithic Power Systems and $846,000 in accrued other expense related to a legal judgment against Micrel in a patent infringement suit with Linear Technology Corporation. In addition, operating results for the year ended December 31, 2006 also include $714,000 in cost of revenues related to the settlement of a patent dispute with International Business Machines.
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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the years 2007 through 2009 have been provided.

During the first quarter of 2007, bookings increased in all major geographic regions resulting in an 18% growth in orders compared with fourth quarter 2006 levels.  The total overall amount of new orders booked in the first quarter exceeded revenues.  The sequential improvement in bookings was driven by higher order levels from customers serving the high speed communications, wireless handset and industrial end markets.  First quarter 2007 revenues were $63.1 million, 2% less than the $64.5 million recorded in the fourth quarter 2006 and 7% lower than the $68.2 million posted in the first quarter of 2006.  Seasonal declines in sales to customers serving the computing, wireless handset and consumer end markets were partially offset by higher resales through the Company’s sell-through distributors.  Gross margin increased sequentially to 58.0% despite lower revenues and inventory reduction due to a combination of lower manufacturing costs and a higher gross margin sales mix.  First quarter operating profit was $11.2 million, or 18% of sales.  The Company’s on-hand inventory declined on a sequential basis.  Overall channel inventories remained relatively flat from the end of 2006, with increases at the Company’s sell-through distributors offset by lower inventory levels at Micrel’s sell-in distributors.

In the second quarter of 2007, bookings exceeded the Company’s revenue level. Second quarter revenues were $65.1 million, a sequential increase of 3% over the $63.1 million recorded in the first quarter, and 7% lower than the $70.2 million posted in the year-ago period. The sequential growth in second quarter revenues was led by increased sales to customers serving the communications and computing end markets, offsetting lower sales of the Company’s products to major Korean wireless handset customers.  Gross margin of 57.4% increased 0.7% from the prior year period and decreased by 0.6% from the first quarter.  During the second quarter, the Company operated at a lower level of factory utilization, which had the combined effect of reducing both inventory levels and gross margin.  Channel inventories also declined on a sequential basis as the Company’s major global sell-through distributors attempted to take advantage of readily available semiconductor component supplies to increase their working capital turns.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the first quarter of 2008, bookings levels rebounded from the fourth quarter of 2007, resulting in the highest quarterly booking level since the first quarter of 2006 and a book-to-bill ratio significantly above one.  First quarter revenues of $66.1 million increased 2% sequentially compared to fourth quarter 2007 revenues of $64.6 million.  The increase in revenues was primarily due to stronger demand from the wire line communications, digital television, industrial and voice-over-IP end markets, which offset seasonal declines in sales to the computing and wireless handset end markets.  Revenues through Micrel’s sell-through distributors increased in the first quarter of 2008 and the number of weeks of distribution channel inventory decreased slightly on a sequential basis.  Gross margin improved to 56.3% in the first quarter of 2008 from 55.7% in the fourth quarter of 2007 while at the same time inventory levels were reduced.  First quarter 2008 operating profit was $11.6 million, or 18% of revenues. Earnings per diluted share for the first quarter of 2008 increased to $0.12 per share from $0.11 per share reported in the fourth quarter of 2007.

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

In the second quarter of 2008, total bookings remained firm, resulting in a book-to-bill ratio above one. Second quarter 2008 bookings were paced by demand from customers serving the communications, industrial, and wireless handset end markets.  Customers remained very cautious, which continued to keep order lead times in the 4 to 5 week range. In the second quarter of 2008, Micrel posted its highest sequential revenue growth rate in four years.  Second quarter 2008 revenues of $70.6 million increased by $4.5 million, or 7%, from the first quarter of 2008.  The growth in revenues was led by stronger demand from customers serving the wireline communications, wireless handset, and wi-fi voice-over-IP end markets, combined with record sales through the Company’s global sell-through distributors.  Gross margin was 56.4%, which was similar to gross margin in the first quarter of 2008.  Second quarter 2008 operating profit was $11.1 million, or 16% of sales.  A total of $2.4 million of proxy contest expenses reduced Micrel’s operating income by approximately 18% in the second quarter of 2008, and also had the effect of reducing operating margin by approximately 3% in the second quarter of 2008.  Second quarter 2008 net income was $7.4 million, or $0.10 per diluted share. Expenses related to the Company’s proxy contest reduced net income by $0.02 per share in the second quarter of 2008.

Financial markets in the United States, Europe and Asia experienced extreme disruption in the second half of 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. In the third quarter of 2008, concerns related to the deterioration in the global financial and credit markets, including with respect to the availability and cost of credit, contributed to instability in worldwide capital and credit markets and diminished expectations for the U.S. and global economy.  These conditions worsened in the fourth quarter of 2008, and combined with uncertainty about the global economy in general, contributed to volatility of unprecedented levels and a further economic slowdown.  Although governments have taken unprecedented actions in an attempt to alleviate the credit crisis, customers and consumers began to cut back on spending in order to conserve cash in the third quarter of 2008.  This resulted in the slowing of orders from Micrel’s distributors and direct OEM customers, which continued into the fourth quarter of 2008.

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

For the year ended December 31, 2008, Micrel’s financial performance continued to be strong, especially in light of the existing economic conditions. Total 2008 revenues of $259.4 million were up slightly, compared with $258.0 million in 2007.  Net income for 2008 was $28.3 million, or $0.40 per diluted share, compared with net income of $44.1 million, or $0.57 per diluted share in 2007.  2007 net income included a $15.5 million pre-tax gain associated with a first quarter legal settlement, which after income taxes, is equivalent to $0.12 per diluted share. Gross margins for 2008 were 55.1% compared to 56.9% in 2007.  Solid cash flows from operations of $53.3 million during the year enabled the repurchase of 7.1 million shares of common stock, or approximately 9.6% of the shares outstanding at the beginning of 2008.  In addition, during the year ended December 31, 2008, the Company paid cash dividends of $9.5 million.

The worldwide macroeconomic recession continued to impact demand in the first quarter of 2009 and the Company’s customers continued to maintain lean inventory levels. Despite the difficult environment, first quarter bookings increased over fourth quarter levels and resulted in a book to bill ratio above one for both the OEM and distribution sales channels. The Company’s first quarter revenues were $47.0 million, compared to $55.2 million in the fourth quarter of 2008.  First quarter gross margin was 50.3%, compared to 52% in the prior quarter.  The decrease in gross margin was primarily the result of factory capacity under-utilization as Micrel continued to control its inventory levels. First quarter 2009 net income was $1.5 million, or $0.02 per diluted share, as compared to fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share. The Company continued to enhance shareholder value by maintaining its quarterly three and one-half cent per share dividend and repurchasing 1.9 million shares under its stock repurchase plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Despite a continuing weak economic environment, the Company experienced strong growth of both revenues and net income in the second quarter of 2009. Bookings were solid which resulted in a book-to-bill ratio above one. Second quarter revenues grew on a sequential quarter basis for the first time in four quarters.  The Company saw strength in all major segments of its business with primary growth coming from markets in China.  In particular, the build out of China’s 3G infrastructure was an important driver for the Company’s revenue growth in the second quarter of 2009. Revenues increased to $51.8 million in the second quarter of 2009, compared to $47.0 million in the first quarter of 2009.  Second quarter 2009 operating expenses were down by 4% sequentially. Second quarter 2009 net income of $3.9 million was more than double the net income of $1.5 million reported for the first quarter of 2009.  In addition, the Company continued to enhance shareholder value with its stock buy-back program. Average shares outstanding in the second quarter of 2009 decreased by 4% compared to the first quarter of 2009.  In addition, the Company also maintained its quarterly three and one-half cent per share dividend payment.

Revenues for the third quarter of 2009 totaled $58.9 million, compared to $51.8 million in the second quarter of 2009, and $67.6 million in the third quarter of 2008. Sequential revenue growth was driven by increasing demand across most major markets served by the Company, especially from the industrial, handset and automotive markets. Bookings for the third quarter of 2009 were solid and the book-to-bill ratio was above one for the third quarter in a row. Third quarter 2009 gross margin improved to 52.5%, up from 51.3% in the second quarter of 2009, due to increased revenue levels to cover fixed manufacturing costs. Third quarter 2009 net income increased 76% to $6.8 million, or 11 cents per diluted share as compared to $3.9 million, or $0.06 per diluted share in the second quarter of 2009. As a result of the Company’s ongoing expense management and the Company’s stock repurchase program, third quarter 2009 earnings per diluted share of $0.11 were the same as the third quarter 2008 earnings per diluted share, despite significantly lower revenues in the third quarter of 2009 as compared to the third quarter of 2008. The Company also maintained its quarterly three and one-half cent per share dividend.

During the fourth quarter of 2009, ordering strength from the industrial and communications end markets resulted in a book-to-bill ratio significantly above one, marking the fourth consecutive quarter where the book-to-bill exceeded one. As a result, customer backlog at the end of 2009 is nearly two times as high as customer backlog at the end of 2008.  Revenues in the fourth quarter of 2009 increased 4% to $61.2 million, compared to $58.9 million in the third quarter of 2009.  The sequential growth was driven by increasing demand across most major markets for the Company’s products. Fourth quarter 2009 gross margin was 53.3%, up from 52.5% in the third quarter of 2009. The improvement in gross margin was due to better capacity utilization as a result of increased revenue levels to cover fixed manufacturing costs. During the quarter, total operating expenses included a $6.5 million non-cash, pre-tax charge related to the impairment of certain semiconductor manufacturing equipment located at the Company’s San Jose fabrication facility.  As a result of this manufacturing equipment impairment, the Company expects to realize future improved capacity utilization levels and a reduction in operating expenses.  Fourth quarter 2009 operating income was $5.5 million, or 8.9% of sales.  This compares to operating income of $10.0 million, or 17.0% of sales in the third quarter 2009. Fourth quarter 2009 net income was $4.1 million, or $0.07 per basic and diluted share, which included a $0.06 per diluted share reduction due to the equipment impairment.  This compares with third quarter 2009 net income of $6.8 million, or $0.11 per basic and diluted share. In addition, the Company continued to maintain its quarterly three and one-half cent per share dividend.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Micrel’s financial performance for 2009 continued to be strong, especially when considering the challenging macroeconomic environment experienced during 2009. The Company maintained its track record of profitability for 30 out of 31 years.  For the year ended December 31, 2009, revenue was $218.9 million, compared to revenue of $259.4 million in 2008.  Net income for 2009 was $16.3 million, or $0.26 per diluted share, compared with net income of $28.3 million, or $0.40 per diluted share in 2008.  During 2009, Micrel generated $37.6 million in cash flow from operations; repurchased $32.5 million of its common stock; purchased its San Jose California corporate facility for approximately $6 million; paid $8.9 million of dividends to shareholders and made other capital investments of $6.1 million. Over the last five years the Company has repurchased $276 million of its common stock and has paid $25 million in dividends, returning approximately 30% of its market capitalization to its shareholders.

The Company derives a substantial portion of its net revenues from standard products. For 2009, 2008 and 2007 the Company's standard products sales accounted for 97%, 95%, and 92%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations.  Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development of new products.  These and other factors are described in further detail later in this discussion and in Item 1A.  As a result of the foregoing or other factors, including the global economic crisis, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, or results of operations or cash flows.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of December 31, 2009, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Litigation.  The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights.  During recent years, the Company has resolved litigation involving intellectual property claims. An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.
	Years Ended December 31,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	48.0	44.9	43.1
Gross profit	52.0	55.1	56.9
Operating expenses:
Research and development	21.3	21.2	21.1
Selling, general and administrative	17.1	17.1	17.4
Equipment impairment and restructuring charges (credits)	3.0	(0.4)	0.1
Proxy contest expense (credits)	(0.3)	1.6	—
Total operating expenses	41.1	39.5	38.6
Income from operations	10.9	15.6	18.3
Other income, net	0.3	1.1	8.4
Income before income taxes	11.2	16.7	26.7
Provision for income taxes	3.8	5.8	9.6
Net income	7.4%	10.9%	17.1%

Net Revenues. Net revenues decreased 16% to $218.9 million for the year ended December 31, 2009 compared to $259.4 million in 2008. Standard product revenues, which represented 97% of net revenues, decreased 14% to $212.6 million for the year ended December 31, 2009, compared to $246.6 million and 95% of net revenues for 2008. Other products revenues which consist primarily of custom and foundry product revenues, decreased 51% to $6.3 million of net revenues for the year ended December 31, 2009, compared to $12.7 million of net revenues for 2008. These decreases were the result of decreased unit shipments across all product lines and geographies due to a reduction in demand caused by the worldwide macroeconomic recession.

For the year ended December 31, 2008, net revenues increased 1% to $259.4 million compared to $258.0 million in 2007 due to increased standard product revenues which were partially offset by decreased other products revenues.

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

International sales represented 74%, 69% and 67% of net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. On a dollar basis, international sales decreased 10% to $162.1 million for the year ended December 31, 2009 from $180.0 million for 2008. This decrease resulted primarily from decreased shipments of standard products to Europe and Asia due to a reduction in demand caused by the worldwide macroeconomic recession.

Sales to customers in Asia represented 61% of net revenues for the year ended December 31, 2009 as compared to 56% of the Company’s net revenues for the year ended December 31, 2008 and 55% of the Company’s net revenues for the year ended December 31, 2007. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for Micrel and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin decreased to 52% for the year ended December 31, 2009 from 55% for 2008. This decrease in gross margin resulted primarily from decreased manufacturing capacity utilization and decreased average selling prices in 2009 as compared to 2008.

For the year ended December 31, 2008, the Company's gross margin decreased to 55% from 57% for 2007. This decrease in gross margin resulted primarily from an increase in sales mix of lower margin products in 2008 as compared to 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and Development Expenses.  Research and development expenses as a percentage of net revenues represented 21% for each of the years ended December 31, 2009 and 2008. On a dollar basis, research and development expenses decreased $8.4 million or 15% to $46.5 million for 2009 from $54.9 million in 2008. These decreases were primarily due to decreased staffing levels and decreased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

For the year ended December 31, 2008, research and development expenses increased $424,000 or 1% to $54.9 million from $54.5 million in 2007. This increase was primarily due to increased prototype fabrication costs.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17% for each of the years ended December 31, 2009 and 2008. On a dollar basis, selling, general and administrative expenses decreased $7.1 million or 16% to $37.3 million for 2009 from $44.4 million for 2008. This decrease was primarily due to decreased staffing levels, decreased commission expenses, decreased advertising expenses and decreased profit sharing accruals.

For the year ended December 31, 2008, selling, general and administrative expenses decreased $635,000, or 1%, to $44.4 million from $45.0 million in 2007. This decrease was primarily due to decreased outside legal costs.

Proxy Contest Expense (Credits). During the first quarter of 2008, the Company became engaged in a proxy contest with a small activist hedge fund, Obrem Capital Management LLC (“OCM”).  This issue resulted in Micrel incurring incremental expenses on this matter of $4.2 million during 2008. During the fourth quarter of 2009, the Company negotiated a reduction in outside service fees related to the proxy contest and recorded a $550,000 credit. These expenses consist primarily of outside consulting and legal fees.  Subsequent to a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM, OCM agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.

Equipment impairment and restructuring charges (credits). During the fourth quarter of 2009, the Company recorded a $6.5 million charge for the impairment of certain excess semiconductor manufacturing equipment which was removed from service and was held for sale as of December 31, 2009. The $7.4 million net book value of the equipment held for sale was reduced to its estimated sales value of $910,000.

During 2003, the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease. The remaining $842,000 unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Share-Based Compensation. Share-based compensation costs for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company's results of operations for the years ended December 31, 2009, 2008 and 2007 were impacted by the recognition of non-cash expense related to the fair value of share-based compensation awards. During 2009, Micrel recorded $4.0 million in pre-tax share-based compensation expense, of which $670,000 is included in cost of revenues, $1.6 million is included in research and development expense and $1.7 million is included in sales, general and administrative expense. During 2008, Micrel recorded $5.2 million in pre-tax share-based compensation expense, of which $1.0 million is included in cost of revenues, $2.1 million is included in research and development expense and $2.1 million is included in sales, general and administrative expense.

Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.  Included in the 2007 other income is $15.5 million in non-operating income resulting from the settlement of litigation.

Provision for Income Taxes. For the year ended December 31, 2009, the provision for income taxes was $8.3 million or 34% of income before taxes as compared to 35% of income before taxes for 2008 and 36% of income before taxes for 2007.  These tax rate decreases resulted primarily from a greater impact of federal and state research and development credits due to reduced income before income taxes. The 2009 provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effects of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2009, consisted of cash and cash equivalents of $70.9 million and a $5 million revolving line of credit from a commercial bank.

The Company generated $37.6 million in cash flows from operating activities for the year ended December 31, 2009. Cash flow from operating activities were primarily attributable to net income of $16.3 million plus non-cash activities of $23.6 million (consisting primarily of $15.7 million in depreciation and amortization, $4.0 million in share-based compensation and a $6.5 million impairment of equipment, offset in part by $2.2 million in deferred income taxes benefits) combined with a $3.3 million decrease in inventory, a $2.8 million decrease in income taxes receivable and a $2.3 million increase in deferred income, which were partially offset by a $5.7 million increase in accounts receivable and a $4.3 million decrease in accrued compensation.

For the year ended December 31, 2008, the Company generated $53.3 million in cash flows from operating activities. Cash flow from operating activities were primarily attributable to net income of $28.3 million plus non-cash activities of $26.2 million (consisting primarily of $19.2 million in depreciation and amortization, $5.2 million in share-based compensation and a $1.8 million decrease in deferred income taxes) combined with a $9.0 million decrease in accounts receivable, which were partially offset by a $3.8 million increase in income taxes receivable and a $1.8 million increase in inventory combined with a $2.6 million decrease in accounts payable and a $2.3 million decrease in other accrued liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company generated $14.4 million of cash from investing activities during the year ended December 31, 2009, which was primarily comprised of $26.6 million from the net proceeds of sales of short-term investments, offset in part by $12.1 million in purchases of property, plant and equipment, which included approximately $6 million for the purchase of the Company’s previously leased headquarters facility.

For the year ended December 31, 2008, the Company used $26.4 million of cash for investing activities, which was primarily comprised of $15.4 million for the net purchases of short-term investments and $11.2 million in purchases of property, plant and equipment.

The Company used $29.5 million of cash for financing activities during the year ended December 31, 2009, primarily for the repurchase of $32.4 million of the Company's common stock, $8.9 million for the payment of cash dividends and $3.6 million in repayments of long-term debt, which were partially offset by $15.0 million in proceeds from long-term debt borrowing.

For the year ended December 31, 2008, the Company used $59.5 million of cash for financing activities, primarily for the repurchase of $53.2 million of the Company's common stock and $9.5 million for the payment of cash dividends, which were partially offset by $3.2 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment. On January 28, 2010, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable February 24, 2010 to shareholders of record on February 10, 2010. On February 5, 2010, Micrel’s Board of Directors authorized the Company to repurchase up to $15.0 million of its common stock through December 31, 2010. The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for at least the next twelve months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

At December 31, 2009, the Company held $15.5 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of December 31, 2009.  The fair value of these notes, $12.7 million, has been classified as long-term investments as of December 31, 2009. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements.

At December 31, 2009, the Company had cash and cash equivalents of $70.9 million.  Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of December 31, 2009, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt	$11,428	$8,571	$2,857	$--	$--
Operating leases	2,135	972	861	302	—
Open purchase orders	11,500	11,500	—	—	—

Total	$25,063	$21,043	$3,718	$302	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5 million line of credit for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility and a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. As of December 31, 2009, the Company had borrowed $15 million under the term loan facility, of which $3.6 million was repaid and had no borrowings under the line of credit facility.

As of December 31, 2009, the Company had $6.7 million of non-current unrecognized tax benefits.  Included in the $6.7 million is $2.0 million that has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $4.7 million liability is included in long-term income taxes payable. The Company is not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2009, the Company held $15.5 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of December 31, 2009.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result the Company’s ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist. As of December 2009, the Company has recorded a $2.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements.

At December 31, 2009, the Company had no fixed-rate long-term debt subject to interest rate risk.

At December 31, 2009, the Company held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The notional amount of the outstanding interest rate swap contract at December 31, 2009 was $5.7 million. The Company currently intends to hold the interest rate swap contract to maturity. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2009, the fair value of the interest rate swap would decline by an immaterial amount.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are set forth on pages 45 through 72 and supplementary data are set forth on pages 73 through 74, which follow Item 15.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepting accounting principles.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. In addition, any projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in the report entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in the Internal Control — Integrated Framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and officers of the Company is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders under the captions "Election of Directors" and “Certain Information with Respect to Executive Officers,” respectively, and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Company has an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and “audit committee financial experts” is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders under the captions, "Committees and Meetings of the Board of Directors" and "Board Committees"."

The information concerning compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders under the caption “Section 16(A) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and is incorporated herein by reference.  The Company’s code of ethics can also be viewed at www.micrel.com.  Information regarding the Company’s code of conduct, also known as the “Worldwide Standards of Business Conduct” is set forth in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders under the caption “Certain Transactions” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is included under the caption “Compensation Discussion and Analysis” and “Executive Compensation” in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning compensation committee interlocks and insider participation is included under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning the Compensation Committee Report is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.  Such information shall be deemed “furnished” and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed incorporated by reference into any filing of the Company as a result of furnishing the disclosure in this manner except to the extent incorporated by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Transactions” "Director Independence" and "Board Committees" in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a) 1.
Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Report on the pages indicated:

		Page
	Report of Independent Registered Public Accounting Firm	45
	Consolidated Balance Sheets as of December 31, 2009 and 2008	46
	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	47
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007	48
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	49
	Notes to Consolidated Financial Statements	50

2.
Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2009, 2008 and 2007, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

	Schedule II	Valuation and Qualifying Accounts	74

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders' of Micrel Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Micrel Incorporated and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 5, 2010

MICREL, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(In thousands, except share amounts)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,898	$48,343
Short-term investments	—	25,852
Accounts receivable, less allowances: 2009, $3,018; 2008, $2,937	26,330	20,643
Inventories	34,191	37,440
Income taxes receivable	4,011	6,783
Prepaid expenses and other	1,449	1,781
Deferred income taxes	18,465	17,752
Total current assets	155,344	158,594

LONG-TERM INVESTMENTS	12,692	12,628
PROPERTY, PLANT AND EQUIPMENT, NET	67,644	76,200
INTANGIBLE ASSETS, NET	509	1,338
DEFERRED INCOME TAXES, NET	9,381	11,135
OTHER ASSETS	388	448
TOTAL	$245,958	$260,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,342	$15,365
Accrued compensation	2,819	7,082
Accrued commissions	1,657	2,366
Other accrued liabilities	1,284	1,248
Deferred income on shipments to distributors	23,405	21,136
Current portion of long-term debt	8,571	—
Total current liabilities	53,078	47,197

LONG-TERM DEBT, NET	2,857	—
LONG-TERM INCOME TAXES PAYABLE	4,672	4,468
ACCRUED RENT	—	272
Total liabilities	60,607	51,937

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value – authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value – authorized: 250,000,000 shares; issued and outstanding: 2009 – 62,348,268; 2008 – 67,308,899	1,210	—
Accumulated other comprehensive loss	(1,759)	(2,244)
Retained earnings	185,900	210,650
Total shareholders’ equity	185,351	208,406
TOTAL	$245,958	$260,343

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)

	2009	2008	2007

NET REVENUES	$218,887	$259,360	$257,974

COST OF REVENUES(1)	105,134	116,351	111,068

GROSS PROFIT	113,753	143,009	146,906

OPERATING EXPENSES:
Research and development(1)	46,522	54,947	54,523
Selling, general and administrative(1)	37,325	44,405	45,040
Proxy contest expense (credits)	(550)	4,153	—
Equipment impairment and restructuring charges (credits)	6,514	(842)	128
Other operating expense	—	—	86
Total operating expenses	89,811	102,663	99,777

INCOME FROM OPERATIONS	23,942	40,346	47,129

OTHER INCOME:
Interest income	828	2,936	6,267
Interest expense	(272)	(57)	(93)
Other income	132	57	15,543
Total other income, net	688	2,936	21,717

INCOME BEFORE INCOME TAXES	24,630	43,282	68,846

PROVISION FOR INCOME TAXES	8,336	15,025	24,778

NET INCOME	$16,294	$28,257	$44,068

NET INCOME PER SHARE:
Basic	$0.26	$0.40	$0.57
Diluted	$0.26	$0.40	$0.57

WEIGHTED-AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	63,576	70,549	76,918
Diluted	63,644	70,653	77,813

Cash dividends per common share	$0.14	$0.14	$0.09

(1) Share- based compensation included in:
Cost of revenues	$670	$974	$1,156
Research and development	1,619	2,086	2,130
Selling, general and administrative	1,675	2,119	2,199

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands, except share amounts)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders'	Comprehensive
	Shares	Amount	Income (Loss)	Earnings	Equity	Income
Balances, December 31, 2006	78,078,211	$15,585	$(35)	$220,667	$236,217

Net income	—	—	—	44,068	44,068	$44,068
Other comprehensive income, change in net unrealized losses from investments, net of tax			3		3	3
Comprehensive income						$44,071
Share-based compensation	—	5,382	—	—	5,382
Payment of cash dividends				(6,945)	(6,945)
Repurchases of common stock	(5,515,854)	(34,447)	—	(20,615)	(55,062)
Employee stock transactions	1,439,003	12,133	—	—	12,133
Tax effect of employee stock transactions	—	1,347	—	—	1,347
Balances, December 31, 2007	74,001,360	—	(32)	237,175	237,143

Net income	—	—	—	28,257	28,257	$28,257
Other comprehensive income, change in net unrealized losses from investments, net of tax			(2,212)		(2,212)	(2,212)
Comprehensive income						$26,045
Share-based compensation	—	5,159	—	—	5,159
Payment of cash dividends	—	—	—	(9,540)	(9,540)
Repurchases of common stock	(7,241,187)	(9,085)	—	(45,242)	(54,327)
Employee stock transactions	548,726	4,254	—	—	4,254
Tax effect of employee stock transactions	—	(328)	—	—	(328)
Balances, December 31, 2008	67,308,899	—	(2,244)	210,650	208,406

Net income	—	—	—	16,294	16,294	$16,294
Other comprehensive income, change in net unrealized losses from investments, net of tax			485		485	485
Comprehensive income						$16,779
Share-based compensation	—	4,007	—	—	4,007
Payment of cash dividends	—	—	—	(8,888)	(8,888)
Repurchases of common stock	(5,020,920)	(292)	—	(32,156)	(32,448)
Employee stock transactions	60,289	394	—	—	394
Tax effect of employee stock transactions	—	(2,899)	—	—	(2,899)
Balances, December 31, 2009	62,348,268	$1,210	$(1,759)	$185,900	$185,351

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,294	$28,257	$44,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,684	19,227	18,001
Share-based compensation	3,964	5,179	5,485
Tax benefit on the exercise of employee stock options	16	230	1,347
Excess tax benefits associated with stock compensation	—	—	(159)
Equipment impairment	6,514	—	—
Gain on disposal of assets	(173)	(110)	—
Accrued rent	(272)	(63)	(118)
Deferred income tax provision (benefit)	(2,167)	1,777	2,779
Changes in operating assets and liabilities:
Accounts receivable	(5,687)	8,971	1,478
Inventories	3,292	(1,799)	1,420
Income taxes receivable	2,772	(3,841)	(2,612)
Prepaid expenses and other assets	392	1,853	(456)
Accounts payable	(530)	(2,645)	581
Accrued compensation	(4,263)	(1,576)	992
Accrued commissions	(709)	373	558
Income taxes payable	204	1,508	5,448
Other accrued liabilities	36	(2,277)	(10,017)
Deferred income on shipments to distributors	2,269	(1,741)	(1,029)
Net cash provided by operating activities	37,636	53,323	67,766
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	—	2,629
Purchases of property, plant and equipment	(12,133)	(11,044)	(20,233)
Purchases of investments	(29,210)	(29,852)	(23,713)
Proceeds from sales and maturities of investments	55,776	14,474	12,064
Net cash provided (used) in investing activities	14,433	(26,422)	(29,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	15,000	—	—
Repayments of debt	(3,572)	—	(80)
Proceeds from the issuance of common stock	394	3,242	12,133
Repurchase of common stock	(32,448)	(53,237)	(55,062)
Payments of cash dividends	(8,888)	(9,540)	(6,945)
Excess tax benefits associated with stock compensation	—	—	159
Net cash used in financing activities	(29,514)	(59,535)	(49,795)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,555	(32,634)	(11,282)
CASH AND CASH EQUIVALENTS - Beginning of year	48,343	80,977	92,259
CASH AND CASH EQUIVALENTS - End of year	$70,898	$48,343	$80,977
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$272	$68	$818
Income taxes	$7,481	$15,240	$17,744

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

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

Investments — Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). The Company held no short-term investments as of December 31, 2009. Long-term investments as of December 31, 2009, consist of auction rate notes secured by student loans and are classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

There were no short-term investments at December 31, 2009. A summary of the Company’s short-term investments at December 31, 2008 is as follows (in thousands):

	As of December 31, 2008
	Cost	Gross Gains	Gross Losses	Fair Value

Corporate Securities	$17,888	$2	$63	$17,827
Certificates of Deposits	8,025	—	—	8,025
Total	$25,913	$2	$63	$25,852

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows (in thousands):

	Fair Value Measurements as of December 31, 2009
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$63,706	$4,471	$	−	$68,177
Auction rate notes	−	−		12,692	12,692
Total	$63,706	$4,471		$12,692	$80,869

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (in thousands):

	Fair Value Measurements as of December 31, 2008
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$42,220	$4,457	$	−	$46,677
Short-term available-for-sale securities	25,852	−		−	25,852
Auction rate notes	−	−		12,628	12,628
Total	$68,072	$4,457		$12,628	$85,157

As of December 31, 2009, the Company had approximately $12.7 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008 and continuing through the end of 2009, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the student loan-backed notes held by the Company failed as of December 31, 2009. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 23 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of December 31, 2009 and 2008. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations.  For the auction rate notes held by the Company as of December 31, 2009, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of December 31, 2009 and 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of December 31, 2009, the Company determined there was a cumulative decline in the fair value of its auction rate notes of approximately $2.8 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company believes it will recover its cost basis in these investments.

For the year ended December 31, 2009 the changes in the Company’s Level 3 securities (consisting of auction rate notes) are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2008	$12,628
Transfers in and/or out of Level 3	--
Total gains, before tax	714
Settlements	(650)
Ending balance, December 31, 2009	$12,692

Certain Significant Risks and Uncertainties — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, bank certificates of deposit, money market funds and auction rate notes and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2009, three world-wide distributors and an original equipment manufacturer (“OEM”), accounted for 19%, 18%, 10% and 11%, respectively, of total accounts receivable. At December 31, 2008, three world-wide distributors and a stocking representative, accounted for 21%, 13%, 11% and 10%, respectively, of total accounts receivable.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: changes in the overall demand for products offered by the Company; competitive pressures in the form of new products or price reductions on current products; advances and trends in new technologies and industry standards; changes in product mix; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patents, product, regulatory or other factors; risks associated with the ability to obtain necessary components; risks associated with the Company’s ability to attract and retain employees necessary to support its growth.

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

Property, Plant and Equipment — Equipment, building and leasehold improvements are stated at cost and depreciated using the straight-line method. Equipment is depreciated over estimated useful lives of three to five years. Buildings are depreciated over an estimated useful life of twenty to thirty years. Building improvements are depreciated over estimated useful lives of fifteen to thirty years. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the improvements which is generally 3 to 5 years.

Intangible Assets — Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Components of intangible assets were as follows (in thousands):

	As of December 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$-	$8,718	$8,620	$98
Patents and tradename	10,318	9,809	509	10,318	9,078	1,240
Customer relationships	1,455	1,455	-	1,455	1,455	-
	$20,491	$19,982	$509	$20,491	$19,153	$1,338

Total intangible amortization expense for the years ended December 31, 2009, 2008 and 2007 was $829,000, $1.7 million and $1.7 million, respectively. Estimated future intangible amortization expense for intangible assets as of December 31, 2009, is expected to be approximately $254,000 in 2010 and $255,000 2011.

Impairment of Long-Lived Assets — The Company periodically assesses whether long-lived assets have been impaired. An asset is initially evaluated for impairment if its estimated future undiscounted cash flows are less than the carrying value recorded on the Company's balance sheet. If a shortfall exists, any impairment is measured based on the difference between the fair value and the carrying value of the long-lived asset. The Company's estimate of fair value is based on either fair market value information, if available, or based on the net present value of expected future cash flows attributable to the asset. Predicting future cash flows attributable to a particular asset is difficult, and requires the use of significant judgment.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

In 2009, the Company recorded a $6.5 million charge for the impairment of certain excess semiconductor manufacturing equipment which was removed from service and was held for sale as of December 31, 2009. The $7.4 million net book value of the equipment held for sale was reduced to its estimated sales value of $910,000.

Revenue Recognition and Receivables — Micrel generates revenue by selling products to OEMs, distributors and stocking representatives. Stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer.  The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

Warranty Costs — The Company warrants products against defects for a period of up to 30 days. The majority of Micrel's product warranty claims are settled through the return of defective product and the reshipment of replacement product. Warranty returns are included in Micrel's allowance for returns, which is based on historical return rates. Actual future returns could be different than the returns allowance established. In addition, Micrel accrues a liability for specific warranty costs that are expected to be settled other than through product return and replacement. As of December 31, 2009 and 2008, respectively, accrued warranty expenses were immaterial amounts. Future actual warranty costs may be different from the accrued warranty expense.

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

Advertising Expenses — The Company expenses advertising costs to selling, general and administrative expense as incurred. Advertising expenses for 2009, 2008 and 2007 were $472,000, $1.6 million and $2.0 million respectively.

Income Taxes — Deferred tax assets and liabilities result from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards.  The Company had net current deferred tax assets of $18.5 million and net long-term deferred tax assets of $9.4 million as of December 31, 2009.  The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Share-based Compensation — Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

Net Income per Share — Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. Reconciliation of weighted-average shares used in computing earnings per share is as follows (in thousands):
	Years Ended December 31,
	2009	2008	2007

Weighted-average common shares outstanding	63,576	70,549	76,918
Dilutive effect of stock options outstanding, using the treasury stock method	68	104	895
Shares used in computing diluted earnings per share	63,644	70,653	77,813

For the years ended December 31, 2009, 2008 and 2007, 4.8 million, 9.2 million and 6.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they are anti-dilutive.

Fair Value of Financial Instruments — Financial instruments included in the Company’s consolidated balance sheets at December 31, 2009 and 2008, consist of cash, cash equivalents, accounts receivable, accounts payable and investments. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of investments are based on quoted market prices or valuation models for investments for which quoted market prices are unavailable.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods beginning after November 15, 2009 and will become effective for the Company beginning in the first quarter of 2010.  The Company does not expect that this new guidance will have a material impact on its results of operations, financial position or cash flows

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

3.	INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2009	2008
Finished goods	$11,139	$12,669
Work in process	21,467	22,213
Raw materials	1,585	2,558
	$34,191	$37,440

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following (in thousands):

	2009	2008
Manufacturing equipment	$169,392	$181,514
Land	8,137	6,636
Buildings and improvements	53,193	48,259
Office furniture and research equipment	13,612	13,560
Assets held for sale	910	-
	245,244	249,969
Accumulated depreciation and amortization	(177,600)	(173,769)
	$67,644	$76,200

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $14.9 million, $17.5 million and $16.3 million, respectively.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

5.	BORROWING ARRANGEMENTS

In May 2009, the Company entered into a new, unsecured credit facility with Bank of the West which terminated and replaced the Company’s previous credit facility originally entered into in April 2007 with Bank of the West. The new facility provides, among other things: (a) a $5 million line of credit for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility; (b) a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock and (c) a modification of covenants from the previous facility, including financial covenants.  At December 31, 2009, the Company was in compliance with all credit facility covenants. At December 31, 2009, the Company had borrowed $15 million under the term loan facility and had no borrowings under the line of credit facility.

Borrowings under the term loan facility are payable over 21 equal monthly installments, which commenced on August 31, 2009.  Interest under the term loan facility is payable at a rate equal to floating one-month LIBOR plus 2.25% (2.5% at December 31, 2009). Interest under the line of credit facility will accrue based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.00%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.25% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.25%.

As of December 31, 2009, the Company had borrowed $15 million under the credit facility agreement. The Company has repaid $3.6 million of this borrowing as of December 31, 2009. The following table summarizes the Company’s long-term debt (in thousands):

December 31,
2009
Notes payable bearing variable interest at 1 month LIBOR plus 2.25%	$11,428
Current portion	(8,571)
Long-term debt	$2,857

As of December 31, 2009, the estimated fair value of the Company’s notes payable was not materially different than its respective carrying value.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2009, the Company entered into an interest rate swap contract (the “Swap”), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company has economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $5.7 million of the Company’s notes payable. The Company will experience variability in future interest payments for the remaining $5.7 million unhedged portion of the Company’s notes payable. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap is considered a cash flow hedge.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

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

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of December 31, 2009, the notional amount of the outstanding interest rate swap contract was $5.7 million.  The effect of derivative instruments on the Statement of Operations for the year ended December 31, 2009 was not material. The fair values of the Company’s derivative assets and liabilities as of December 31, 2009 were not material. The Company will continue to revaluate the fair value of the derivative instrument at each period end and record corresponding impact on the balance sheet and Statement of Operations.

7.	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2009. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Stock Repurchase Plan

On December 30, 2008, the Company's Board of Directors approved a $50 million share repurchase program for calendar year 2009. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans and employee stock purchase plan. During the year ended December 31, 2009, the Company repurchased 5,020,920 shares of its common stock for an aggregate price of $32.4 million.

Incentive Award Plans

Under the Company's 2003 Incentive Award Plan (the “2003 Plan”), 1994 Stock Option Plan and its 2000 Non-Qualified Stock Incentive Plan, 40,749,313 shares of Common Stock are authorized for issuance to employees. The 1994 Stock Option Plan and 2000 Non-Qualified Stock Incentive Plan provide that, for stock options, the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the last trading day before the date of grant.  The 2003 Incentive Award Plan provides that, for stock options, the option price will be determined by the Board of Directors at a price not less than the fair value as represented by the closing price of the Company's Common Stock on the date of grant.  Certain shareholder/employees of the Company are granted options at 110% of the current fair market value. Options granted under the 2000 Non-Qualified Stock Incentive Plan are exercisable in 20% increments with the initial 20% vesting occurring six months after the date of grant and then in annual increments of 20% per year from the date of grant. The Company is not currently awarding option grants under the 2000 Non-Qualified Stock Incentive Plan. Options granted under the 2003 Incentive Award Plan and 1994 Stock Option Plan typically become exercisable in not less than cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant. At December 31, 2009, 11,713,412 total shares were reserved for future issuance, of which 3,916,992 shares were available for future grants under the Option Plans.

Option activity under the Option Plans is as follows:
	Number of Shares	Weighted Avg. Exercise Price Per Share
Outstanding, December 31, 2006 (8,470,755 exercisable at a weighted average price of $13.23 per share)	12,775,777	$12.76
Granted	1,985,110	11.08
Exercised	(1,411,021)	8.40
Canceled	(1,336,822)	12.88
Outstanding, December 31, 2007 (7,638,949 exercisable at a weighted average price of $13.83 per share and a weighted average remaining contractual life of 3.7 years)	12,013,044	12.97
Granted	1,556,815	7.39
Exercised	(516,719)	7.72
Canceled	(2,527,129)	12.72
Outstanding, December 31, 2008 (6,345,428 exercisable at a weighted average price of $14.07 per share and a weighted average remaining contractual life of 5.6 years)	10,526,011	$12.46
Granted	2,789,245	7.42
Exercised	(22,305)	5.30
Canceled	(5,587,954)	14.18
Outstanding, December 31, 2009 (3,170,359 exercisable at a weighted average price of $11.18 per share and a weighted average remaining contractual life of 4.8 years)	7,704,997	$9.41

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the years ended December 31, 2009, 2008 and 2007 was $2.98, $3.40 and $5.64 per share, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2009, 2008 and 2007 was $51,000, $1.0 million and $4.8 million, respectively. During the years ended December 31, 2009, 2008 and 2007, the amount of cash received from the exercise of stock options was $118,000, $3.0 million and $11.9 million, respectively. The net tax benefit realized from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options was $16,000, $230,000 and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

Additional information regarding options outstanding as of December 31, 2009 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining	Weighted Avg.		Weighted Avg.
Range of	Number	Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (yrs)	Per Share	Exercisable	Per Share
$4.72 to $ 7.00	877,343	7.4	$6.36	210,269	$5.71
$7.01 to $ 7.46	893,438	8.6	7.22	65,704	7.23
$7.47 to $ 7.47	1,115,335	4.8	7.47	-	-
$7.48 to $ 8.00	610,581	9.3	7.73	21,594	7.55
$8.01 to $ 9.00	792,939	7.5	8.47	320,927	8.55
$9.01 to $ 10.00	804,644	5.6	9.54	553,338	9.54
$10.01 to $ 11.00	1,039,692	4.7	10.60	882,354	10.63
$11.01 to $ 13.00	790,475	6.1	12.07	494,339	12.04
$13.01 to $ 16.00	444,000	4.9	13.92	317,284	14.01
$16.01 to $ 49.50	336,550	3.8	18.76	304,550	19.02
$4.72 to $ 49.50	7,704,997	6.3	$9.41	3,170,359	$11.18

As of December 31, 2009, the aggregate pre-tax intrinsic value (which is the amount by which the closing price of the Company's common stock at December 31, 2009 exceeded the exercise price of the in the money options) of options outstanding and options exercisable was approximately $3.6 million and $605,000, respectively. As of December 31, 2009, the estimated number of options exercisable and expected to vest was 6.4 million shares with a weighted average remaining contractual life of 6 years and estimated aggregate intrinsic value of $2.7 million.

The 2003 Plan also provides for the use of incentive awards other than stock options.  In October 2007, the Company’s Compensation Committee approved a plan to begin granting Restricted Stock Units ("RSU"s) to employees in accordance with the provisions of the 2003 Plan. The Company’s RSUs vest over 5 years. Information with respect to outstanding restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2007	—	$—
Granted	54,999	7.89
Vested	—
Forfeited	(2,566)	8.36
Outstanding, December 31, 2008	52,433	7.87
Granted	46,470	7.01
Vested	—
Forfeited	(7,480)	8.54
Outstanding, December 31, 2009	91,423	$7.40

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

Employee Stock Option Exchange Program

On October 30, 2009, Micrel accepted for exchange, options to purchase an aggregate of 2,709,359 shares of the Company’s common stock. All surrendered options were cancelled in exchange for 1,122,501 new options with an exercise price of $7.47 per share (representing the per share closing price of the Company’s common stock on October 30, 2009, as reported on the Nasdaq Global Select Market).  The exchange ratios used in the option exchange resulted in the aggregate fair value of the replacement options to be approximately equal to the aggregate fair value of the options that were surrendered. Stock options eligible for the exchanged had a per share exercise price of at least $9.80 or higher, which represents the highest per share closing price of the Company’s common stock for the 52-week period preceding the option exchange.  For stock options which had a per share exercise price equal to or greater than $16.00, instead of replacement stock options, a cash payment of $0.05 per share was made in exchange for surrendered options.  The aggregate amount of these cash payments was $20,000. In addition, the Company’s named executive officers and members of its Board of Directors were not eligible to participate in the option exchange.

Accounting for Share-based Compensation

Share-based compensation costs for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company has utilized the Black-Scholes option pricing model to determine the fair value for stock option grants.  The fair value of stock option grants issued from January 1, 2006 onwards are recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) is shown in the financing activities section of the consolidated statements of cash flows.

The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
	Years Ended December 31,
	2009	2008	2007
Expected life (years)	6.7	6.2	6.0
Stock volatility	43.0%	49.3%	51.4%
Risk free interest rates	2.9%	2.8%	4.4%
Dividends during expected terms	1.8%	1.6%	0.9%

Expected term is based on an analysis of historical exercises and the remaining contractual life of options.

Stock volatility is based upon a combination of both historical stock price volatility and implied volatility derived from traded options on the Company’s stock in the marketplace.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

The Company estimates potential forfeitures of stock grants and accordingly adjusts compensation cost recorded. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

The following table shows total share-based compensation expense recognized in the Consolidated Statement of Operations for 2009, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of revenues	$670	$974	$1,156
Research and development	1,619	2,086	2,130
Selling, general and administrative	1,675	2,119	2,199
Pre-tax share-based compensation expense	3,964	5,179	5,485
Less income tax effect	990	1,105	920
Net share-based compensation expense	$2,974	$4,074	$4,565

Total share-based compensation cost capitalized as part of inventory as of December 31, 2009 and 2008 was $145,000 and $102,000, respectively. At December 31, 2009, there was $12.4 million of total unrecognized compensation cost related to non-vested stock option and RSU awards which is expected to be recognized over a weighted-average period of 3.3 years.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2,000,000 shares. Shares of Common Stock issued under the ESPP during 2009, 2008 and 2007 were 37,984, 32,007 and 27,482, respectively, at weighted average prices of $7.31, $8.36 and $10.02, respectively. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.

8.	INCOME TAXES

The income tax provisions for the years ended December 31, 2009, 2008 and 2007, as a percentage of income before taxes, were 34%, 35% and 36%, respectively.  The income tax provision for such periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:
	2009		2008	2007
Statutory federal income tax rate	35%		35%	35%
Research and development credit	(3)		(2)	(2)
Qualified production activities credit	(1)		(1)	(1)
State income taxes (net of federal income tax benefit)	(1)		1	2
Non-deductible stock compensation	2		2	2
Other	2		-	-
Effective tax rate	34%	%	35%	36%

The provision for income taxes for the years ended December 31 consists of the following (in thousands):
	2009	2008	2007
Current:
Federal	$7,241	$12,892	$21,318
State	54	1,332	668
Total current	7,295	14,224	21,986

Deferred:
Federal	1,544	1,902	2,107
State	(503)	(1,101)	685
Total deferred	1,041	801	2,792
Total provision	$8,336	$15,025	$24,778

Pre-tax income from non-U.S. jurisdictions was not material in all periods presented.

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards.  The Company had net current deferred tax assets of $18.5 million and net long-term deferred tax assets of $9.4 million as of December 31, 2009.  The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.  Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

Deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Accruals and reserves not currently deductible	$9,075	$9,348
Deferred income	9,074	8,130
Tax net operating loss and credit carryforwards	10,530	10,748
Non-qualified stock compensation	2,305	4,169
Capitalized research and development	315	654
Unrealized impairment of auction rate securities	1,043	1,380
Total deferred tax assets	32,342	34,429

Deferred tax liabilities:
Depreciation	(4,408)	(5,454)
State income taxes	(88)	(88)
Total deferred tax liability	(4,496)	(5,542)
Net deferred tax assets (current and non-current)	$27,846	$28,887

Included in net deferred tax assets are net operating loss and credit carryforwards. Due to the Company's acquisition of Synergy in 1998, the Company has available pre-ownership change federal net operating loss carryforwards of approximately $3.0 million which will expire in the years 2010 through 2014 if not utilized. Under Section 382 of the Internal Revenue Code, these pre-ownership changes in net operating loss carryforwards are subject to an annual limitation. The Company believes that it is more likely than not that these net operating loss carryforwards will be utilized before expiration. In addition, the Company has available state research and development credit carryforwards of approximately $17.7 million, of which approximately $2.3 million represents pre-ownership change carryforwards subject to the Section 383 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

As of December 31, 2009, the gross liability for uncertain tax positions was $9.4 million and the net liability, reduced for the federal effects of potential state tax exposures, was $6.7 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $6.7 million would favorably affect the Company’s tax provision in such future periods.  Included in the $6.7 million is $2.0 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets.  The remaining $4.7 liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2009	$6,523
Additions based on tax positions related to the current year	777
Subtractions for tax positions related to prior years	(777)
Additions for accrued interest for tax positions of prior years	200
Balance at December 31, 2009	$6,723

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

During 2009, the Company recognized $777,000 of previously unrecognized tax benefits due to expiration of statutes of limitations.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of December 31, 2009 and 2008, the Company had $478,000 and $450,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2006 and forward. Significant state tax jurisdictions include California, New York and Texas, and generally, the Company is subject to routine examination for years 2005 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2002 and forward in various immaterial foreign tax jurisdictions in which it operates.

9.	COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases some of its facilities and equipment under operating lease agreements that expire in the years 2010 through 2014. Rent expense is recognized on a straight-line basis over the term of the lease. Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
2010	$972
2011	545
2012	316
2013	211
2014	91
Total	$2,135

Rent expense under operating leases for the years ended December 31, 2009, 2008, and 2007 was $1.7 million, $2.2 million and $1.8 million, respectively.

Open Purchase Orders

As of December 31, 2009, the Company had approximately $11.5 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company's contractual commitments.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

Letters of Credit

Micrel's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2009 there was $325,000 in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

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

The Company has a profit-sharing and deferred compensation plan (the “Plan”). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $218,000 in contributions for the year ended December 31, 2009 and made $587,000 and $750,000 in contributions to the Plan for the years ended December 31, 2008 and 2007, respectively. Participants vest in Company contributions ratably over six years of service.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

11.	LITIGATION

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

From time to time, claims have been filed by or have arisen against the Company in its normal course of business.  The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

As of December 31, 2009, the Company believes it is not reasonably likely that an unrecorded material loss has been incurred.  Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit.  Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12.	SEGMENT REPORTING

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

Net Revenues by Segment (in thousands):	Years Ended December 31,
	2009	2008	2007
Standard Products	$212,606	$246,644	$237,356
Other Products	6,281	12,716	20,618
Total net revenues	$218,887	$259,360	$257,974

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

For the year ended December 31, 2009, two world-wide distributors and an OEM, accounted for $41.9 million (19%), $28.9 million (13%) and $26.9 million (12%), respectively, of the Company's net revenues. For the year ended December 31, 2008, one customer, a world-wide distributor, accounted for $34.1 million (13%) of the Company's net revenues. For the year ended December 31, 2007 two world-wide distributors accounted for $38.7 million (15%) and $33.1 million (13%), respectively, of the Company's net revenues.

For the year ended December 31, 2009, the Company recorded revenue from customers throughout the United States; Canada and Mexico (collectively referred to as "Other North American Countries"); the U.K., Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as "Europe"); Korea; Taiwan; Singapore; China; Japan; Hong Kong, Malaysia and other Asian countries (collectively referred to as "Other Asian Countries").

Geographic Information (in thousands):
	Years Ended December 31,
	2009		2008		2007
	Total Net Revenues(1)	Long-Lived Assets(2)	Total Net Revenues(1)	Long-Lived Assets(2)	Total Net Revenues(1)
United States of America	$51,843	$62,625	$59,339	$72,244	$67,751
Other North American Countries	4,894	-	19,990	1	16,663
Korea	36,400	43	40,658	84	37,442
Taiwan	17,626	696	24,438	506	28,514
Singapore	26,083	13	24,980	17	29,356
China	15,665	1,409	18,923	318	17,965
Hong Kong	21,862	-	18,033	-	16,110
Japan	15,177	16	15,654	-	11,554
Other Asian Countries	1,448	2,707	2,038	2,807	1,696
Europe	27,889	135	35,307	223	30,923
Total	$218,887	$67,644	$259,360	$76,200	$257,974

(1) Total revenues are attributed to countries based on "ship to" location of customer. (2) Long-lived assets consist of property, plant and equipment.

13.           EQUIPMENT IMPAIRMENT AND RESTRUCTURING

In 2009, the Company recorded a $6.5 million charge for the impairment of certain excess semiconductor manufacturing equipment which was removed from service and was held for sale as of December 31, 2009. The $7.4 million net book value of the equipment held for sale was reduced to its estimated sales value of $910,000.

In 2003 the Company closed its Santa Clara wafer fabrication facility. In February 2006, the Company terminated the facility lease under the terms of the lease agreement due to major vandalism rendering the building unusable.  The facility Lessor disputed the termination of the lease.  In March 2008, the Company entered into a Settlement and Mutual Release agreement with the Lessor. Under the terms of the agreement, the Company paid $875,000 to the Lessor and released a $70,000 security deposit for full settlement of all obligations under the lease.  The remaining unused restructuring expense accruals were credited to restructuring charges (credits) in the statement of operations during the first quarter of 2008.

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

14.           SHAREHOLDER RIGHTS PLAN

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2009, 2008 and 2007

The Company may redeem the Rights at a price of $.01 per Right at any time prior to the date on which any person has become an Acquiring Person. The Rights Plan expiration date has been amended to expire on March 24, 2010, unless earlier redeemed or terminated by Micrel, as provided in the Rights Plan.

15.           PROXY CONTEST EXPENSE

During the first quarter of 2008, the Company became engaged in a proxy contest with a small activist hedge fund, Obrem Capital Management LLC (“OCM”).  This issue resulted in Micrel incurring incremental expenses on this matter of $4.2 million in 2008. During the fourth quarter of 2009, the Company negotiated a reduction in outside service fees related to the proxy contest and recorded a $550,000 credit. These expenses consist primarily of outside consulting and legal fees.  Subsequent to a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM, OCM agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.

16.           DIVIDENDS

During the years ended December 31, 2009, 2008 and 2007 the Company paid cash dividends of $8.9 million, $9.5 million and $6.9 million, respectively, representing $0.14, $0.14 and $0.09 per outstanding share, respectively.

17.           SUBSEQUENT EVENTS

On January 28, 2010, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable February 24, 2010 to shareholders of record on February 10, 2010.

On February 5, 2010, Micrel’s Board of Directors authorized the Company to repurchase up to $15.0 million of its common stock through December 31, 2010.

SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY — UNAUDITED

(in thousands, except per share amounts)	Three Months Ended 2009
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$46,986	$51,798	$58,872	$61,231
Gross profit	$23,617	$26,566	$30,936	$32,634
Net income(1)	$1,546	$3,867	$6,801	$4,080
Net income per share:
Basic	$0.02	$0.06	$0.11	$0.07
Diluted	$0.02	$0.06	$0.11	$0.07

Weighted-average shares used in computing per share amounts:
Basic	66,175	63,525	62,322	62,338
Diluted	66,223	63,573	62,545	62,409

Cash dividends per common share	$0.035	$0.035	$0.035	$0.035

(in thousands, except per share amounts)	Three Months Ended 2008
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$66,052	$70,593	$67,549	$55,166
Gross profit	$37,182	$39,784	$37,355	$28,688
Net income (2)	$8,318	$7,388	$7,657	$4,894
Net income per share:
Basic	$0.12	$0.10	$0.11	$0.07
Diluted	$0.12	$0.10	$0.11	$0.07

Weighted-average shares used in computing per share amounts:
Basic	72,266	71,118	70,299	68,325
Diluted	72,310	71,413	70,427	68,374

Cash dividends per common share	$0.03	$0.035	$0.035	$0.035
__________
(1) During the fourth quarter of 2009, the Company recorded a $6.5 million charge for the impairment of certain excess semiconductor manufacturing equipment which was removed from service and was held for sale as of December 31, 2009. The $7.4 million net book value of the equipment held for sale was reduced to its estimated sales value of $910,000.

(2) During the first quarter of 2008, the Company became engaged in a proxy contest with a small activist hedge fund, Obrem Capital Management LLC (“OCM”).  This issue resulted in Micrel incurring incremental expenses on this matter of $331,000 during the first quarter of 2008, $2.4 million in the second quarter of 2008, $349,000 in the third quarter of 2008 and $1.1 million in the fourth quarter of 2008. During the fourth quarter of 2009, the Company negotiated a reduction in outside service fees related to the proxy contest and recorded a $550,000 credit.

 SCHEDULE II

MICREL, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008, and 2007
(In thousands)

Description	Balance at Beginning of Year	Allowance Additions or (Reductions)	Returns and Price Adjustments	Bad Debt Write-offs	Balance at End of Year

Year Ended December 31, 2009
Allowances for OEM and Stocking Representative returns and price adjustments	$1,284	$2,718	$(2,730)	$--	$1,272
Allowances for unclaimed distributor price adjustments(1)	1,498	52,282	(52,079)	-->	1,701
Allowances for doubtful accounts	155	(110)	--	--	45
Total allowances	$2,937	$54,890	$(54,809)	$--	$3,018

Year Ended December 31, 2008
Allowances for OEM and Stocking Representative returns and price adjustments	$1,589	$2,464	$(2,769)	$--	$1,284
Allowances for unclaimed distributor price adjustments(1)	2,468	50,564	(51,534)	-->	1,498
Allowances for doubtful accounts	155	--	--	--	155
Total allowances	$4,212	$53,028	$(54,303)	$--	$2,937

Year Ended December 31, 2007
Allowances for OEM and Stocking Representative returns and price adjustments	$2,490	$2,215	$(3,116)	$--	$1,589
Allowances for unclaimed distributor price adjustments(1)	1,950	40,609	(40,091)	-->	2,468
Allowances for doubtful accounts	156	(1)	--	--	155
Total allowances	$4,596	$42,823	$(43,207)	$--	$4,212

___________
(1) The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received from the distributor and recorded by the Company. This allowance typically represents approximately one to three weeks of unclaimed price adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 5th day of March, 2010.

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

Signature	Title	Date

/S/ Raymond D. Zinn Raymond D. Zinn	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2010
/S/ Clyde R. Wallin Clyde R. Wallin	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010
/S/ Daniel A. Artusi Daniel A. Artusi	Director	February 26, 2010
/S/ Michael J. Callahan Michael J. Callahan	Director	February 26, 2010
/S/ Daniel Heneghan Daniel Heneghan	Director	February 26, 2010
/S/ Neil J. Miotto Neil J. Miotto	Director	February 26, 2010
/S/ Frank W. Schneider Frank W. Schneider	Director	February 26, 2010

Micrel, Incorporated
Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
3.3	Amended and Restated Bylaws of the Registrant. (9)
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant. (7)
3.5
Certificate of Determination of Series A Participating Preferred Stock of Micrel, Incorporated, classifying and designating the Series A Participating Preferred Stock, as filed March 28, 2008 with the Secretary of State of the State of California. (13)

3.6	Certificate of Amendment to the Bylaws of the Company, dated April 22, 2008. (22)
3.7	Certificate of Amendment to the Bylaws of the Company, dated October 1, 2008.
4.1	Certificate for Shares of Registrant’s Common Stock. (3)
4.2
Rights Agreement, dated as of March 24, 2008, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent, which includes the form of Certificate of Determination of the Series A Participating Preferred Stock of Micrel, Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. (14)

4.3
First Amendment to Rights Agreement, dated as of March 23, 2009, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent, which includes the amended form of Right Certificate as Exhibit B (amending the Original Agreement, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008). (21)

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

10.17	Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (18)

10.18
Stock Purchase Agreement, dated as of May 7, 2009, by and among the sellers listed on Schedule I attached thereto, and Micrel, Incorporated and each of the purchasers listed on Schedule II attached thereto. (19)

10.19	Standstill Agreement, dated as of March 19, 2009, between Micrel, Incorporated, Obrem Capital Offshore Master, LP and Obrem Capital (QP), LP. (20)
14.1	Micrel, Incorporated Code of Ethics for Senior Officers. (12)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. (See Signature Page).
31	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or agreement.

(1)
Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (“Registration Statement”), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, in which this exhibit bears the number 10.14.

(6)	Incorporated by reference to exhibit 10.1 filed with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2000.

(7)	Incorporated by reference to exhibit 3.1 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2000.

(8)	Incorporated by reference to exhibit 1 filed with the Company’s Proxy Statement on Schedule 14A dated May 9, 2003.

(9)	Incorporated by reference to exhibit 3.3 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

(10)	Incorporated by reference to exhibit 10.17 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated April 24, 2007.

(12)	Incorporated by reference to exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by reference to exhibit 3.5 filed with the Company’s report on Form 8-K dated March 24, 2008.

(14)	Incorporated by reference to exhibit 4.2 filed with the Company’s report on Form 8-K dated March 24, 2008.

(15)	Incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 8-K dated April 22, 2008.

(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated December 18, 2008.

(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated February 11, 2009.
(18)	Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K dated May 7, 2009.

(19)	Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K dated May 7, 2009.

(20)	Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K dated March 24, 2009.

(21)	Incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K dated March 24, 2009.

(22)	Incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K dated April 7, 2008.