Form 10-Q
period 2010-03-31
MICREL INC
filed 2010-05-07
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

As of April 30, 2010 there were 62,470,480 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,582	$70,898
Short-term investments	2,001	--
Accounts receivable, less allowances: 2010, $3,830; 2009, $3,018	32,892	26,330
Inventories	33,853	34,191
Income taxes receivable	--	4,011
Prepaid expenses and other	1,689	1,449
Deferred income taxes	20,853	18,465
Total current assets	172,870	155,344

LONG-TERM INVESTMENTS	12,523	12,692
PROPERTY, PLANT AND EQUIPMENT, NET	65,524	67,644
DEFERRED INCOME TAXES	9,938	9,381
INTANGIBLE ASSETS, NET	445	509
OTHER ASSETS	402	388
TOTAL	$261,702	$245,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,622	$15,342
Income taxes payable	4,028	--
Deferred income on shipments to distributors	28,611	23,405
Current portion of long-term debt	8,571	8,571
Other current liabilities	7,469	5,760
Total current liabilities	62,301	53,078

LONG-TERM DEBT, NET	714	2,857
LONG-TERM INCOME TAXES PAYABLE	4,907	4,672
Total liabilities	67,922	60,607

COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2010 – 62,346,321 shares; 2009 – 62,348,268 shares	1,997	1,210
Accumulated other comprehensive loss	(1,688)	(1,759)
Retained earnings	193,471	185,900
Total shareholders’ equity	193,780	185,351
TOTAL	$261,702	$245,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

NET REVENUES	$67,192	$46,986
COST OF REVENUES (1)	29,973	23,369
GROSS PROFIT	37,219	23,617
OPERATING EXPENSES:
Research and development (1)	11,373	12,489
Selling, general and administrative (1)	10,898	8,858
Total operating expenses	22,271	21,347
INCOME FROM OPERATIONS	14,948	2,270
OTHER INCOME (EXPENSE):
Interest income	144	316
Interest expense	(78)	--
Other income, net	41	24
Total other income, net	107	340
INCOME BEFORE INCOME TAXES	15,055	2,610
PROVISION FOR INCOME TAXES	5,344	1,064
NET INCOME	$9,711	$1,546
NET INCOME PER SHARE:
Basic	$0.16	$0.02
Diluted	$0.16	$0.02

CASH DIVIDENDS DECLARED PER SHARE	$0.035	$0.035

WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	62,346	66,175
Diluted	62,548	66,223

(1) Share-based compensation expense included in:
Cost of revenues	$208	$144
Research and development	426	291
Selling, general and administrative	458	273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Three Months Ended
	March 31,
	2010	2009
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$9,711	$1,546
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	3,278	4,389
Share-based compensation expense	1,092	708
Tax benefit on the exercise of employee stock options	20	12
Gain on disposal of assets	--	1
Accrued rent	--	(19)
Deferred income taxes provision	(3,116)	593
Changes in operating assets and liabilities:
Accounts receivable	(6,562)	(847)
Inventories	309	1,498
Income taxes receivable	4,011	334
Prepaid expenses and other assets	(254)	143
Accounts payable	(1,720)	(1,698)
Income taxes payable	4,263	177
Other current liabilities	1,693	(4,455)
Deferred income on shipments to distributors	5,206	(2,459)
Net cash provided (used) by operating activities	17,931	(77)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(1,094)	(1,223)
Purchases of investments	(2,001)	(9,131)
Proceeds from the sale of investments	300	9,000
Net cash used in investing activities	(2,795)	(1,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,143)	--
Proceeds from the issuance of common stock	798	83
Repurchases of common stock	(967)	(12,448)
Payment of cash dividends	(2,140)	(2,346)
Net cash used in financing activities	(4,452)	(14,711)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,684	(16,142)
CASH AND CASH EQUIVALENTS - Beginning of period	70,898	48,343
CASH AND CASH EQUIVALENTS - End of period	$81,582	$32,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2009, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements should also be read in conjunction with the Company's critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and those included in this Form 10-Q below.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted average common shares outstanding	62,346	66,175
Dilutive effect of stock options outstanding using the treasury stock method	202	48
Shares used in computing diluted net income per share	62,548	66,223

For the three months ended March 31, 2010 and 2009, 3.8 million and 8.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The Company adopted updated guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance had no impact on the Company’ consolidated results of operations or financial condition.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	SHARE-BASED COMPENSATION

Share-based compensation is measured at the grant date, based on the fair value of the award and is recognized over the employee's requisite service period. For further details regarding the Company's share-based compensation arrangements, refer to Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations:

	Three Months Ended
	March 31,
	2010	2009
Cost of revenues	$208	$144
Research and development	426	291
Selling, general and administrative	458	273
Pre-tax share-based compensation expense	1,092	708
Less income tax effect	(372)	(211)
Net share-based compensation expense	$720	$497

During the three months ended March 31, 2010 and 2009, the Company granted 712,727 and 274,000 stock options, respectively, at weighted average fair values of $3.73 and $2.87 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected term (years)	6.6	6.9
Stock volatility	39.8%	49.7%
Risk free interest rates	3.1%	2.3%
Dividends during expected terms	1.3%	2.0%

As of March 31, 2010, there was $13.2 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.8 years. Total share-based compensation capitalized as part of inventory as of March 31, 2010 and December 31, 2009 was $117,000 and $145,000, respectively.

4.	INVESTMENTS

Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of March 31, 2010 consist of certificates of deposit and are classified as available-for-sale securities. Long-term investments as of March 31, 2010 consist of auction rate notes secured by student loans and are classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    There were no short-term investments at December 31, 2009. A summary of the Company’s short-term investments at March 31, 2010 is as follows (in thousands):
	As of March 31, 2010
		Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value

Certificates of deposit	$2,001	$—	$—	$2,001

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 were as follows (in thousands):

	Fair Value Measurements as of March 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$71,626	$4,472	$	−	$76,098
Certificates of deposit	2,001	−		−	2,001
Auction rate notes	−	−		12,523	12,523
Total	$73,627	$4,472		$12,523	$90,622

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

As of March 31, 2010, the Company had approximately $12.5 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008 and continuing through the first quarter of 2010, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the student loan-backed notes held by the Company failed as of March 31, 2010. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 23 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of March 31, 2010 and December 31, 2009. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of March 31, 2010, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of March 31, 2010 and December 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes. Based on this assessment of fair value as of March 31, 2010, the Company determined there was a cumulative decline in the fair value of its auction rate notes of approximately $2.7 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss). As of March 31, 2010, the fair value of the Company’s auction rate notes have been in an unrealized loss position for greater than 12 months. The Company has deemed the unrealized loss to be temporary as the Company believes it will recover its cost basis in these investments.

For the three months ended March 31, 2010, the changes in the Company’s Level 3 securities (consisting of auction rate notes) are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2009	$12,692
Transfers in and/or out of Level 3	--
Total gains, before tax	131
Settlements	(300)
Ending balance, March 31, 2010	$12,523

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2010	2009
Finished goods	$10,144	$11,139
Work in process	22,423	21,467
Raw materials	1,286	1,585
	$33,853	$34,191

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):
	March 31,	December 31,
	2010	2009
Manufacturing equipment	$170,403	$169,392
Land	8,137	8,137
Buildings and improvements	53,334	53,193
Office furniture and research equipment	13,554	13,612
Assets held for sale	910	910
	246,338	245,244
Accumulated depreciation	(180,814)	(177,600)
	$65,524	$67,644

Depreciation expense for the three months ended March 31, 2010 was $3.2 million.

7.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):
	As of March 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$--	$8,718	$8,718	$--
Patents and trade name	10,318	9,873	445	10,318	9,809	509
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,491	$20,046	$445	$20,491	$19,982	$509

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three month period ended March 31, 2010 was $64,000.

The estimated future amortization expense of intangible assets as of March 31, 2010 was as follows (in thousands):

Year Ending December 31,
2010 (nine months)	$190
2011	255
Thereafter	--
$445

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):
	March 31,	December 31,
	2010	2009
Accrued workers compensation and health insurance	$442	$517
Accrued compensation	4,499	2,819
Accrued commissions	1,871	1,657
All other current accrued liabilities	657	767
Total other current liabilities	$7,469	$5,760

9.	BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5 million line of credit available for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility. As of March 31, 2010, the Company had no borrowings under the line of credit. Interest under the line of credit facility will accrue based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.00%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.25% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.25%.

The agreement includes certain restrictive covenants and, as of March 31, 2010, the Company was in compliance with such covenants.

The credit facility also includes a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. In May 2009, the Company borrowed $15 million under the term loan. Interest under the term loan facility is payable at a rate equal to floating one-month LIBOR plus 2.25%. Borrowings are payable over 21 equal monthly installments, which commenced on August 31, 2009. The following table summarizes the Company’s long-term debt (in thousands):
	March 31,	December 31,
	2010	2009
Notes payable bearing variable interest at 1 month LIBOR plus 2.25%	$9,285	$11,428
Current portion	(8,571)	(8,571)
Long-term debt	$714	$2,857

As of March 31, 2010 and December 31, 2009, the estimated fair value of the Company’s notes payable was not materially different than its respective carrying value.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2009, the Company entered into an interest rate swap contract (the “Swap”), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company has economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $4.6 million of the Company’s notes payable as of March 31, 2010 (see Note 9). The Company will experience variability in future interest payments for the remaining $4.6 million unhedged portion of the Company’s notes payable. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap is considered a cash flow hedge.

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

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of March 31, 2010, the notional amount of the outstanding interest rate swap contract was $4.6 million. The effect of derivative instruments on the Statement of Operations for the three months ended March 31, 2010 was not material. The fair values of the Company’s derivative assets and liabilities as of March 31, 2010 and December 31, 2009, were not material. The Company will continue to revaluate the fair value of the derivative instrument at each period end and record corresponding impact on the balance sheet and Statement of Operations.

11.	SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2010, two customers accounted for more than 10% of net revenues. Two worldwide distributors accounted for $14.2 million (21%) and $12.8 million (19%) of net revenues, respectively. During the three months ended March 31, 2009, three customers accounted for more than 10% of net revenues. An original equipment manufacturer accounted for $5.7 million (12%) and two worldwide distributors accounted for $8.0 million (17%) and $6.7 million (14%) of net revenues, respectively.

As of March 31, 2010, two worldwide distributors accounted for 26% and 18%, respectively, of total accounts receivable. At December 31, 2009, three world-wide distributors and an original equipment manufacturer accounted for 19%, 18%, 10% and 11%, respectively, of total accounts receivable.

12.	COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net Income	$9,711	$1,546
Unrealized gains (losses) on investments, net of tax	71	(466)
Comprehensive income	$9,782	$1,080

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	SEGMENT REPORTING

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

Net Revenues by Segment	Three Months Ended
(dollars in thousands)	March 31,
	2010	2009
Net Revenues:
Standard Products	$65,083	$45,561
Other Products	2,109	1,425
Total net revenues	$67,192	$46,986
As a Percentage of Total Net Revenues:
Standard Products	97%	97%
Other Products	3%	3%
Total net revenues	100%	100%

14.	LITIGATION AND OTHER CONTINGENCIES

From time to time, claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

As of March 31, 2010, the Company believes it is not reasonably likely that an unrecorded material loss has been incurred. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

15.	SHARE REPURCHASE PROGRAM

On February 5, 2010, the Company's Board of Directors approved a $15 million share repurchase program for calendar year 2010. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company's stock option plans and employee stock purchase plan. During the three months ended March 31, 2010, the Company repurchased 115,017 shares of its common stock for an aggregate price of $967,000.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	INCOME TAXES

The income tax provision for the three months ended March 31, 2010, as a percentage of income before taxes, was 35.5%. The tax provision for this period excludes approximately 1.5% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009. The tax provision for the three months ended March 31, 2009, as a percentage of income before taxes, was 40.8%. The tax provision for this period included an additional $240,000 to reduce the amount of non-current deferred tax assets that were determined to be unrealizable due to California tax law changes in that period.

As of March 31, 2010, the gross liability for uncertain tax positions was $9.7 million and the net liability, reduced for the federal effects of potential state tax exposures, was $6.9 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $6.9 million would favorably affect the Company’s tax provision in such future periods. Included in the $6.9 million is $2.0 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. The remaining $4.9 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of March 31, 2010 and December 31, 2009, the Company had $541,000 and $478,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $20.9 million and net long-term deferred tax assets of $9.9 million as of March 31, 2010. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

17.	DIVIDENDS

On January 28, 2010, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.1 million was made on February 24, 2010 to shareholders of record as of February 10, 2010.

18.	SUBSEQUENT EVENT

On April 22, 2010, the Company's Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on May 26, 2010 to shareholders of record at the close of business on May 12, 2010. This dividend will be recorded in the second quarter of 2010 and is expected to be approximately $2.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements, including those risks discussed under “Risks Factors” and elsewhere in this document. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company's Form 10-K for the year ended December 31, 2009.

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal and digital ICs. The Company currently ships over 3,000 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

Micrel’s high performance power management analog products are characterized by high power density and small form factor. The demand for high performance power management circuits has been fueled by the growth of portable communications and computing devices (e.g., cellular handsets, portable media players and notebook computers). The Company also has an extensive power management offering for the networking and communications infrastructure markets including cloud, single-board and enterprise servers, network switches and routers, storage area networks and wireless base stations. Recently, the Company entered the solid state lighting market, and is seeing strength in the emergence of solid state drives and analog switches including USB switches.

The Company's high bandwidth communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. With form factor, size reductions, and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the quarterly periods from January 1, 2009 through March 31, 2010 has been provided.

The worldwide macroeconomic recession continued to impact demand in the first quarter of 2009 and the Company’s customers continued to maintain lean inventory levels. Despite the difficult environment, first quarter of 2009 bookings increased over fourth quarter levels and resulted in a book to bill ratio above one for both the OEM and distribution sales channels. The Company’s first quarter of 2009 revenues were $47.0 million, compared to $55.2 million in the fourth quarter of 2008. First quarter 2009 gross margin was 50.3%, compared to 52% in the prior quarter. The decrease in gross margin was primarily the result of factory capacity under-utilization as Micrel continued to control its inventory levels. First quarter 2009 net income was $1.5 million, or $0.02 per diluted share, as compared to fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share. The Company maintained its quarterly three and one-half cent per share dividend and repurchased 1.9 million shares under its stock repurchase plan.

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

During the fourth quarter of 2009, ordering strength from the industrial and communications end markets resulted in a book-to-bill ratio significantly above one. Revenues in the fourth quarter of 2009 increased 4% to $61.2 million, compared to $58.9 million in the third quarter of 2009. The sequential growth was driven by increasing demand across most major markets for the Company’s products. Fourth quarter 2009 gross margin was 53.3%, up from 52.5% in the third quarter of 2009. The improvement in gross margin was due to better capacity utilization as a result of increased revenue levels to cover fixed manufacturing costs. During the quarter, total operating expenses included a $6.5 million non-cash, pre-tax charge related to the impairment of certain semiconductor manufacturing equipment located at the Company’s San Jose fabrication facility. Fourth quarter 2009 operating income was $5.5 million, or 8.9% of sales. This compares to operating income of $10.0 million, or 17.0% of sales in the third quarter 2009. Fourth quarter 2009 net income was $4.1 million, or $0.07 per basic and diluted share, which included a $0.06 per diluted share reduction due to the equipment impairment. This compares with third quarter 2009 net income of $6.8 million, or $0.11 per basic and diluted share. In addition, the Company continued to maintain its quarterly three and one-half cent per share dividend.

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

During the first quarter of 2010, demand from customers serving the industrial and communications end markets resulted in strong bookings and solid revenue growth as the Company continued to participate in the recovery of the semiconductor industry. During the first quarter of 2010, the Company’s book-to-bill ratio was significantly above one. Revenues increased to $67.2 million, representing a 9.7% increase above the $61.2 million reported for the fourth quarter of 2009. Compared to the same period last year, revenues were higher by $20.2 million, or 43.0%, due to higher overall demand from customers in all geographies and end markets. This marked the fourth consecutive quarter of revenue growth. First quarter 2010 gross margin was 55.4%, which also marks the fourth quarter in a row of sequential gross margin improvement for the Company. The Company’s operating margin of 22.2% in the first quarter of 2010 increased significantly from recent prior periods. First quarter 2010 net income of $9.7 million, or $0.16 per diluted share, increased from fourth quarter 2009 net income of $4.1 million, or $0.07 per diluted share. Fourth quarter 2009 earnings per share included $0.06 per diluted share of equipment impairment expense. During the first quarter of 2010, the Company generated $17.9 million in cash flow from operations. The Company also maintained its quarterly three and one-half cent per share dividend.

The Company derives a substantial portion of its net revenues from standard products. For the three months ended March 31, 2010 and 2009, the Company's standard products sales accounted for 97% of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part II Item 1A. As a result of the foregoing or other factors, including the global economic crisis, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Estimates

The financial statements included in this Quarterly Report on Form 10-Q and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition and Receivables. Micrel generates revenue by selling products to OEMs, distributors and stocking representatives. Stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer. The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of March 31, 2010, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:
	Three Months Ended
	March 31,
	2010	2009
Net revenues	100.0%	100.0%
Cost of revenues	44.6	49.7
Gross profit	55.4	50.3
Operating expenses:
Research and development	16.9	26.6
Selling, general and administrative	16.2	18.8
Total operating expenses	33.1	45.4
Income from operations	22.3	4.9
Other income (expense):
Interest income	0.2	0.7
Interest expense	(0.1)	--
Other income, net	--	--
Total other income, net	0.1	0.7
Income before income taxes	22.4	5.6
Provision for income taxes	7.9	2.3
Net income	14.5%	3.3%

Net Revenues. For the three months ended March 31, 2010, net revenues increased 43% to $67.2 million from $47.0 million for the same period in the prior year. This increase was the result of increased unit shipments across all product lines and geographies as the semiconductor industry began to recover from the worldwide macroeconomic recession. Standard products revenues for the three months ended March 31, 2010 increased 43% to $65.1 million from $45.6 million for the same period in the prior year. For the three months ended March 31, 2010, other products, which consist primarily of custom and foundry products revenues, increased 48% to $2.1 million compared to $1.4 million for the same period in the prior year.

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

As noted in Part II Item 1A “Risk Factors” and above in the overview section of this “Management's Discussion and Analysis of Financial Condition and Results of Operations,” a trend has developed over the last several years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales to customers in Asia represented 57% and 59%, respectively, of net revenues for the three months ended March 31, 2010 and 2009, respectively. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for Micrel and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin increased to 55.4% for the three months ended March 31, 2010 from 50.3% for the comparable period in 2009. This increase in gross margin resulted primarily from increased manufacturing capacity utilization as compared to the same period in 2009.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 16.9% for the three months ended March 31, 2010 and 26.6% for the three months ended March 31, 2009. On a dollar basis, research and development expenses decreased $1.1 million or 9% to $11.4 million for the three months ended March 31, 2010 from $12.5 million for the comparable period in 2009. This decrease was primarily due to decreased prototype fabrication costs and decreased staffing costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 16.2% for the three months ended March 31, 2010 and 18.8% for the three months ended March 31, 2009. On a dollar basis, selling, general and administrative expenses increased $2.0 million, or 23%, to $10.9 million for the three months ended March 31, 2010 from $8.9 million for the comparable period in 2009. This increase was primarily due to increased commissions and increased profit sharing accruals.

Share-Based Compensation. The Company's results of operations for the three month periods ended March 31, 2010 and 2009 included $1.1 million and $708,000, respectively, of non-cash expense related to the fair value of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expense and selling, general and administrative expense (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

Provision for Income Taxes. The income tax provision for the three months ended March 31, 2010, as a percentage of income before taxes, was 35.5%. The tax provision for this period excludes approximately 1.5% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009. The tax provision for the three months ended March 31, 2009, as a percentage of income before taxes, was 40.8%. The tax provision for this period included an additional $240,000 to reduce the amount of non-current deferred tax assets that were determined to be unrealizable due to California tax law changes in that period. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2010 consisted of cash and cash equivalents of $81.6 million and a $5 million revolving line of credit from a commercial bank.

The Company generated $17.9 million in cash from operating activities for the three months ended March 31, 2010. Significant cash flows included cash provided by net income of $9.7 million plus additions for non-cash activities of $1.3 million (consisting primarily of $3.3 million in depreciation and amortization and $1.1 million in share-based compensation expense partially offset by a $3.1 million increase in deferred income taxes) combined with a $4.0 million decrease in income taxes receivable, a $5.2 million increase in deferred income, a $4.3 million increase in income taxes payable and a $1.7 million increase in accrued compensation, which were offset in part by a $6.6 million increase in accounts receivable combined with a $1.7 million decrease in accounts payable.

For the three months ended March 31, 2009, the Company used $77,000 of cash in operating activities. Significant cash flows included cash provided by net income of $1.5 million plus additions for non-cash activities of $5.7 million (consisting primarily of $4.4 million in depreciation and amortization, $708,000 in share-based compensation expense and a $593,000 decrease in deferred tax provisions) combined with a $1.5 million decrease in inventories, which were offset by a $4.5 million decrease in other current liabilities, a $2.5 million decrease in deferred income on shipments to distributors and a $1.7 million decrease in accounts payable.

The Company used $2.8 million of cash in investing activities during the three months ended March 31, 2010, comprised primarily of $1.7 million in net purchases of investments and $1.1 million of purchases of property, plant and equipment.

For the three months ended March 31, 2009, the Company used $1.4 million of cash in investing activities, comprised of $1.2 million in purchases of property, plant and equipment and $131,000 in net purchases of investments.

The Company used $4.5 million of cash in financing activities during the three months ended March 31, 2010 primarily for the $2.1 million for the payment of cash dividends, $2.1 million in repayments of long-term debt and the repurchase of $967,000 of the Company's common stock, which was partially offset by $798,000 in proceeds from employee stock transactions.

For the three months ended March 31, 2009, the Company used $14.7 million of cash in financing activities primarily for the repurchase of $12.4 million of the Company's common stock and $2.3 million for the payment of cash dividends.

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On April 22, 2010, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable May 26, 2010 to shareholders of record on May 12, 2010. The cash dividend payout by the Company on May 12, 2010 is expected to be approximately $2.2 million.

The Company is currently authorized by its Board of Directors to repurchase an additional $14.0 million of its common stock through December 31, 2010.

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

Contractual Obligations and Commitments

As of March 31, 2010, the Company had the following contractual obligations and commitments:

(in thousands)	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (see Note 9 of Notes to Condensed Consolidated Financial Statements)	$9,285	$8,571	$714	$--	$--
Operating leases	1,871	879	759	233	--
Open purchase orders	17,428	17,428	--	--	--
Total	$28,584	$26,878	$1,473	$233	$--

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5 million line of credit available for general working capital needs, a $5 million letter of credit sub-facility and a $2 million foreign exchange sub-facility. As of March 31, 2010, the Company had no borrowings under the line of credit. The credit facility also includes a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. As of March 31, 2010, the Company had borrowed $15 million under the term loan facility, of which $5.7 million has been repaid.

As of March 31, 2010, the Company had $6.9 million of non-current unrecognized tax benefits. Included in the $6.9 million is $2.0 million that has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. The remaining $4.9 million liability is included in long-term income taxes payable. The Company is not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Off-Balance Sheet Arrangements

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2010, the Company held $15.2 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of March 31, 2010. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result the Company’s ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist. As of March 31, 2010, the Company has recorded a $2.7 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At March 31, 2010, the Company had no fixed-rate long-term debt subject to interest rate risk.

At March 31, 2010, the Company held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The notional amount of the outstanding interest rate swap contract at March 31, 2010 was $4.6 million. The Company currently intends to hold the interest rate swap contract to maturity. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2010, the fair value of the interest rate swap would decline by an immaterial amount.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

Weak global economic conditions could have a material adverse effect on the Company’s business, results of operations, and financial condition. While the current global economic downturn may be improving and the Company has recently seen improvement in the business climate for semiconductors, there is no guarantee that these conditions will continue to improve or that these conditions will not further decline again in the future. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. The Company cannot accurately predict the timing, severity or duration of such downturns. A continuation of the global recession and credit crisis in the financial markets may result in a decrease in orders for the Company’s products, which may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during economic downturns because the Company may not be able to reduce costs at the same rate as its sales decline.

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

Market conditions may lead the Company to initiate cost reduction plans, which may negatively affect near term operating results. Weaker customer demand, competitive pricing pressures, excess capacity, weak economic conditions or other factors, may cause the Company to initiate actions to reduce the Company’s cost structure and improve the Company’s future operating results. The cost reduction actions may require incremental costs to implement, which could negatively affect the Company’s operating results in periods when the incremental costs or liabilities are incurred.

Tightening of the credit markets may adversely affect the Company’s business in a number of ways. The unprecedented contraction and extreme disruption of the credit and financial markets in the United States, Europe, and Asia led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. These economic developments adversely affected the Company’s business in a number of ways. A similar tightening of credit in financial markets may limit the ability of the Company’s customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for the Company’s products or reduced ability to finance operations to supply products to the Company. The Company cannot predict the likely duration and severity of disruptions in financial markets and adverse economic conditions in the U.S. and other countries. Further, fluctuations in worldwide economic conditions make it is extremely difficult for the Company to forecast future sales levels based on historical information and trends. Visibility into customer demand continues to be limited due to short order lead times. Portions of the Company’s expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent the Company does not achieve its anticipated levels of sales, its gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

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

Many semiconductor companies, including the Company, face risks associated with a dependence upon third parties that manufacture, assemble or package certain of its products. These risks include reduced control over delivery schedules and quality; inadequate manufacturing yields and excessive costs; the potential lack of adequate capacity during periods of excess demand; difficulties selecting and integrating new subcontractors; potential increases in prices; disruption in supply due to civil unrest, terrorism, natural disasters or other events which may occur in the countries in which the subcontractors operate; and potential misappropriation of the Company's intellectual property. The occurrence of any of these events may lead to increased costs or delay delivery of the Company's products, which would harm its profitability and customer relationships. The Company does not have long-term supply contracts with any of its third-party vendors. Therefore, the vendors are not obligated to perform services or supply products to the Company for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order or guarantee. Additionally, the Company's wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors. As a result, Micrel is subject to the risk that a third-party supplier will provide delivery or capacity priority to other larger customers at the expense of Micrel, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply.

The Company outsources some of its wafer fabrication, most of its test and all of its assembly requirements to third-party vendors. With recent improving demand for semiconductors, availability of these outsourced services is getting tight, resulting in longer than normal lead times and delinquent shipments to customers. The degree to which Micrel may have difficulty obtaining these services could have a negative impact on the Company’s revenues, bookings and backlog. The Company is seeing these lead times move from the traditional four to six week range to the five to seven week range. If these lead times extend beyond eight weeks, the resulting loss of near-term visibility for our customers could result in their placing higher order levels than their actual requirements which may result in higher levels of order cancellations in the future. There can be no assurance that the Company will be able to accurately forecast demand and moderate its build schedules to accommodate the possibility of an increase in order cancellations. Accordingly, the Company faces the risk of overbuilding inventory which is a typical consequence of sharp demand increases such as those we are currently experiencing.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At March 31, 2010, the Company held $15.2 million in principal of auction rate notes secured by student loans. As of March 31, 2010, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $2.7 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company's investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

The Company faces various risks associated with the trend toward increased shareholder activism. In 2008, the Company became engaged in a proxy contest with a large shareholder. This dispute led to a significant increase in operating expenses which appreciably reduced the Company’s operating profit and net income. The Company prevailed in the contest and has subsequently repurchased 4,675,000 shares of the Company’s Common Stock from the activist shareholder and entered into a standstill agreement with the shareholder restricting their actions as a shareholder of the Company. While this dispute has been resolved, the Company could become engaged in another proxy contest in the future. Another proxy contest would require significant additional management time and increased operating expenses, which could adversely affect the Company’s profitability and cash flows.

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

If the Company is unable to convert a significant portion of its design wins into revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted. The Company has secured a significant number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of the Company’s design wins may never generate revenues if end-customer projects are unsuccessful in the marketplace or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically from six months to greater than eighteen months. If the Company fails to convert a significant portion of its design wins into substantial revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On February 5, 2010, the Company's Board of Directors approved a $15 million share repurchase program for calendar year 2010. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company's common stock during the first three months of 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs ($000)
January 2010	--	--	--	$15,000
February 2010	88,472	$8.03	88,472	$14,290
March 2010	26,545	9.67	26,545	$14,033
Total Q1 2010	115,017	$8.41	115,017

ITEM 6.  EXHIBITS

Exhibit No.	Description
4.1
Second Amendment to Rights Agreement, dated as of March 23, 2010, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent, which includes the amended form of Right Certificate as Exhibit B (amending the Original Agreement, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008, and the First Amendment, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2009) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 25, 2010).

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

MICREL, INCORPORATED
(Registrant)

Date: May 7, 2010	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)