Form 10-Q
period 2010-06-30
MICREL INC
filed 2010-08-06
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

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

Registrant’s telephone number, including area code: (408) 944-0800

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

As of July 30, 2010 there were 62,333,714 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,215	$70,898
Short-term investments	2,004	--
Accounts receivable, less allowances: 2010, $1,911; 2009, $3,018	43,802	26,330
Inventories	33,611	34,191
Income taxes receivable	--	4,011
Prepaid expenses and other	1,451	1,449
Deferred income taxes	23,321	18,465
Total current assets	206,404	155,344

LONG-TERM INVESTMENTS	12,095	12,692
PROPERTY, PLANT AND EQUIPMENT, NET	65,302	67,644
DEFERRED INCOME TAXES	10,271	9,381
INTANGIBLE ASSETS, NET	382	509
OTHER ASSETS	417	388
TOTAL	$294,871	$245,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,302	$15,342
Income taxes payable	11,209	--
Deferred income on shipments to distributors	37,051	23,405
Current portion of long-term debt	7,143	8,571
Other current liabilities	11,227	5,760
Total current liabilities	83,932	53,078

LONG-TERM DEBT, NET	--	2,857
LONG-TERM INCOME TAXES PAYABLE	5,039	4,672
Total liabilities	88,971	60,607

COMMITMENTS AND CONTINGENCIES (Notes 9 and 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2010 – 62,464,504 shares; 2009 – 62,348,268 shares	3,863	1,210
Accumulated other comprehensive loss	(1,603)	(1,759)
Retained earnings	203,640	185,900
Total shareholders’ equity	205,900	185,351
TOTAL	$294,871	$245,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET REVENUES	$73,911	$51,798	$141,103	$98,784
COST OF REVENUES (1)	31,222	25,232	61,195	48,601
GROSS PROFIT	42,689	26,566	79,908	50,183
OPERATING EXPENSES:
Research and development (1)	11,540	11,484	22,913	23,973
Selling, general and administrative (1)	12,070	8,913	22,968	17,771
Total operating expenses	23,610	20,397	45,881	41,744
INCOME FROM OPERATIONS	19,079	6,169	34,027	8,439
OTHER INCOME (EXPENSE):
Interest income	126	197	270	513
Interest expense	(64)	(60)	(142)	(60)
Other income, net	34	56	75	80
Total other income, net	96	193	203	533
INCOME BEFORE INCOME TAXES	19,175	6,362	34,230	8,972
PROVISION FOR INCOME TAXES	6,819	2,495	12,163	3,559
NET INCOME	$12,356	$3,867	$22,067	$5,413
NET INCOME PER SHARE:
Basic	$0.20	$0.06	$0.35	$0.08
Diluted	$0.20	$0.06	$0.35	$0.08

CASH DIVIDENDS PER COMMON SHARE	$0.035	$0.035	$0.07	$0.07

WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	62,430	63,525	62,388	64,840
Diluted	63,191	63,573	62,840	64,897

(1) Share-based compensation expense included in:
Cost of revenues	$184	$142	$392	$286
Research and development	430	417	856	708
Selling, general and administrative	531	416	989	689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Six Months Ended
	June 30,
	2010	2009
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$22,067	$5,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,539	8,455
Share-based compensation expense	2,237	1,683
Tax benefit on the exercise of employee stock options	121	12
(Gain) or loss on disposal of assets	1	(104)
Accrued rent	--	(43)
Deferred income taxes	(6,042)	342
Changes in operating assets and liabilities:
Accounts receivable	(17,472)	(5,522)
Inventories	559	2,035
Income taxes receivable	4,011	2,644
Prepaid expenses and other assets	(31)	(39)
Accounts payable	1,960	(2,001)
Income taxes payable	11,628	413
Other current liabilities	5,466	(2,858)
Deferred income on shipments to distributors	13,646	124
Net cash provided by operating activities	44,690	10,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(4,071)	(3,259)
Purchases of investments	(2,001)	(29,167)
Proceeds from the sale of investments	850	29,248
Net cash used in investing activities	(5,222)	(3,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	--	15,000
Repayments of long-term debt	(4,285)	--
Proceeds from the issuance of common stock	2,700	176
Repurchases of common stock	(2,239)	(32,448)
Payment of cash dividends	(4,327)	(4,527)
Net cash used in financing activities	(8,151)	(21,799)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,317	(14,423)
CASH AND CASH EQUIVALENTS - Beginning of period	70,898	48,343
CASH AND CASH EQUIVALENTS - End of period	$102,215	$33,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (“Micrel” or the “Company”) as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2009, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and those included in this Form 10-Q below.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	62,430	63,525	62,388	64,840
Dilutive effect of stock options outstanding using the treasury stock method	761	48	452	57
Shares used in computing diluted net income per share	63,191	63,573	62,840	64,897

For the three and six months ended June 30, 2010, 1.5 million stock options and 2.9 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2009, 7.8 million stock options and 8.0 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The Company adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance had no impact on the Company’ consolidated results of operations or financial condition.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	SHARE-BASED COMPENSATION

Share-based compensation is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. For further details regarding the Company’s share-based compensation arrangements, refer to Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenues	$184	$142	$392	$286
Research and development	430	417	856	708
Selling, general and administrative	531	416	989	689
Pre-tax share-based compensation expense	1,145	975	2,237	1,683
Less income tax effect	(355)	(240)	(727)	(451)
Net share-based compensation expense	$790	$735	$1,510	$1,232

During the three months ended June 30, 2010 and 2009, the Company granted 365,424 and 841,781 stock options, respectively, at weighted average fair values of $4.26 and $2.99 per share, respectively. For the six months ended June 30, 2010 and 2009, the Company granted 1,085,651 and 1,116,781 stock options, respectively, at weighted average fair values of $3.85 and $2.96 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected term (years)	5.9	6.8	6.3	6.8
Stock volatility	41.3%	45.0%	40.5%	47.3%
Risk free interest rates	2.1%	3.1%	2.6%	2.7%
Dividends during expected terms	1.4%	1.9%	1.3%	2.0%

As of June 30, 2010, there was $13.1 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.4 years. Total share-based compensation capitalized as part of inventory as of June 30, 2010 and December 31, 2009 was $125,000 and $145,000, respectively.

4.	INVESTMENTS

Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Certificates of deposit that are not debt securities and have original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company’s intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of June 30, 2010 consist of certificates of deposit and are classified as short-term investments – other. Long-term investments as of June 30, 2010 consist of auction rate notes secured by student loans and are classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

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

Financial assets measured at fair value on a recurring basis as of June 30, 2010 were as follows (in thousands):

	Fair Value Measurements as of June 30, 2010
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$71,804	$4,983	$	−	$76,787
Certificates of deposit	2,004	−		−	2,004
Auction rate notes	−	−		12,095	12,095
Total	$73,808	$4,983		$12,095	$90,886

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows (in thousands):

	Fair Value Measurements as of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$63,706	$4,471	$	−	$68,177
Auction rate notes	−	−		12,692	12,692
Total	$63,706	$4,471		$12,692	$80,869

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2010, the Company had approximately $12.1 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. During the first quarter of 2008 and continuing through the second quarter of 2010, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders. Auctions for the student loan-backed notes held by the Company failed as of June 30, 2010. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 23 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of June 30, 2010 and December 31, 2009. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of June 30, 2010, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of June 30, 2010 and December 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes. Based on this assessment of fair value as of June 30, 2010, the Company determined there was a cumulative decline in the fair value of its auction rate notes of approximately $2.6 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss). As of June 30, 2010, the fair value of the Company’s auction rate notes have been in an unrealized loss position for greater than 12 months. The Company has deemed the unrealized loss to be temporary as the Company believes it will recover its cost basis in these investments.

For the six months ended June 30, 2010, the changes in the Company’s Level 3 securities (consisting of auction rate notes) are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2009	$12,692
Transfers in and/or out of Level 3	--
Total gains, before tax	253
Settlements	(850)
Ending balance, June 30, 2010	$12,095

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	INVENTORIES

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2010	2009
Finished goods	$8,328	$11,139
Work in process	24,112	21,467
Raw materials	1,171	1,585
	$33,611	$34,191

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Manufacturing equipment	$172,313	$169,392
Land	8,137	8,137
Buildings and improvements	53,482	53,193
Office furniture and research equipment	14,169	13,612
Assets held for sale	910	910
	249,011	245,244
Accumulated depreciation	(183,709)	(177,600)
	$65,302	$67,644

Depreciation expense for the three and six months ended June 30, 2010 was $3.2 million and $6.4 million, respectively.

7.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of June 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$--	$8,718	$8,718	$--
Patents and trade name	10,318	9,936	382	10,318	9,809	509
Customer relationships	1,455	1,455	--	1,455	1,455	--
	$20,491	$20,109	$382	$20,491	$19,982	$509

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and six months ended June 30, 2010 was $63,000 and $127,000, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2010 was as follows (in thousands):

Year Ending December 31,
2010 (six months)	$127
2011	255
Thereafter	--
$382

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):
	June 30,	December 31,
	2010	2009
Accrued compensation	$7,639	$2,819
Accrued commissions	2,585	1,657
Accrued workers compensation and health insurance	377	517
All other current accrued liabilities	626	767
Total other current liabilities	$11,227	$5,760

9.	BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5 million line of credit available for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility. As of June 30, 2010, the Company had no borrowings under the line of credit. Interest under the line of credit facility will accrue based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.00%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.25% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.25%.

The agreement includes certain restrictive covenants and, as of June 30, 2010, the Company was in compliance with such covenants.

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
	June 30,	December 31,
	2010	2009
Notes payable bearing variable interest at 1 month LIBOR plus 2.25%	$7,143	$11,428
Current portion	(7,143)	(8,571)
Long-term debt	$--	$2,857

As of June 30, 2010 and December 31, 2009, the estimated fair value of the Company’s notes payable was not materially different than its respective carrying value.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2009, the Company entered into an interest rate swap contract (the “Swap”), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company has economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $3.6 million of the Company’s notes payable as of June 30, 2010 (see Note 9). The Company will experience variability in future interest payments for the remaining $3.6 million unhedged portion of the Company’s notes payable. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap is considered a cash flow hedge.

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

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of June 30, 2010, the notional amount of the outstanding interest rate swap contract was $3.6 million. The effect of derivative instruments on the Statement of Operations for the three months ended June 30, 2010 was not material. The fair values of the Company’s derivative assets and liabilities as of June 30, 2010 and December 31, 2009, were not material. The Company will continue to revaluate the fair value of the derivative instrument at each period end and record corresponding impact on the balance sheet and Statement of Operations.

11.	SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2010, two customers accounted for more than 10% of net revenues. Two worldwide distributors accounted for $28.8 million (20%) and $28.4 million (20%) of net revenues, respectively. During the six months ended June 30, 2009, three customers accounted for more than 10% of net revenues. An original equipment manufacturer accounted for $12.1 million (12%) and two worldwide distributors accounted for $19.4 million (20%) and $13.0 million (13%) of net revenues, respectively.

As of June 30, 2010, two worldwide distributors accounted for 22% and 21%, respectively, of total accounts receivable. At December 31, 2009, three world-wide distributors and an original equipment manufacturer accounted for 19%, 18%, 10% and 11%, respectively, of total accounts receivable.

12.	COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income	$12,356	$3,867	$22,067	$5,413
Unrealized gains (losses) on investments, net of tax	85	188	156	(278)
Comprehensive income	$12,441	$4,055	$22,223	$5,135

13.	SEGMENT REPORTING

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Revenues by Segment	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Net Revenues:
Standard Products	$71,717	$50,158	$136,800	$95,719
Other Products	2,194	1,640	4,303	3,065
Total net revenues	$73,911	$51,798	$141,103	$98,784
As a Percentage of Total Net Revenues:
Standard Products	97%	97%	97%	97%
Other Products	3%	3%	3%	3%
Total net revenues	100%	100%	100%	100%

14.	LITIGATION AND OTHER CONTINGENCIES

From time to time, claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of June 30, 2010, the Company believes it is not reasonably likely that an unrecorded material loss has been incurred. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

15.	SHARE REPURCHASE PROGRAM

On February 5, 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock option plans and employee stock purchase plan. During the six months ended June 30, 2010, the Company repurchased 231,017 shares of its common stock for an aggregate price of $2.2 million.

16.	INCOME TAXES

The income tax provision for the three and six months ended June 30, 2010, as a percentage of income before taxes, was 35.6% and 35.5%, respectively. The tax provision for this period excludes approximately 1.3% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009. The income tax provision for the three and six months ended June 30, 2009, as a percentage of income before taxes, was 39.2% and 39.7%, respectively. The tax provision for the three and six months ended June 30, 2009, included an additional $285,000 and $525,000, respectively, to reduce the amount of non-current deferred tax assets that were determined to be unrealizable.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2010, the gross liability for uncertain tax positions was $10.0 million and the net liability, reduced for the federal effects of potential state tax exposures, was $7.1 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $7.1 million would favorably affect the Company’s tax provision in such future periods. Included in the $7.1 million is $2.1 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. The remaining $5.0 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the net liability for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of June 30, 2010 and December 31, 2009, the Company had $595,000 and $478,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $23.3 million and net long-term deferred tax assets of $10.3 million as of June 30, 2010. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

17.	DIVIDENDS

On April 22, 2010, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.2 million was made on May 26, 2010 to shareholders of record as of May 12, 2010.

18.	SUBSEQUENT EVENT

On July 22, 2010, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on August 25, 2010 to shareholders of record at the close of business on August 11, 2010. This dividend will be recorded in the third quarter of 2010 and is expected to be approximately $2.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short-term and long-term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share-based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe,” "estimate,” "may,” "can,” "will,” "could,” "would,” "intend,” "objective,” "plan,” "expect,” "likely,” "potential,” "possible” or "anticipate” or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties, including those risks discussed under “Risks Factors” and elsewhere in this document, which could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Form 10-K for the year ended December 31, 2009.

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits (“ICs”), mixed-signal and digital ICs. The Company currently ships over 3,000 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

The Company’s high performance power management analog products are characterized by high power density and small form factor. The demand for high performance power management circuits has been fueled by the growth of portable communications and computing devices (e.g., cellular handsets, portable media players and notebook computers). The Company also has an extensive power management offering for the networking and communications infrastructure markets including cloud, single-board and enterprise servers, network switches and routers, storage area networks and wireless base stations. Recently, the Company entered the solid state lighting market, and is seeing strength in the emergence of solid state drives and analog switches including USB switches.

The Company’s high bandwidth communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. With form factor, size reductions, and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges.

The Company’s family of Ethernet products targets the digital home and industrial/embedded networking markets. This product portfolio consists of physical layer transceivers (“PHY”), Media Access Controllers (“MAC”), switches, and System-On-Chip (“SoC”) devices that support various Ethernet protocols supporting communication transmission speeds from 10 Megabits per second to a Gigabit per second.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In addition to standard analog and mixed signal products, the Company offers customers various combinations of design, process and foundry services.

The following table presents the Company’s revenues by product line as a percentage of total net revenues.

Net Revenues by Product Line	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
As a Percentage of Total Net Revenues
Standard Products
Analog	60%	69%	62%	68%
High bandwidth	18%	14%	17%	15%
Ethernet	19%	14%	18%	14%
Total standard products	97%	97%	97%	97%
Foundry, custom and other	3%	3%	3%	3%
Total net revenues	100%	100%	100%	100%

The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
As a Percentage of Total Net Revenues
Industrial	37%	35%	39%	36%
High-speed communications	32	28	31	29
Computer	16	16	15	14
Wireless handsets	11	17	12	17
Automotive, military and other	4	4	3	4
Total net revenues	100%	100%	100%	100%

To enhance the readers’ understanding of the Company’s performance, the following chronological overview of the Company’s results for the quarterly periods from January 1, 2009 through June 30, 2010 has been provided.

The worldwide macroeconomic recession continued to impact demand in the first quarter of 2009 and the Company’s customers continued to maintain lean inventory levels. Despite the difficult environment, first quarter of 2009 bookings increased over fourth quarter levels and resulted in a book to bill ratio greater than one for both the original equipment manufacturer (“OEM”) and distribution sales channels. The Company’s first quarter of 2009 revenues were $47.0 million, compared to $55.2 million in the fourth quarter of 2008. Gross margin in the first quarter of 2009 was 50.3%, compared to 52% in the prior quarter. The decrease in gross margin was primarily due to factory capacity under-utilization as the Company continued to control its inventory levels. Net income in the first quarter of 2009 was $1.5 million, or $0.02 per diluted share, as compared to fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share. The Company maintained its quarterly three and one-half cent per share dividend and repurchased 1.9 million shares under its stock repurchase plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s revenues and net income increased in the second quarter of 2009. The Company’s book-to-bill ratio was greater than one. Second quarter revenues grew on a sequential quarter basis for the first time in four quarters. The Company experienced revenue growth in all major segments of its business with primary growth coming from markets in China. In particular, the build out of China’s 3G infrastructure was an important driver for the Company’s revenue growth in the second quarter of 2009. Revenues increased to $51.8 million in the second quarter of 2009, compared to $47.0 million in the first quarter of 2009. Second quarter 2009 operating expenses were down by 4% sequentially. Second quarter 2009 net income of $3.9 million was more than double the net income of $1.5 million reported for the first quarter of 2009. The Company also continued its stock buy-back program. Average shares outstanding in the second quarter of 2009 decreased by 4% compared to the first quarter of 2009. In addition, the Company also maintained its quarterly three and one-half cent per share dividend payment.

Revenues for the third quarter of 2009 totaled $58.9 million, as compared to $51.8 million in the second quarter of 2009 and $67.6 million in the third quarter of 2008. Sequential revenue growth was driven by increasing demand across most major markets served by the Company, especially from the industrial, wireless handset and automotive markets. Bookings for the third quarter of 2009 resulted in a book-to-bill ratio that was greater than one for the third quarter in a row.  Gross margin in the third quarter of 2009 increased to 52.5%, as compared to 51.3% in the second quarter of 2009, in part due to increased revenue levels to cover fixed manufacturing costs.  Third quarter 2009 net income increased 76% to $6.8 million, or 11 cents per diluted share, as compared to $3.9 million, or $0.06 per diluted share, in the second quarter of 2009. As a result of the Company’s ongoing expense management and the Company’s stock repurchase program, third quarter 2009 earnings per diluted share  were equal to $0.11, which was equal to the third quarter 2008 earnings per diluted share, despite significantly lower revenues in the third quarter of 2009 as compared to the third quarter of 2008. The Company also maintained its quarterly three and one-half cent per share dividend.

During the fourth quarter of 2009, the book-to-bill ratio was significantly greater than one. Revenues in the fourth quarter of 2009 increased 4% to $61.2 million, as compared to $58.9 million in the third quarter of 2009. The sequential growth was driven by increasing demand across most major markets for the Company’s products. Fourth quarter 2009 gross margin was 53.3%, up from 52.5% in the third quarter of 2009. The improvement in gross margin was due to better capacity utilization as a result of increased revenue levels to cover fixed manufacturing costs.    During the quarter, total operating expenses included a $6.5 million non-cash, pre-tax charge related to the impairment of certain semiconductor manufacturing equipment located at the Company’s San Jose fabrication facility. Operating income in the fourth quarter of 2009 was $5.5 million, or 8.9% of sales, as compared to $10.0 million, or 17.0% of sales, in the third quarter 2009. Net income in the fourth quarter of 2009 was $4.1 million, or $0.07 per basic and diluted share, which included a $0.06 per diluted share reduction due to equipment impairment. In comparison, net income in the third quarter of 2009 was $6.8 million, or $0.11 per basic and diluted share. In addition, the Company continued to maintain its quarterly three and one-half cent per share dividend.

For the year ended December 31, 2009, revenue was $218.9 million, as compared to revenue of $259.4 million for the year ended December 31, 2008. Net income for 2009 was $16.3 million, or $0.26 per diluted share, as compared to net income of $28.3 million, or $0.40 per diluted share in 2008. During 2009, the Company generated $37.6 million in cash flow from operations, repurchased $32.5 million of its common stock, purchased its San Jose California corporate facility for approximately $6.0 million, paid $8.9 million of dividends to shareholders and made other capital investments of $6.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first quarter of 2010, demand from customers serving the industrial and communications end markets resulted in strong bookings and solid revenue growth. Revenues during the first quarter of 2010 increased to $67.2 million, representing a 9.7% increase from the $61.2 million reported for the fourth quarter of 2009. As compared to the first quarter of 2009, revenues were higher by $20.2 million, or 43.0% due to higher overall demand from customers in all geographies and end markets. First quarter 2010 gross margin was 55.4%, representing an increase from 53.3% in the fourth quarter of 2009. The Company’s operating margin in the first quarter of 2010 was 22.2%, as compared to 8.9% in the fourth quarter of 2009. Net income for the first quarter of 2010 was $9.7 million, or $0.16 per diluted share, reflecting an increase as compared the fourth quarter of 2009 net income of $4.1 million, or $0.07 per diluted share. Earnings per share for the fourth quarter of 2009 included $0.06 per diluted share of equipment impairment expense. During the first quarter of 2010, the Company generated $17.9 million in cash flow from operations. The Company also maintained its quarterly three and one-half cent per share dividend.

During the second quarter of 2010, revenues of $73.9 million increased by $6.7 million, or 10.0%, an increase from $67.2 million in the first quarter of 2010. This marked the fifth consecutive quarter of revenue growth. Compared to the same period last year, revenues increased by $22.1 million, or 42.7%, due to higher overall demand from customers in all geographies and end markets. This growth was attributable in part to global recovery from the worldwide economic downturn that had significantly impacted most consumer markets during the prior year. Demand from customers serving the communications and computer end markets increased, resulting in a book-to-bill ratio that was greater than one.  The gross margin in the second quarter of 2010 was 57.8%, as compared to 55.4% in the first quarter of 2010. This increase was primarily due to improved factory utilization and in part due to a reduced sales mix of lower margin products shipped to the wireless handset market.  This is the fifth consecutive quarter that gross margins have increased, which is in part attributable to improved factory utilization, reflecting the leverage in the Company’s business model. The Company’s operating margin for the second quarter of 2010 increased to 25.8% as compared to 22.2% in the first quarter of 2010. Net income for the second quarter of 2010 was $12.4 million, or $0.20 per basic and diluted share, as compared to net income equal to $9.7 million, or $0.16 per basic and diluted share for the first quarter of 2010, and net income equal to $3.9 million, or $0.06 per basic and diluted share, for the second quarter of 2009.   During the second quarter of 2010, cash flows from operations were equal to $26.8 million. Cash and short-term investments increased to $104.2 million at the close of the second quarter of 2010, as compared to $83.6 million at the close of the first quarter of 2010. The Company repurchased $1.3 million of its common stock during the second quarter of 2010 and also maintained its quarterly three and one-half cent per share dividend.

The Company derives a substantial portion of its net revenues from standard products. For the three and six months ended June 30, 2010 and 2009, the Company’s standard products sales accounted for 97% of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part II Item 1A of this Quarterly Report on Form 10-Q. As a result of the foregoing or other factors, including global economic conditions, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition and results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Estimates

The financial statements included in this Quarterly Report on Form 10-Q and discussed within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company’s significant accounting policies, see Note 1 to Condensed Consolidated Financial Statements in this document and Note 1 of Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition and Receivables. Micrel generates revenue by selling products to OEMs, distributors and stocking representatives. Stocking representative firms may buy and stock the Company’s products for resale or may act as the Company’s sales representative in arranging for direct sales from the Company to an OEM customer. The Company’s policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

The Company allows certain distributors located in North America and Europe, and in certain countries in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these distributors until they have resold the Company’s products to their customers. Although revenue and related cost of sales are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment. As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, where revenue is deferred upon shipment and recognized on a sell-through basis, the Company may offer price adjustments to its distributors to allow the distributor to price the Company’s products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received and recorded by the Company.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Inventory Valuation. Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company records adjustments to write down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for its products. If actual future demand for the Company’s products is less than currently forecasted, additional inventory adjustments may be required. Once an inventory write-down provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of June 30, 2010, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.2	48.7	43.4	49.2
Gross profit	57.8	51.3	56.6	50.8
Operating expenses:
Research and development	15.6	22.2	16.2	24.3
Selling, general and administrative	16.4	17.2	16.3	18.0
Total operating expenses	32.0	39.4	32.5	42.3
Income from operations	25.8	11.9	24.1	8.5
Other income (expense):
Interest income	0.2	0.4	0.2	0.5
Interest expense	(0.1)	(0.1)	(0.1)	--
Other income, net	--	0.1	--	0.1
Total other income, net	0.1	0.4	0.1	0.6
Income before income taxes	25.9	12.3	24.2	9.1
Provision for income taxes	9.2	4.8	8.6	3.6
Net income	16.7%	7.5%	15.6%	5.5%

Net Revenues. For the three months ended June 30, 2010, net revenues increased 43% to $73.9 million from $51.8 million for the same period in the prior year. For the six months ended June 30, 2010, net revenues also increased 43% to $141.1 million from $98.8 million for the same period in the prior year. These increases were primarily the result of increased unit shipments into the industrial, communications and computer markets as the semiconductor industry continued to recover from the worldwide macroeconomic recession.

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

As noted in Part II Item 1A “Risk Factors” and above in the overview section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” a trend has developed over the last several years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales to customers in Asia represented 60%, of net revenues for the three and six month periods ended June 30, 2010 as compared to 62% and 61%, respectively, of the Company’s net revenues for the three and six month periods ended June 30, 2009. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, manufacturing capacity utilization, product mix, average selling prices and product yields. The Company’s gross margin increased to 57.8% for the three months ended June 30, 2010 from 51.3% for the comparable period in 2009. For the six months ended June 30, 2010, the Company’s gross margin increased to 56.6% from 50.8% for the comparable period in 2009. These increases were primarily due to improved factory utilization and, to a lesser extent, a reduced sales mix of lower margin products shipped to the wireless handset market as compared to the same periods in 2009.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 15.6% for the three months ended June 30, 2010 and 22.2% for the three months ended June 30, 2009.  On a dollar basis, research and development expenses remained flat at $11.5 million for the three month periods ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, research and development expenses as a percentage of net revenues represented 16.2% and 24.3%, respectively. On a dollar basis, research and development expenses decreased $1.1 million, or 4%, to $22.9 million for the six months ended June 30, 2010 from $24.0 million for the comparable period in 2009. This decrease was primarily due to decreased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 16.3% for the three months ended June 30, 2010 and 17.2% for the three months ended June 30, 2009.  On a dollar basis, selling, general and administrative expenses increased $3.2 million, or 35%, to $12.1 million for the three months ended June 30, 2010 from $8.9 million for the comparable period in 2009. For the six months ended June 30, 2010 and 2009, selling, general and administrative expenses as a percentage of net revenues represented 16.3% and 18.0%, respectively.  On a dollar basis, selling, general and administrative expenses increased $5.2 million, or 29%, to $23.0 million for the six months ended June 30, 2010 from $17.8 million for the comparable period in 2009. This increase was primarily due to increased sales headcount, increased sales commissions and increased profit sharing accruals.

Share-Based Compensation. The Company’s results of operations for the three month periods ended June 30, 2010 and 2009 included $1.1 million and $975,000, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the six month periods ended June 30, 2010 and 2009, the Company’s results of operations included $2.2 million and $1.7 million, respectively, of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expense and selling, general and administrative expense (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Provision for Income Taxes. The income tax provision for the three and six months ended June 30, 2010, as a percentage of income before taxes, was 35.6% and 35.5%, respectively. The tax provision for this period excludes approximately 1.3% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009. The income tax provision for the three and six months ended June 30, 2009, as a percentage of income before taxes, was 39.2% and 39.7%, respectively. The tax provision for the three and six months ended June 30, 2009, included an additional $285,000 and $525,000, respectively, to reduce the amount of non-current deferred tax assets that were determined to be unrealizable. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2010 consisted of cash and cash equivalents of $104.2 million and a $5.0 million revolving line of credit from a commercial bank.

The Company generated $44.7 million in cash from operating activities for the six months ended June 30, 2010. Significant cash flows included cash provided by net income of $22.1 million plus additions for non-cash activities of $2.9 million (consisting primarily of $6.5 million in depreciation and amortization and $2.2 million in share-based compensation expense partially offset by a $6.0 million increase in deferred income taxes) combined with a $13.6 million increase in deferred income, a $11.6 million increase in income taxes payable and a $5.5 million increase in other current liabilities combined with a $4.0 million decrease in income taxes receivable, which were offset in part by a $17.5 million increase in accounts receivable resulting from increased product shipments.

For the six months ended June 30, 2009, the Company generated $10.6 million in cash from operating activities. Significant cash flows included cash provided by net income of $5.4 million plus additions for non-cash activities of $10.3 million (consisting primarily of $8.5 million in depreciation and amortization and $1.7 million in share-based compensation expense) combined with a $2.6 million decrease in income taxes receivable and a $2.0 million decrease in inventories, which were offset in part by a $5.5 million increase in accounts receivable combined with a $2.9 million decrease in other current liabilities and a $2.0 million decrease in accounts payable.

The Company used $5.2 million of cash in investing activities during the six months ended June 30, 2010, comprised primarily of $4.1 million of purchases of property, plant and equipment and $1.1 million in net purchases of investments.

For the six months ended June 30, 2009, the Company used $3.2 million of cash from investing activities comprised primarily of purchases of property, plant and equipment.

The Company used $8.2 million of cash in financing activities during the six months ended June 30, 2010 primarily for the $4.3 million for the payment of cash dividends, $4.3 million in repayments of long-term debt and the repurchase of $2.2 million of the Company’s common stock, which was partially offset by $2.7 million in proceeds from employee stock transactions.

For the six months ended June 30, 2009, the Company used $21.8 million of cash in financing activities primarily for the repurchase of $32.5 million of the Company’s common stock and $4.5 million for the payment of cash dividends, which was partially offset by $15.0 million in proceeds of long-term debt borrowing.

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 22, 2010, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on August 25, 2010 to shareholders of record at the close of business on August 11, 2010. This dividend will be recorded in the third quarter of 2010 and is expected to be approximately $2.2 million.

The Company is currently authorized by its Board of Directors to repurchase an additional $12.8 million of its common stock through December 31, 2010.

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

Contractual Obligations and Commitments

As of June 30, 2010, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (see Note 9 of Notes to Condensed Consolidated Financial Statements)	$7,143	$7,143	$--	$--	$--
Operating leases	1,652	826	643	183	--
Open purchase orders	16,062	16,062	--	--	--
Total	$24,857	$24,031	$643	$183	$--

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. As of June 30, 2010, the Company had no borrowings under the line of credit. The credit facility also includes a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. As of June 30, 2010, the Company had borrowed $15 million under the term loan facility, of which $7.9 million has been repaid.

As of June 30, 2010, the Company had $7.1 million of non-current unrecognized tax benefits. Included in the $7.1 million is $2.1 million that has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. The remaining $5.0 million liability is included in long-term income taxes payable. The Company is not able to provide a reasonably reliable estimate of the timing of future payments relating to these obligations.

Off-Balance Sheet Arrangements

The Company has no other off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2010, the Company held $14.7 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of June 30, 2010. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near. As of June 30, 2010, the Company has recorded a $2.6 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At June 30, 2010, the Company had no fixed-rate long-term debt subject to interest rate risk.

At June 30, 2010, the Company held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The notional amount of the outstanding interest rate swap contract at June 30, 2010 was $3.6 million. The Company currently intends to hold the interest rate swap contract to maturity. If market interest rates were to increase immediately and uniformly by 10 percent from levels at June 30, 2010, the fair value of the interest rate swap would decline by an immaterial amount.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 14 of Notes to Condensed Consolidated Financial Statements under the caption “Litigation and Other Contingencies” in Item 1 of Part I is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Factors That May Affect Operating Results

If a company’s operating results are below the expectations of public market analysts or investors, then the market price of its Common Stock could decline. Many factors that can affect a company’s quarterly and annual results are difficult to control or predict. Some of the factors which can affect a multinational semiconductor business such as the Company are described below.

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

Weak global economic conditions could have a material adverse effect on the Company’s business, results of operations, and financial condition. While the current global economic downturn may be improving and the Company has recently seen improvement in the business climate for semiconductors, there is no guarantee that these conditions will continue to improve or that these conditions will not further decline again in the future. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. The Company cannot accurately predict the timing, severity or duration of such downturns. A continuation of the global recession may result in a decrease in orders for the Company’s products, which may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during economic downturns because the Company may not be able to reduce costs at the same rate as its sales decline.

Demand for semiconductor components is increasingly dependent upon the rate of growth of the global economy. Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: continued volatility in global credit markets, price inflation or deflation for goods, services or materials, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions. For example, recent forecasts indicate a slowing in the rate of U.S. economic growth in early 2011, which may impact the growth rate of the semiconductor industry including Micrel.

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

The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation or deflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company’s products in the local currencies of the foreign markets it serves. This would result in making the Company’s products relatively more expensive than its competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company’s future revenues, financial condition, results of operations or cash flows.

Semiconductor Industry Specific Risks

The volatility of customer demand in the semiconductor industry limits a company’s ability to predict future levels of sales and profitability. Semiconductor suppliers can rapidly increase production output, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to true demand rates. A rapid and sudden decline in customer demand for products can result in excess quantities of certain products relative to demand. Should this occur the Company’s operating results may be adversely affected as a result of charges to reduce the carrying value of the Company’s inventory to the estimated demand level or market price. The Company’s quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The short-term and volatile nature of customer demand makes it extremely difficult to accurately predict near term revenues and profits.

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

The short lead time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, stocking representatives and distributors to carry inventory to meet short-term requirements and minimize their investment in on-hand inventory. Over the past several years, customers have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand. As a consequence of the short lead time environment and corresponding unpredictability of customer demand, the Company has increased its inventories over the past five to six years to maintain reliable service levels. If actual customer demand for the Company’s products is different from the Company’s estimated demand, delivery schedules may be impacted, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company’s business, financial condition, results of operations, or cash flows. In addition, the Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demand of the end customer. Should the relationship with a distributor or stocking representative be terminated, the future level of product returns could be higher than the returns allowance established, which could negatively affect the Company’s revenues and results of operations.

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

Many semiconductor companies, including the Company, face risks associated with a dependence upon third parties that manufacture, assemble or package certain of its products. These risks include reduced control over delivery schedules and quality; inadequate manufacturing yields and excessive costs; the potential lack of adequate capacity during periods of excess demand; difficulties selecting and integrating new subcontractors; potential increases in prices; disruption in supply due to civil unrest, terrorism, natural disasters or other events which may occur in the countries in which the subcontractors operate; and potential misappropriation of the Company’s intellectual property. The occurrence of any of these events may lead to increased costs or delay delivery of the Company’s products, which would harm its profitability and customer relationships. The Company does not have long-term supply contracts with any of its third-party vendors. Therefore, the vendors are not obligated to perform services or supply products to the Company for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order or guarantee. Additionally, the Company’s wafer and product requirements typically represent a relatively small portion of the total production of the third-party foundries and outside assembly, testing and packaging contractors. As a result, the Company is subject to the risk that a third-party supplier will provide delivery or capacity priority to other larger customers at the expense of the Company, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply.

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

The markets that the Company serves frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company’s products are unable to support the new features or performance levels required by OEMs in these markets, it would likely lose business from existing or potential customers and would not have the opportunity to compete for new design wins until the next product transition. If the Company fails to develop products with required features or performance standards or experiences even a short delay in bringing a new product to market, or if its customers fail to achieve market acceptance of their products, its revenues could be significantly reduced for a substantial period of time.

Because the standard products market for ICs is diverse and highly fragmented, the Company encounters different competitors in various market areas. Many of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company may not be able to compete successfully in either the standard products or custom and foundry products business in the future and competitive pressures may adversely affect the Company’s financial condition, results of operations, or cash flows.

The success of companies in the semiconductor industry depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technology innovation. The success of companies like Micrel may depend on their ability to obtain necessary intellectual property rights and protect such rights. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, others may develop technologies that are similar or superior to the Company’s technology, duplicate technology or design around the patents owned by the Company. Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Claims alleging infringement of intellectual property rights have been asserted against the Company in the past and could be asserted against the Company in the future. These claims could result in the Company having to discontinue the use of certain processes or designs; cease the manufacture, use and sale of infringing products; incur significant litigation costs and damages; attempt to obtain a license to the relevant intellectual property and develop non-infringing technology. The Company may not be able to obtain or renew such licenses on acceptable terms or to develop non-infringing technology. Existing claims or other assertions or claims for indemnity resulting from infringement claims could adversely affect the Company’s business, financial condition, results of operations, or cash flows. In addition, the Company relies on third parties for certain technology that is integrated into some of its products. If the Company is unable to continue to use or license third-party technologies in its products on acceptable terms, or the technology fails to operate, the Company may not be able to secure alternative technologies in a timely manner and its business would be harmed.

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

Companies in the semiconductor industry are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production, alteration of manufacturing processes or a cessation of operations. In addition, these regulations could restrict the Company’s ability to expand its facilities at their present locations or construct or operate a new wafer fabrication facility or could require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. The Company’s failure to appropriately control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities and could have a material adverse effect on its business.

Company-Specific Risks

In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

An important part of the Company’s strategy is to continue to focus on the market for high-speed communications ICs. Should demand from the Company’s customers in this end market decrease, or if lower customer demand for the Company’s high bandwidth products materializes, the Company’s future revenue growth and profitability could be adversely affected.

The wireless handset (cellular telephone) market comprises a significant portion of the Company’s standard product revenues. The Company derives a significant portion of its net revenues from customers serving the wireless handset market. Due to the highly competitive and fast changing environment in which the Company’s wireless handset customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company’s wireless handset customers acceptance of Micrel’s products decreases, or if these customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company’s products could decline sharply which could adversely affect the Company’s revenues and results of operations.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At June 30, 2010, the Company held $14.7 million in principal of auction rate notes secured by student loans. As of June 30, 2010, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $2.6 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. To the extent that the Company becomes involved in such intellectual property litigation, it could result in substantial costs and diversion of resources to the Company and could have a material adverse effect on the Company’s financial condition, results of operation or cash flows.

In the event of an adverse ruling in any intellectual property litigation that might arise in the future, the Company might be required to discontinue the use of certain processes or designs, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against the Company and the Company’s failure to develop or license substitute technology on commercially reasonable terms, the Company’s financial condition, results of operations, or cash flows could be adversely affected. The Company does not believe that any material and specific risk currently exists related to the loss of use of patents, products or processes.

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

If the Company’s distributors or sales representatives stop selling or fail to successfully promote its products, the Company’s business, financial condition and results of operations could be adversely impacted. Micrel sells many of its products through sales representatives and distributors. The Company’s non-exclusive distributors and sales representatives may carry its competitors’ products, which could adversely impact or limit sales of the Company’s products. Additionally, they could reduce or discontinue sales of the Company’s products or may not devote the resources necessary to adequately sell the Company’s products. The Company’s agreements with distributors contain limited provisions for return of products, including stock rotations whereby distributors may return a percentage of their purchases based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some portion of their prior purchases. The loss of business from any of the Company’s significant distributors or the delay of significant orders from any of them could materially and adversely harm the Company’s business, financial conditions and results of operations.

In addition, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. If some or all of the Company’s distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell the Company’s products, or deliver the Company’s products in a timely manner, its business, financial condition and results of operations could be adversely impacted.

The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. The Company’s existing wafer fabrication facility, located in Northern California, may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on the Company’s business, financial condition and operating results. Furthermore, manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, the Company’s ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of ICs is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, and wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company maintains approximately two to three months of inventory that has completed the wafer fabrication manufacturing process. This inventory is generally located offshore at third party subcontractors and can, but may not be sufficient to, act to buffer some of the adverse impact from a disruption to the Company’s San Jose wafer fabrication activity arising from a natural disaster such as an earthquake.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 5, 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during the first six months of 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs ($000)
January 2010	--	--	--	$15,000
February 2010	88,472	$8.03	88,472	$14,290
March 2010	26,545	9.67	26,545	$14,033
Total Q1 2010	115,017	$8.41	115,017
April 2010	--	--	--	$14,033
May 2010	71,300	$11.12	71,300	$13,240
June 2010	44,700	10.72	44,700	$12,761
Total Q2 2010	116,000	$10.96	116,000
Total 2010	231,017	$9.69	231,017

ITEM 6.  EXHIBITS

Exhibit No.	Description
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: August 6, 2010	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)