Form 10-Q
period 2010-09-30
MICREL INC
filed 2010-11-08
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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

As of October 29, 2010 there were 61,340,449 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,276	$70,898
Short-term investments	2,007	--
Accounts receivable, less allowances: 2010, $2,621; 2009, $3,018	43,269	26,330
Inventories	34,216	34,191
Income taxes receivable	--	4,011
Prepaid expenses and other	1,682	1,449
Deferred income taxes	26,578	18,465
Total current assets	207,028	155,344

LONG-TERM INVESTMENTS	12,520	12,692
PROPERTY, PLANT AND EQUIPMENT, NET	64,390	67,644
DEFERRED INCOME TAXES	9,953	9,381
INTANGIBLE ASSETS, NET	319	509
OTHER ASSETS	1,431	388
TOTAL	$295,641	$245,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,305	$15,342
Income taxes payable	2,064	--
Deferred income on shipments to distributors	43,028	23,405
Current portion of long-term debt	5,000	8,571
Other current liabilities	12,421	5,760
Total current liabilities	80,818	53,078

LONG-TERM DEBT, NET	--	2,857
LONG-TERM INCOME TAXES PAYABLE	5,196	4,672
Total liabilities	86,014	60,607

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	--	--
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2010 – 61,399,866 shares; 2009 – 62,348,268 shares	--	1,210
Accumulated other comprehensive loss	(1,242)	(1,759)
Retained earnings	210,869	185,900
Total shareholders’ equity	209,627	185,351
TOTAL	$295,641	$245,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET REVENUES	$80,626	$58,872	$221,729	$157,656
COST OF REVENUES (1)	33,937	27,936	95,132	76,537
GROSS PROFIT	46,689	30,936	126,597	81,119
OPERATING EXPENSES:
Research and development (1)	11,681	11,405	34,594	35,378
Selling, general and administrative (1)	12,770	9,507	35,738	27,278
Total operating expenses	24,451	20,912	70,332	62,656
INCOME FROM OPERATIONS	22,238	10,024	56,265	18,463
OTHER INCOME (EXPENSE):
Interest income	146	164	416	677
Interest expense	(49)	(116)	(191)	(176)
Other income, net	40	5	115	85
Total other income, net	137	53	340	586
INCOME BEFORE INCOME TAXES	22,375	10,077	56,605	19,049
PROVISION FOR INCOME TAXES	7,455	3,276	19,618	6,835
NET INCOME	$14,920	$6,801	$36,987	$12,214
NET INCOME PER SHARE:
Basic	$0.24	$0.11	$0.59	$0.19
Diluted	$0.24	$0.11	$0.59	$0.19

CASH DIVIDENDS PER COMMON SHARE	$0.035	$0.035	$0.105	$0.105

WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	61,936	62,322	62,236	63,993
Diluted	62,311	62,545	62,633	64,063

(1) Share-based compensation expense included in:
Cost of revenues	$197	$184	$589	$470
Research and development	453	425	1,309	1,133
Selling, general and administrative	550	427	1,539	1,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Nine Months Ended
	September 30,
	2010	2009
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$36,987	$12,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,833	12,102
Share-based compensation expense	3,437	2,719
Tax benefit on the exercise of employee stock options	122	16
(Gain) or loss on disposal of assets	1	(101)
Accrued rent	--	(69)
Deferred income taxes	(9,335)	(2,257)
Changes in operating assets and liabilities:
Accounts receivable	(16,939)	(9,186)
Inventories	(39)	2,837
Income taxes receivable	4,011	6,214
Prepaid expenses and other assets	(1,276)	292
Accounts payable	2,963	(1,892)
Income taxes payable	2,767	475
Other current liabilities	6,658	(4,163)
Deferred income on shipments to distributors	19,623	1,753
Net cash provided by operating activities	58,813	20,954
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(6,390)	(4,550)
Purchases of investments	(2,001)	(29,210)
Proceeds from the sale of investments	1,000	46,472
Net cash provided by (used in) investing activities	(7,391)	12,712
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	--	15,000
Repayments of long-term debt	(6,428)	(1,429)
Proceeds from the issuance of common stock	3,019	313
Repurchases of common stock	(13,127)	(32,448)
Payment of cash dividends	(6,508)	(6,708)
Net cash used in financing activities	(23,044)	(25,272)
NET INCREASE IN CASH AND CASH EQUIVALENTS	28,378	8,394
CASH AND CASH EQUIVALENTS - Beginning of period	70,898	48,343
CASH AND CASH EQUIVALENTS - End of period	$99,276	$56,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2009, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and those included in this Form 10-Q below.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	61,936	62,322	62,236	63,993
Dilutive effect of stock options outstanding using the treasury stock method	375	223	397	70
Shares used in computing diluted net income per share	62,311	62,545	62,633	64,063

For each of the three and nine months ended September 30, 2010, 4.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months ended September 30, 2009, 7.2 million stock options and 7.5 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The Company adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance had no impact on the Company’s consolidated results of operations or financial condition.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	SHARE-BASED COMPENSATION

Share-based compensation is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. For further details regarding the Company’s share-based compensation arrangements, refer to Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$197	$184	$589	$470
Research and development	453	425	1,309	1,133
Selling, general and administrative	550	427	1,539	1,116
Pre-tax share-based compensation expense	1,200	1,036	3,437	2,719
Less income tax effect	(381)	(272)	(1,109)	(723)
Net share-based compensation expense	$819	$764	$2,328	$1,996

During the three months ended September 30, 2010 and 2009, the Company granted 154,599 and 314,586 stock options, respectively, at weighted average fair values of $4.01 and $3.01 per share, respectively. For the nine months ended September 30, 2010 and 2009, the Company granted 1,240,250 and 1,431,367 stock options, respectively, at weighted average fair values of $3.87 and $2.97 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected term (years)	5.7	6.6	6.1	6.7
Stock volatility	41.2%	38.6%	40.8%	44.4%
Risk free interest rates	1.5%	2.8%	2.2%	2.7%
Dividends during expected terms	1.4%	1.7%	1.4%	1.9%

As of September 30, 2010, there was $12.3 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.6 years. Total share-based compensation capitalized as part of inventory as of September 30, 2010 and December 31, 2009 was $133,000 and $145,000, respectively.

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	INVESTMENTS

Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Certificates of deposit that are not debt securities and have original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company’s intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of September 30, 2010 consist of certificates of deposit and are classified as short-term investments. Long-term investments as of September 30, 2010 consist of auction rate notes secured by student loans and are classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

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

 Financial assets measured at fair value on a recurring basis as of September 30, 2010 were as follows (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$72,099	$4,984	$	−−	$77,083
Certificates of deposit	2,007	−−		−−	2,007
Auction rate notes	−−	−−		12,520	12,520
Total	$74,106	$4,984		$12,520	$91,610

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3		Total
Money market funds	$63,706	$4,471	$	−−	$68,177
Auction rate notes	−−	−−		12,692	12,692
Total	$63,706	$4,471		$12,692	$80,869

As of September 30, 2010, the Company had approximately $12.5 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceed buy orders, auctions for the student loan-backed notes held by the Company have failed as of September 30, 2010. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 23 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of September 30, 2010 and December 31, 2009. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of September 30, 2010, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ AAA rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of September 30, 2010 and December 31, 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes. Based on this assessment of fair value as of September 30, 2010, the Company determined there was a cumulative decline in the fair value of its auction rate notes of approximately $2.0 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss). As of September 30, 2010, the fair value of the Company’s auction rate notes have been in an unrealized loss position for greater than 12 months. The Company has deemed the unrealized loss to be temporary as the Company believes it will recover its cost basis in these investments.

For the nine months ended September 30, 2010, the changes in the Company’s Level 3 securities (consisting of auction rate notes) are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2009	$12,692
Transfers in and/or out of Level 3	--
Total gains, before tax	828
Settlements	(1,000)
Ending balance, September 30, 2010	$12,520

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	December 31,
	2010	2009
Finished goods	$9,533	$11,139
Work in process	23,492	21,467
Raw materials	1,191	1,585
Total inventories	$34,216	$34,191

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):
	September 30,	December 31,
	2010	2009
Manufacturing equipment	$174,167	$169,392
Land	8,137	8,137
Buildings and improvements	53,610	53,193
Office furniture and research equipment	14,450	13,612
Assets held for sale	910	910
	251,274	245,244
Accumulated depreciation	(186,884)	(177,600)
Total property, plant and equipment, net	$64,390	$67,644

Depreciation expense for the three and nine months ended September 30, 2010 was $3.2 million and $9.6 million, respectively.

7.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of September 30, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$--	$8,718	$8,718	$--
Patents and trade name	10,318	9,999	319	10,318	9,809	509
Customer relationships	1,455	1,455	--	1,455	1,455	--
Total intangible assets	$20,491	$20,172	$319	$20,491	$19,982	$509

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and nine months ended September 30, 2010 was $64,000 and $190,000, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2010 was as follows (in thousands):

Year Ending December 31,
2010 (three months)	$64
2011	255
Thereafter	--
$319

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):
	September 30,	December 31,
	2010	2009
Accrued compensation	$8,451	$2,819
Accrued commissions	2,242	1,657
Accrued workers compensation and health insurance	743	517
All other current accrued liabilities	985	767
Total other current liabilities	$12,421	$5,760

9.	BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5 million line of credit available for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility. As of September 30, 2010, the Company had no borrowings under the line of credit. Interest under the line of credit facility will accrue based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.00%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.25% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.25%.

The agreement includes certain restrictive covenants and, as of September 30, 2010, the Company was in compliance with such covenants.

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

	September 30,	December 31,
	2010	2009
Notes payable bearing variable interest at 1 month LIBOR plus 2.25%	$5,000	$11,428
Current portion	(5,000)	(8,571)
Long-term debt	$--	$2,857

As of September 30, 2010 and December 31, 2009, the estimated fair value of the Company’s notes payable was not materially different than its respective carrying value.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2009, the Company entered into an interest rate swap contract (the “Swap”), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company has economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $2.5 million of the Company’s notes payable as of September 30, 2010 (see Note 9). The Company will experience variability in future interest payments for the remaining $2.5 million unhedged portion of the Company’s notes payable. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap is considered a cash flow hedge.

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

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of September 30, 2010, the notional amount of the outstanding interest rate swap contract was $2.5 million. The effect of derivative instruments on the Statement of Operations for the three and nine months ended September 30, 2010 was not material. The fair values of the Company’s derivative assets and liabilities as of September 30, 2010 and December 31, 2009, were not material. The Company will continue to revaluate the fair value of the derivative instrument at each period end and record corresponding impact on the balance sheet and Statement of Operations.

11.	SIGNIFICANT CUSTOMERS

During the nine months ended September 30, 2010, two customers accounted for more than 10% of net revenues. Two worldwide distributors accounted for $44.8 million (20%) and $44.3 million (20%) of net revenues, respectively. During the nine months ended September 30, 2009, three customers accounted for more than 10% of net revenues. An original equipment manufacturer accounted for $20.1 million (13%) and two worldwide distributors accounted for $29.9 million (19%) and $21.7 million (14%) of net revenues, respectively.

As of September 30, 2010, two worldwide distributors and an Asian-based stocking representative accounted for 26%, 16% and 11%, respectively, of total accounts receivable. At December 31, 2009, three world-wide distributors and an original equipment manufacturer accounted for 19%, 18%, 10% and 11%, respectively, of total accounts receivable.

12.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income	$14,920	$6,801	$36,987	$12,214
Unrealized gains (losses) on investments, net of tax	361	489	517	211
Comprehensive income	$15,281	$7,290	$37,504	$12,425

13.	SEGMENT REPORTING

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Revenues by Segment	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Net Revenues:
Standard Products	$78,793	$57,249	$215,594	$152,968
Other Products	1,833	1,623	6,135	4,688
Total net revenues	$80,626	$58,872	$221,729	$157,656
As a Percentage of Total Net Revenues:
Standard Products	98%	97%	97%	97%
Other Products	2%	3%	3%	3%
Total net revenues	100%	100%	100%	100%

14.	LITIGATION AND OTHER CONTINGENCIES

From time to time, claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of September 30, 2010, the Company believes it is not reasonably likely that an unrecorded material loss has been incurred. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

15.	SHARE REPURCHASE PROGRAM

On February 5, 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. On September 13, 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock option plans and employee stock purchase plan. During the nine months ended September 30, 2010, the Company repurchased 1,334,191 shares of its common stock for an aggregate price of $13.1 million.

16.	INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2010, as a percentage of income before taxes, was 33.3% and 34.7%, respectively. The tax provision for these periods included $358,000 in prior year benefits recognized in the third quarter of 2010. In addition, the tax provision for these periods excluded approximately 1.0% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009. The income tax provision for the three and nine months ended September 30, 2009, as a percentage of income before taxes, was 32.5% and 35.9%, respectively. The tax provision for the three months ended September 30, 2009 included $261,000 in prior year benefits. The tax provision for the nine months ended September 30, 2009 included an additional $525,000 provision to reduce the amount of non-current deferred tax assets that were determined to be unrealizable, offset in part by $261,000 in prior year benefits recognized.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2010, the gross liability for uncertain tax positions was $12.0 million and the net liability, reduced for the federal effects of potential state tax exposures, was $9.2 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $9.2 million would favorably affect the Company’s tax provision in such future periods. Included in the $9.2 million is $2.2 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $7.0 million liability consists of $5.2 million included in long-term income taxes payable and $1.8 million included in current income taxes payable. The Company does not anticipate a significant change to the $5.2 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of September 30, 2010 and December 31, 2009, the Company had $650,000 and $478,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $26.6 million and net long-term deferred tax assets of $10.0 million as of September 30, 2010. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

17.	DIVIDENDS

On July 22, 2010, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.2 million was made on August 22, 2010 to shareholders of record as of August 11, 2010.

18.	SUBSEQUENT EVENT

On October 21, 2010, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on November 24, 2010 to shareholders of record at the close of business on November 10, 2010. This dividend will be recorded in the fourth quarter of 2010 and is expected to be approximately $2.2 million.

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

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits (“ICs”), mixed-signal ICs and digital ICs. The Company currently ships over 3,000 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

The Company’s high performance power management analog products are characterized by high power density and small form factor. The demand for high performance power management circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets, portable media players and notebook computers. The Company also has an extensive power management offering for the networking and communications infrastructure markets including cloud, single-board and enterprise servers, network switches and routers, storage area networks and wireless base stations. Recently, the Company entered the solid state lighting market, and is seeing strength in the emergence of solid state drives and analog switches including USB switches.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In addition to standard analog and mixed signal products, the Company offers customers various combinations of design, process and foundry services.

The following table presents the Company’s revenues by product line, as a percentage of total net revenues.

Net Revenues by Product Line	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
As a Percentage of Total Net Revenues
Standard Products
Analog	63%	68%	62%	68%
High bandwidth	17	13	17	14
Ethernet	18	16	18	15
Total standard products	98	97	97	97
Foundry, custom and other	2	3	3	3
Total net revenues	100%	100%	100%	100%

The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
As a Percentage of Total Net Revenues
Industrial	39%	34%	39%	35%
High-speed communications	31	27	31	28
Computer	16	17	15	16
Wireless handsets	11	16	12	16
Automotive, military and other	3	6	3	5
Total net revenues	100%	100%	100%	100%

To enhance the readers’ understanding of the Company’s performance, the following is a chronological overview of the Company’s results for the quarterly periods from January 1, 2009 through September 30, 2010.

The worldwide macroeconomic recession continued to impact demand in the first quarter of 2009 and the Company’s customers continued to maintain lean inventory levels. Despite the difficult environment, first quarter of 2009 bookings increased over fourth quarter levels and resulted in a book-to-bill ratio greater than one for both the original equipment manufacturer (“OEM”) and distribution sales channels. The Company’s first quarter of 2009 revenues were $47.0 million, compared to $55.2 million in the fourth quarter of 2008. Gross margin in the first quarter of 2009 was 50.3%, compared to 52% in the prior quarter. The decrease in gross margin was primarily due to factory capacity under-utilization as the Company continued to control its inventory levels. Net income in the first quarter of 2009 was $1.5 million, or $0.02 per diluted share, as compared to fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share. The Company maintained its quarterly $0.035 per share dividend and repurchased 1.9 million shares under its stock repurchase plan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company’s revenues and net income increased in the second quarter of 2009, as compared to the first quarter of 2009. The Company’s book-to-bill ratio was greater than one. Second quarter revenues grew on a sequential quarter basis for the first time in four quarters. The Company experienced revenue growth in all major product lines with primary growth in markets in China. In particular, the build out of China’s 3G infrastructure was an important driver for the Company’s revenue growth in the second quarter of 2009. Revenues increased to $51.8 million in the second quarter of 2009, compared to $47.0 million in the first quarter of 2009. Second quarter 2009 operating expenses were down by 4% sequentially. Second quarter 2009 net income of $3.9 million was more than double the net income of $1.5 million reported for the first quarter of 2009. The Company also continued its stock repurchase program. In addition, the Company also maintained its quarterly $0.035 per share dividend payment.

Revenues for the third quarter of 2009 totaled $58.9 million, as compared to $51.8 million in the second quarter of 2009 and $67.6 million in the third quarter of 2008. Sequential revenue growth was driven by increasing demand across most major markets served by the Company. Bookings for the third quarter of 2009 resulted in a book-to-bill ratio that was greater than one for the third consecutive quarter. Gross margin in the third quarter of 2009 increased to 52.5%, as compared to 51.3% in the second quarter of 2009, in part due to increased revenue levels to cover fixed manufacturing costs.  Third quarter 2009 net income increased 76% to $6.8 million, or $0.11 per diluted share, as compared to $3.9 million, or $0.06 per diluted share, in the second quarter of 2009. As a result of the Company’s ongoing expense management and the Company’s stock repurchase program, third quarter 2009 earnings per diluted share were equal to $0.11, which was equal to the third quarter 2008 earnings per diluted share, despite significantly lower revenues in the third quarter of 2009 as compared to the third quarter of 2008. The Company also maintained its quarterly $0.035 per share dividend.

Revenues in the fourth quarter of 2009 increased 4% to $61.2 million, as compared to $58.9 million in the third quarter of 2009. The sequential growth was driven by increasing demand across most major markets for the Company’s products. During the fourth quarter of 2009, the book-to-bill ratio was significantly greater than one. Fourth quarter 2009 gross margin increased to 53.3%, from 52.5% in the third quarter of 2009. The improvement in gross margin was in part due to better capacity utilization as a result of increased revenue levels to cover fixed manufacturing costs. During the quarter, total operating expenses included a $6.5 million non-cash, pre-tax charge related to the impairment of certain semiconductor manufacturing equipment located at the Company’s San Jose fabrication facility. Operating income in the fourth quarter of 2009 was $5.5 million, or 8.9% of sales, as compared to $10.0 million, or 17.0% of sales, in the third quarter 2009. Net income in the fourth quarter of 2009 was $4.1 million, or $0.07 per basic and diluted share, which included a $0.06 per diluted share reduction due to equipment impairment. In comparison, net income in the third quarter of 2009 was $6.8 million, or $0.11 per basic and diluted share. In addition, the Company continued to maintain its quarterly $0.035 per share dividend.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first quarter of 2010, demand from customers serving the industrial and communications end markets resulted in strong bookings and solid revenue growth. Revenues during the first quarter of 2010 increased to $67.2 million, representing a 9.7% increase from the $61.2 million reported for the fourth quarter of 2009. As compared to the first quarter of 2009, revenues were higher by $20.2 million, or 43.0% due to higher overall demand from customers in all geographies and end markets. First quarter 2010 gross margin was 55.4%, representing an increase from 53.3% in the fourth quarter of 2009. The Company’s operating margin in the first quarter of 2010 was 22.2%, as compared to 8.9% in the fourth quarter of 2009. Net income for the first quarter of 2010 was $9.7 million, or $0.16 per diluted share, reflecting an increase as compared to the fourth quarter of 2009 net income of $4.1 million, or $0.07 per diluted share. Earnings per share for the fourth quarter of 2009 included $0.06 per diluted share of equipment impairment expense. During the first quarter of 2010, the Company generated $17.9 million in cash flow from operations. The Company also maintained its quarterly $0.035 per share dividend.

During the second quarter of 2010, revenues increased to $73.9 million, representing an increase of $6.7 million, or 10.0%, from $67.2 million in the first quarter of 2010. Compared to the same period last year, revenues increased by $22.1 million, or 42.7%, due to higher overall demand from customers in all geographies and end markets. Demand from customers serving the communications and computer end markets increased, resulting in a book-to-bill ratio that was greater than one. The gross margin in the second quarter of 2010 was 57.8%, as compared to 55.4% in the first quarter of 2010. This increase was largely due to improved factory utilization and in part due to a reduced sales mix of lower margin products shipped to the wireless handset market. The Company’s operating margin for the second quarter of 2010 increased to 25.8% as compared to 22.2% in the first quarter of 2010. Net income for the second quarter of 2010 was $12.4 million, or $0.20 per basic and diluted share, as compared to net income equal to $9.7 million, or $0.16 per basic and diluted share for the first quarter of 2010, and net income equal to $3.9 million, or $0.06 per basic and diluted share, for the second quarter of 2009. During the second quarter of 2010, cash flows from operations were $26.8 million. The Company repurchased $1.3 million of its common stock during the second quarter of 2010 and also maintained its quarterly $0.035 per share dividend.

During the third quarter of 2010, revenues increased to $80.6 million, representing an  increase of $6.7 million, or 9.1%, from $73.9 million in the second quarter of 2010, marking the sixth consecutive quarter of revenue growth for the Company. The increase in revenues as compared to the prior quarter was primarily due to improved demand in the industrial and communications end markets. Compared to the same period last year, revenues increased by $21.8 million, or 37.0%, due to greater overall demand from customers in all geographies and end markets. This is reflective of the Company’s successful initiatives to penetrate new high-growth markets, the release of a significant number of new products that are gaining market traction, an expanded sales force, solid operational execution and improved macro-economic conditions. During the third quarter of 2010, order lead times dropped to an average of six to eight weeks, a more customary range as compared to the average eight to twelve week range experienced during the first half of the year. Bookings for the third quarter of 2010 declined from second quarter 2010 levels, primarily due to reduced orders from distributors as they adjusted inventories to be in-line with reduced order lead times. The Company’s book-to-bill ratio for the third quarter of 2010 was less than one, however, the book-to-bill ratio remains above one on a year-to-date basis. Third quarter gross margin was 57.9%, as compared to 57.8% in the prior quarter. During the quarter, gross margin improvement resulting from increased factory capacity utilization was offset by an increase in reserves for excess inventory. The Company’s operating margin for the third quarter of 2010 increased to 27.6% as compared to 25.8% in the second quarter of 2010. This marks the sixth consecutive quarter of operating margin increase and represents the highest operating margin since the Company’s revenue peak in the fourth quarter of 2000. Net income for the third quarter of 2010 was $14.9 million, or $0.24 per basic and diluted share, as compared to net income equal to $12.4 million, or $0.20 per basic and diluted share for the second quarter of 2010, and net income equal to $6.8 million, or $0.11 per basic and diluted share, for the third quarter of 2009. Third quarter earnings per diluted share were $0.24, which reflects an all-time quarterly record for Micrel and surpasses its previous record of $0.23, which was achieved in the fourth quarter of 2000 when total revenues were 27% higher. This increase in earnings per diluted share was due in part to a lower number of outstanding shares attributable to the Company’s share re-purchase program which has reduced the Company’s diluted share count 37% as compared to December 31, 2000. During the third quarter of 2010, cash flows from operations were $14.1 million. The Company repurchased $10.9 million of its common stock during the third quarter of 2010 and also maintained its $0.035 per share dividend.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company derives a substantial portion of its net revenues from standard products. For the three and nine months ended September 30, 2010, the Company’s standard products sales accounted for 98% and 97%, respectively, of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of September 30, 2010, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.1	47.5	42.9	48.5
Gross profit	57.9	52.5	57.1	51.5
Operating expenses:
Research and development	14.5	19.4	15.6	22.5
Selling, general and administrative	15.8	16.1	16.1	17.3
Total operating expenses	30.3	35.5	31.7	39.8
Income from operations	27.6	17.0	25.4	11.7
Other income (expense):
Interest income	0.2	0.3	0.2	0.4
Interest expense	--	(0.2)	(0.1)	(0.1)
Other income, net	--	--	--	0.1
Total other income, net	0.2	0.1	0.1	0.4
Income before income taxes	27.8	17.1	25.5	12.1
Provision for income taxes	9.3	5.5	8.8	4.3
Net income	18.5%	11.6%	16.7%	7.8%

Net Revenues. For the three months ended September 30, 2010, net revenues increased 37% to $80.6 million from $58.9 million for the same period in the prior year. For the nine months ended September 30, 2010, net revenues increased 41% to $221.7 million from $157.7 million for the same period in the prior year. These increases were primarily the result of increased unit shipments into the industrial, communications and computer markets.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Sales to customers in Asia represented 61% and 59%, respectively, of net revenues for the three and nine month periods ended September 30, 2010 as compared to 65% and 62%, respectively, of the Company’s net revenues for the three and nine month periods ended September 30, 2009. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, manufacturing capacity utilization, product mix, average selling prices and product yields. The Company’s gross margin increased to 57.9% for the three months ended September 30, 2010 from 52.5% for the comparable period in 2009. For the nine months ended September 30, 2010, the Company’s gross margin increased to 57.1% from 51.5% for the comparable period in 2009. These increases were primarily due to improved factory utilization and, to a lesser extent, a reduced sales mix of lower margin products shipped to the wireless handset market as compared to the same periods in 2009.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 14.5% for the three months ended September 30, 2010 and 19.4% for the three months ended September 30, 2009.  On a dollar basis, research and development expenses increased slightly to $11.7 million for the three months ended September 30, 2010 as compared to $11.4 million for the same period in the prior year. For the nine months ended September 30, 2010 and 2009, research and development expenses as a percentage of net revenues represented 15.6% and 22.5%, respectively. On a dollar basis, research and development expenses decreased $0.8 million, or 2%, to $34.6 million for the nine months ended September 30, 2010 from $35.4 million for the comparable period in 2009. This decrease was primarily due to decreased prototype fabrication costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 15.8% for the three months ended September 30, 2010 and 16.1% for the three months ended September 30, 2009.  On a dollar basis, selling, general and administrative expenses increased $3.3 million, or 34%, to $12.8 million for the three months ended September 30, 2010 from $9.5 million for the comparable period in 2009. For the nine months ended September 30, 2010 and 2009, selling, general and administrative expenses as a percentage of net revenues represented 16.1% and 17.3%, respectively.  On a dollar basis, selling, general and administrative expenses increased $8.5 million, or 31%, to $35.7 million for the nine months ended September 30, 2010 from $27.3 million for the comparable period in 2009. This increase was primarily due to increased sales headcount, increased sales commissions and increased bonus compensation accruals.

Share-Based Compensation. The Company’s results of operations for the three month periods ended September 30, 2010 and 2009 included $1.2 million and $1.0 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the nine month periods ended September 30, 2010 and 2009, the Company’s results of operations included $3.4 million and $2.7 million, respectively, of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expense and selling, general and administrative expense (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Income Taxes. The income tax provision for the three and nine months ended September 30, 2010, as a percentage of income before taxes, was 33.3% and 34.7%, respectively. The tax provision for these periods included $358,000 in prior year benefits recognized in the third quarter of 2010. In addition, the tax provision for these periods excluded approximately 1.0% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009. The income tax provision for the three and nine months ended September 30, 2009, as a percentage of income before taxes, was 32.5% and 35.9%, respectively. The tax provision for the three months ended September 30, 2009, included $261,000 in prior year benefits. The tax provision for the nine months ended September 30, 2009, included an additional $525,000 provision, to reduce the amount of non-current deferred tax assets that were determined to be unrealizable, offset in part by $261,000 in prior year benefits recognized. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2010 consisted of cash, cash equivalents and short-term investments of $101.3 million and a $5.0 million revolving line of credit from a commercial bank.

The Company generated $58.8 million in cash from operating activities during the nine months ended September 30, 2010. Significant cash flows included cash provided by net income of $37.0 million plus additions for non-cash activities of $4.1 million (consisting primarily of $9.8 million in depreciation and amortization and $3.4 million in share-based compensation expense partially offset by a $9.3 million increase in deferred income taxes) combined with a $19.6 million increase in deferred income, a $6.7 million increase in other accrued liabilities, a $3.0 million increase in accounts payable and a $2.8 million increase in income taxes payable combined with a $4.0 million decrease in income taxes receivable, which were offset in part by a $16.9 million increase in accounts receivable resulting from increased product shipments, and a $1.3 million increase in prepaid and other assets.

During the nine months ended September 30, 2009, the Company generated $21.0 million in cash from operating activities. Significant cash flows included cash provided by net income of $12.2 million plus additions for non-cash activities of $12.4 million (consisting primarily of $12.1 million in depreciation and amortization and $2.7 million in share-based compensation expense partially offset by a $2.3 million increase in deferred income taxes) combined with a $6.2 million decrease in income taxes receivable, a $2.8 million decrease in inventories and a $1.8 million increase in deferred income, which were offset in part by a $9.2 million increase in accounts receivable combined with a $4.2 million decrease in other current liabilities and a $1.9 million decrease in accounts payable.

The Company used $7.4 million of cash in investing activities comprised primarily of $6.4 million of purchases of property, plant and equipment and $2.0 million in purchases of short-term investments, which was partially offset by $1.0 million in proceeds from the sale of long-term auction rate securities.

During the nine months ended September 30, 2009, the Company generated $12.7 million of cash from investing activities comprised primarily of $17.3 million in net proceeds from the sale of investments, which was partially offset by $4.6 million of purchases of property, plant and equipment.

The Company used $23.0 million of cash in financing activities during the nine months ended September 30, 2010 primarily for the repurchase of $13.1 million of the Company’s common stock, $6.5 million for the payment of cash dividends and $6.4 million in repayments of long-term debt, which was partially offset by $3.0 million in proceeds from employee stock transactions.

During the nine months ended September 30, 2009, the Company used $25.3 million of cash in financing activities primarily for the repurchase of $32.5 million of the Company's common stock, $6.7 million for the payment of cash dividends and $1.4 million in repayments of long-term debt, which was partially offset by $15.0 million in proceeds of long-term debt borrowing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On October 21, 2010, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on November 24, 2010 to shareholders of record at the close of business on November 10, 2010. This dividend will be recorded in the fourth quarter of 2010 and is expected to be approximately $2.2 million.

The Company is currently authorized by its Board of Directors to repurchase an additional $16.9 million of its common stock through December 31, 2010.

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

Contractual Obligations and Commitments

As of September 30, 2010, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (see Note 9 of Notes to Condensed Consolidated Financial Statements)	$5,000	$5,000	$--	$--	$--
Operating leases	1,713	847	729	137	--
Open purchase orders	19,750	19,750	--	--	--
Total	$26,463	$25,597	$729	$137	$--

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. As of September 30, 2010, the Company had no borrowings under the line of credit. The credit facility also includes a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. As of September 30, 2010, the Company had borrowed $15 million under the term loan facility, of which $10.0 million has been repaid.

As of September 30, 2010, the Company had $9.2 million of unrecognized tax benefits. Included in the $9.2 million is $2.2 million that has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. The remaining $7.0 million liability consists of $5.2 million included in long-term income taxes payable and $1.8 million included in current income taxes payable. The Company does not anticipate a significant change to the $5.2 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2010, the Company held $14.5 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of September 30, 2010. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of September 30, 2010, the Company has recorded a $2.0 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At September 30, 2010, the Company had no fixed-rate long-term debt subject to interest rate risk.

At September 30, 2010, the Company held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The notional amount of the outstanding interest rate swap contract at September 30, 2010 was $2.5 million. The Company currently intends to hold the interest rate swap contract to maturity. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2010, the fair value of the interest rate swap would decline by an immaterial amount.

ITEM 4:  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

Weak global economic conditions could have a material adverse effect on the Company’s business, results of operations, and financial condition. While the current global economic downturn may be improving and the Company has seen improvement in the business climate for semiconductors, there is no guarantee that these conditions will continue to improve or that these conditions will not further decline again in the future. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. The Company cannot accurately predict the timing, severity or duration of such downturns. A global recession may result in a decrease in orders for the Company’s products, which may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during economic downturns because the Company may not be able to reduce costs at the same rate as its sales decline.

Demand for semiconductor components is increasingly dependent upon the rate of growth of the global economy.  Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: volatility in global credit markets, price inflation or deflation for goods, services or materials, a slowdown in the rate of growth of the Chinese economy, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions. For example, recent forecasts suggest a decline in the rate of U.S. economic growth in early 2011, which may impact the growth rate of the semiconductor industry including Micrel. Furthermore, although during 2010 the partial economic recovery contributed to higher than average growth in the semiconductor industry, as the semiconductor industry returns to its normal trend line the growth rate may decline. A slowdown in semiconductor growth rates may exacerbate a near-term slowdown in semiconductor bookings as lead times return to historic levels.

Market conditions may lead the Company to initiate cost reduction plans, which may negatively affect near term operating results. Weaker customer demand, competitive pricing pressures, excess capacity, weak economic conditions or other factors, may cause the Company to initiate actions to reduce the Company’s cost structure to improve the Company’s future operating results. The cost reduction actions may require incremental costs to implement, which could negatively affect the Company’s operating results in periods when the incremental costs or liabilities are incurred.

Tightening of the credit markets may adversely affect the Company’s business in a number of ways. The unprecedented contraction and extreme disruption of the credit and financial markets in the United States, Europe, and Asia led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. These economic developments adversely affected the Company’s business in a number of ways. A similar tightening of credit in financial markets may limit the ability of the Company’s customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for the Company’s products or reduced ability to finance operations to supply products to the Company. The Company cannot predict the likely duration and severity of disruptions in financial markets and adverse economic conditions in the U.S. and other countries. Further, fluctuations in worldwide economic conditions make it is extremely difficult for the Company to forecast future sales levels based on historical information and trends. Visibility into customer demand is limited due to short order lead times. Portions of the Company’s expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent the Company does not achieve its anticipated levels of sales, its gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

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

The Company outsources some of its wafer fabrication, most of its test and all of its assembly requirements to third-party vendors. When demand for semiconductors improves, availability of these outsourced services typically becomes tight, resulting in longer than normal lead times and delinquent shipments to customers. The degree to which Micrel may have difficulty obtaining these services could have a negative impact on the Company’s revenues, bookings and backlog. If these lead times extend beyond eight weeks, the resulting loss of near-term visibility for our customers could result in their placing higher order levels than their actual requirements which may result in higher levels of order cancellations in the future. There can be no assurance that the Company will be able to accurately forecast demand and moderate its build schedules to accommodate the possibility of an increase in order cancellations. Accordingly, the Company faces the risk of overbuilding inventory which is a typical consequence of sharp demand increases.

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

Because the standard products market for ICs is diverse and highly fragmented, the Company encounters different competitors in various market areas. Many of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company may not be able to compete successfully in either the standard products or custom and foundry products businesses in the future and competitive pressures may adversely affect the Company’s financial condition, results of operations, or cash flows.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At September 30, 2010, the Company held $14.5 million in principal of auction rate notes secured by student loans. As of September 30, 2010, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $2.0 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 5, 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. On September 13, 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during the first nine months of 2010 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)
January 2010	--	--	--	$15,000
February 2010	88,472	$8.03	88,472	$14,290
March 2010	26,545	9.67	26,545	$14,033
Total Q1 2010	115,017	8.41	115,017
April 2010	--	--	--	$14,033
May 2010	71,300	11.12	71,300	$13,240
June 2010	44,700	10.72	44,700	$12,761
Total Q2 2010	116,000	10.96	116,000
July 2010	153,211	10.47	153,211	$11,157
August 2010	688,200	9.79	688,200	$4,420
September 2010	261,763	9.73	261,763	$16,872
Total Q3 2010	1,103,174	9.87	1,103,174
Total 2010	1,334,191	$9.84	1,334,191

ITEM 6.  EXHIBITS

Exhibit No.	Description
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: November 8, 2010	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)