Form 10-K
period 2010-12-31
MICREL INC
filed 2011-02-28
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission File Number 0-25236

MICREL, INCORPORATED
(Exact name of Registrant as specified in its charter)

California	94-2526744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2180 Fortune Drive, San Jose, CA       95131
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $364 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2011, the Registrant had outstanding 61,963,755 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 26, 2011 are incorporated by reference in Part II and Part III of this Report.

This Report on Form 10-K includes 79 pages with the Index to Exhibits located on page 77.

MICREL, INCORPORATED

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.	BUSINESS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations: future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward-looking statements, - including those risks discussed under "Risks Factors" and elsewhere in this document. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1 ("Business"), Item 1A ("Risk Factors"), Item 3 ("Legal Proceedings") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal ICs and digital ICs. The Company currently ships approximately 3000 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. For the years ended December 31, 2010, 2009, and 2008, the Company's standard products accounted for 97%, 97%, and 95%, respectively, of the Company's net revenues. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

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

The Company’s family of Ethernet products targets the digital home and industrial/embedded networking markets. This product portfolio consists of physical layer transceivers ("PHY"), Media Access Controllers ("MAC"), switches, and System-On-Chip ("SoC") devices that support various Ethernet protocols supporting communication transmission speeds from 10 Megabits per second to a Gigabit per second.

Industry Background

Analog Circuit, Mixed-Signal and Digital ICs Markets

ICs may be divided into three general categories — digital, analog (also known as ''linear'') and mixed-signal. Digital circuits, such as memory and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values, "1" or "0." Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition, process, and measure or control real world variables such as current, sound, temperature, pressure or speed. Mixed-signal ICs combine analog and digital functions on one chip.

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

In the networking market, Ethernet has been widely adopted as a communication standard. Ethernet ports are now being provided on equipment ranging from PCs and PC peripherals to other consumer products such as Network Printers, Internet Protocol Set-Top Boxes ("IP-STB"), High-definition ("HD") TV, Blue-Ray DVD players, Personal Video Recorders (PVR), Multimedia Servers, Internet Protocol Phones ("IP-phone"), Analog Telephone Adaptors ("ATA"), Internet Protocol Camera ("IP-camera"), Femto-cell base stations, game consoles, media converters, used to convert signals transmitted optically over fiber to standard cable (copper) and vice versa, and industrial equipment. This is driving rapid growth in both the digital home market to connect multiple PCs and peripherals and the industrial market to connect machinery to central control and monitoring equipment.

Micrel’s Strategy

Micrel seeks to capitalize on the growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. The Company's core competencies are its analog design, control theory, packaging and device technology, as well as its in-house wafer fabrication capability. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

•
Served Available Market Expansion:  Micrel is presently a trusted partner to key OEMs around the world.  The Company intends to use these relationships to increase revenues by providing more products to these key partners. In addition, through collaboration with these key partners, the Company has access to a rich pipeline of new product development innovation opportunities. Through this partnering, the Company now ships approximately 3000 standard products, with net revenues from standard products generating 97% of the Company's total net revenues for the year ended December 31, 2010.

•
Maintain Technological Leadership. Micrel has executed on significant device and process optimizations which have yielded improvements of as much as six times in core specific on resistance ("Rsp") features, improved packaging, and module capability, and improved power density and form factor.

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

Net Revenues by Segment (Dollars in thousands)
	Years Ended December 31,
Net Revenues:
Standard Products	$289,347	$212,606	$246,644
Other Products	8,019	6,281	12,716
Total net revenues	$297,366	$218,887	$259,360
As a Percentage of Total Net Revenues:
Standard Products	97%	97%	95%
Other Products	3	3	5
Total net revenues	100%	100%	100%

The following table presents the Company’s revenues by product line, as a percentage of total net revenues.

Net Revenues by Product Line
	Years Ended December 31,
	2010	2009	2008
As a Percentage of Total Net Revenues:
Standard Products:
Analog	62%	67%	65%
High bandwidth	17	14	15
Ethernet	18	16	15
Total standard products	97	97	95
Foundry, custom and other	3	3	5
Total net revenues	100%	100%	100%

The Company's products address a wide range of end markets. The following table presents the Company's revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Years Ended December 31,
	2010	2009	2008
As a Percentage of Total Net Revenues:
Industrial	39%	36%	37%
High-Speed Communications	31	28	26
Wireless Handsets	12	16	19
Computer	15	15	15
Military & Other	3	5	3
Total net revenues	100%	100%	100%

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

General Linear. Micrel offerings include a line of general linear parts ranging from opamps, to thermal measurement devices, timers and other general devices.  These types of devices tend to be deployed in many analog circuits to improve operation.

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

Networking and High-Speed Communications Market. The Company's High Bandwidth division develops and produces high speed Physical Media Devices ("PMD") and interface integrated circuits for communications products targeted at fiber optic modules, active cables, backplane management, data and clock management applications.

Ethernet Communications. Micrel's Ethernet division offers a broad range of PHY, MAC, Switch and SoC products for the 10/100/1000 Megabit Ethernet standard. The primary applications for the products are Digital Home Networks, Enterprise, and other Industrial/Embedded Ethernet systems.

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

Sales, Distribution and Marketing

The Company sells its products through a worldwide network of independent sales representative, independent distributor and stocking representative firms and through direct sales staff.

The Company sells its products in Europe through direct sales staff in the United Kingdom, Germany and France as well as independent sales representative firms, independent distributors and independent stocking representative firms. Asian sales are handled through Micrel sales offices in Korea, Japan, Taiwan, China and Singapore, independent distributors and independent stocking representative firms. The stocking representative firms may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an original equipment manufacturer ("OEM") customer.

In 2010, sales to customers in North America, Asia and Europe accounted for 27%, 60% and 13%, respectively, of the Company's net revenues. In 2009, North America, Asia and Europe accounted for 26%, 61% and 13%, respectively, of the Company's net revenues and in 2008, North America, Asia and Europe accounted for 30%, 56% and 14%%, respectively, of the Company's net revenues.  The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, are included in Note 12 of Notes to Consolidated Financial Statements.

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

Customers

For the year ended December 31, 2010, no OEM customer accounted for more than 10% of the Company's net revenues and two worldwide distributors accounted for 19% and 17%, respectively, of the Company's net revenues. For the year ended December 31, 2009, one OEM customer accounted for 12% of the Company's net revenues and two worldwide distributors accounted for 19% and 13%, respectively, of the Company's net revenues. For the year ended December 31, 2008, no OEM customer accounted for more than 10% of the Company's net revenues and one worldwide distributor, accounted for 13% of the Company's net revenues.

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

Micrel recently introduced its world class BCD0.35 technology, and continues to implement many new designs on its CSI0.5 and BCD0.5 processes. These processes are characterized by a rich array on analog device including analog resistors and capacitors, post package trim, optimized ESD, high voltage structures, optimized specific on resistance, true bipolar and in some processes true power bipolar capability at key nodes including 3.3V, 5V and 12V, and BCD capability to 65V. In addition, the Company has unique copper pillar, thick aluminum and copper conduction metals, CSP and thermal pad process capabilities. These capabilities give the Company an advantage compared with many competitors using a fabless model as these simultaneous capabilities are generally not available at most third party foundries.

Additionally Micrel has an array of BCD1.2u and CSI1.2u and above processes, as well as high speed Silicon Germanium capability.

The Company utilizes third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2010, approximately 11% of Micrel's wafer requirements were fabricated at third-party foundry suppliers, including all of Micrel's Ethernet networking products.

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

In 2010, 2009, and 2008, the Company spent $46.3 million, $46.5 million, and $54.9 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Intellectual Property Protection

The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 302 United States patents on semiconductor devices and methods, with various expiration dates through 2029. The Company has applications for 47 United States patents pending. The Company holds 54 issued foreign patents and has applications for 67 foreign patents pending.

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

Backlog

At December 31, 2010, the Company's backlog was approximately $89 million, substantially all of which is scheduled to be shipped during the first six months of 2011. At December 31, 2009, backlog was approximately $77 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to United States, Canadian and certain other international distributors who receive significant return rights and price adjustments from the Company are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations.

Employees

As of December 31, 2010, the Company had 837 full-time employees as compared to 755 at December 31, 2009. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

Segment Information

The Company has two reportable segments: standard products and other product revenues, which consist primarily of custom and foundry products revenues. Segment financial information is presented in Note 12 of Notes to the Consolidated Financial Statements, which is incorporated by reference here.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

Weak global economic conditions could have a material adverse effect on the Company’s business, results of operations, and financial condition. While the global economy has partially recovered from the recent economic downturn and the Company has seen improvement in the business climate for semiconductors, there is no guarantee that these conditions will continue to improve or that these conditions will not further decline again in the future. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. The Company cannot accurately predict the timing, severity or duration of such downturns. A global recession may result in a decrease in orders for the Company’s products, which may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during economic downturns because the Company may not be able to reduce costs at the same rate as its sales decline.

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

The Company outsources some of its wafer fabrication, most of its test and all of its assembly requirements to third-party vendors. When demand for semiconductors improves, availability of these outsourced services typically becomes tight, resulting in longer than normal lead times and delinquent shipments to customers. The degree to which Micrel may have difficulty obtaining these services could have a negative impact on the Company’s revenues, bookings and backlog. If these lead times are extended, the resulting loss of near-term visibility for our customers could result in their placing higher order levels than their actual requirements which may result in higher levels of order cancellations in the future. There can be no assurance that the Company will be able to accurately forecast demand and moderate its build schedules to accommodate the possibility of an increase in order cancellations.

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

The Company’s gross margin, operating margin and net income are highly dependent on the level of revenue, average selling prices and capacity utilization that the Company experiences. A decline in average selling prices (“ASPs”) could adversely affect the Company’s revenues, gross margins and results of operations unless the Company is able to sell more units, reduce its costs, and introduce new products with higher ASPs or some combination thereof.

Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment would not be fully absorbed, resulting in higher average unit costs and lower profit margins.

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At December 31, 2010, the Company held $14.0 million in principal of auction rate notes secured by student loans. As of December 31, 2010, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $1.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 1 of Notes to Consolidated Financial Statements.

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

The Company also leases small sales and technical facilities located in, Richardson, TX; Perkasie, PA; Irvine, CA; San Diego, CA; Hong Kong; Bundang, Korea; Taipei, Taiwan; Shenzhen, P.R. China; Shanghai, P.R. China; Singapore; Yokohama, Japan; Newbury, U.K.; Swindon, U.K.; Livingston, Scotland; Frankfurt, Germany and Villebon, France.

The Company believes that its existing facilities are adequate for its current manufacturing needs. The Company believes that if it should need additional space, such space would be available at commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

The information included in Note 11 of Notes to Consolidated Financial Statements under the caption "Litigation" in Item 15 of Part IV is incorporated herein by reference.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol "MCRL." The range of daily closing sales prices per share for the Company’s Common Stock from January 1, 2009 to December 31, 2010 was:

Year Ended December 31, 2010:	High	Low
Fourth quarter	$13.77	$10.02
Third quarter	$11.18	$8.82
Second quarter	$12.38	$9.99
First quarter	$10.89	$7.23

Year Ended December 31, 2009:	High	Low
Fourth quarter	$8.44	$7.05
Third quarter	$8.34	$7.00
Second quarter	$7.96	$6.75
First quarter	$7.94	$6.29

The reported last sale price of the Company’s Common Stock on the NASDAQ Global Select Market on December 31, 2010 was $12.99. The approximate number of holders of record of the shares of the Company’s Common Stock was 389 as of February 22, 2011. This number does not include shareholders whose shares are held in trust by other entities. The actual number of beneficial shareholders is greater than this number of holders of record.

The Company has authorized Common Stock, no par value and Preferred Stock, no par value. The Company has not issued any Preferred Stock.

The information required by this item regarding securities authorized for issuance under equity compensation plans is included under the caption "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Dividend Policy

On January 27, 2011, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable February 23, 2011 to shareholders of record on February 9, 2011. During the year ended December 31, 2010, the Company paid cash dividends in the amount of $0.035 per common share per quarter for a total of $8.6 million. During the year ended December 31, 2009, the Company paid cash dividends in the amount of $0.035 per common share per quarter for a total of $8.9 million.

Stock Performance Graph

The following graph compares a $100 investment in Micrel common stock over the five year period from the end of 2005 through the end of 2010, with a similar investment in the NASDAQ Composite and the Philadelphia Semiconductor index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

	December 30, 2005	December 29, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Micrel Incorporated	$100.00	$93.01	$74.18	$66.40	$77.22	$125.34
NASDAQ Composite	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
Philadelphia Semiconductor Index	$100.00	$97.40	$85.10	$44.25	$75.06	$85.89

Issuer Purchases of Equity Securities

In February 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30 million is expended. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during 2010 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)
January 2010	—	—	—	$15,000
February 2010	88,472	$8.03	88,472	$14,290
March 2010	26,545	9.67	26,545	$14,033
Total Q1 2010	115,017	8.41	115,017
April 2010	—	—	—	$14,033
May 2010	71,300	11.12	71,300	$13,240
June 2010	44,700	10.72	44,700	$12,761
Total Q2 2010	116,000	10.96	116,000
July 2010	153,211	10.47	153,211	$11,157
August 2010	688,200	9.79	688,200	$4,420
September 2010	261,763	9.73	261,763	$16,872
Total Q3 2010	1,103,174	9.87	1,103,174
October 2010	179,429	10.24	1,837,231	$15,035
November 2010	—	—	—	$15,035
December 2010	80,469	13.53	1,088,433	$13,946
Total Q4 2010	259,898	11.26	2,925,663
Total 2010	1,594,089	$10.07	1,594,089

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below is not necessarily indicative of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto which are incorporated herein by reference.
Income Statement Data:	Years Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008	2007(1)	2006(2)
Net revenues	$297,366	$218,887	$259,360	$257,974	$276,307
Cost of revenues*	128,535	105,134	116,351	111,068	117,164
Gross profit	168,831	113,753	143,009	149,906	159,143
Operating expenses:
Research and development*	46,271	46,522	54,947	54,523	52,074
Selling, general and administrative*	47,590	37,325	44,405	45,040	49,016
Proxy contest expense (credits)	—	(550)	4,153	—	—
Equipment impairment and restructuring charges (credits)	—	6,514	(842)	128	269
Other operating expense	—	—	—	86	966
Total operating expenses	93,861	89,811	102,663	99,777	102,325
Income from operations	74,970	23,942	40,346	47,129	56,818
Other income, net	492	688	2,936	21,717	5,403
Income before income taxes	75,462	24,630	43,282	68,846	62,221
Provision for income taxes	24,754	8,336	15,025	24,778	24,497
Net income	$50,708	$16,294	$28,257	$44,068	$37,724

Net income per share:
Basic	$0.82	$0.26	$0.40	$0.57	$0.46
Diluted	$0.81	$0.26	$0.40	$0.57	$0.46
Shares used in computing per share amounts:
Basic	62,030	63,576	70,549	76,918	81,550
Diluted	62,557	63,644	70,653	77,813	82,842

Cash dividends per common share	$0.14	$0.14	$0.14	$0.09	$—

*Share based compensation included in:
Cost of revenues	$798	$670	$974	$1,156	$1,540
Research and development	1,808	1,619	2,086	2,130	3,341
Selling, general and administrative	2,119	1,675	2,119	2,199	3,534

Balance Sheet Data:	December 31,
(in thousands)	2010	2009	2008	2007	2006
Working capital	$141,214	$102,266	$111,397	$128,365	$140,790
Total assets	302,453	245,958	260,343	295,276	300,649
Long-term debt and other obligations	5,664	7,529	4,740	3,149	453
Total shareholders' equity	223,641	185,351	208,406	237,143	236,217
_________________
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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the years 2008 through 2010 have been provided.

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

During the first quarter of 2008, the Company became engaged in its first proxy contest since going public in 1994, with a small activist hedge fund, Obrem Capital Management LLC ("OCM"). This proxy contest resulted in Micrel incurring incremental operating expenses of $331,000 in the first quarter, $2.4 million in the second quarter, $349,000 in the third quarter and $1.1 million in the fourth quarter of 2008. See "Management Discussions and Analysis of Financial Conditions and Results of Operations – Proxy Contest Expense" for additional information.

In the second quarter of 2008, total bookings remained firm, resulting in a book-to-bill ratio above one. Second quarter 2008 bookings were paced by demand from customers serving the communications, industrial, and wireless handset end markets.  Customers remained very cautious, which continued to keep order lead times in the four to five week range. In the second quarter of 2008, Micrel posted its highest sequential revenue growth rate in four years.  Second quarter 2008 revenues of $70.6 million increased by $4.5 million, or 7%, from the first quarter of 2008.  The growth in revenues was led by stronger demand from customers serving the wireline communications, wireless handset, and wi-fi voice-over-IP end markets, combined with record sales through the Company’s global sell-through distributors.  Gross margin was 56.4%, which was similar to gross margin in the first quarter of 2008.  Second quarter 2008 operating profit was $11.1 million, or 16% of sales.  A total of $2.4 million of proxy contest expenses reduced Micrel’s operating income by approximately 18% in the second quarter of 2008, and also had the effect of reducing operating margin by approximately 3% in the second quarter of 2008.  Second quarter 2008 net income was $7.4 million, or $0.10 per diluted share. Expenses related to the Company’s proxy contest reduced net income by $0.02 per share in the second quarter of 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financial markets in the United States, Europe and Asia experienced extreme disruption in the second half of 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. In the third quarter of 2008, concerns related to the deterioration in the global financial and credit markets, including with respect to the availability and cost of credit, contributed to instability in worldwide capital and credit markets and diminished expectations for the U.S. and global economy.  These conditions worsened in the fourth quarter of 2008, and combined with uncertainty about the global economy in general, contributed to volatility of unprecedented levels and a further economic slowdown.  Although governments took unprecedented actions in an attempt to alleviate the credit crisis, customers and consumers began to cut back on spending in order to conserve cash in the third quarter of 2008.  This resulted in the slowing of orders from Micrel’s distributors and direct OEM customers, which continued into the fourth quarter of 2008.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The worldwide macroeconomic recession continued to impact demand in the first quarter of 2009 and the Company’s customers continued to maintain lean inventory levels. Despite the difficult environment, first quarter of 2009 bookings increased over fourth quarter levels and resulted in a book-to-bill ratio greater than one for both the original equipment manufacturer ("OEM") and distribution sales channels. The Company’s first quarter of 2009 revenues were $47.0 million, compared to $55.2 million in the fourth quarter of 2008. Gross margin in the first quarter of 2009 was 50.3%, compared to 52% in the prior quarter. The decrease in gross margin was primarily due to factory capacity under-utilization as the Company continued to control its inventory levels. Net income in the first quarter of 2009 was $1.5 million, or $0.02 per diluted share, as compared to fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share. The Company maintained its quarterly $0.035 per share dividend and repurchased 1.9 million shares under its stock repurchase plan.

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

Revenues for the third quarter of 2009 totaled $58.9 million, as compared to $51.8 million in the second quarter of 2009 and $67.6 million in the third quarter of 2008. Sequential revenue growth was driven by increasing demand across most major markets served by the Company. Bookings for the third quarter of 2009 resulted in a book-to-bill ratio that was greater than one. Gross margin in the third quarter of 2009 increased to 52.5%, as compared to 51.3% in the second quarter of 2009, in part due to increased revenue levels to cover fixed manufacturing costs.  Third quarter 2009 net income increased 76% to $6.8 million, or $0.11 per diluted share, as compared to $3.9 million, or $0.06 per diluted share, in the second quarter of 2009. As a result of the Company’s ongoing expense management and the Company’s stock repurchase program, third quarter 2009 earnings per diluted share were equal to $0.11, which was equal to the third quarter 2008 earnings per diluted share, despite significantly lower revenues in the third quarter of 2009 as compared to the third quarter of 2008. The Company also maintained its quarterly $0.035 per share dividend.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the year ended December 31, 2009, revenues totaled $218.9 million, as compared to revenues of $259.4 million for the year ended December 31, 2008. Net income for 2009 was $16.3 million, or $0.26 per diluted share, as compared to net income of $28.3 million, or $0.40 per diluted share in 2008. During 2009, the Company generated $37.6 million in cash flows from operations, repurchased $32.5 million of its common stock, purchased its San Jose California corporate facility for approximately $6.0 million, paid $8.9 million of dividends to shareholders and made other capital investments of $6.1 million.

During the first quarter of 2010, increased demand from customers serving the industrial and communications end markets resulted in strong bookings and solid revenue growth. Revenues during the first quarter of 2010 increased to $67.2 million, representing a 9.7% increase from the $61.2 million reported for the fourth quarter of 2009. As compared to the first quarter of 2009, revenues increased by $20.2 million, or 43.0% due to higher overall demand from customers in all of the Company's geographies and end markets. First quarter 2010 gross margin was 55.4%, representing an increase from 53.3% in the fourth quarter of 2009. Operating margin in the first quarter of 2010 was 22.2%, as compared to 8.9% in the fourth quarter of 2009. Net income for the first quarter of 2010 was $9.7 million, or $0.16 per diluted share, reflecting an increase as compared to the fourth quarter of 2009 net income of $4.1 million, or $0.07 per diluted share. Earnings per share for the fourth quarter of 2009 included $0.06 per diluted share of equipment impairment expense. During the first quarter of 2010, the Company generated $17.9 million in cash flows from operations. The Company also maintained its quarterly $0.035 per share dividend.

During the second quarter of 2010, revenues increased to $73.9 million, representing an increase of $6.7 million, or 10.0%, from $67.2 million in the first quarter of 2010. Compared to the same period last year, revenues increased by $22.1 million, or 42.7%, due to higher overall demand from customers in all of the Company's geographies and end markets. Demand from customers serving the communications and computer end markets increased, resulting in a book-to-bill ratio that was greater than one. The gross margin in the second quarter of 2010 was 57.8%, as compared to 55.4% in the first quarter of 2010. This increase was largely due to improved factory utilization and in part due to a reduced sales mix of lower margin products shipped to the wireless handset market. The Company’s operating margin for the second quarter of 2010 increased to 25.8% as compared to 22.2% in the first quarter of 2010. Net income for the second quarter of 2010 was $12.4 million, or $0.20 per basic and diluted share, as compared to net income equal to $9.7 million, or $0.16 per basic and diluted share for the first quarter of 2010, and net income equal to $3.9 million, or $0.06 per basic and diluted share, for the second quarter of 2009. During the second quarter of 2010, cash flows from operations were $26.8 million. The Company repurchased $1.3 million of its common stock during the second quarter of 2010 and also maintained its quarterly $0.035 per share dividend.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the third quarter of 2010, revenues increased to $80.6 million, representing an increase of $6.7 million, or 9.1%, from $73.9 million in the second quarter of 2010, marking the sixth consecutive quarter of revenue growth for the Company. The increase in revenues as compared to the prior quarter was primarily due to improved demand in the industrial and communications end markets. Compared to the same period last year, revenues increased by $21.8 million, or 37.0%, due to greater overall demand from customers in all of the Company's geographies and end markets. Bookings for the third quarter of 2010 declined from second quarter 2010 levels, primarily due to reduced orders from distributors as they adjusted inventories to be in-line with reduced order lead times. The Company’s book-to-bill ratio for the third quarter of 2010 was less than one. Third quarter gross margin was 57.9%, as compared to 57.8% in the prior quarter. During the quarter, gross margin improvement resulting from increased factory capacity utilization was offset by an increase in reserves for excess inventory. The Company’s operating margin for the third quarter of 2010 increased to 27.6% as compared to 25.8% in the second quarter of 2010. Net income for the third quarter of 2010 was $14.9 million, or $0.24 per basic and diluted share, as compared to net income equal to $12.4 million, or $0.20 per basic and diluted share for the second quarter of 2010, and net income equal to $6.8 million, or $0.11 per basic and diluted share, for the third quarter of 2009. During the third quarter of 2010, cash flows from operations were $14.1 million. The Company repurchased $10.9 million of its common stock during the third quarter of 2010 and also maintained its quarterly $0.035 per share dividend.

During the fourth quarter of 2010, revenues decreased 6.2% to $75.6 million from $80.6 million in the third quarter of 2010. Compared to the fourth quarter of 2009, revenues increased by $14.4 million, or 23.5%, due to greater overall demand from customers in all of the Company's geographies and end markets.  Customer demand moderated in the fourth quarter of 2010 as the semiconductor industry completed its recovery from the downturn of 2008-2009.  Fourth quarter 2010 bookings seasonally declined from the third quarter 2010 levels, resulting in a book-to-bill ratio below one for the quarter.  The Company’s book-to-bill remained above one for the full year 2010 consistent with bookings being unusually high due to long lead times in the first half of the year followed by softer demand and shorter (more normal) lead times in the second half. Fourth quarter 2010 gross margin was 55.8%, as compared to 57.9% in the third quarter of 2010. This decrease in gross margin was primarily the result of reduced factory utilization combined with a greater mix of direct sales to customers serving consumer markets, which tend to carry lower gross margins. Net income for the fourth quarter of 2010 was $13.7 million, or $0.22 per basic and diluted share, as compared to net income of $14.9 million, or $0.24 per basic and diluted share for the third quarter of 2010, and net income of $4.1 million, or $0.07 per basic and diluted share, for the fourth quarter of 2009. Net income for the fourth quarter of 2009, which included a $6.5 million non-cash, pre-tax charge related to the impairment of certain semiconductor manufacturing equipment. During the fourth quarter of 2010, cash flows from operations were $14.3 million. The Company repurchased $2.9 million of its common stock during the fourth quarter of 2010 and also maintained its quarterly $0.035 per share dividend.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the year ended December 31, 2010, revenues increased 36% to $297.4 million from $218.9 million for the year ended December 31, 2009. This increase was due to greater overall demand from customers in all of the Company's geographies and end markets, which resulted from improved macro-economic conditions, an expanded sales force, solid operational execution and increased shipments of new products.  Gross margin for 2010 increased to 56.8%, from 52.0% for 2009. This increase was primarily due to improved factory utilization and, to a lesser extent, a reduced sales mix of lower margin products shipped to the wireless handset market as compared to 2009. Operating margin for 2010 was 25.2% which represents the highest level in a decade.  Net income increased over 200% in 2010 to $50.7 million, or $0.81 per diluted share, as compared to net income of $16.3 million, or $0.26 per diluted share in 2009. The 2010 diluted earnings per share of $0.81 was an all-time annual record for Micrel and surpassed its previous record of $0.75, which was achieved in 2000 when total revenues were 16% higher than revenues in 2010. The increase in diluted earnings per share was due in part to a 36% decrease in the number of diluted shares in 2010, as compared to 2000, as a result of the Company’s share repurchase program.  During 2010 cash, cash equivalents and short term investments increased more than 50% to $109.2 million as compared to 2009, and the Company generated $73.1 million in cash flows from operations. In addition, in 2010 the Company repurchased $16.1 million of its common stock, and paid $8.6 million in dividends to shareholders.

The Company derives a substantial portion of its net revenues from standard products. For 2010, 2009 and 2008 the Company's standard products sales accounted for 97%, 97%, and 95%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part I Item 1A of this Annual Report on Form 10-K. As a result of the foregoing or other factors, including global economic conditions, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition and results of operations or cash flows.

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

The Company allows certain distributors located in North America and Europe, and in certain countries in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these distributors until they have resold the Company’s products to their customers. Although revenue and related cost of sales are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment. As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of December 31, 2010, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	43.2	48.0	44.9
Gross profit	56.8	52.0	55.1
Operating expenses:
Research and development	15.6	21.3	21.2
Selling, general and administrative	16.0	17.1	17.1
Equipment impairment and restructuring charges (credits)	—	3.0	(0.4)
Proxy contest expense (credits)	—	(0.3)	1.6
Total operating expenses	31.6	41.1	39.5
Income from operations	25.2	10.9	15.6
Other income, net	0.2	0.3	1.1
Income before income taxes	25.4	11.2	16.7
Provision for income taxes	8.3	3.8	5.8
Net income	17.1%	7.4%	10.9%

Net Revenues. Net revenues increased 36% to $297.4 million for the year ended December 31, 2010 compared to $218.9 million in 2009. Standard product revenues, which represented 97% of net revenues, increased 36% to $289.3 million for the year ended December 31, 2010, compared to $212.6 million for 2009. Other products revenues, which consist primarily of custom and foundry product revenues, increased 28% to $8.0 million of net revenues for the year ended December 31, 2010, compared to $6.3 million for 2009. These increases were due to greater overall demand from customers in all of the Company's geographies and end markets, which resulted from improved macro-economic conditions, an expanded sales force, solid operational execution and increased shipments of new products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the year ended December 31, 2009, net revenues decreased 16% to $218.9 million compared to $259.4 million in 2008. Standard product revenues, which represented 97% of net revenues, decreased 14% to $212.6 million for the year ended December 31, 2009, compared to $246.6 million and 95% of net revenues for 2008. Other products revenues which consist primarily of custom and foundry product revenues, decreased 51% to $6.3 million of net revenues for the year ended December 31, 2009, compared to $12.7 million of net revenues for 2008. These decreases were the result of decreased unit shipments across all product lines and geographies due to a reduction in demand caused by the worldwide macroeconomic recession.

Customer demand for semiconductors can change quickly and unexpectedly. Historically, the Company’s revenue levels have been highly dependent on the amount of new orders for products to be delivered to the customer within the same quarter. Within the semiconductor industry, orders that are booked and shipped within the same quarter are called "turns fill" orders. When the turns fill level exceeds approximately 35% of quarterly revenues, it can be very difficult to predict near term revenues and income. The resulting lack of visibility into demand also makes it difficult to match product build with future demand as the Company's lead times to build its products may be substantially longer than order lead times.

As noted in Item 1A "Risk Factors" and above in the overview section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," a trend has developed over the last several years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

International sales represented 73%, 74% and 69% of net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Sales to customers in Asia represented 60% of net revenues for the year ended December 31, 2010 as compared to 61% of the Company’s net revenues for the year ended December 31, 2009 and 56% of the Company’s net revenues for the year ended December 31, 2008. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin increased to 57% for the year ended December 31, 2010 from 52% for 2009. This increase was primarily due to improved factory utilization and, to a lesser extent, a reduced sales mix of lower margin products shipped to the wireless handset market as compared to 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the year ended December 31, 2009, the Company's gross margin decreased to 52% from 55% for 2008. This decrease in gross margin resulted primarily from decreased manufacturing capacity utilization and decreased average selling prices in 2009 as compared to 2008.

Research and Development Expenses.  Research and development expenses as a percentage of net revenues represented 16% for the year ended December 31, 2010 compared to 21% for 2009. On a dollar basis, research and development expenses were relatively flat at $46.3 million for the year ended 2010 compared to $46.5 million for 2009. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

For the year ended December 31, 2009, research and development expenses decreased $8.4 million or 15% to $46.5 million from $54.9 million in 2008. This decrease was primarily due to decreased staffing levels and decreased prototype fabrication costs.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 16% for the year ended December 31, 2010 as compared to 17% for 2009. On an absolute dollar basis, selling, general and administrative expenses increased $10.3 million or 28% to $47.6 million for the year ended December 31, 2010 from $37.3 million for 2009. This increase was primarily due to increased sales headcount, increased sales commissions and increased bonus compensation accruals.

For the year ended December 31, 2009, selling, general and administrative expenses decreased $7.1 million or 16% to $37.3 million from $44.4 million for 2008. This decrease was primarily due to decreased staffing levels, decreased commission expenses, decreased advertising expenses and decreased profit sharing accruals.

Proxy Contest Expense (Credits). During the first quarter of 2008, the Company became engaged in a proxy contest with a small activist hedge fund, Obrem Capital Management LLC ("OCM").  This issue resulted in Micrel incurring incremental expenses of $4.2 million during 2008. These expenses consisted primarily of outside consulting and legal fees.  Subsequent to a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM, OCM agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.  During the fourth quarter of 2009, the Company negotiated a reduction in outside service fees related to the proxy contest and recorded a $550,000 credit.

Equipment impairment and restructuring charges (credits). During the fourth quarter of 2009, the Company recorded a $6.5 million charge for the impairment of certain excess semiconductor manufacturing equipment which was removed from service and was held for sale as of December 31, 2009. The $7.4 million net book value of the equipment held for sale was reduced to its estimated sales value of $910,000. Due to increased manufacturing output requirements which resulted from increased product demand in 2010, this equipment was placed back in service at $910,000 as of December 31, 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Share-Based Compensation. Share-based compensation costs for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company's results of operations for the years ended December 31, 2010, 2009 and 2008 were impacted by the recognition of non-cash expense related to the fair value of share-based compensation awards. During 2010, Micrel recorded $4.7 million in pre-tax share-based compensation expense, of which $798,000 is included in cost of revenues, $1.8 million is included in research and development expense and $2.1 million is included in sales, general and administrative expense.  During 2009, Micrel recorded $4.0 million in pre-tax share-based compensation expense, of which $670,000 is included in cost of revenues, $1.6 million is included in research and development expense and $1.7 million is included in sales, general and administrative expense.

Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

Provision for Income Taxes. For the year ended December 31, 2010, the provision for income taxes was $24.8 million, or 33% of income before taxes, as compared to 34% of income before taxes for 2009 and 35% of income before taxes for 2008.  The provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effects of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2010, consisted of cash and cash equivalents and short-term investments of $109.2 million and a $5 million revolving line of credit from a commercial bank.

The Company generated $73.1 million in cash flows from operating activities for the year ended December 31, 2010. Cash flows from operating activities were primarily attributable to net income of $50.7 million plus non-cash activities of $10.6 million (consisting primarily of $13.1 million in depreciation and amortization and $4.7 million in share-based compensation, offset in part by $7.5 million in deferred income taxes) combined with a $15.2 million increase in deferred income, a $5.6 million increase in accrued compensation and a $4.4 million increase in accounts payable, which were offset in part by a $7.8 million increase in accounts receivable, a $2.5 million increase in inventories, a $2.5 million increase in income taxes receivable and a $2.3 million increase in prepaid and other assets.

For the year ended December 31, 2009, the Company generated $37.6 million in cash flows from operating activities. Cash flows from operating activities were primarily attributable to net income of $16.3 million plus non-cash activities of $23.6 million (consisting primarily of $15.7 million in depreciation and amortization, $4.0 million in share-based compensation and a $6.5 million impairment of equipment, offset in part by $2.2 million in deferred income taxes benefits) combined with a $3.3 million decrease in inventory, a $2.8 million decrease in income taxes receivable and a $2.3 million increase in deferred income, which were partially offset by a $5.7 million increase in accounts receivable and a $4.3 million decrease in accrued compensation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company used $42.8 million of cash for investing activities during the year ended December 31, 2010, which was primarily comprised of $34.6 million for the purchase of short-term investments and $10.0 million for purchases of property, plant and equipment, which were offset in part by $1.5 million in proceeds from the sale of long-term investments.

During the year ended December 31, 2009, the Company generated $14.4 million of cash from investing activities, which was primarily comprised of $26.6 million from the net proceeds of sales of short-term investments, offset in part by $12.1 million for purchases of property, plant and equipment, which included approximately $6 million for the purchase of the Company’s previously leased headquarters facility.

The Company used $26.4 million of cash for financing activities during the year ended December 31, 2010, primarily for the repurchase of $16.1 million of the Company's common stock, $8.6 million for the payment of cash dividends and $8.6 million in repayments of long-term debt, which were partially offset by $6.8 million in proceeds from employee stock transactions.

During the year ended December 31, 2009, the Company used $29.5 million of cash for financing activities primarily for the repurchase of $32.4 million of the Company's common stock, $8.9 million for the payment of cash dividends and $3.6 million in repayments of long-term debt, which were partially offset by $15.0 million in proceeds from long-term debt borrowing.

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment and make facility improvements during the next 12 months primarily for manufacturing equipment and additional research and development related software and equipment.

On January 27, 2011, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable February 23, 2011 to shareholders of record on February 9, 2011.

Under the Company’s stock repurchase program, as of December 31, 2010, the Company was authorized to repurchase an additional $13.9 million of its common stock.

The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for at least the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

At December 31, 2010, the Company held $14.0 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of December 31, 2010.  The fair value of these notes, $12.2 million, has been classified as long-term investments as of December 31, 2010. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2010, the Company had cash and cash equivalents of $109.2 million.  Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of December 31, 2010, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$2,857	$2,857	$—	$—	$—
Operating leases	1,953	1,009	843	101	—
Open purchase orders	16,000	16,000	—	—	—
Total	$20,810	$19,866	$843	$101	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5 million line of credit for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility and a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. As of December 31, 2010, the Company had borrowed $15 million under the term loan facility, of which $12.1 million was repaid and had no borrowings under the line of credit facility.

As of December 31, 2010, the Company had $9.6 million of non-current unrecognized tax benefits, $2.2 million of which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $7.4 million liability consists of $5.6 million included in long-term income taxes payable and $1.8 million included in current income taxes payable. The Company does not anticipate a significant change to the $5.6 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2010, the Company held $14.0 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of December 31, 2010. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of December 31, 2010, the Company has recorded a $1.8 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At December 31, 2010, the Company had no fixed-rate long-term debt subject to interest rate risk.

At December 31, 2010, the Company held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The notional amount of the outstanding interest rate swap contract at December 31, 2010 was $1.4 million. The Company currently intends to hold the interest rate swap contract to maturity. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2010, the fair value of the interest rate swap would decline by an immaterial amount.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are set forth on pages 47 through 73 and supplementary data are set forth on pages 74 through 75, which follow Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepting accounting principles.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. In addition, any projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in the report entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in "Internal Control - Integrated Framework," management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 "Exhibits and Financial Statement Schedules" of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and officers of the Company is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders under the captions "Election of Directors" and "Certain Information with Respect to Executive Officers," respectively, and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Company has an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and "audit committee financial experts" is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders under the captions, "Committees and Meetings of the Board of Directors" and "Board Committees".

The information concerning compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders under the caption "Section 16(A) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and is incorporated herein by reference.  The Company’s code of ethics can also be viewed at www.micrel.com.  Information regarding the Company’s code of conduct, also known as the "Worldwide Standards of Business Conduct" is set forth in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders under the caption "Certain Transactions" and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is included under the caption "Compensation Discussion and Analysis" and "Executive Compensation" in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning compensation committee interlocks and insider participation is included under the captions "Compensation Committee Interlocks and Insider Participation" in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning the Compensation Committee Report is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.  Such information shall be deemed "furnished" and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed incorporated by reference into any filing of the Company as a result of furnishing the disclosure in this manner except to the extent incorporated by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions "Certain Transactions" "Director Independence" and "Board Committees" in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Independent Registered Public Accounting Firm" in the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a) 1.
Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Report on the pages indicated:

		Page
	Report of Independent Registered Public Accounting Firm	47
	Consolidated Balance Sheets as of December 31, 2010 and 2009	48
	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	49
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008	50
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	51
	Notes to Consolidated Financial Statements	52

2.
Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2010, 2009 and 2008, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

	Schedule II	Valuation and Qualifying Accounts	75

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders' of Micrel Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Micrel Incorporated and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2011

MICREL, INCORPORATED
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(In thousands, except share amounts)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,738	$70,898
Short-term investments	34,497	—
Accounts receivable, less allowances: 2010, $3,925; 2009, $3,018	34,131	26,330
Inventories	36,709	34,191
Income taxes receivable	6,547	4,011
Prepaid expenses and other	2,718	1,449
Deferred income taxes	25,022	18,465

Total current assets	214,362	155,344

LONG-TERM INVESTMENTS	12,166	12,692
PROPERTY, PLANT AND EQUIPMENT, NET	64,517	67,644
INTANGIBLE ASSETS, NET	255	509
DEFERRED INCOME TAXES, NET	9,740	9,381
OTHER ASSETS	1,413	388
TOTAL	$302,453	$245,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,672	$15,342
Accrued compensation	8,451	2,819
Accrued commissions	2,067	1,657
Other accrued liabilities	1,455	1,284
Deferred income on shipments to distributors	38,646	23,405
Current portion of long-term debt	2,857	8,571
Total current liabilities	73,148	53,078

LONG-TERM DEBT, NET	—	2,857
LONG-TERM INCOME TAXES PAYABLE	5,664	4,672
Total liabilities	78,812	60,607

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value – authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value – authorized: 250,000,000 shares; issued and outstanding: 2010 – 61,604,160; 2009 – 62,348,268	2,401	1,210
Accumulated other comprehensive loss	(1,212)	(1,759)
Retained earnings	222,452	185,900
Total shareholders’ equity	223,641	185,351
TOTAL	$302,453	$245,958

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)

	2010	2009	2008

NET REVENUES	$297,366	$218,887	$259,360

COST OF REVENUES(1)	128,535	105,134	116,351

GROSS PROFIT	168,831	113,753	143,009

OPERATING EXPENSES:
Research and development(1)	46,271	46,522	54,947
Selling, general and administrative(1)	47,590	37,325	44,405
Proxy contest expense (credits)	—	(550)	4,153
Equipment impairment and restructuring charges (credits)	—	6,514	(842)
Total operating expenses	93,861	89,811	102,663

INCOME FROM OPERATIONS	74,970	23,942	40,346

OTHER INCOME:
Interest income	566	828	2,936
Interest expense	(223)	(272)	(57)
Other income	149	132	57
Total other income, net	492	688	2,936

INCOME BEFORE INCOME TAXES	75,462	24,630	43,282

PROVISION FOR INCOME TAXES	24,754	8,336	15,025

NET INCOME	$50,708	$16,294	$28,257

NET INCOME PER SHARE:
Basic	$0.82	$0.26	$0.40
Diluted	$0.81	$0.26	$0.40

WEIGHTED-AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	62,030	63,576	70,549
Diluted	62,557	63,644	70,653

Cash dividends per common share	$0.14	$0.14	$0.14

(1) Share- based compensation included in:
Cost of revenues	$798	$670	$974
Research and development	1,808	1,619	2,086
Selling, general and administrative	2,119	1,675	2,119

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except share amounts)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders'	Comprehensive
	Shares	Amount	Income (Loss)	Earnings	Equity	Income
Balances, December 31, 2007	74,001,360	$—	$(32)	$237,175	$237,143

Net income	—	—	—	28,257	28,257	$28,257
Other comprehensive income, change in net unrealized losses from investments, net of tax			(2,212)		(2,212)	(2,212)
Comprehensive income						$26,045
Share-based compensation	—	5,159	—	—	5,159
Payment of cash dividends	—	—	—	(9,540)	(9,540)
Repurchases of common stock	(7,241,187)	(9,085)	—	(45,242)	(54,327)
Employee stock transactions	548,726	4,254	—	—	4,254
Tax effect of employee stock transactions	—	(328)	—	—	(328)
Balances, December 31, 2008	67,308,899	—	(2,244)	210,650	208,406

Net income	—	—	—	16,294	16,294	$16,294
Other comprehensive income, change in net unrealized losses from investments, net of tax			485		485	485
Comprehensive income						$16,779
Share-based compensation	—	4,007	—	—	4,007
Payment of cash dividends	—	—	—	(8,888)	(8,888)
Repurchases of common stock	(5,020,920)	(292)	—	(32,156)	(32,448)
Employee stock transactions	60,289	394	—	—	394
Tax effect of employee stock transactions	—	(2,899)	—	—	(2,899)
Balances, December 31, 2009	62,348,268	1,210	(1,759)	185,900	185,351

Net income	—	—	—	50,708	50,708	$50,708
Other comprehensive income, change in net unrealized losses from investments, net of tax			547		547	547
Comprehensive income						$51,255
Share-based compensation	—	4,722	—	—	4,722
Payment of cash dividends	—	—	—	(8,646)	(8,646)
Repurchases of common stock	(1,594,089)	(10,543)	—	(5,510)	(16,053)
Employee stock transactions	849,981	6,861	—	—	6,861
Tax effect of employee stock transactions	—	151	—	—	151
Balances, December 31, 2010	61,604,160	$2,401	$(1,212)	$222,452	$223,641

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,708	$16,294	$28,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,091	15,684	19,227
Share-based compensation	4,725	3,964	5,179
Tax benefit on the exercise of employee stock options	311	16	230
Equipment impairment	—	6,514	—
Loss or (gain) on disposal of assets	11	(173)	(110)
Accrued rent	—	(272)	(63)
Deferred income tax provision (benefit)	(7,526)	(2,167)	1,777
Changes in operating assets and liabilities:
Accounts receivable	(7,801)	(5,687)	8,971
Inventories	(2,522)	3,292	(1,799)
Income taxes receivable	(2,536)	2,772	(3,841)
Prepaid expenses and other assets	(2,294)	392	1,853
Accounts payable	4,367	(530)	(2,645)
Accrued compensation	5,632	(4,263)	(1,576)
Accrued commissions	410	(709)	373
Income taxes payable	1,110	204	1,508
Other accrued liabilities	171	36	(2,277)
Deferred income on shipments to distributors	15,241	2,269	(1,741)
Net cash provided by operating activities	73,098	37,636	53,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,760)	(12,133)	(11,044)
Purchases of investments	(34,589)	(29,210)	(29,852)
Proceeds from sales and maturities of investments	1,500	55,776	14,474
Net cash provided (used) in investing activities	(42,849)	14,433	(26,422)
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	—	15,000	—
Repayments of debt	(8,571)	(3,572)	—
Proceeds from the issuance of common stock	6,861	394	3,242
Repurchase of common stock	(16,053)	(32,448)	(53,237)
Payments of cash dividends	(8,646)	(8,888)	(9,540)
Net cash used in financing activities	(26,409)	(29,514)	(59,535)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,840	22,555	(32,634)
CASH AND CASH EQUIVALENTS - Beginning of year	70,898	48,343	80,977
CASH AND CASH EQUIVALENTS - End of year	$74,738	$70,898	$48,343
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$223	$272	$68
Income taxes	$33,125	$7,481	$15,240

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Micrel, Incorporated and its wholly-owned subsidiaries (the "Company") develops, manufactures and markets analog, mixed-signal and digital semiconductor devices. The Company also provides custom and foundry services which include silicon wafer fabrication, integrated circuit ("IC") assembly and testing. The Company’s standard ICs are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computer, communication, and industrial markets. The Company’s custom circuits and wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer, automotive and military applications. The Company produces the majority of its wafers at the Company’s wafer fabrication facilities located in San Jose, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities primarily located in Malaysia, Taiwan and China.

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

Use of Estimates — In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for doubtful accounts receivable, allowances for product returns and price adjustments, provisions for obsolete and slow moving inventory, share-based compensation, income taxes, litigation, valuation of auction rate securities and accruals for other liabilities. Actual results could differ from those estimates.

Cash Equivalents — The Company considers all highly liquid debt instruments purchased with remaining maturities of three months or less to be cash equivalents.

Investments — Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of December 31, 2010, consist primarily of liquid municipal and corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of December 31, 2010, consist of auction rate notes secured by student loans and are classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

A summary of the Company’s short-term investments at December 31, 2010 is as follows (in thousands):

	As of December 31, 2010
	Cost	Gross Gains	Gross Losses	Fair Value
Municipal and Corporate Debt Securities	$32,583	$1	$98	$32,486
Certificates of Deposits	2,011	—	—	2,011
Total	$34,594	$1	$98	$34,497

There were no short-term investments at December 31, 2009.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of December 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds	$63,659	$4,474	$—	$68,133
Municipal and corporate debt securities	36,506	—	—	36,506
Auction rate notes	—	—	12,166	12,166
Total	$100,165	$4,474	$12,166	$116,805

	Fair Value Measurements as of December 31, 2009
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds	$63,706	$4,471	$—	$68,177
Auction rate notes	−	−	12,692	12,692
Total	$63,706	$4,471	$12,692	$80,869

As of December 31, 2010, the Company had approximately $12.2 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of December 31, 2010. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 23 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of December 31, 2010 and December 31, 2009. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of December 31, 2010, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ rating as of that date.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of December 31, 2010 and 2009. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of December 31, 2010, the Company determined there was a cumulative decline in the fair value of its auction rate notes of approximately $1.8 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company believes it will recover its cost basis in these investments.

For the year ended December 31, 2010 the changes in the Company’s Level 3 securities (consisting of auction rate notes) are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2009	$12,692
Transfers in and/or out of Level 3	—
Total gains, before tax	974
Settlements	(1,500)
Ending balance, December 31, 2010	$12,166

Certain Significant Risks and Uncertainties — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, bank certificates of deposit, money market funds and auction rate notes and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2010, three world-wide distributors and an Asian based stocking representative accounted for 23%, 17%, 10% and 11%, respectively, of total accounts receivable. At December 31, 2009, three world-wide distributors and an original equipment manufacturer ("OEM") accounted for 19%, 18%, 10% and 11%, respectively, of total accounts receivable.

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
Years Ended December 31, 2010, 2009 and 2008

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

Intangible Assets — Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Components of intangible assets were as follows (in thousands):

	As of December 31, 2010			As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$—	$8,718	$8,718	$—
Patents and tradename	2,886	2,631	255	10,318	9,809	509
Customer relationships	1,455	1,455	—	1,455	1,455	—
	$13,059	$12,804	$255	$20,491	$19,982	$509

Total intangible amortization expense for the years ended December 31, 2010, 2009 and 2008 was $254,000, $829,000 and $1.7 million, respectively. As of December 31, 2010, estimated future intangible amortization expense for intangible assets is expected to be approximately $255,000 in 2011.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

In 2009, the Company recorded a $6.5 million charge for the impairment of certain excess semiconductor manufacturing equipment which was removed from service and was held for sale as of December 31, 2009. The $7.4 million net book value of the equipment held for sale was reduced to its estimated sales value of $910,000. Due to increased manufacturing output requirements which resulted from increased product demand in 2010, this equipment was placed back in service as of December 31, 2010.

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
Years Ended December 31, 2010, 2009 and 2008

Litigation — An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

Warranty Costs — The Company warrants products against defects for a period of up to 30 days. The majority of Micrel's product warranty claims are settled through the return of defective product and the reshipment of replacement product. Warranty returns are included in Micrel's allowance for returns, which is based on historical return rates. Actual future returns could be different than the returns allowance established. In addition, Micrel accrues a liability for specific warranty costs that are expected to be settled other than through product return and replacement. As of December 31, 2010 and 2009, respectively, accrued warranty expenses were immaterial amounts. Future actual warranty costs may be different from the accrued warranty expense.

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

Advertising Expenses — The Company expenses advertising costs to selling, general and administrative expense as incurred. Advertising expenses for 2010, 2009 and 2008 were $1.0 million, $472,000 and $1.6 million respectively.

Income Taxes — Deferred tax assets and liabilities result from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards.  The Company had net current deferred tax assets of $25.0 million and net long-term deferred tax assets of $9.7 million as of December 31, 2010.  The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

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

Net Income per Share — Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. Reconciliation of weighted-average shares used in computing earnings per share is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Weighted-average common shares outstanding	62,030	63,576	70,549
Dilutive effect of stock options outstanding, using the treasury stock method	527	68	104
Shares used in computing diluted earnings per share	62,557	63,644	70,653

For the years ended December 31, 2010, 2009 and 2008, 4.0 million, 4.8 million and 9.2 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they are anti-dilutive.

Fair Value of Financial Instruments — Financial instruments included in the Company’s consolidated balance sheets at December 31, 2010 and 2009, consist of cash, cash equivalents, accounts receivable, accounts payable and investments. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair value of investments are based on quoted market prices or valuation models for investments for which quoted market prices are unavailable.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (the "FASB") issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The Company adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance had no impact on the Company’s consolidated results of operations or financial condition.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

3.	INVENTORIES

Inventories at December 31 consist of the following (in thousands):

	2010	2009
Finished goods	$14,304	$11,139
Work in process	20,907	21,467
Raw materials	1,498	1,585
	$36,709	$34,191

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consist of the following (in thousands):

	2010	2009
Manufacturing equipment	$173,967	$169,392
Land	8,101	8,137
Buildings and improvements	53,385	53,193
Office furniture and research equipment	14,493	13,612
Assets held for sale	—	910
	249,946	245,244
Accumulated depreciation and amortization	(185,429)	(177,600)
	$64,517	$67,644

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $12.8 million, $14.9 million and $17.5 million, respectively.

5.	BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5 million line of credit available for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility. As of December 31, 2010, the Company had no borrowings under the line of credit. Interest under the line of credit facility will accrue based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.00%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.25% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.25%.

The agreement includes certain restrictive covenants and, as of December 31, 2010, the Company was in compliance with such covenants.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

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

	December 31,	December 31,
	2010	2009
Notes payable bearing variable interest at 1 month LIBOR plus 2.25%	$2,857	$11,428
Current portion	(2,857)	(8,571)
Long-term debt	$—	$2,857

As of December 31, 2010 and 2009, the estimated fair value of the Company’s notes payable was not materially different than its respective carrying value.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2009, the Company entered into an interest rate swap contract (the "Swap"), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company has economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $1.4 million of the Company’s notes payable as of December 31, 2010. The Company will experience variability in future interest payments for the remaining $1.4 million unhedged portion of the Company’s notes payable. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap is considered a cash flow hedge.

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

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of December 31, 2010, the notional amount of the outstanding interest rate swap contract was $1.4 million. The effect of derivative instruments on the Statement of Operations for the years ended December 31, 2010 and 2009 was not material. The fair values of the Company’s derivative assets and liabilities as of December 31, 2010 and 2009 were not material. The Company will continue to revaluate the fair value of the derivative instrument at each period end and record corresponding impact on the balance sheet and Statement of Operations.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

7.	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2010. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Stock Repurchase Plan

In February 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30 million is expended. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans and employee stock purchase plan. During the year ended December 31, 2010, the Company repurchased 1,594,089 shares of its common stock for an aggregate price of $16.1 million, of which $10.6 million reduced common stock and the remaining $5.5 million was applied to retained earnings.

Incentive Award Plans

The Company has in effect incentive stock plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company’s 1994 Stock Option Plan and 2000 Non-Qualified Stock Incentive Plan have expired and new options may no longer be granted under these plans. Under the 2003 Incentive Award Plan there were 2,687,453 shares available for future grants as of December 31, 2010. Options granted under the 2003 Incentive Award Plan typically become exercisable in cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant. At December 31, 2010, there were 10,717,018 total shares reserved for future issuance under the Company’s incentive stock plans.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

Option activity under the Company’s incentive stock plans is as follows:
	Number of Shares	Weighted Avg. Exercise Price Per Share
Outstanding, December 31, 2007 (7,638,949 exercisable at a weighted average price of $13.83 per share)	12,013,044	$12.97
Granted	1,556,815	7.39
Exercised	(516,719)	7.72
Canceled	(2,527,129)	12.72
Outstanding, December 31, 2008 (6,345,428 exercisable at a weighted average price of $14.07 per share and a weighted average remaining contractual life of 5.6 years)	10,526,011	12.46
Granted	2,789,245	7.42
Exercised	(22,305)	5.30
Canceled	(5,587,954)	14.18
Outstanding, December 31, 2009 (3,170,359 exercisable at a weighted average price of $11.18 per share and a weighted average remaining contractual life of 4.8 years)	7,704,997	9.41
Granted	1,528,990	10.36
Exercised	(785,633)	8.13
Canceled	(564,549)	10.84
Outstanding, December 31, 2010 (3,430,038 exercisable at a weighted average price of $10.74 per share and a weighted average remaining contractual life of 4.7 years)	7,883,805	$ 9.65

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the years ended December 31, 2010, 2009 and 2008 was $4.07, $2.98 and $3.40 per share, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2010, 2009 and 2008 was $2.4 million, $51,000 and $1.0 million, respectively. During the years ended December 31, 2010, 2009 and 2008, the amount of cash received from the exercise of stock options was $6.5 million, $118,000 and $3.0 million, respectively. The net tax benefit realized from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options was $311,000, $16,000 and $230,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Additional information regarding options outstanding as of December 31, 2010 is as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining	Weighted Avg.		Weighted Avg.
Range of	Number	Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (yrs)	Per Share	Exercisable	Per Share
$ 4.72 to $ 7.00	674,470	7.5	$ 6.56	185,700	$ 6.55
$ 7.01 to $ 7.46	773,264	8.3	7.22	123,046	7.18
$ 7.47 to $ 7.47	1,002,128	3.8	7.47	274,216	7.47
$ 7.48 to $ 8.00	555,188	8.5	7.77	84,644	7.79
$ 8.01 to $ 9.00	651,463	6.9	8.46	335,174	8.51
$ 9.01 to $10.00	1,056,350	6.9	9.60	458,603	9.59
$10.01 to $11.00	1,449,632	5.9	10.57	811,760	10.63
$11.01 to $13.00	934,265	6.3	12.05	581,267	12.03
$13.01 to $16.00	474,945	6.1	13.74	279,528	13.95
$16.01 to $49.50	312,100	3.1	17.70	296,100	17.78
$ 4.72 to $49.50	7,883,805	6.4	$ 9.65	3,430,038	$10.74

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

As of December 31, 2010, the aggregate pre-tax intrinsic value (which is the amount by which the $12.99 closing price of the Company's common stock at December 31, 2010 exceeded the exercise price of the in the money options) of options outstanding and options exercisable was approximately $2.8 million and $671,000, respectively. As of December 31, 2010, the estimated number of options exercisable and expected to vest was 6.5 million shares with a weighted average remaining contractual life of 6 years and estimated aggregate intrinsic value of $2.2 million.

The 2003 Plan also provides for the use of incentive awards other than stock options.  In October 2007, the Company’s Compensation Committee approved a plan to begin granting Restricted Stock Units ("RSU"s) to employees in accordance with the provisions of the 2003 Plan. The Company’s RSUs vest one third on each of the third, fourth and fifth annual anniversaries of the grant date. Information with respect to outstanding restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2007	—	$ —
Granted	54,999	7.89
Vested	—
Forfeited	(2,566)	8.36
Outstanding, December 31, 2008	52,433	7.87
Granted	46,470	7.01
Vested	—
Forfeited	(7,480)	8.54
Outstanding, December 31, 2009	91,423	7.40
Granted	54,670	10.33
Vested	—
Forfeited	(333)	9.46
Outstanding, December 31, 2010	145,760	$ 8.36

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

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

Accounting for Share-based Compensation

Share-based compensation costs for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company has utilized the Black-Scholes option pricing model to determine the fair value for stock option grants.  The fair value of stock option grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) is shown in the financing activities section of the consolidated statements of cash flows.

The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected life (years)	5.9	6.7	6.2
Stock volatility	40.9%	43.0%	49.3%
Risk free interest rates	2.2%	2.9%	2.8%
Dividends during expected terms	1.3%	1.8%	1.6%

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
Years Ended December 31, 2010, 2009 and 2008

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

The following table shows total share-based compensation expense recognized in the Consolidated Statement of Operations for 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of revenues	$798	$670	$974
Research and development	1,808	1,619	2,086
Selling, general and administrative	2,119	1,675	2,119
Pre-tax share-based compensation expense	4,725	3,964	5,179
Less income tax effect	1,657	990	1,105
Net share-based compensation expense	$3,068	$2,974	$4,074

Total share-based compensation cost capitalized as part of inventory as of December 31, 2010 and 2009 was $142,000 and $145,000, respectively. At December 31, 2010, there was $12.2 million of total unrecognized compensation cost related to non-vested stock option and RSU awards which is expected to be recognized over a weighted-average period of 3.6 years.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan ("ESPP"), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2,000,000 shares. Shares of Common Stock issued under the ESPP during 2010, 2009 and 2008 were 30,688, 37,984 and 32,007, respectively, at weighted average prices of $10.35, $7.31 and $8.36, respectively. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.

8.	INCOME TAXES

The income tax provisions for the years ended December 31, 2010, 2009 and 2008, as a percentage of income before taxes, were 33%, 34% and 35%, respectively.  The income tax provision for such periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 is as follows:

	2010	2009	2008
Statutory federal income tax rate	35%	35%	35%
Research and development credit	(1)	(3)	(2)
Qualified production activities credit	(3)	(1)	(1)
State income taxes (net of federal income tax benefit)	2	(1)	1
Non-deductible stock compensation	—	2	2
Other	—	2	—
Effective tax rate	33%	34%	35%

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$29,086	$7,241	$12,892
State	2,584	54	1,332
Total current	31,670	7,295	14,224

Deferred:
Federal	(6,439)	1,544	1,902
State	(477)	(503)	(1,101)
Total deferred	(6,916)	1,041	801
Total provision	$24,754	$8,336	$15,025

Pre-tax income from non-U.S. jurisdictions was not material in all periods presented.

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $25.0 million and net long-term deferred tax assets of $9.7 million as of December 31, 2010. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

Deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Accruals and reserves not currently deductible	$9,793	$9,075
Deferred income	14,908	9,074
Tax net operating loss and credit carryforwards	10,400	10,530
Non-qualified stock compensation	3,178	2,305
Capitalized research and development	213	315
Unrealized impairment of auction rate securities	707	1,043
Total deferred tax assets	39,199	32,342

Deferred tax liabilities:
Depreciation	(4,349)	(4,408)
State income taxes	(88)	(88)
Total deferred tax liability	(4,437)	(4,496)
Net deferred tax assets (current and non-current)	$34,762	$27,846

Included in net deferred tax assets are net operating loss and credit carryforwards. Due to the Company's acquisition of Synergy in 1998, the Company has available pre-ownership change federal net operating loss carryforwards of approximately $2.5 million which will expire in the years 2011 through 2014 if not utilized. Under Section 382 of the Internal Revenue Code, these pre-ownership changes in net operating loss carryforwards are subject to an annual limitation. The Company believes that it is more likely than not that these net operating loss carryforwards will be utilized before expiration. In addition, the Company has available state research and development credit carryforwards of approximately $18.0 million, of which approximately $2.3 million represents pre-ownership change carryforwards subject to the Section 383 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

As of December 31, 2010, the gross liability for uncertain tax positions was $12.5 million and the net liability, reduced for the federal effects of potential state tax exposures, was $9.6 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $9.6 million would favorably affect the Company’s tax provision in such future periods. Included in the $9.6 million is $2.2 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $7.4 million liability consists of $5.6 million included in long-term income taxes payable and $1.8 million included in current income taxes payable. The Company does not anticipate a significant change to the $5.6 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2010	$6,723
Additions based on tax positions related to the current year	1,128
Additions for tax positions related to prior years	2,033
Subtractions for tax positions related to prior years	(285)
Balance at December 31, 2010	$9,599

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

During 2010, the Company recognized $285,000 of previously unrecognized tax benefits due to expiration of statutes of limitations.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of December 31, 2010 and 2009, the Company had $743,000 and $478,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2007 and forward. Significant state tax jurisdictions include California, New York and Texas, and generally, the Company is subject to routine examination for years 2005 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2003 and forward in various immaterial foreign tax jurisdictions in which it operates.

9.	COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases some of its facilities and equipment under operating lease agreements that expire in the years 2011 through 2015. Rent expense is recognized on a straight-line basis over the term of the lease. Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
2011	$1,009
2012	543
2013	300
2014	91
2015	10
Total	$1,953

Rent expense under operating leases for the years ended December 31, 2010, 2009, and 2008 was $1.1 million, $1.7 million and $2.2 million, respectively.

Open Purchase Orders

As of December 31, 2010, the Company had approximately $16 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company's contractual commitments.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

Letters of Credit

Micrel's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2010 there was $325,000 in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

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

The Company has a profit-sharing and deferred compensation plan (the "Plan"). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $693,000 in contributions for the year ended December 31, 2010 and made $218,000 and $587,000 in contributions to the Plan for the years ended December 31, 2009 and 2008, respectively. Participants vest in Company contributions ratably over six years of service.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

11.	LITIGATION

On January 18, 2011, Advanced Processor Technologies, LLC (“APT”) filed a complaint against the Company and eight other semiconductor companies, entitled Advanced Processor Technologies, LLC v. Analog Devices, Inc., et al. in the United States District Court, Eastern District of Texas in Marshall, Texas, alleging infringement of two patents owned by APT.  The complaint in the lawsuit seeks unspecified compensatory damages and either a reasonable royalty or injunctive relief against further infringement of the APT patents at issue.  The Company intends to defend itself against these claims.

From time to time, claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of December 31, 2010, the Company believes it is not reasonably likely that an unrecorded material loss has been incurred. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

Net Revenues by Segment (in thousands):	Years Ended December 31,
	2010	2009	2008
Standard Products	$289,347	$212,606	$246,644
Other Products	8,019	6,281	12,716
Total net revenues	$297,366	$218,887	$259,360

For the year ended December 31, 2010, no OEM customer accounted for more than 10% of the Company's net revenues and two worldwide distributors accounted for 19% and 17%, respectively, of the Company's net revenues. For the year ended December 31, 2009, one OEM customer accounted for 12% of the Company's net revenues and two worldwide distributors accounted for 19% and 13%, respectively, of the Company's net revenues. For the year ended December 31, 2008, no OEM customer accounted for more than 10% of the Company's net revenues and one worldwide distributor, accounted for 13% of the Company's net revenues.

For the year ended December 31, 2010, the Company recorded revenue from customers throughout the United States; Canada and Mexico (collectively referred to as "Other North American Countries"); the U.K., Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as "Europe"); Korea; Taiwan; Singapore; China; Japan; Hong Kong, Malaysia and other Asian countries (collectively referred to as "Other Asian Countries"). Revenues by major geographic area are based on the geographic location of the OEMs or the distributors who have purchased the Company's products. The geographic locations of the Company's distributors may be different from the geographic locations of the end customers.

Geographic Information (in thousands):
	Years Ended December 31,
	2010		2009		2008
	Total Net Revenues	Long-Lived Assets(1)	Total Net Revenues	Long-Lived Assets(1)	Total Net Revenues
United States of America	$78,673	$58,458	$51,843	$62,625	$59,339
Other North American Countries	2,570	—	4,894	—	19,990
Korea	37,277	31	36,400	43	40,658
Taiwan	25,741	1,545	17,626	696	24,438
Singapore	30,644	6	26,083	13	24,980
China	22,845	1,800	15,665	1,409	18,923
Hong Kong	39,262	19	21,862	—	18,033
Japan	20,498	10	15,177	16	15,654
Other Asian Countries	1,590	2,548	1,448	2,707	2,038
Europe	38,266	100	27,889	135	35,307
Total	$297,366	$64,517	$218,887	$67,644	$259,360

(1) Long-lived assets consist of property, plant and equipment.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2010, 2009 and 2008

13.           EQUIPMENT IMPAIRMENT AND RESTRUCTURING

In 2009, the Company recorded a $6.5 million charge for the impairment of certain excess semiconductor manufacturing equipment which was removed from service and was held for sale as of December 31, 2009. The $7.4 million net book value of the equipment held for sale was reduced to its estimated sales value of $910,000. Due to increased manufacturing output requirements which resulted from increased product demand in 2010, this equipment was placed back in service at $910,000 as of December 31, 2010.

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

14.           PROXY CONTEST EXPENSE

During the first quarter of 2008, the Company became engaged in a proxy contest with a small activist hedge fund, Obrem Capital Management LLC ("OCM").  This issue resulted in Micrel incurring incremental expenses on this matter of $4.2 million in 2008. During the fourth quarter of 2009, the Company negotiated a reduction in outside service fees related to the proxy contest and recorded a $550,000 credit. These expenses consist primarily of outside consulting and legal fees.  Subsequent to a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM, OCM agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.

15.           DIVIDENDS

During the years ended December 31, 2010, 2009 and 2008 the Company paid cash dividends of $8.6 million, $8.9 million and $9.5 million, respectively, representing $0.14 per outstanding share, respectively.

16.           SUBSEQUENT EVENT

On January 27, 2011, the Company's Board of Directors declared a $0.035 per common share cash dividend, payable February 23, 2011 to shareholders of record on February 9, 2011.

SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY — UNAUDITED

(in thousands, except per share amounts)	Three Months Ended 2010
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$67,192	$73,911	$80,626	$75,637
Gross profit	$37,219	$42,689	$46,689	$42,234
Net income	$9,711	$12,356	$14,920	$13,721
Net income per share:
Basic	$0.16	$0.20	$0.24	$0.22
Diluted	$0.16	$0.20	$0.24	$0.22

Weighted-average shares used in computing per share amounts:
Basic	62,346	62,430	61,936	61,501
Diluted	62,548	63,191	62,311	62,559

Cash dividends per common share	$0.035	$0.035	$0.035	$0.035

(in thousands, except per share amounts)	Three Months Ended 2009
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$46,986	$51,798	$58,872	$61,231
Gross profit	$23,617	$26,566	$30,936	$32,634
Net income (1)	$1,546	$3,867	$6,801	$4,080
Net income per share:
Basic	$0.02	$0.06	$0.11	$0.07
Diluted	$0.02	$0.06	$0.11	$0.07

Weighted-average shares used in computing per share amounts:
Basic	66,175	63,525	62,322	62,338
Diluted	66,223	63,573	62,545	62,409

Cash dividends per common share	$0.035	$0.035	$0.035	$0.035
__________
(1) During the fourth quarter of 2009, the Company recorded a $6.5 million charge for the impairment of certain excess semiconductor manufacturing equipment which was removed from service and was held for sale as of December 31, 2009. The $7.4 million net book value of the equipment held for sale was reduced to its estimated sales value of $910,000.

 SCHEDULE II

MICREL, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, 2009, and 2008
(In thousands)

Description	Balance at Beginning of Year	Allowance Additions or (Reductions)	Returns and Price Adjustments	Bad Debt Write-offs	Balance at End of Year

Year Ended December 31, 2010
Allowances for OEM and Stocking Representative returns and price adjustments	$1,272	$2,164	$(2,441)	$—	$995
Allowances for unclaimed distributor price adjustments(1)	1,701	72,746	(71,562)	—	2,885
Allowances for doubtful accounts	45	—	—	—	45
Total allowances	$3,018	$74,910	$(74,003)	$—	$3,925

Year Ended December 31, 2009
Allowances for OEM and Stocking Representative returns and price adjustments	$1,284	$2,718	$(2,730)	$—	$1,272
Allowances for unclaimed distributor price adjustments(1)	1,498	52,282	(52,079)	—	1,701
Allowances for doubtful accounts	155	(110)	—	—	45
Total allowances	$2,937	$54,890	$(54,809)	$—	$3,018

Year Ended December 31, 2008
Allowances for OEM and Stocking Representative returns and price adjustments	$1,589	$2,464	$(2,769)	$—	$1,284
Allowances for unclaimed distributor price adjustments(1)	2,468	50,564	(51,534)	—	1,498
Allowances for doubtful accounts	155	—	—	—	155
Total allowances	$4,212	$53,028	$(54,303)	$—	$2,937

___________
(1) The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received from the distributor and recorded by the Company. This allowance typically represents approximately one to three weeks of unclaimed price adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 28th day of February, 2011.

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

Signature	Title	Date

/S/ Raymond D. Zinn Raymond D. Zinn	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2011
/S/ Clyde R. Wallin Clyde R. Wallin	Vice President, Finance and Human Resources and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011
/S/ John E. Bourgoin John E. Bourgoin	Director	February 22, 2011
/S/ Michael J. Callahan Michael J. Callahan	Director	February 22, 2011
/S/ Daniel Heneghan Daniel Heneghan	Director	February 22, 2011
/S/ Neil J. Miotto Neil J. Miotto	Director	February 22, 2011
/S/ Frank W. Schneider Frank W. Schneider	Director	February 22, 2011

Micrel, Incorporated
Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
3.3	Amended and Restated Bylaws of the Registrant. (9)
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant. (7)
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
4.2
Rights Agreement, dated as of March 24, 2008, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent, which includes the form of Certificate of Determination of the Series A Participating Preferred Stock of Micrel, Incorporated as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. (14)

4.3
First Amendment to Rights Agreement, dated as of March 23, 2009, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent, which includes the amended form of Right Certificate as Exhibit B (amending the Original Agreement, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008). (21)

4.4
Second Amendment to Rights Agreement, dated as of March 23, 2010, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent, which includes the amended form of Right Certificate as Exhibit B (amending the Original Agreement, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008, and the First Amendment, which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2009). (23)

4.5
Third Amendment to Rights Agreement, dated as of August 23, 2010, between Micrel, Incorporated and Mellon Investor Services LLC, as Rights Agent (amending the Original Agreement, which was filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2008, the First Amendment which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2009, and the Second Amendment which was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2010). (24)

10.1	Indemnification Agreement between the Registrant and each of its officers and directors. (3)*
10.3	1994 Stock Option Plan and form of Stock Option Agreement. (1)*
10.4	1994 Stock Purchase Plan. (3)*
10.5	2003 Incentive Award Plan. (8)*
10.8	Form of Domestic Distribution Agreement. (2)
10.9	Form of International Distributor Agreement. (2)
10.10	Amended and Restated 1994 Employee Stock Purchase Plan, as amended January 1, 1996. (4)*
10.11	Commercial Lease between Harris Corporation and Synergy Semiconductor Corporation dated February 29, 1996. (5)
10.12	Standard Industrial/Commercial Single-Tenant Lease Agreement Dated March 3, 2000 between the Registrant and Rose Ventures II (6)
10.13	Micrel/IBM Patent License Agreement, dated September 26, 2006 (10)

10.14	Credit Line Agreement dated as of April 24, 2007 among Bank of the West and Micrel, Incorporated. (11)
10.15	Offer Letter, by and between Micrel Incorporated and Clyde R. Wallin, dated December 13, 2008. (16)*
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

(1)
Incorporated herein by reference to the Company’s Registration Statement on Form S-1 ("Registration Statement"), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, in which this exhibit bears the number 10.14.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, in which this exhibit bears the number 10.14.

(6)	Incorporated by reference to exhibit 10.1 filed with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2000.

(7)	Incorporated by reference to exhibit 3.1 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2000.

(8)	Incorporated by reference to exhibit 1 filed with the Company’s Proxy Statement on Schedule 14A dated May 9, 2003.

(9)	Incorporated by reference to exhibit 3.3 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

(10)	Incorporated by reference to exhibit 10.17 filed with the Company’s quarterly report on Form 10-Q for the period ended September 30, 2006.

(11)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated April 24, 2007.

(12)	Incorporated by reference to exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(13)	Incorporated by reference to exhibit 3.5 filed with the Company’s report on Form 8-K dated March 24, 2008.

(14)	Incorporated by reference to exhibit 4.2 filed with the Company’s report on Form 8-K dated March 24, 2008.

(15)	Incorporated by reference to exhibit 3.1 filed with the Company’s report on Form 8-K dated April 22, 2008.

(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated December 18, 2008.

(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s report on Form 8-K dated February 11, 2009.
(18)	Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K dated May 7, 2009.

(19)	Incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K dated May 7, 2009.

(20)	Incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K dated March 24, 2009.

(21)	Incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K dated March 24, 2009.

(22)	Incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K dated April 7, 2008.

(23)	Incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K dated March 23, 2010.

(24)	Incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K dated August 23, 2010.