Form 10-Q
period 2011-03-31
MICREL INC
filed 2011-05-06
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

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

As of May 2, 2011 there were 62,167,613 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,438	$74,738
Short-term investments	23,159	34,497
Accounts receivable, less allowances: 2011, $2,426; 2010, $3,925	32,987	34,131
Inventories	36,255	36,709
Income taxes receivable	3,504	6,547
Prepaid expenses and other	2,963	2,718
Deferred income taxes	24,871	25,022
Total current assets	222,177	214,362

LONG-TERM INVESTMENTS	12,023	12,166
PROPERTY, PLANT AND EQUIPMENT, NET	63,851	64,517
DEFERRED INCOME TAXES	9,232	9,740
INTANGIBLE ASSETS, NET	192	255
OTHER ASSETS	1,432	1,413
TOTAL	$308,907	$302,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,192	$19,672
Deferred income on shipments to distributors	37,979	38,646
Current portion of long-term debt	714	2,857
Other current liabilities	11,312	11,973
Total current liabilities	67,197	73,148

LONG-TERM INCOME TAXES PAYABLE	6,018	5,664
Total liabilities	73,215	78,812

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2011 – 62,113,461 shares; 2010 – 61,604,160 shares	7,513	2,401
Accumulated other comprehensive loss	(1,175)	(1,212)
Retained earnings	229,354	222,452
Total shareholders’ equity	235,692	223,641
TOTAL	$308,907	$302,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

NET REVENUES	$67,494	$67,192
COST OF REVENUES (1)	29,645	29,973
GROSS PROFIT	37,849	37,219
OPERATING EXPENSES:
Research and development (1)	12,521	11,373
Selling, general and administrative (1)	12,091	10,898
Total operating expenses	24,612	22,271
INCOME FROM OPERATIONS	13,237	14,948
OTHER INCOME (EXPENSE):
Interest income	190	144
Interest expense	(16)	(78)
Other income, net	39	41
Total other income, net	213	107
INCOME BEFORE INCOME TAXES	13,450	15,055
PROVISION FOR INCOME TAXES	4,385	5,344
NET INCOME	$9,065	$9,711
NET INCOME PER SHARE:
Basic	$0.15	$0.16
Diluted	$0.14	$0.16

CASH DIVIDENDS DECLARED PER SHARE	$0.035	$0.035

WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	61,845	62,346
Diluted	63,078	62,548

(1) Share-based compensation expense included in:
Cost of revenues	$242	$208
Research and development	526	426
Selling, general and administrative	605	458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2011	2010
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$9,065	$9,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,218	3,278
Share-based compensation expense	1,373	1,092
Tax benefit on the exercise of employee stock options	261	20
Deferred income taxes provision	635	(3,116)
Changes in operating assets and liabilities:
Accounts receivable	1,144	(6,562)
Inventories	505	309
Income taxes receivable	3,043	4,011
Prepaid expenses and other assets	(264)	(254)
Accounts payable	(2,480)	(1,720)
Income taxes payable	354	4,263
Other current liabilities	(661)	1,693
Deferred income on shipments to distributors	(667)	5,206
Net cash provided by operating activities	15,526	17,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(2,489)	(1,094)
Purchases of investments	(4,708)	(2,001)
Proceeds from the sale of investments	16,250	300
Net cash provided by (used in) investing activities	9,053	(2,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,143)	(2,143)
Proceeds from the issuance of common stock	9,258	798
Repurchases of common stock	(5,831)	(967)
Payment of cash dividends	(2,163)	(2,140)
Net cash used in financing activities	(879)	(4,452)
NET INCREASE IN CASH AND CASH EQUIVALENTS	23,700	10,684
CASH AND CASH EQUIVALENTS - Beginning of period	74,738	70,898
CASH AND CASH EQUIVALENTS - End of period	$98,438	$81,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2010, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and those included in this Form 10-Q below.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Weighted average common shares outstanding	61,845	62,346
Dilutive effect of stock options outstanding using the treasury stock method	1,233	202
Shares used in computing diluted net income per share	63,078	62,548

For the three months ended March 31, 2011 and 2010, 2.0 million and 3.8 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	SHARE-BASED COMPENSATION

Share-based compensation is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. For further details regarding the Company’s share-based compensation arrangements, refer to Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of revenues	$242	$208
Research and development	526	426
Selling, general and administrative	605	458
Pre-tax share-based compensation expense	1,373	1,092
Less income tax effect	(543)	(372)
Net share-based compensation expense	$830	$720

During the three months ended March 31, 2011 and 2010, the Company granted 1,052,900 and 712,727 stock options, respectively, at weighted average fair values of $5.88 and $3.73 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2011	2010
Expected term (years)	5.8	6.6
Stock volatility	40.3%	39.8%
Risk free interest rates	2.5%	3.1%
Dividends during expected terms	1.0%	1.3%

As of March 31, 2011, there was $16.0 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.9 years. Total share-based compensation capitalized as part of inventory as of March 31, 2011 and December 31, 2010 was $194,000 and $142,000, respectively.

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

Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of March 31, 2011 consist primarily of liquid municipal and corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of March 31, 2011 consist of auction rate notes secured by student loans and are classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. A summary of the Company’s short-term investments at March 31, 2011 and December 31, 2010 is as follows (in thousands):

	As of March 31, 2011				As of December 31, 2010
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value

Municipal and Corporate Debt Securities	$21,356	$3	$201	$21,158	$32,583	$1	$98	$32,486
Certificates of Deposits	2,001	—	—	2,001	2,011	—	—	2,011
Total	$23,357	$3	$201	$23,159	$34,594	$1	$98	$34,497

As of March 31, 2011, $19.0 million of the Comapny's short-tem investments were in an unrealized loss position.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets measured at fair value on a recurring basis as of March 31, 2011 were as follows (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds	$78,883	$4,475	$—	$83,358
Municipal and corporate debt securities	23,659	—	—	23,659
Auction rate notes	—	—	12,023	12,023
Total	$102,542	$4,475	$12,023	$119,040

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 were as follows (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds	$63,659	$4,474	$—	$68,133
Municipal and corporate debt securities	36,506	—	—	36,506
Auction rate notes	—	—	12,166	12,166
Total	$100,165	$4,474	$12,166	$116,805

As of March 31, 2011, the Company had approximately $12.0 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of March 31, 2011. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 23 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of March 31, 2011 and December 31, 2010. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of March 31, 2011 and December 31, 2010, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of March 31, 2011 and December 31, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of March 31, 2011, the Company determined there was a cumulative decline in the fair value of its auction rate notes of approximately $1.7 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company believes it will recover its cost basis in these investments.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three months ended March 31, 2011, the changes in the Company’s Level 3 securities (consisting of auction rate notes) are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2010	$12,166
Transfers in and/or out of Level 3	—
Total gains, before tax	157
Settlements	(300)
Ending balance, March 31, 2011	$12,023

5.	INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2011	2010
Finished goods	$12,718	$14,304
Work in process	21,692	20,907
Raw materials	1,845	1,498
Total inventories	$36,255	$36,709

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):
	March 31,	December 31,
	2011	2010
Manufacturing equipment	$175,602	$173,967
Land	8,101	8,101
Buildings and improvements	53,517	53,385
Office furniture and research equipment	14,735	14,493
	251,955	249,946
Accumulated depreciation	(188,104)	(185,429)
Total property, plant and equipment, net	$63,851	$64,517

Depreciation expense for the three months ended March 31, 2011 was $3.2 million.

7.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of March 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$—	$8,718	$8,718	$—
Patents and trade name	2,886	2,694	192	2,886	2,631	255
Customer relationships	1,455	1,455	—	1,455	1,455	—
Total intangible assets	$13,059	$12,867	$192	$13,059	$12,804	$255

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three months ended March 31, 2011 was $63,000.

The estimated future amortization expense of intangible assets as of March 31, 2011 was as follows (in thousands):

Year Ending December 31,
2011 (nine months)	$192
Thereafter	—
$192

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued compensation	$7,046	$8,451
Accrued commissions	2,338	2,067
Accrued workers compensation and health insurance	959	410
All other current accrued liabilities	969	1,045
Total other current liabilities	$11,312	$11,973

9.	BORROWING ARRANGEMENTS

Under the terms of an unsecured credit agreement with Bank of the West, the Company has a $5 million line of credit available for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility. As of March 31, 2011, the Company had no borrowings under the line of credit. On April 22, 2011 the expiration date of the line of credit was extended from April 30, 2011 to April 30, 2013. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%.

The agreement includes certain restrictive covenants and, as of March 31, 2011, the Company was in compliance with such covenants.

The credit agreement also included a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. In May 2009, the Company borrowed $15 million under the term loan. Interest under the term loan facility is payable at a rate equal to floating one-month LIBOR plus 2.25%. Borrowings were payable over 21 equal monthly installments, which commenced on August 31, 2009 and the final payment was made on April 30, 2011. The term loan facility expired April 30, 2011.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the Company’s long-term debt (in thousands):

	March 31,	December 31,
	2011	2010
Notes payable bearing variable interest at 1 month LIBOR plus 2.25%	$714	$2,857
Current portion	(714)	(2,857)
Long-term debt	$—	$—

As of March 31, 2011 and December 31, 2010, the estimated fair value of the Company’s notes payable was not materially different than its respective carrying value.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2009, the Company entered into an interest rate swap contract (the "Swap"), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $357,000 of the Company’s notes payable as of March 31, 2011. The Company will experience variability in interest payments for the remaining $357,000 unhedged portion of the Company’s notes payable. The hedge expired April 30, 2011. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap was considered a cash flow hedge.

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

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of March 31, 2011, the notional amount of the outstanding interest rate swap contract was $357,000. The effect of derivative instruments on the Statement of Operations for the three months ended March 31, 2011 was not material. The fair values of the Company’s derivative assets and liabilities as of March 31, 2011 and December 31, 2010 were not material. The Company will continue to revaluate the fair value of the derivative instrument at each period end and record corresponding impact on the balance sheet and Statement of Operations.

11.	SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2011, two customers, both worldwide distributors, accounted for $13.0 million (19%) and $11.6 million (17%) of net revenues, respectively. During the three months ended March 31, 2010, two customers, both worldwide distributors, accounted for $14.2 million (21%) and $12.8 million (19%) of net revenues, respectively.

At March 31, 2011, two worldwide distributors and an Asian based stocking representative accounted for 26%, 19% and 11%, respectively, of total accounts receivable. At December 31, 2010, three worldwide distributors and an Asian based stocking representative accounted for 23%, 17%, 10% and 11%, respectively, of total accounts receivable.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net Income	$9,065	$9,711
Unrealized gains (losses) on investments, net of tax	37	71
Comprehensive income	$9,102	$9,782

13.	SEGMENT REPORTING

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

Net Revenues by Segment	Three Months Ended
(dollars in thousands)	March 31,
	2011	2010
Net Revenues:
Standard Products	$65,571	$65,083
Other Products	1,923	2,109
Total net revenues	$67,494	$67,192
As a Percentage of Total Net Revenues:
Standard Products	97%	97%
Other Products	3%	3%
Total net revenues	100%	100%

14.	LITIGATION AND OTHER CONTINGENCIES

From time to time, claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of March 31, 2011, the Company believes it is not reasonably likely that an unrecorded material loss has been incurred. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	SHARE REPURCHASE PROGRAM

In February 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30 million is expended. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company's stock option plans and employee stock purchase plan. During the three months ended March 31, 2011, the Company repurchased 433,671 shares of its common stock for an aggregate price of $5.8 million.

16.	INCOME TAXES

The income tax provision for the three months ended March 31, 2011, as a percentage of income before taxes, was 32.6%. The tax provision for this period includes $176,000 in benefits from the exercise of incentive stock options treated as disqualifying dispositions for income tax purposes. The income tax provision for the three months ended March 31, 2010, as a percentage of income before taxes, was 35.5%. The tax provision for this period excludes approximately 1.5% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009 and was not reinstated until the fourth quarter of 2010.

As of March 31, 2011, the gross liability for uncertain tax positions was $12.7 million and the net liability, reduced for the federal effects of potential state tax exposures, was $9.7 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $9.7 million would favorably affect the Company’s tax provision in such future periods. Included in the $9.7 million is $1.9 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $7.8 million liability consists of $6.0 million included in long-term income taxes payable and $1.8 million included in current income taxes payable. The Company does not anticipate a significant change to the $6.0 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of March 31, 2011 and December 31, 2010, the Company had $683,000 and $743,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $24.9 million and net long-term deferred tax assets of $9.2 million as of March 31, 2011. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

17.	DIVIDENDS

On January 27, 2011, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.2 million was made on February 23, 2011 to shareholders of record as of February 9, 2011.

18.	SUBSEQUENT EVENT

On April 21, 2011, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on May 25, 2011 to shareholders of record at the close of business on May 11, 2011. This dividend will be recorded in the second quarter of 2011 and is expected to be approximately $2.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short-term and long-term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share-based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, "believe,” "estimate,” "may,” "can,” "will,” "could,” "would,” "should," "continue," "intend,” "objective,” "plan,” "expect,” "likely,” "potential,” "possible” or "anticipate” or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this report, and, except as required by law, the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties, including those risks discussed under “Risks Factors” and elsewhere in this document, which could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Form 10-K for the year ended December 31, 2010.

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal ICs and digital ICs. The Company currently ships approximately 3000 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications

The Company’s high performance power management analog products are characterized by high power density and small form factor. The demand for high performance power management circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets, portable media players and notebook and tablet computers. The Company also has an extensive power management offering for the networking and communications infrastructure markets including cloud, single-board and enterprise servers, network switches and routers, storage area networks and wireless base stations. Recently, the Company entered the solid state lighting market, and is seeing strength in the emergence of solid state drives and analog switches including USB switches.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following table presents the Company’s revenues by product line, as a percentage of total net revenues.

Net Revenues by Product Line	Three Months Ended
	March 31,
	2011	2010
As a Percentage of Total Net Revenues
Standard Products
Analog	62%	63%
High bandwidth	18	16
Ethernet	17	18
Total standard products	97	97
Foundry, custom and other	3	3
Total net revenues	100%	100%

The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Three Months Ended
	March 31,
	2011	2010
As a Percentage of Total Net Revenues
Industrial	43%	40%
High-speed communications	30	30
Computer	14	14
Wireless handsets	10	13
Automotive, military and other	3	3
Total net revenues	100%	100%

To enhance the readers’ understanding of the Company’s performance, the following is a chronological overview of the Company’s results for the quarterly periods from January 1, 2010 through March 31, 2011.

During the first quarter of 2010, the semiconductor industry continued to recover from the downturn of 2008-2009, resulting in strong bookings and solid revenue growth. During the first quarter of 2010, revenues increased to $67.2 million, representing a 9.7% increase from the $61.2 million reported for the fourth quarter of 2009. As compared to the first quarter of 2009, revenues increased by $20.2 million, or 43.0% due to higher overall demand from customers in all of the Company's geographies and end markets. First quarter 2010 gross margin was 55.4%, representing an increase from 53.3% in the fourth quarter of 2009. Operating margin in the first quarter of 2010 was 22.2%, as compared to 8.9% in the fourth quarter of 2009. Net income for the first quarter of 2010 was $9.7 million, or $0.16 per diluted share, reflecting an increase as compared to the fourth quarter of 2009 net income of $4.1 million, or $0.07 per diluted share. Earnings per share for the fourth quarter of 2009 included $0.06 per diluted share of equipment impairment expense. During the first quarter of 2010, the Company generated $17.9 million in cash flows from operations. The Company also maintained its quarterly $0.035 per share dividend.

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

During the fourth quarter of 2010, revenues decreased 6.2% to $75.6 million from $80.6 million in the third quarter of 2010. Compared to the fourth quarter of 2009, revenues increased by $14.4 million, or 23.5%, due to greater overall demand from customers in all of the Company's geographies and end markets.  Customer demand moderated in the fourth quarter of 2010 as the semiconductor industry completed its recovery from the downturn of 2008-2009.  Fourth quarter 2010 bookings seasonally declined from the third quarter 2010 levels, resulting in a book-to-bill ratio below one for the quarter. Fourth quarter 2010 gross margin was 55.8%, as compared to 57.9% in the third quarter of 2010. This decrease in gross margin was primarily the result of reduced factory utilization combined with a greater mix of direct sales to customers serving consumer markets, which tend to carry lower gross margins. Net income for the fourth quarter of 2010 was $13.7 million, or $0.22 per basic and diluted share, as compared to net income of $14.9 million, or $0.24 per basic and diluted share for the third quarter of 2010, and net income of $4.1 million, or $0.07 per basic and diluted share, for the fourth quarter of 2009. Net income for the fourth quarter of 2009 included a $6.5 million non-cash, pre-tax charge related to the impairment of certain semiconductor manufacturing equipment. During the fourth quarter of 2010, cash flows from operations were $14.3 million. The Company repurchased $2.9 million of its common stock during the fourth quarter of 2010 and also maintained its quarterly $0.035 per share dividend.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first quarter of 2011, revenues decreased 10.8% to $67.5 million from $75.6 million in the fourth quarter of 2010. This larger than normal seasonal decline in revenue from the fourth quarter of 2010 to the first quarter of 2011 was mainly due to a larger than expected reduction in sales to a Korean wireless handset and consumer electronic device manufacturer which moderated product deliveries during the quarter to control its inventory levels.  The Company also experienced a reduction in overall demand towards the end of the first quarter of 2011 related to disruptions in the worldwide electronics supply chain as a result of the earthquake and tsunami in Japan. In addition, the first quarter 2011 revenues were impacted by reduced shipments to certain Asian based stocking representative channel partners that reduced their inventory levels during the quarter. As compared to the same period last year, first quarter 2011 revenues increased by $0.3 million. First quarter 2011 book-to-bill ratio was below one, but showed improvement compared to the fourth quarter of 2010. First quarter 2011 gross margin was 56.1%, as compared to 55.8% in the fourth quarter of 2010. Despite the lower revenues, first quarter 2011 gross margin increased from the previous quarter primarily due to a larger proportion of higher margin products. Net income for the first quarter of 2011 was $9.1 million, or $0.15 per basic share and $0.14 per diluted share, as compared to net income of $13.7 million, or $0.22 per basic and diluted share for the fourth quarter of 2010, and net income of $9.7 million, or $0.16 per basic and diluted share, for the first quarter of 2010. During the first quarter of 2011, cash flows from operations were $15.5 million. During the first quarter of 2011, cash and short-term investments increased by $12.4 million to $121.6 million. In addition to maintaining its quarterly $0.035 per share cash dividend, during the first quarter of 2011 the Company repurchased $5.8 million of its common stock.

The Company derives a substantial portion of its net revenues from standard products. For the three months ended March 31, 2011 and 2010, the Company’s standard products sales accounted for 97% of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part II Item 1A of this Quarterly Report on Form 10-Q titled "Risk Factors". As a result of the foregoing or other factors, including global economic conditions, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition and results of operations or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies and Estimates

The financial statements included in this Quarterly Report on Form 10-Q and discussed within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company’s significant accounting policies, see Note 1 to Condensed Consolidated Financial Statements in this document and Note 1 of Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of March 31, 2011, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

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

Litigation. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. During recent years, the Company has resolved litigation involving intellectual property claims. An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period in which such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Net revenues	100.0%	100.0%
Cost of revenues	43.9	44.6
Gross profit	56.1	55.4
Operating expenses:
Research and development	18.6	16.9
Selling, general and administrative	17.9	16.2
Total operating expenses	36.5	33.1
Income from operations	19.6	22.3
Other income (expense):
Interest income	0.3	0.2
Interest expense	—	(0.1)
Other income, net	—	—
Total other income, net	0.3	0.1
Income before income taxes	19.9	22.4
Provision for income taxes	6.5	7.9
Net income	13.4%	14.5%

Net Revenues. For the three months ended March 31, 2011, net revenues were $67.5 million as compared to $67.2 million for the same period in the prior year. Standard products revenues for the three months ended March 31, 2011 were $65.6 million as compared to $65.1 million for the same period in the prior year. For the three months ended March 31, 2011, other products revenues, which consist primarily of custom and foundry products revenues, were $1.9 million compared to $2.1 million for the same period in the prior year. While the first quarter revenues for 2011 were relatively flat compared to the same period in the prior year, net revenues decreased 10.8% sequentially from the fourth quarter of 2010. This larger than normal seasonal decline in revenue from the fourth quarter of 2010 to the first quarter of 2011 was mainly due to a larger than expected reduction in sales to a Korean wireless handset and consumer electronic device manufacturer, which moderated product deliveries during the quarter to control its inventory levels.  The Company also experienced a reduction in overall demand towards the end of the first quarter of 2011 related to disruptions in the worldwide electronics supply chain as a result of the earthquake and tsunami in Japan. In addition, the first quarter 2011 revenues were impacted by reduced shipments to certain Asian based stocking representative channel partners that reduced their inventory levels during the quarter.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As noted in Part II, Item 1A "Risk Factors" and above in the overview section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

International sales represented 71% of net revenues for each of the three month periods ended March 31, 2011 and 2010, respectively. Sales to customers in Asia represented 56% and 57% of net revenues for the three months ended March 31, 2011 and 2010, respectively. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers as Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company’s gross margin increased to 56.1% for the three months ended March 31, 2011 from 55.4% for the comparable period in 2010. This increase was primarily due to a reduced proportion of lower margin products shipped to the wireless handset market as compared to the same period in 2010.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 18.6% for the three months ended March 31, 2011 as compared to 16.9% for the same period in the prior year. On a dollar basis, research and development expenses increased 10% to $12.5 million for the three months ended March 31, 2011 as compared to $11.4 million for the same period in the prior year. This increase was primarily due to increased research and development headcount. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17.9% for the three months ended March 31, 2011 as compared to 16.2% for the same period in the prior year. On a dollar basis, selling, general and administrative expenses increased $1.2 million, or 10.9%, to $12.1 million for the three months ended March 31, 2011 from $10.9 million for the comparable period in 2010. This increase was primarily due to increased sales and marketing headcount and increased advertising costs, which were partially offset by decreased bonus accruals.

Share-Based Compensation. The Company’s results of operations for the three months ended March 31, 2011 and 2010 included $1.4 million and $1.1 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expense and selling, general and administrative expense (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Income Taxes. The income tax provision for the three month period ended March 31, 2011, as a percentage of income before taxes, was 32.6%. The tax provision for this period included $176,000 in benefits from disqualifying dispositions of employee incentive stock options which represented 1.3% of income before taxes. The income tax provision for the three months ended March 31, 2010, as a percentage of income before taxes, was 35.5%. The tax provision for this period excluded approximately 1.5% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009 and was not renewed until December 2010. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2011 consisted of cash, cash equivalents and short-term investments of $121.6 million and a $5.0 million revolving line of credit from a commercial bank.

The Company generated $15.5 million in cash from operating activities during the three months ended March 31, 2011. Significant cash flows included cash provided by net income of $9.1 million plus additions for non-cash activities of $5.5 million (consisting primarily of $3.2 million in depreciation and amortization, $1.6 million in share-based compensation expense and related tax effects and $635,000 decrease in deferred income taxes) combined with a $3.0 million decrease in income taxes receivable and a $1.1 million decrease in accounts receivable which were offset in part by a $2.5 million increase in accounts payable.

During the three months ended March 31, 2010, the Company generated $17.9 million in cash from operating activities. Significant cash flows included cash provided by net income of $9.7 million plus additions for non-cash activities of $1.3 million (consisting primarily of $3.3 million in depreciation and amortization and $1.1 million in share-based compensation expense and related tax effects partially offset by a $3.1 million increase in deferred income taxes) combined with a $4.0 million decrease in income taxes receivable, a $5.2 million increase in deferred income, a $4.3 million increase in income taxes payable and a $1.7 million increase in accrued compensation, which were offset in part by a $6.6 million increase in accounts receivable combined with a $1.7 million decrease in accounts payable.

The Company generated $9.1 million of cash in investing activities during the three months ended March 31, 2011, comprised primarily of $16.3 million in proceeds from the sales of investments, which was partially offset by $4.7 million in purchases of investments and $2.5 million of purchases of property, plant and equipment.

During the three months ended March 31, 2010, the Company used $2.8 million of cash in investing activities comprised primarily of $1.7 million in net purchases of investments and $1.1 million of purchases of property, plant and equipment.

The Company used $879,000 of cash in financing activities during the three months ended March 31, 2011 primarily for the repurchase of $5.8 million of the Company’s common stock, $2.2 million for the payment of cash dividends and $2.1 million in repayments of long-term debt, which was partially offset by $9.3 million in proceeds from employee stock transactions.

During the three months ended March 31, 2010, the Company used $4.5 million of cash in financing activities primarily for the payment of $2.1 million of cash dividends, $2.1 million in repayments of long-term debt and the repurchase of $967,000 of the Company's common stock, which was partially offset by $798,000 in proceeds from employee stock transactions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On April 21, 2011, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock payable on May 25, 2011 to shareholders of record at the close of business on May 11, 2011. This dividend will be recorded in the second quarter of 2011 and is expected to be approximately $2.2 million.

Under the Company’s stock repurchase program, as of March 31, 2011, the Company was authorized to repurchase an additional $8.1 million of its common stock.

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

Contractual Obligations and Commitments

As of March 31, 2011, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Current portion of long-term debt (see Note 9 of Notes to Condensed Consolidated Financial Statements)	$714	$714	$—	$—	$—
Operating leases	2,193	948	1,091	154	—
Open purchase orders	19,556	19,556	—	—	—
Total	$22,463	$21,218	$1,091	$154	$—

Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. As of March 31, 2011, the Company had no borrowings under the line of credit. The credit facility also included a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. The Company had borrowed $15 million under the term loan facility, of which $14.3 million had been repaid as of March 31, 2011. The remaining balance of $714,000 was repaid on April 30, 2011. The term loan facility expired April 30, 2011.

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

As of March 31, 2011, the Company had $9.7 million of unrecognized tax benefits. Included in the $9.7 million is $1.9 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $7.8 million liability consisted of $6.0 million included in long-term income taxes payable and $1.8 million included in current income taxes payable. The Company does not anticipate a significant change to the $6.0 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements

As of March 31, 2011, the Company had no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2011, the Company held $13.7 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of March 31, 2011. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of March 31, 2011, the Company has recorded a $1.7 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At March 31, 2011, the Company had no fixed-rate long-term debt subject to interest rate risk.

At March 31, 2011, the Company held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The notional amount of the outstanding interest rate swap contract at March 31, 2011 was $357,000. The Company currently intends to hold the interest rate swap contract to maturity. If market interest rates were to increase immediately and uniformly by 10 percent from levels at March 31, 2011, the fair value of the interest rate swap would decline by an immaterial amount.

ITEM 4  CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our management, including our principal executive officer and principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

Weak global economic conditions could have a material adverse effect on the Company’s business, results of operations, and financial condition. While the global economy has partially recovered from the economic downturn that began in 2007 and the Company has seen improvement in the business climate for semiconductors, there is no guarantee that these conditions will continue to improve or that these conditions will not further decline again in the future. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. The Company cannot accurately predict the timing, severity or duration of such downturns. A global recession may result in a decrease in orders for the Company’s products, which may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during economic downturns because the Company may not be able to reduce costs at the same rate as its sales decline.

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

Tightening of the credit markets may adversely affect the Company’s business in a number of ways. The unprecedented contraction and extreme disruption of the credit and financial markets in the United States, Europe, and Asia that began in 2007 led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. These economic developments adversely affected the Company’s business in a number of ways. A similar tightening of credit in financial markets may limit the ability of the Company’s customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for the Company’s products or reduced ability to finance operations to supply products to the Company. The Company cannot predict the likely duration and severity of disruptions in financial markets and adverse economic conditions in the U.S. and other countries. Further, fluctuations in worldwide economic conditions make it extremely difficult for the Company to forecast future sales levels based on historical information and trends. Visibility into customer demand is limited due to short order lead times. Portions of the Company’s expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent the Company does not achieve its anticipated levels of sales, its gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will depend on export sales to customers in international markets, including Asia. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, natural disasters, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation or deflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company’s products in the local currencies of the foreign markets it serves. This would result in making the Company’s products relatively more expensive than its competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company’s future revenues, financial condition, results of operations or cash flows.

Semiconductor Industry Specific Risks

The volatility of customer demand in the semiconductor industry limits a company’s ability to predict future levels of sales and profitability. Semiconductor suppliers can rapidly increase production output in response to slight increases in demand, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to account for shorter lead times. A rapid and sudden decline in customer demand for products can result in excess quantities of certain products relative to demand. Should this occur, the Company’s operating results may be adversely affected as a result of charges to reduce the carrying value of the Company’s inventory to the estimated demand level or market price. The Company’s quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The short-term and volatile nature of customer demand makes it extremely difficult to accurately predict near term revenues and profits.

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

The short lead time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, stocking representatives and distributors to carry inventory to meet short-term requirements and minimize their investment in on-hand inventory. Customers have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand. As a consequence of the short lead time environment and corresponding unpredictability of customer demand, the Company has increased its inventories over the past five to six years to maintain reliable service levels. If actual customer demand for the Company’s products is different from the Company’s estimated demand, delivery schedules may be impacted, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company’s business, financial condition, results of operations, or cash flows. In addition, the Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demand of the end customer. However, like many of its competitors, the Company recognizes revenue on sales of product to stocking representatives on a sell-in basis rather than, a sell-through basis, so fluctuations in inventory accumulation by stocking representatives can exacerbate fluctuations in revenue from sales to such stocking representatives. Also, should the relationship with a distributor or stocking representative be terminated, the level of product returns could be higher than the returns allowance established, which could negatively affect the Company’s revenues and results of operations.

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

Many semiconductor companies, including the Company, face risks associated with a dependence upon third parties that manufacture, assemble, package or supply raw materials for certain of its products. These risks include reduced control over delivery schedules and quality; inadequate manufacturing yields and excessive costs; the potential lack of adequate capacity during periods of excess demand; difficulties selecting and integrating new subcontractors; potential increases in prices; disruption in supply due to civil unrest, terrorism, natural disasters or other events which may occur in the countries in which the subcontractors or suppliers operate; and potential misappropriation of the Company’s intellectual property. The occurrence of any of these events may lead to increased costs or delay delivery of the Company’s products, which would harm its profitability and customer relationships. Furthermore, a major disruption to any part of the Company's customers' supply chains could decrease their output and subsequently result in lower demand for the Company's products.

The Company does not have long-term supply contracts with any of its third-party vendors. Therefore, the vendors are not obligated to perform services or supply products to the Company for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order or guarantee. Additionally, the Company’s wafer and product requirements typically represent a relatively small portion of the total production of the suppliers, third-party foundries and outside assembly, testing and packaging contractors. As a result, the Company is subject to the risk that a third-party supplier will provide delivery or capacity priority to other larger customers at the expense of the Company, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At March 31, 2011, the Company held $13.7 million in principal of auction rate notes secured by student loans. As of March 31, 2011, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $1.7 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

If the Company’s distributors or sales representatives stop selling or fail to successfully promote its products, the Company’s business, financial condition and results of operations could be adversely impacted. Micrel sells many of its products through sales representatives and distributors. The Company’s non-exclusive distributors and sales representatives may carry its competitors’ products, which could adversely impact or limit sales of the Company’s products. Additionally, they could reduce or discontinue sales of the Company’s products or may not devote the resources necessary to adequately sell the Company’s products. The Company’s agreements with distributors contain limited provisions for return of products, including stock rotations whereby distributors may return a percentage of their purchases based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some or all of their prior purchases. The loss of business from any of the Company’s significant distributors or the delay of significant orders from any of them could materially and adversely harm the Company’s business, financial conditions and results of operations.

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

The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. The Company’s existing wafer fabrication facility, located in Northern California, may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on the Company’s business, financial condition and operating results. Furthermore, manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, the Company’s ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of ICs is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, and wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company maintains approximately two to three months of inventory that has completed the wafer fabrication manufacturing process. This inventory is generally located offshore at third party subcontractors, but may not be sufficient to, act to buffer some of the adverse impact from a disruption to the Company’s San Jose wafer fabrication activity arising from a natural disaster such as an earthquake.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30 million is expended. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during the first three months of 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)
January 2011	99,760	$13.31	99,760	$12,618
February 2011	333,911	13.40	333,911	$8,144
March 2011	—	—	—	$8,144
Total Q1 2011	433,671	$13.38	433,671

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1	Change of Control and Severance Agreement by and between Mansour Izadinia and the Company dated as of March 1, 2011. *
10.2
First Amendment to Credit Agreement by and between Bank of the West and the Company dated April 22, 2011 (incorporated by reference to exhibit 10.1 filed with the Company's report on Form 8-K dated April 28, 2011).

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

MICREL, INCORPORATED
(Registrant)

Date: May 6, 2011	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)