Form 10-Q
period 2011-06-30
MICREL INC
filed 2011-08-05
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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

As of July 29, 2011 there were 62,180,949 shares of common stock, no par value, outstanding.

Draft 3a

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,418	$74,738
Short-term investments	34,866	34,497
Accounts receivable, less allowances: 2011 - $1,520; 2010 - $3,925	37,042	34,131
Inventories	38,283	36,709
Income taxes receivable	1,490	6,547
Deferred income taxes	24,809	25,022
Other current assets	2,208	2,718
Total current assets	236,116	214,362

LONG-TERM INVESTMENTS	9,342	12,166
PROPERTY, PLANT AND EQUIPMENT, NET	63,167	64,517
DEFERRED INCOME TAXES	7,797	9,740
INTANGIBLE ASSETS, NET	128	255
OTHER ASSETS	1,444	1,413
TOTAL	$317,994	$302,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,212	$19,672
Deferred income on shipments to distributors	37,733	38,646
Current portion of long-term debt	—	2,857
Other current liabilities	12,646	11,973
Total current liabilities	65,591	73,148

LONG-TERM INCOME TAXES PAYABLE	6,293	5,664
Total liabilities	71,884	78,812

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2011 – 62,180,040 shares; 2010 – 61,604,160 shares	9,038	2,401
Accumulated other comprehensive loss	(816)	(1,212)
Retained earnings	237,888	222,452
Total shareholders’ equity	246,110	223,641
TOTAL	$317,994	$302,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET REVENUES	$68,510	$73,911	$136,004	$141,103
COST OF REVENUES	28,585	31,222	58,230	61,195
GROSS PROFIT	39,925	42,689	77,774	79,908
OPERATING EXPENSES:
Research and development	12,231	11,540	24,752	22,913
Selling, general and administrative	11,672	12,070	23,763	22,968
Total operating expenses	23,903	23,610	48,515	45,881
INCOME FROM OPERATIONS	16,022	19,079	29,259	34,027
OTHER INCOME (EXPENSE):
Interest income	177	126	367	270
Interest expense	(2)	(64)	(18)	(142)
Other income, net	36	34	75	75
Total other income, net	211	96	424	203
INCOME BEFORE INCOME TAXES	16,233	19,175	29,683	34,230
PROVISION FOR INCOME TAXES	5,512	6,819	9,897	12,163
NET INCOME	$10,721	$12,356	$19,786	$22,067
NET INCOME PER SHARE:
Basic	$0.17	$0.20	$0.32	$0.35
Diluted	$0.17	$0.20	$0.31	$0.35

CASH DIVIDENDS PER COMMON SHARE	$0.035	$0.035	$0.07	$0.07

WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	62,167	62,430	62,007	62,388
Diluted	63,027	63,191	63,057	62,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Draft 3a

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	June 30,
	2011	2010
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$19,786	$22,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,295	6,539
Share-based compensation expense	2,685	2,237
Excess tax benefit from share-based payment arrangements	(463)	(18)
Loss on disposal of assets	—	1
Deferred income taxes provision	2,067	(6,042)
Changes in operating assets and liabilities:
Accounts receivable	(2,911)	(17,472)
Inventories	(1,548)	559
Income taxes receivable	5,057	4,011
Other current assets	479	(31)
Accounts payable	(4,460)	1,960
Income taxes payable	759	11,749
Other current liabilities	673	5,466
Deferred income on shipments to distributors	(913)	13,646
Net cash provided by operating activities	27,506	44,672
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(4,818)	(4,071)
Purchases of investments	(23,939)	(2,001)
Proceeds from the sale of investments	27,045	850
Net cash used in investing activities	(1,712)	(5,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,857)	(4,285)
Proceeds from the issuance of common stock	10,858	2,700
Repurchases of common stock	(7,228)	(2,239)
Payment of cash dividends	(4,350)	(4,327)
Excess tax benefit from share based payment arrangements	463	18
Net cash used in financing activities	(3,114)	(8,133)
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,680	31,317
CASH AND CASH EQUIVALENTS - Beginning of period	74,738	70,898
CASH AND CASH EQUIVALENTS - End of period	$97,418	$102,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2010, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and those included in this Form 10-Q below.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	62,167	62,430	62,007	62,388
Dilutive effect of stock options outstanding using the treasury stock method	860	761	1,050	452
Shares used in computing diluted net income per share	63,027	63,191	63,057	62,840

For the three and six months ended June 30, 2011, 3.6 million stock options and 2.9 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2010, 1.5 million stock options and 2.9 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The Company is required to adopt this standard for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company's financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2011, the FASB issued a new accounting standard on the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The Company is required to adopt this standard for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance, which may result in changes in the presentation of its financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenues	$284	$184	$526	$392
Research and development	525	430	1,051	856
Selling, general and administrative	503	531	1,108	989
Pre-tax share-based compensation expense	1,312	1,145	2,685	2,237
Less income tax effect	(449)	(355)	(992)	(727)
Net share-based compensation expense	$863	$790	$1,693	$1,510

During the three months ended June 30, 2011 and 2010, the Company granted 749,471 and 365,424 stock options and restricted stock units, respectively, at weighted average fair values of $4.65 and $4.26 per share, respectively. For the six months ended June 30, 2011 and 2010, the Company granted 1,802,371 and 1,085,651 stock options, respectively, at weighted average fair values of $5.37 and $3.85 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected term (years)	5.6	5.9	5.7	6.3
Stock volatility	39.8%	41.3%	40.1%	40.5%
Risk free interest rates	2.0%	2.1%	2.2%	2.6%
Dividends during expected terms	1.3%	1.4%	1.2%	1.3%

As of June 30, 2011, there was $16.1 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 4.0 years. Total share-based compensation capitalized as part of inventory as of June 30, 2011 and December 31, 2010 was $168,000 and $142,000, respectively.

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

Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of June 30, 2011 consist primarily of liquid municipal and corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of June 30, 2011 consist of auction rate notes secured by student loans and are classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. A summary of the Company’s short-term investments at June 30, 2011 and December 31, 2010 is as follows (in thousands):

	As of June 30, 2011				As of December 31, 2010
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Municipal and Corporate Debt Securities	$33,059	$99	$292	$32,866	$32,583	$1	$98	$32,486
Certificates of Deposits	2,000	—	—	2,000	2,011	—	—	2,011
Total	$35,059	$99	$292	$34,866	$34,594	$1	$98	$34,497

The fair value of the Company's short-term investments which were in unrealized loss positions as of June 30, 2011, was $29.7 million.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets measured at fair value on a recurring basis as of June 30, 2011 were as follows (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds	$71,135	$4,475	$—	$75,610
Municipal and corporate debt securities	34,866	—	—	34,866
Auction rate notes	—	—	9,342	9,342
Total	$106,001	$4,475	$9,342	$119,818

Financial assets measured at fair value on a recurring basis as of December 31, 2010 were as follows (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds	$63,659	$4,474	$—	$68,133
Municipal and corporate debt securities	36,506	—	—	36,506
Auction rate notes	—	—	12,166	12,166
Total	$100,165	$4,474	$12,166	$116,805

As of June 30, 2011, the Company had approximately $9.3 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of June 30, 2011. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 23 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of June 30, 2011 and December 31, 2010. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of June 30, 2011 and December 31, 2010, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of June 30, 2011 and December 31, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of June 30, 2011, the Company determined there was a cumulative decline in the fair value of its auction rate notes of approximately $1.1 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company believes it will recover its cost basis in these investments.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2011, the changes in the Company’s Level 3 securities (consisting of auction rate notes) are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2010	$12,166
Transfers in and/or out of Level 3	—
Total gains, before tax	726
Settlements	(3,550)
Ending balance, June 30, 2011	$9,342

5.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Finished goods	$13,280	$14,304
Work in process	23,090	20,907
Raw materials	1,913	1,498
Total inventories	$38,283	$36,709

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Manufacturing equipment	$177,581	$173,967
Land	8,101	8,101
Buildings and improvements	53,630	53,385
Office furniture and research equipment	14,968	14,493
	254,280	249,946
Accumulated depreciation	(191,113)	(185,429)
Total property, plant and equipment, net	$63,167	$64,517

Depreciation expense for the three and six months ended June 30, 2011 was $3.0 million and $6.2 million, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):

	As of June 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$—	$8,718	$8,718	$—
Patents and trade name	2,886	2,758	128	2,886	2,631	255
Customer relationships	1,455	1,455	—	1,455	1,455	—
Total intangible assets	$13,059	$12,931	$128	$13,059	$12,804	$255

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and six months ended June 30, 2011 was $64,000 and $127,000, respectively.

The estimated future amortization expense of intangible assets as of June 30, 2011 was as follows (in thousands):

Year Ending December 31,
2011 (remaining six months)	$128
Thereafter	—
$128

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):
	June 30,	December 31,
	2011	2010
Accrued compensation	$8,136	$8,451
Accrued commissions	2,741	2,067
Accrued workers compensation and health insurance	902	410
All other current accrued liabilities	867	1,045
Total other current liabilities	$12,646	$11,973

9.	BORROWING ARRANGEMENTS

Under the terms of an unsecured credit agreement with Bank of the West, the Company has a $5 million line of credit available for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility. As of June 30, 2011, the Company had no borrowings under the line of credit. On April 22, 2011, the expiration date of the line of credit was extended from April 30, 2011 to April 30, 2013. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%.

The agreement includes certain restrictive covenants and, as of June 30, 2011, the Company was in compliance with such covenants.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The credit agreement also included a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. In May 2009, the Company borrowed $15 million under the term loan. Interest under the term loan facility was payable at a rate equal to floating one-month LIBOR plus 2.25%. Borrowings were payable over 21 equal monthly installments, which commenced on August 31, 2009 and the final payment was made on April 30, 2011. The term loan facility expired April 30, 2011.

10.	SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2011, two customers, both worldwide distributors, accounted for $28.7 million (21%) and $24.0 million (18%) of net revenues, respectively. During the six months ended June 30, 2010, two customers, both worldwide distributors, accounted for $28.8 million (20%) and $28.4 million (20%) of net revenues, respectively.

At June 30, 2011, two worldwide distributors accounted for 32% and 23%, respectively, of total accounts receivable. At December 31, 2010, three worldwide distributors and an Asian based stocking representative accounted for 23%, 17%, 10% and 11%, respectively, of total accounts receivable.

11.	COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$10,721	$12,356	$19,786	$22,067
Unrealized gains on investments, net of tax	359	85	396	156
Comprehensive income	$11,080	$12,441	$20,182	$22,223

12.	SEGMENT REPORTING

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

Net Revenues by Segment	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2011	2010	2011	2010
Net Revenues:
Standard Products	$65,808	$71,717	$131,379	$136,800
Other Products	2,702	2,194	4,625	4,303
Total net revenues	$68,510	$73,911	$136,004	$141,103
As a Percentage of Total Net Revenues:
Standard Products	96%	97%	97%	97%
Other Products	4%	3%	3%	3%
Total net revenues	100%	100%	100%	100%

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	LITIGATION AND OTHER CONTINGENCIES

From time to time, claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of June 30, 2011, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14.	SHARE REPURCHASE PROGRAM

In February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30.0 million is expended. In May 2011, the Company’s Board of Directors authorized the repurchase of an additional $30.0 million of the Company's common stock. The shares authorized for purchase under the new plan are in addition to the shares that may yet be purchased under the 2010 plan, which brings the total available for repurchase, as of June 30, 2011, to $36.7 million. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account. Repurchased amounts are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company's stock option plans and employee stock purchase plan. During the six months ended June 30, 2011, the Company repurchased 553,671 shares of its common stock for an aggregate price of $7.2 million.

15.	INCOME TAXES

The income tax provision for the three and six months ended June 30, 2011, as a percentage of income before taxes, was 34.0% and 33.3%, respectively. The income tax provision for the three and six months ended June 30, 2010, as a percentage of income before taxes, was 35.6% and 35.5%, respectively. The tax provision for these periods excluded approximately 1.5% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009 and was not reinstated until the fourth quarter of 2010.

As of June 30, 2011, the gross liability for uncertain tax positions was $13.0 million and the net liability, reduced for the federal effects of potential state tax exposures, was $9.9 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $9.9 million would favorably affect the Company’s tax provision in such future periods. Included in the $9.9 million is $1.8 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $8.1 million liability consists of $6.3 million included in long-term income taxes payable and $1.8 million has been netted against current income taxes receivable. The Company does not anticipate a significant change to the $6.3 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of June 30, 2011 and December 31, 2010, the Company had $705,000 and $743,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $24.8 million and net long-term deferred tax assets of $7.8 million as of June 30, 2011. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

16.	DIVIDENDS

On April 21, 2011, the Company’s Board of Directors declared a cash dividend of $0.035 per outstanding share of common stock. The payment of $2.2 million was made on May 23, 2011 to shareholders of record as of May 11, 2011.

17.	SUBSEQUENT EVENT

On July 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on August 24, 2011 to shareholders of record at the close of business on August 10, 2011. This dividend will be recorded in the third quarter of 2011 and is expected to be approximately $2.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Quarterly Report on Form 10-Q (this "Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short-term and long-term cash requirements and the sources of funds to meet such requirements ; effect of changes in market interest rates on investments; the Company's ability to recover the cost basis on its investment; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the impact of changes in laws and regulations; the future realization of tax benefits; the amount of future taxable income levels and the resolution of uncertain tax positions; and share-based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, "believe,” "estimate,” "may,” "can,” "will,” "could,” "would,” "should," "continue," "intend,” "objective,” "plan,” "expect,” "likely,” "potential,” "possible” or "anticipate” or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this Report, and, except as required by law, the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties, including those risks discussed under “Risks Factors” and elsewhere in this document, which could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Form 10-K for the year ended December 31, 2010.

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal ICs and digital ICs. The Company currently ships approximately 3,000 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications

The Company’s high performance power management analog products are characterized by high power density and small form factor. The demand for high performance power management circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets, portable media players and notebook and tablet computers. The Company also has an extensive power management offering for the networking and communications infrastructure markets including cloud, single-board and enterprise servers, network switches and routers, storage area networks and wireless base stations. In addition, the Company offers products which serve the solid state markets, and is seeing strength in the emergence of solid state drives and analog switches including USB switches.

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

The following table presents the Company’s revenues by product line as a percentage of total net revenues for the periods presented.

Net Revenues by Product Line	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
As a Percentage of Total Net Revenues
Standard products
Analog	60%	60%	61%	62%
High bandwidth	17%	18%	18%	17%
Ethernet	19%	19%	18%	18%
Total standard products	96%	97%	97%	97%
Foundry, custom and other	4%	3%	3%	3%
Total net revenues	100%	100%	100%	100%

The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues for the periods presented.

Net Revenues by End Market	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
As a Percentage of Total Net Revenues
Industrial	40%	37%	42%	39%
High-speed communications	32	32	31	31
Computer	13	16	13	15
Wireless handsets	12	11	11	12
Automotive, military and other	3	4	3	3
Total net revenues	100%	100%	100%	100%

To enhance the readers’ understanding of the Company’s performance, the following is a chronological overview of the Company’s results for the quarterly periods from January 1, 2010 through June 30, 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the second quarter of 2010, revenues increased to $73.9 million, representing an increase of $6.7 million, or 10.0%, from $67.2 million in the first quarter of 2010. Compared to the same period last year, revenues increased by $22.1 million, or 42.7%, due to higher overall demand from customers in all of the Company's geographies and end markets. Demand from customers serving the communications and computer end markets increased, resulting in a book-to-bill ratio that was greater than one. The gross margin in the second quarter of 2010 was 57.8%, as compared to 55.4% in the first quarter of 2010. This increase was largely due to improved factory utilization and in part due to a reduced sales mix of lower margin products shipped to the wireless handset market. The Company’s operating margin for the second quarter of 2010 increased to 25.8% as compared to 22.2% in the first quarter of 2010. Net income for the second quarter of 2010 was $12.4 million, or $0.20 per basic and diluted share, as compared to net income equal to $9.7 million, or $0.16 per basic and diluted share for the first quarter of 2010, and net income equal to $3.9 million, or $0.06 per basic and diluted share, for the second quarter of 2009. During the second quarter of 2010, cash flows from operations were $26.7 million. The Company repurchased $1.3 million of its common stock during the second quarter of 2010 and also maintained its quarterly $0.035 per share dividend.

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

During the fourth quarter of 2010, revenues decreased 6.2% to $75.6 million from $80.6 million in the third quarter of 2010. Compared to the fourth quarter of 2009, revenues increased by $14.4 million, or 23.5%, due to greater overall demand from customers in all of the Company's geographies and end markets.  Customer demand moderated in the fourth quarter of 2010 as the semiconductor industry completed its recovery from the downturn of 2008-2009.  Fourth quarter 2010 bookings seasonally declined from the third quarter 2010 levels, resulting in a book-to-bill ratio below one for the quarter. Fourth quarter 2010 gross margin was 55.8%, as compared to 57.9% in the third quarter of 2010. This decrease in gross margin was primarily the result of reduced factory utilization combined with a greater mix of direct sales to customers serving consumer markets, which tend to carry lower gross margins. Net income for the fourth quarter of 2010 was $13.7 million, or $0.22 per basic and diluted share, as compared to net income of $14.9 million, or $0.24 per basic and diluted share for the third quarter of 2010, and net income of $4.1 million, or $0.07 per basic and diluted share, for the fourth quarter of 2009. Net income for the fourth quarter of 2009 included a $6.5 million non-cash, pre-tax charge related to the impairment of certain semiconductor manufacturing equipment. During the fourth quarter of 2010, cash flows from operations were $14.1 million. The Company repurchased $2.9 million of its common stock during the fourth quarter of 2010 and also maintained its quarterly $0.035 per share dividend.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the year ended December 31, 2010, revenues increased 36% to $297.4 million from $218.9 million for the year ended December 31, 2009. This increase was due to greater overall demand from customers in all of the Company's geographies and end markets, which resulted from improved macro-economic conditions, an expanded sales force, solid operational execution and increased shipments of new products. The Company’s book-to-bill remained above one for the full year 2010 consistent with bookings being unusually high due to long lead times in the first half of the year followed by softer demand and shorter (more normal) lead times in the second half. Gross margin for 2010 increased to 56.8%, from 52.0% for 2009. This increase was primarily due to improved factory utilization and, to a lesser extent, a reduced sales mix of lower margin products shipped to the wireless handset market as compared to 2009. Operating margin for 2010 was 25.2% which represents the highest level in a decade.  Net income increased over 200% in 2010 to $50.7 million, or $0.81 per diluted share, as compared to net income of $16.3 million, or $0.26 per diluted share in 2009. The 2010 diluted earnings per share of $0.81 was an all-time annual record for Micrel and surpassed its previous record of $0.75, which was achieved in 2000 when total revenues were 16% higher than revenues in 2010. The increase in diluted earnings per share was due in part to a 36% decrease in the number of diluted shares in 2010, as compared to 2000, as a result of the Company’s share repurchase program.  During 2010 cash, cash equivalents and short term investments increased more than 50% to $109.2 million as compared to 2009, and the Company generated $72.9 million in cash flows from operations. In addition, in 2010 the Company repurchased $16.1 million of its common stock, and paid $8.6 million in dividends to shareholders.

During the first quarter of 2011, revenues decreased 10.8% to $67.5 million from $75.6 million in the fourth quarter of 2010. This larger than normal seasonal decline in revenue from the fourth quarter of 2010 to the first quarter of 2011 was mainly due to a larger than expected reduction in sales to a Korean wireless handset and consumer electronic device manufacturer which moderated product deliveries during the quarter to control its inventory levels.  The Company also experienced a reduction in overall demand towards the end of the first quarter of 2011 related to disruptions in the worldwide electronics supply chain as a result of the earthquake and tsunami in Japan. In addition, the first quarter 2011 revenues were impacted by reduced shipments to certain Asian based stocking representative channel partners that reduced their inventory levels during the quarter. As compared to the same period last year, first quarter 2011 revenues increased by $0.3 million. First quarter 2011 book-to-bill ratio was below one, but showed improvement compared to the fourth quarter of 2010. First quarter 2011 gross margin was 56.1%, as compared to 55.8% in the fourth quarter of 2010. Despite the lower revenues, first quarter 2011 gross margin increased from the previous quarter primarily due to a larger proportion of higher margin products. Net income for the first quarter of 2011 was $9.1 million, or $0.15 per basic share and $0.14 per diluted share, as compared to net income of $13.7 million, or $0.22 per basic and diluted share for the fourth quarter of 2010, and net income of $9.7 million, or $0.16 per basic and diluted share, for the first quarter of 2010. During the first quarter of 2011, cash flows from operations were $15.1 million. During the first quarter of 2011, cash and short-term investments increased by $12.4 million to $121.6 million. In addition to maintaining its quarterly $0.035 per share cash dividend, during the first quarter of 2011 the Company repurchased $5.8 million of its common stock.

Second quarter 2011 revenues increased 1.5% to $68.5 million from $67.5 million in the first quarter of 2011. This increase resulted primarily from increased demand in the high-speed communications end market as well as a resumption of more normal shipment levels to a Korean wireless handset and consumer electronic device manufacturer which had moderated product deliveries during the previous quarter. The sequential increase in revenues was less than expected primarily due to lower than expected demand in the industrial end market. The second quarter 2011 book-to-bill ratio was above one for the first time since the second quarter of 2010. Second quarter 2011 gross margin increased to 58.3% as compared to 56.1% in the first quarter of 2011 primarily due to a larger proportion of higher margin products combined with decreased excess inventory charges. Net income for the second quarter of 2011 was $10.7 million, or $0.17 per basic and diluted share, as compared to net income of $9.1 million, or $0.15 per basic share and $0.14 per diluted share for the first quarter of 2011, and net income of $12.4 million, or $0.20 per basic and diluted share for the second quarter of 2010. During the second quarter of 2011, cash flows from operations were $12.4 million. During the second quarter of 2011, cash and short-term investments increased by $10.7 million to $132.3 million. In addition to maintaining its quarterly $0.035 per share cash dividend, during the second quarter of 2011 the Company repurchased $1.4 million of its common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company derives a substantial portion of its net revenues from standard products. For the three and six months ended June 30, 2011, the Company’s standard products sales accounted for 96% and 97%, respectively, of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part II Item 1A of this Quarterly Report on Form 10-Q titled "Risk Factors". As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition and cash flows.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of June 30, 2011, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.7	42.2	42.8	43.4
Gross profit	58.3	57.8	57.2	56.6
Operating expenses:
Research and development	17.9	15.6	18.2	16.2
Selling, general and administrative	17.0	16.4	17.5	16.3
Total operating expenses	34.9	32.0	35.7	32.5
Income from operations	23.4	25.8	21.5	24.1
Other income (expense):
Interest income	0.3	0.2	0.3	0.2
Interest expense	--	(0.1)	--	(0.1)
Other income, net	--	--	--	--
Total other income, net	0.3	0.1	0.3	0.1
Income before income taxes	23.7	25.9	21.8	24.2
Provision for income taxes	8.1	9.2	7.3	8.6
Net income	15.6%	16.7%	14.5%	15.6%

Net Revenues. For the three months ended June 30, 2011, net revenues decreased 7% to $68.5 million from $73.9 million for the same period in the prior year. For the six months ended June 30, 2011, net revenues decreased 4% to $136.0 million from $141.1 million for the same period in the prior year. These decreases resulted primarily from decreased unit shipments of standard products. Standard products revenues for the three months ended June 30, 2011 decreased 8% to $65.8 million from $71.7 million for the same period in the prior year. This decrease resulted from reduced shipments of products serving the computer and high-speed communications markets. For the six months ended June 30, 2011, standard products revenues decreased 4% to $131.4 million from $136.8 million for the same period in the prior year. This decrease resulted from reduced shipments of products serving the computer, high-speed communications and wireless handset markets, which was partially offset by increased shipments of products serving the industrial market.

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

International sales represented 74% and 73%, respectively, of net revenues for the three and six month periods ended June 30, 2011 as compared to 72% and 71%, respectively, of the Company’s net revenues for the three and six month periods ended June 30, 2010. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers as Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company’s gross margin increased to 58.3% for the three months ended June 30, 2011 from 57.8% for the comparable period in 2010. For the six months ended June 30, 2011, the Company’s gross margin increased to 57.2% from 56.6% for the comparable period in 2010. These increases were primarily due to an increased proportion of higher margin products shipped to the industrial market as compared to the same periods in 2010.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 17.9% for the three months ended June 30, 2011 as compared to 15.6% for the three months ended June 30, 2010.  On a dollar basis, research and development expenses increased $691,000, or 6%, to $12.2 million for the three month period ended June 30, 2011 from $11.5 million for the comparable period in 2010. For the six months ended June 30, 2011 and 2010, research and development expenses as a percentage of net revenues represented 18.2% and 16.2%, respectively. On a dollar basis, research and development expenses increased $1.8 million, or 8%, to $24.8 million for the six months ended June 30, 2011 from $22.9 million for the comparable period in 2010. These increases were primarily due to increased research and development headcount expenses. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17.0% for the three months ended June 30, 2011 and 16.4% for the three months ended June 30, 2010. On a dollar basis, selling, general and administrative expenses decreased $398,000, or 3%, to $11.7 million for the three months ended June 30, 2011 from $12.1 million for the comparable period in 2010. This decrease was primarily due to decreased profit sharing accruals, which was offset in part by increased headcount expenses. For the six months ended June 30, 2011 and 2010, selling, general and administrative expenses as a percentage of net revenues represented 17.5% and 16.3%, respectively.  On a dollar basis, selling, general and administrative expenses increased $795,000, or 3%, to $23.8 million for the six months ended June 30, 2011 from $23.0 million for the comparable period in 2010. This increase was primarily due to increased headcount expenses, which were partially offset by decreased profit sharing accruals.

Share-Based Compensation. The Company’s results of operations for the three month periods ended June 30, 2011 and 2010 included $1.3 million and $1.1 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the six month periods ended June 30, 2011 and 2010, the Company’s results of operations included $2.7 million and $2.2 million, respectively, of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expense and selling, general and administrative expense (see Note 3 of Notes to Condensed Consolidated Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

Provision for Income Taxes. The income tax provision for the three and six months ended June 30, 2011, as a percentage of income before taxes, was 34.0% and 33.3%, respectively. The income tax provision for the three and six months ended June 30, 2010, as a percentage of income before taxes, was 35.6% and 35.5%, respectively. The tax provision for these periods excluded approximately 1.5% in benefits, as a percentage of income before taxes, from the Federal research and development credit which expired on December 31, 2009 and was not reinstated until the fourth quarter of 2010. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2011 consisted of cash, cash equivalents and short-term investments of $132.3 million and a $5.0 million revolving line of credit from a commercial bank.

The Company generated $27.5 million in cash from operating activities during the six months ended June 30, 2011. Significant cash flows included cash provided by net income of $19.8 million plus additions for non-cash activities of $10.6 million (consisting primarily of $6.3 million in depreciation and amortization, $2.2 million in share-based compensation expense and related tax effects and $2.1 million increase in deferred tax assets) combined with a $5.1 million decrease in income taxes receivable, which were offset in part by a $4.5 million decrease in accounts payable combined with a $2.9 million increase in accounts receivable and a $1.5 million increase in inventory.

During the six months ended June 30, 2010, the Company generated $44.7 million in cash from operating activities. Significant cash flows included cash provided by net income of $22.1 million plus additions for non-cash activities of $2.7 million (consisting primarily of $6.5 million in depreciation and amortization and $2.2 million in share-based compensation expense partially offset by a $6.0 million increase in deferred income taxes) combined with a $13.6 million increase in deferred income, a $11.7 million increase in income taxes payable and a $5.5 million increase in other current liabilities combined with a $4.0 million decrease in income taxes receivable, which were offset in part by a $17.5 million increase in accounts receivable resulting from increased product shipments.

The Company used $1.7 million of cash in investing activities during the six months ended June 30, 2011, comprised primarily of $23.9 million in purchases of investments and $4.8 million of purchases of property, plant and equipment, which was partially offset by $27.0 million in proceeds from the sales of investments.

During the six months ended June 30, 2010, the Company used $5.2 million of cash in investing activities comprised primarily of $4.1 million of purchases of property, plant and equipment and $1.1 million in net purchases of investments.

The Company used $3.1 million of cash in financing activities during the six months ended June 30, 2011 primarily for the repurchase of $7.2 million of the Company’s common stock, $4.4 million for the payment of cash dividends and $2.9 million in repayments of long-term debt, which was partially offset by $10.9 million in proceeds from employee stock transactions.

During the six months ended June 30, 2010, the Company used $8.1 million of cash in financing activities primarily for the $4.3 million for the payment of cash dividends, $4.3 million in repayments of long-term debt and the repurchase of $2.2 million of the Company’s common stock, which was partially offset by $2.7 million in proceeds from employee stock transactions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently intends to spend approximately $10 million to $15 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On July 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on August 24, 2011 to shareholders of record at the close of business on August 10, 2011. This dividend will be recorded in the third quarter of 2011 and is expected to be approximately $2.5 million.

Under the Company’s stock repurchase program, as of June 30, 2011, the Company was authorized to repurchase an additional $36.7 million of its common stock.

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

Contractual Obligations and Commitments

As of June 30, 2011, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,956	$893	$978	$85	$-
Open purchase orders	15,805	15,805	-	-	-
Total	$17,761	$16,698	$978	$85	$-

Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. As of June 30, 2011, the Company had no borrowings under the line of credit.

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

As of June 30, 2011, the Company had $9.9 million of unrecognized tax benefits. Included in the $9.9 million is $1.8 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $8.1 million liability consisted of $6.3 million included in long-term income taxes payable and $1.8 million included in current income taxes payable. The Company does not anticipate a significant change to the $6.3 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2011, the Company had no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2011, the Company held $10.5 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of June 30, 2011. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of June 30, 2011, the Company had recorded a $1.1 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At June 30, 2011, the Company had no fixed-rate long-term debt subject to interest rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 13 of Notes to Condensed Consolidated Financial Statements under the caption “Litigation and Other Contingencies” in Item 1 of Part I is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Factors That May Affect Operating Results

If the Company’s operating results are below the expectations of public market analysts or investors, then the market price of its common stock could decline. Many factors that can affect the Company’s quarterly and annual results are difficult to control or predict. Some of the factors which can affect a multinational semiconductor business such as the Company are described below.

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

Disruption in financial markets may adversely affect the Company’s business in a number of ways. The unprecedented contraction and extreme disruption of the credit and financial markets in the United States, Europe, and Asia that began in 2007 led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. These economic developments adversely affected the Company’s business in a number of ways. A similar tightening of credit in financial markets may limit the ability of the Company’s customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for the Company’s products or reduced ability to finance operations to supply products to the Company. The Company cannot predict the likely duration and severity of disruptions in financial markets and adverse economic conditions in the U.S. and other countries. Further, fluctuations in worldwide economic conditions make it extremely difficult for the Company to forecast future sales levels based on historical information and trends. Visibility into customer demand is limited due to short order lead times. Portions of the Company’s expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent the Company does not achieve its anticipated levels of sales, its gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

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

Semiconductor Industry Specific Risks

The volatility of customer demand in the semiconductor industry limits a company’s ability to predict future levels of sales and profitability. Semiconductor suppliers can rapidly increase production output in response to slight increases in demand, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to account for shorter lead times. A rapid and sudden decline in customer demand for products can result in excess quantities of certain products relative to demand. Should this occur, the Company’s operating results may be adversely affected as a result of charges to reduce the carrying value of the Company’s inventory to the estimated demand level or market price. The Company’s quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The short-term and volatile nature of customer demand makes it extremely difficult to accurately predict near term revenues and profits. For example, although fourth quarter revenue is typically lower than third quarter revenue each year due to seasonal demand fluctuations, it may not be apparent until the end of September whether the trend will continue this year.

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

The short lead time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, stocking representatives and distributors to carry inventory to meet short-term requirements and minimize their investment in on-hand inventory. Customers have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand. As a consequence of the short lead time environment and corresponding unpredictability of customer demand, the Company has increased its inventories over the past several years to maintain reliable service levels. If actual customer demand for the Company’s products is different from the Company’s estimated demand, delivery schedules may be impacted, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company’s business, financial condition, results of operations, or cash flows. In addition, the Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demands of end customers. However, like many of its competitors, the Company recognizes revenue on sales of product to stocking representatives on a sell-in basis rather than, a sell-through basis, so fluctuations in inventory accumulation by stocking representatives can exacerbate fluctuations in revenue from sales to such stocking representatives. Also, should the relationship with a distributor or stocking representative be terminated, the level of product returns could be higher than the returns allowance established, which could negatively affect the Company’s revenues and results of operations.

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

The wireless handset (cellular telephone) market comprises a significant portion of the Company’s standard product revenues. The Company derives a significant portion of its net revenues from customers serving the wireless handset market. Due to the highly competitive and fast changing environment in which the Company’s wireless handset customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company’s wireless handset customers' acceptance of Micrel’s products decreases, or if these customers lose market share, or accumulate too much inventory of completed handsets, the demand for the Company’s products could decline sharply which could adversely affect the Company’s revenues and results of operations.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At June 30, 2011, the Company held $10.5 million in principal of auction rate notes secured by student loans. As of June 30, 2011, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $1.1 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

If the Company is unable to convert a significant portion of its design wins into revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted. The Company has secured a number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of the Company’s design wins may never generate revenues if end-customer projects are unsuccessful in the marketplace or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically from six months to greater than eighteen months. If the Company fails to convert a significant portion of its design wins into substantial revenue, the Company’s business, financial condition and results of operations could be materially and adversely impacted.

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

Changes in tax laws could adversely affect the Company’s results of operations. The Company is subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide tax liabilities. The Company believes that it complies with applicable tax law. If the governing tax authorities have a different interpretation of the applicable law or if there is a change in tax law, the Company’s financial condition and results of operations may be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As announced in February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30.0 million is expended. As announced on May 31, 2011, the Company’s Board of Directors authorized the repurchase of an additional $30.0 million of the Company's common stock. The shares authorized for purchase under the new plan are in addition to the shares that may yet be purchased under the 2010 plan. As with the 2010 plan, the new plan will stay in effect until the total authorized aggregate amount is expended or the authorization is modified by the Company’s Board of Directors. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock during the first six months of 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)
January 2011	99,760	$13.31	99,760	$12,618
February 2011	333,911	13.40	333,911	$8,144
Total Q1 2011	433,671	$13.38	433,671
May 2011	30,000	11.75	30,000	$37,791
June 2011	90,000	11.73	90,000	$36,735
Total Q2 2011	120,000	$11.74	120,000
Total	553,671	$13.02	553,671

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1
First Amendment to Credit Agreement, dated as of April 22, 2011, by and between Bank of the West and Micrel, Incorporated (is incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K dated April 22, 2011)

31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: August 5, 2011	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)