Form 10-Q
period 2011-09-30
MICREL INC
filed 2011-11-08
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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

As of October 31, 2011 there were 61,481,969 shares of common stock, no par value, outstanding.

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,308	$74,738
Short-term investments	59,694	34,497
Accounts receivable, less allowances: 2011 - $1,807; 2010 - $3,925	29,411	34,131
Inventories	37,743	36,709
Income taxes receivable	827	6,547
Deferred income taxes	25,053	25,022
Other current assets	2,046	2,718
Total current assets	238,082	214,362

LONG-TERM INVESTMENTS	9,097	12,166
PROPERTY, PLANT AND EQUIPMENT, NET	61,853	64,517
DEFERRED INCOME TAXES	8,214	9,740
INTANGIBLE ASSETS, NET	64	255
OTHER ASSETS	1,429	1,413
TOTAL	$318,739	$302,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,329	$19,672
Deferred income on shipments to distributors	36,414	38,646
Current portion of long-term debt	—	2,857
Other current liabilities	10,626	11,973
Total current liabilities	63,369	73,148

LONG-TERM INCOME TAXES PAYABLE	5,821	5,664
Total liabilities	69,190	78,812

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2011 – 61,742,146 shares; 2010 – 61,604,160 shares	5,820	2,401
Accumulated other comprehensive loss	(873)	(1,212)
Retained earnings	244,602	222,452
Total shareholders’ equity	249,549	223,641
TOTAL	$318,739	$302,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET REVENUES	$64,244	$80,626	$200,248	$221,729
COST OF REVENUES	28,567	33,937	86,797	95,132
GROSS PROFIT	35,677	46,689	113,451	126,597
OPERATING EXPENSES:
Research and development	12,637	11,681	37,389	34,594
Selling, general and administrative	10,985	12,770	34,748	35,738
Total operating expenses	23,622	24,451	72,137	70,332
INCOME FROM OPERATIONS	12,055	22,238	41,314	56,265
OTHER INCOME (EXPENSE):
Interest income	186	146	553	416
Interest expense	—	(49)	(18)	(191)
Other income, net	66	40	141	115
Total other income, net	252	137	676	340
INCOME BEFORE INCOME TAXES	12,307	22,375	41,990	56,605
PROVISION FOR INCOME TAXES	3,095	7,455	12,992	19,618
NET INCOME	$9,212	$14,920	$28,998	$36,987
NET INCOME PER SHARE:
Basic	$0.15	$0.24	$0.47	$0.59
Diluted	$0.15	$0.24	$0.46	$0.59

CASH DIVIDENDS PER COMMON SHARE	$0.040	$0.035	$0.110	$0.105

WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	62,043	61,936	62,017	62,236
Diluted	62,465	62,311	62,850	62,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	September 30,
	2011	2010
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$28,998	$36,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,179	9,833
Share-based compensation expense	4,175	3,437
Excess tax benefit from share-based payment arrangements	(476)	(18)
Loss on disposal of assets	—	1
Deferred income taxes provision	1,341	(9,327)
Changes in operating assets and liabilities:
Accounts receivable	4,720	(16,939)
Inventories	(1,033)	(39)
Income taxes receivable	5,720	4,011
Other current assets	656	(1,276)
Accounts payable	(3,343)	2,963
Income taxes payable	290	2,889
Other current liabilities	(1,347)	6,658
Deferred income on shipments to distributors	(2,232)	19,623
Net cash provided by operating activities	46,648	58,803
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(6,324)	(6,390)
Purchases of investments	(54,355)	(2,001)
Proceeds from the sale of investments	32,785	1,000
Net cash used in investing activities	(27,894)	(7,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(2,857)	(6,428)
Proceeds from the issuance of common stock	11,574	3,011
Repurchases of common stock	(12,529)	(13,127)
Payment of cash dividends	(6,848)	(6,508)
Excess tax benefit from share based payment arrangements	476	18
Net cash used in financing activities	(10,184)	(23,034)
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,570	28,378
CASH AND CASH EQUIVALENTS - Beginning of period	74,738	70,898
CASH AND CASH EQUIVALENTS - End of period	$83,308	$99,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2010, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and those included in this Form 10-Q below.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	62,043	61,936	62,017	62,236
Dilutive effect of stock options outstanding using the treasury stock method	422	375	833	397
Shares used in computing diluted net income per share	62,465	62,311	62,850	62,633

For the three and nine months ended September 30, 2011, 4.9 million stock options and 3.8 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For each of the three and nine months ended September 30, 2010, 4.4 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenues	$246	$197	$772	$589
Research and development	615	453	1,666	1,309
Selling, general and administrative	629	550	1,737	1,539
Pre-tax share-based compensation expense	1,490	1,200	4,175	3,437
Less income tax effect	(512)	(381)	(1,504)	(1,109)
Net share-based compensation expense	$978	$819	$2,671	$2,328

During the three months ended September 30, 2011 and 2010, the Company granted an aggregate of 619,495 and 154,599 stock options and restricted stock units, respectively, at weighted average fair values of $6.36 and $4.01 per share, respectively. For the nine months ended September 30, 2011 and 2010, the Company granted an aggregate of 2,421,866 and 1,240,250 stock options and restricted stock units, respectively, at weighted average fair values of $5.62 and $3.87 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected term (years)	5.6	5.7	5.7	6.1
Stock volatility	41.3%	41.2%	40.5%	40.8%
Risk free interest rates	1.1%	1.5%	1.9%	2.2%
Dividends during expected terms	1.7%	1.4%	1.4%	1.4%

As of September 30, 2011, there was $23.6 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 4.3 years. Total share-based compensation capitalized as part of inventory as of September 30, 2011 and December 31, 2010 was $143,000 and $142,000, respectively.

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

Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of September 30, 2011 consist primarily of liquid municipal and corporate debt instruments and are classified as available-for-sale securities. Long-term investments as of September 30, 2011 consist of auction rate notes secured by student loans and are classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. A summary of the Company’s short-term investments at September 30, 2011 and December 31, 2010 is as follows (in thousands):

	As of September 30, 2011				As of December 31, 2010
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value

Municipal and Corporate Debt Securities	$37,251	$1	$580	$36,672	$32,583	$1	$98	$32,486
Certificates of Deposits	23,022	—	—	23,022	2,011	—	—	2,011
Total	$60,273	$1	$580	$59,694	$34,594	$1	$98	$34,497

The fair value of the Company's short-term investments which were in unrealized loss positions as of September 30, 2011, was $32.3 million.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets measured at fair value on a recurring basis as of September 30, 2011 were as follows (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds	$46,646	$4,475	$—	$51,121
Municipal and corporate debt securities	59,694	—	—	59,694
Auction rate notes	—	—	9,097	9,097
Total	$106,340	$4,475	$9,097	$119,912

Financial assets measured at fair value on a recurring basis as of December 31, 2010 were as follows (in thousands):

Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds	$63,659	$4,474	$—	$68,133
Municipal and corporate debt securities	36,506	—	—	36,506
Auction rate notes	—	—	12,166	12,166
Total	$100,165	$4,474	$12,166	$116,805

As of September 30, 2011, the Company had approximately $9.1 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of September 30, 2011. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 23 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of September 30, 2011 and December 31, 2010. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of September 30, 2011 and December 31, 2010, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of September 30, 2011 and December 31, 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of September 30, 2011, the Company determined there was a cumulative decline in the fair value of its auction rate notes of approximately $1.0 million (recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company believes it will recover its cost basis in these investments.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30, 2011, the changes in the Company’s Level 3 securities (consisting of auction rate notes) are as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2010	$12,166
Transfers in and/or out of Level 3	—
Total gains, before tax	831
Settlements	(3,900)
Ending balance, September 30, 2011	$9,097

5.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Finished goods	$14,261	$14,304
Work in process	21,557	20,907
Raw materials	1,925	1,498
Total inventories	$37,743	$36,709

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):
	September 30,	December 31,
	2011	2010
Manufacturing equipment	$178,574	$173,967
Land	8,101	8,101
Buildings and improvements	53,789	53,385
Office furniture and research equipment	15,164	14,493
	255,628	249,946
Accumulated depreciation	(193,775)	(185,429)
Total property, plant and equipment, net	$61,853	$64,517

Depreciation expense for the three and nine months ended September 30, 2011 was $2.8 million and $9.0 million, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	INTANGIBLE ASSETS

Components of intangible assets were as follows (in thousands):
	As of September 30, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$—	$8,718	$8,718	$—
Patents and trade name	2,886	2,822	64	2,886	2,631	255
Customer relationships	1,455	1,455	—	1,455	1,455	—
Total intangible assets	$13,059	$12,995	$64	$13,059	$12,804	$255

Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Total intangible amortization expense for the three and nine months ended September 30, 2011 was $64,000 and $191,000, respectively.

The estimated future amortization expense of intangible assets as of September 30, 2011 was as follows (in thousands):

Year Ending December 31,
2011 (remaining three months)	$64
Thereafter	—
$64

8.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):
	September 30,	December 31,
	2011	2010
Accrued compensation	$6,176	$8,451
Accrued commissions	2,393	2,067
Accrued workers compensation and health insurance	807	410
All other current accrued liabilities	1,250	1,045
Total other current liabilities	$10,626	$11,973

9.	BORROWING ARRANGEMENTS

Under the terms of an unsecured credit agreement with Bank of the West, the Company has a $5 million line of credit available for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility. As of September 30, 2011, the Company had no borrowings under the line of credit. On April 22, 2011, the expiration date of the line of credit was extended from April 30, 2011 to April 30, 2013. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%.

The agreement includes certain restrictive covenants and, as of September 30, 2011, the Company was in compliance with such covenants.

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

During the nine months ended September 30, 2011, two customers, both worldwide distributors, accounted for $39.5 million (20%) and $36.4 million (18%) of net revenues, respectively. During the nine months ended September 30, 2010, two customers, both worldwide distributors, accounted for $44.8 million (20%) and $44.3 million (20%) of net revenues, respectively.

At September 30, 2011, two worldwide distributors accounted for 22% and 17%, respectively, of total accounts receivable. At December 31, 2010, three worldwide distributors and an Asian based stocking representative accounted for 23%, 17%, 10% and 11%, respectively, of total accounts receivable.

11.	COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2011 and 2010 were as follows (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$9,212	$14,920	$28,998	$36,987
Unrealized gains on investments, net of tax	(56)	361	339	517
Comprehensive income	$9,156	$15,281	$29,337	$37,504

12.	SEGMENT REPORTING

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

Net Revenues by Segment	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2011	2010	2011	2010
Net Revenues:
Standard Products	$61,907	$78,793	$193,286	$215,594
Other Products	2,337	1,833	6,962	6,135
Total net revenues	$64,244	$80,626	$200,248	$221,729
As a Percentage of Total Net Revenues:
Standard Products	96%	98%	97%	97%
Other Products	4%	2%	3%	3%
Total net revenues	100%	100%	100%	100%

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	LITIGATION AND OTHER CONTINGENCIES

From time to time, claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of September 30, 2011, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14.	SHARE REPURCHASE PROGRAM

In February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30.0 million is expended. In May 2011, the Company’s Board of Directors authorized the repurchase of an additional $30.0 million of the Company's common stock. The shares authorized for purchase under the new plan are in addition to the shares that may yet be purchased under the 2010 plan, which brings the total available for repurchase, as of September 30, 2011, to $31.5 million. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account. Repurchased amounts are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company's stock option plans and employee stock purchase plan. During the nine months ended September 30, 2011, the Company repurchased 1,092,205 shares of its common stock for an aggregate price of $12.5 million.

15.	INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2011, as a percentage of income before taxes, was 27.2% and 30.9%, respectively, and included the release of approximately $769,000 of tax reserves from 2007 primarily due to the expiration of the federal statute of limitations in September 2011. The income tax provision for the three and nine months ended September 30, 2010, as a percentage of income before taxes, was 33.3% and 34.7%, respectively. The tax provision for these 2010 periods included $358,000 in prior year benefits recognized in the third quarter of 2010. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2011, the gross liability for uncertain tax positions was $12.6 million and the net liability, reduced for the federal effects of potential state tax exposures, was $9.5 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $9.5 million would favorably affect the Company’s tax provision in such future periods. Included in the $9.5 million is $1.9 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $7.6 million liability consists of $5.8 million included in long-term income taxes payable and $1.8 million has been netted against current income taxes receivable. The Company does not anticipate a significant change to the $5.8 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of September 30, 2011 and December 31, 2010, the Company had $549,000 and $743,000, respectively, accrued for interest and $0 accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2008 and forward. Significant state tax jurisdictions include California, New York and Texas, and generally, the Company is subject to routine examination for years 2005 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2003 and forward in various immaterial foreign tax jurisdictions in which it operates.

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $25.1 million and net long-term deferred tax assets of $8.2 million as of September 30, 2011. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not likely, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

16.	DIVIDENDS

On July 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The payment of $2.5 million was made on August 24, 2011 to shareholders of record as of August 10, 2011.

17.	SUBSEQUENT EVENT

On October 25, 2011, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on November 23, 2011 to shareholders of record at the close of business on November 9, 2011. This dividend will be recorded in the fourth quarter of 2011 and is expected to be approximately $2.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this Quarterly Report on Form 10-Q (this "Report") that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short-term and long-term cash requirements and the sources of funds to meet such requirements; effect of changes in market interest rates on investments; the Company's ability to recover the cost basis on its investment; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the impact of changes in laws and regulations; the future realization of tax benefits; the amount of future taxable income levels and the resolution of uncertain tax positions; and share-based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, "believe,” "estimate,” "may,” "can,” "will,” "could,” "would,” "should," "continue," "intend,” "objective,” "plan,” "expect,” "likely,” "potential,” "possible” or "anticipate” or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this Report, and, except as required by law, the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties, including those risks discussed under “Risks Factors” and elsewhere in this document, which could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Form 10-K for the year ended December 31, 2010.

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

The following table presents the Company’s revenues by product line as a percentage of total net revenues for the periods presented.

Net Revenues by Product Line	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
As a Percentage of Total Net Revenues
Standard products
Analog	60%	63%	61%	62%
High bandwidth	17	17	18	17
Ethernet	19	18	18	18
Total standard products	96	98	97	97
Foundry, custom and other	4	2	3	3
Total net revenues	100%	100%	100%	100%

The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues for the periods presented.

Net Revenues by End Market	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
As a Percentage of Total Net Revenues
Industrial	40%	39%	41%	39%
High-speed communications	34	31	32	31
Computer	10	16	12	15
Wireless handsets	14	11	12	12
Automotive, military and other	2	3	3	3
Total net revenues	100%	100%	100%	100%

To enhance the readers’ understanding of the Company’s performance, the following is a chronological overview of the Company’s results for the quarterly periods from January 1, 2010 through September 30, 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Third quarter 2011 revenues decreased 6.2% to $64.2 million from $68.5 million in the second quarter of 2011. This decrease resulted primarily from lower customer demand in most of the Company’s geographies and end markets due to overall weakness in the global economy. The third quarter 2011 book-to-bill ratio was below one. Third quarter 2011 gross margin decreased to 55.5% as compared to 58.3 % in the second quarter of 2011 primarily due to a larger proportion of lower margin consumer products combined with lower factory capacity utilization. Net income for the third quarter of 2011 was $9.2 million, or $0.15 per basic and diluted share, as compared to net income of $10.7 million, or $0.17 per basic and diluted share for the second quarter of 2011, and net income of $14.9 million, or $0.24 per basic and diluted share for the third quarter of 2010. During the third quarter of 2011, cash flows from operations were $19.1 million. During the third quarter of 2011, cash and short-term investments increased by $10.7 million to $143.0 million. In addition to maintaining its quarterly $0.04 per share cash dividend, during the third quarter of 2011 the Company repurchased $5.3 million of its common stock.

The Company derives a substantial portion of its net revenues from standard products. For the three and nine months ended September 30, 2011, the Company’s standard products sales accounted for 96% and 97%, respectively, of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of September 30, 2011, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.5	42.1	43.3	42.9
Gross profit	55.5	57.9	56.7	57.1
Operating expenses:
Research and development	19.7	14.5	18.7	15.6
Selling, general and administrative	17.1	15.8	17.4	16.1
Total operating expenses	36.8	30.3	36.1	31.7
Income from operations	18.7	27.6	20.6	25.4
Other income (expense):
Interest income	0.4	0.2	0.4	0.2
Interest expense	--	--	--	(0.1)
Other income, net	--	--	--	--
Total other income, net	0.4	0.2	0.4	0.1
Income before income taxes	19.1	27.8	21.0	25.5
Provision for income taxes	4.8	9.3	6.5	8.8
Net income	14.3%	18.5%	14.5%	16.7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Revenues. For the three months ended September 30, 2011, net revenues decreased 20% to $64.2 million from $80.6 million for the same period in the prior year. For the nine months ended September 30, 2011, net revenues decreased 10% to $200.2 million from $221.7 million for the same period in the prior year. These decreases resulted primarily from decreased unit shipments of standard products. Standard products revenues for the three months ended September 30, 2011 decreased 21% to $61.9 million from $78.8 million for the same period in the prior year. For the nine months ended September 30, 2011, standard products revenues decreased 13% to $193.3 million from $221.7 million for the same period in the prior year. The decrease in standard products revenue resulted from lower customer demand in most of the Company’s geographies and end markets primarily caused by continued weakness in global economic conditions.

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

International sales represented 69% and 71%, respectively, of net revenues for the three and nine month periods ended September 30, 2011 as compared to 74% and 72%, respectively, of the Company’s net revenues for the three and nine month periods ended September 30, 2010. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers as Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company’s gross margin decreased to 55.5% for the three months ended September 30, 2011 from 57.9% for the comparable period in 2010. For the nine months ended September 30, 2011, the Company’s gross margin decreased to 56.7% from 57.1% for the comparable period in 2010. These decreases were primarily due to an increased proportion of lower margin products shipped to the Asian market as compared to the same periods in 2010.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 19.7% for the three months ended September 30, 2011 as compared to 14.5% for the three months ended September 30, 2010.  On a dollar basis, research and development expenses increased $956,000, or 8%, to $12.6 million for the three month period ended September 30, 2011 from $11.7 million for the comparable period in 2010. For the nine months ended September 30, 2011 and 2010, research and development expenses as a percentage of net revenues represented 18.7% and 15.6%, respectively. On a dollar basis, research and development expenses increased $2.8 million, or 8%, to $37.4 million for the nine months ended September 30, 2011 from $34.6 million for the comparable period in 2010. These decreases were primarily due to increased research and development headcount expenses. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 17.1% for the three months ended September 30, 2011 and 15.8% for the three months ended September 30, 2010. On a dollar basis, selling, general and administrative expenses decreased $1.8 million, or 14%, to $11.0 million for the three months ended September 30, 2011 from $12.8 million for the comparable period in 2010. This decrease was primarily due to decreased profit sharing accruals. For the nine months ended September 30, 2011 and 2010, selling, general and administrative expenses as a percentage of net revenues represented 17.4% and 16.1%, respectively.  On a dollar basis, selling, general and administrative expenses decreased $990,000, or 3%, to $34.7 million for the nine months ended September 30, 2011 from $35.7 million for the comparable period in 2010. This decrease was primarily due to lower headcount expenses and lower profit sharing accruals.

Share-Based Compensation. The Company’s results of operations for the three month periods ended September  30, 2011 and 2010 included $1.5 million and $1.2 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the nine month periods ended September  30, 2011 and 2010, the Company’s results of operations included $4.2 million and $3.4 million, respectively, of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expense and selling, general and administrative expense (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

Provision for Income Taxes. The income tax provision for the three and nine months ended September 30, 2011, as a percentage of income before taxes, was 25.1% and 30.9%, respectively, and included the release of approximately $775,000 of tax reserves primarily from 2007 due to the expiration of the federal statute of limitations in September 2011. The income tax provision for the three and nine months ended September 30, 2010, as a percentage of income before taxes, was 33.3% and 34.7%, respectively. The tax provision for these 2010 periods included $358,000 in prior year benefits recognized in the third quarter of 2010. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2011 consisted of cash, cash equivalents and short-term investments of $143.0 million and a $5.0 million revolving line of credit from a commercial bank.

The Company generated $46.6 million in cash from operating activities during the nine months ended September 30, 2011. Significant cash flows included cash provided by net income of $29.0 million plus additions for non-cash activities of $14.2 million (consisting primarily of $9.2 million in depreciation and amortization, $3.7 million in share-based compensation expense and related tax effects and $1.3 million increase in deferred tax assets) combined with a $5.7 million decrease in income taxes receivable and a $4.7 million decrease in accounts receivable, which were offset in part by a $3.3 million decrease in accounts payable, a $2.2 million decrease in deferred income and a $1.3 million decrease in other current liabilities combined with a $1.0 million increase in inventory.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the nine months ended September 30, 2010, the Company generated $58.8 million in cash from operating activities. Significant cash flows included cash provided by net income of $37.0 million plus additions for non-cash activities of $4.1 million (consisting primarily of $9.8 million in depreciation and amortization and $3.4 million in share-based compensation expense partially offset by a $9.3 million increase in deferred income taxes) combined with a $19.6 million increase in deferred income, a $6.7 million increase in other accrued liabilities, a $3.0 million increase in accounts payable, a $2.8 million increase in income taxes payable combined with a $4.0 million decrease in income taxes receivable, which were offset in part by a $16.9 million increase in accounts receivable resulting from increased product shipments, and a $1.3 million increase in prepaid and other assets.

The Company used $27.9 million of cash in investing activities during the nine months ended September 30, 2011, comprised primarily of $54.4 million in purchases of investments and $6.3 million of purchases of property, plant and equipment, which was partially offset by $32.8 million in proceeds from the sales of investments.

During the nine months ended September 30, 2010, the Company used $7.4 million of cash in investing activities comprised primarily of $6.4 million of purchases of property, plant and equipment and $2.0 million in purchases of short-term investments, which was partially offset by $1.0 million in proceeds from the redemption of long-term auction rate securities.

The Company used $10.2 million of cash in financing activities during the nine months ended September  30, 2011 primarily for the repurchase of $12.5 million of the Company’s common stock, $6.8 million for the payment of cash dividends and $2.9 million in repayments of long-term debt, which was partially offset by $11.6 million in proceeds from employee stock transactions.

During the nine months ended September 30, 2010, the Company used $23.0 million of cash in financing activities primarily for the repurchase of $13.1 million of the Company’s common stock, $6.5 million for the payment of cash dividends, and $6.4 million in repayments of long-term debt, which was partially offset by $3.0 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $5 million to $10 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On October 25, 2011, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on November 23, 2011 to shareholders of record at the close of business on November 9, 2011. This dividend will be recorded in the fourth quarter of 2011 and is expected to be approximately $2.5 million.

Under the Company’s stock repurchase program, as of September 30, 2011, the Company was authorized to repurchase an additional $31.5 million of its common stock.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contractual Obligations and Commitments

As of September 30, 2011, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,857	$904	$880	$73	$-
Open purchase orders	16,065	16,065	-	-	-
Total	$17,922	$16,969	$880	$73	$-

Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. As of September 30, 2011, the Company had no borrowings under the line of credit.

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

As of September 30, 2011, the Company had $9.4 million of unrecognized tax benefits. Included in the $9.4 million is $1.8 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $7.6 million liability consisted of $5.8 million included in long-term income taxes payable and $1.8 million included in current income taxes payable. The Company does not anticipate a significant change to the $5.8 million long-term uncertain income tax positions within the next 12 months. The Company believes that the uncertainties surrounding the $1.8 million in current uncertain income tax positions may be resolved within the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2011, the Company had no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2011, the Company held $9.1 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of September 30, 2011. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of September 30, 2011, the Company had recorded a $1.0 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At September 30, 2011, the Company had no fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

Weak global economic conditions could have a material adverse effect on the Company’s business, results of operations, and financial condition. While the global economy has partially recovered from the economic downturn that began in 2007, continued weakness in the macroeconomic climate has constrained demand for the Company’s semiconductors and there is no guarantee that these conditions will improve in a timely manner or at all or that these conditions will not further decline again in the future. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. The Company cannot accurately predict the timing, severity or duration of such downturns. A global recession may result in a decrease in orders for the Company’s products, which may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during economic downturns because the Company may not be able to reduce costs at the same rate as its sales decline.

Demand for semiconductor components is increasingly dependent upon the rate of growth of the global economy.  Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: volatility in global credit markets, price inflation or deflation for goods, services or materials, a slowdown in the rate of growth of regional economies such as Europe, China or the United States, a significant act of terrorism which disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

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

Disruption in financial markets may adversely affect the Company’s business in a number of ways. The unprecedented contraction and extreme disruption of the credit and financial markets in the United States, Europe, and Asia that began in 2007 led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. These economic developments adversely affected the Company’s business in a number of ways. A similar tightening of credit in financial markets in the future may limit the ability of the Company’s customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for the Company’s products or reduced ability to finance operations to supply products to the Company. The Company cannot predict the likely duration and severity of disruptions in financial markets and adverse economic conditions in the U.S. and other countries. Further, fluctuations in worldwide economic conditions make it extremely difficult for the Company to forecast future sales levels based on historical information and trends. Visibility into customer demand is limited due to short order lead times. Portions of the Company’s expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent the Company does not achieve its anticipated levels of sales, its gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At September 30, 2011, the Company held $9.1 million in principal of auction rate notes secured by student loans. As of September 30, 2011, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $1.0 million pre-tax temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As announced in February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30.0 million is expended. As announced on May 31, 2011, the Company’s Board of Directors authorized the repurchase of an additional $30.0 million of the Company's common stock. The shares authorized for purchase under the new plan are in addition to the shares that may yet be purchased under the 2010 plan. As with the 2010 plan, the new plan will stay in effect until the total authorized aggregate amount is expended or the authorization is modified by the Company’s Board of Directors. The timing and amount of any repurchase of shares will be determined by the Company’s management, based on its evaluation of market conditions and other factors. Repurchases of the Company’s common stock during the three months ended September 30, 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)
July 2011	0	0	0	$36,735
Aug 2011	268,934	9.56	268,934	$34,163
Sept 2011	269,600	9.98	269,600	$31,474
Total Q3 2011	538,534	$9.77	538,534

ITEM 6.  EXHIBITS

Exhibit No.	Description
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

MICREL, INCORPORATED
(Registrant)

Date: November 8, 2011	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)