Form 10-K
period 2011-12-31
MICREL INC
filed 2012-03-02
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.

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

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $297 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2012, the Registrant had outstanding 60,904,080 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 24, 2012 are incorporated by reference in Part III of this Report.

This Report on Form 10-K includes 80 pages with the Index to Exhibits located on page 79.

MICREL, INCORPORATED

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"),  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share based incentive awards and expectations regarding future stock-based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statements ,including those risks discussed under "Risks Factors" and elsewhere in this Report, except as required by applicable law. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1 ("Business"), Item 1A ("Risk Factors"), Item 3 ("Legal Proceedings") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits ("ICs"), mixed-signal ICs and digital ICs. The Company currently ships approximately 3000 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. For the years ended December 31, 2011, 2010, and 2009, the Company's standard products accounted for 96%, 97%, and 97%, respectively, of the Company's net revenues. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

The Company’s high performance power management analog products are characterized by high power density and small form factor. The demand for high performance power management circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets, tablet devices and notebook computers. The Company also has an extensive power management offering for the networking and communications infrastructure markets including cloud and enterprise servers, network switches and routers, storage area networks and wireless base stations. Recently, the Company entered the solid state drive market, and is seeing strength in the emergence of solid state drives and analog switches including USB switches.

The Company’s high bandwidth communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high speed Physical Media Devices ("PMD") products. With form factor, size reductions, and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges.

The Company’s family of Ethernet products targets the digital home, enterprise, industrial and automotive markets. This product portfolio consists of physical layer transceivers ("PHY"), Media Access Controllers ("MAC"), switches, and System-On-Chip ("SoC") devices that support various Ethernet protocols supporting communication transmission speeds from 10 Megabits per second to a Gigabit per second.

Industry Background

  Analog Circuit, Mixed-Signal and Digital ICs Markets

ICs may be divided into three general categories — digital, analog (also known as ''linear'') and mixed-signal. Digital circuits, such as memory and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values, "1" or "0." Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition, process, and measure or control real world variables such as sound, temperature, pressure or speed. Mixed-signal ICs combine analog and digital functions on one chip.

Analog circuits are used in virtually every electronic system.  The largest markets for such circuits are computers, telecommunications and data communications, industrial equipment, military, consumer and automotive electronics. Because of their numerous and diverse applications, analog circuits have a wide range of operating specifications and functions. For each application, different users may have unique requirements for integrated circuits such as specific resolution, linearity, speed, power and signal amplitude capability.

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

Recent Trends in Analog Power Management, Mixed-Signal and Digital ICs

Most electronic systems utilize analog circuits to perform power management functions (''power analog circuits'') such as the control, regulation, conversion and routing of various voltages and current. The computer and communications markets have emerged as two of the largest markets for power analog circuits. In particular, the recent growth and proliferation of portable, battery-powered devices, such as cellular telephones, digital cameras, tablet devices and notebook computers, continue to increase demand and create new technological challenges for power analog circuits.

Cellular telephones, as an example, are composed of components and subsystems that utilize several different voltage levels, require multiple power analog circuits to precisely regulate and control voltages required for various digital and mixed integrated circuits.  Furthermore, manufacturers continue to pack more processing power and functionality into smaller form factors placing severe demands on the battery. To maintain or extend talk times, high performance power management products are required to charge the battery and optimize the battery discharge times.

The rapid adoption of the Internet for information exchange, in business and consumer markets, has led to a significant increase in the need for broadband communications technology. In recent years, there has been a significant expansion in the number of broadband subscribers for both cable modem and fiber to the home technologies. The increased bandwidth demand of these users will continue to consume the installed capacity and drive infrastructure upgrades in metropolitan and wide area networks. The additional demand of new wireless services utilizing the transmission of video is expected to further accelerate this trend.

In the networking market, Ethernet has been widely adopted as a communication standard. Ethernet ports are now being provided on equipment ranging from PCs and PC peripherals to other consumer products such as Network Printers, Internet Protocol Set-Top Boxes ("IP-STB"), High-definition ("HD") TV, Blue-Ray DVD players, Personal Video Recorders ("PVR"), Multimedia Servers, Analog Telephone Adaptors ("ATA"), Internet Protocol Camera ("IP-camera"), Femto-cell base stations, game consoles, enterprise products such as Internet Protocol Phones ("IP-phone"), and industrial equipment. Recently, Ethernet is also finding its way into emerging automotive applications such as diagnostic, camera and infotainment systems. These trends are driving rapid growth in the digital home market to connect multiple PCs, TVs and peripherals, the enterprise market to connect the phone to the internet, the industrial market to connect machinery to central control and monitoring equipment and the automotive market to download information from CPUs inside cars to diagnostic equipment.

Micrel’s Strategy

Micrel seeks to capitalize on growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. The Company's core competencies are its analog design, control theory, packaging and device technology, as well as its in-house wafer fabrication capability. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

•
Served Available Market Expansion:  Micrel is presently a trusted partner to key OEMs around the world.  The Company intends to use these relationships to increase revenues by providing more products to these key partners. In addition, through collaboration with these key partners, the Company has access to a rich pipeline of new product development innovation opportunities. Through this partnering, the Company now ships approximately 3000 standard products, with net revenues from standard products generating 96% of the Company's total net revenues for the year ended December 31, 2011.

•	Maintain Technological Leadership. Micrel has executed on significant device and process optimizations which have yielded improvements in overall power dissipation, size and form factor reductions.

•	Develop/Acquire New Complementary Businesses. The Company seeks to identify complementary business opportunities building on its core strengths in the analog and mixed signal area.

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

•	Protect Proprietary Technology. The Company seeks to identify and protect its proprietary technology through the development of patents, trademarks and copyrights.

Products and Markets

Overview

The following table sets forth the net revenues attributable to the Company's two segments, standard products and other products, consisting primarily of custom and foundry products revenues and revenues from the license of patents, expressed in dollars and as a percentage of total net revenues.

Net Revenues by Segment (Dollars in thousands)
	Years Ended December 31,
	2011	2010	2009
Net Revenues:
Standard Products	$249,743	$289,347	$212,606
Other Products	9,282	8,019	6,281

Total net revenues	$259,025	$297,366	$218,887
As a Percentage of Total Net Revenues:
Standard Products	96%	97%	97%
Other Products	4	3	3

Total net revenues	100%	100%	100%

The following table presents the Company’s revenues by product line, as a percentage of total net revenues.

Net Revenues by Product Line
	Years Ended December 31,
	2011	2010	2009
As a Percentage of Total Net Revenues:
Standard Products:
Analog	61%	62%	67%
High bandwidth	17	17	14
Ethernet	18	18	16
Total standard products	96	97	97
Foundry, custom and other	4	3	3
Total net revenues	100%	100%	100%

The Company's products address a wide range of end markets. The following table presents the Company's revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Years Ended December 31,
	2011	2010	2009
As a Percentage of Total Net Revenues:
Industrial	41%	39%	36%
High-Speed Communications	32	31	28
Wireless Handsets	13	12	16
Computer	11	15	15
Military & Other	3	3	5

Total net revenues	100%	100%	100%

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

Power Conversion Market. Most electronic equipment requires a power supply that converts and regulates the electrical power source into usable voltage for the equipment. Micrel has multiple power conversion families:

•
LDOs – LDOs have long been a cornerstone of Micrel’s product offering.  LDOs are linear voltage regulators which allow lower voltage devices to be connected to higher voltage power rails. The Company offers numerous LDOs products ranging from low cost portable regulators, to high performance (high accuracy) high current regulators with supervisory functions.

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

General Linear. Micrel offerings include a line of general linear parts ranging from op amps, to thermal measurement devices, timers and other general devices.  These types of devices tend to be deployed in many analog circuits to improve operation.

Portable Battery-Powered Computer Market. The Company makes power analog circuits for notebook computers, tablet PCs, and smart phones. Products in this growing market are differentiated on the basis of power efficiency, weight, small size and battery life.

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

Networking and High-Speed Communications Market. The Company's High Bandwidth division develops and produces timing, clock management and high speed PMD and interface integrated circuits for communications products targeted at fiber optic modules, active cables, backplane management, data and clock management applications.

Ethernet Communications. Micrel's Ethernet division offers a broad range of PHY, MAC, switch and SoC products for the 10/100/1000 Megabit Ethernet standard. The primary applications for the products are digital home networks, enterprise, industrial and automotive Ethernet systems.

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

In 2011, sales to customers in North America, Asia and Europe accounted for 28%, 58% and 14%, respectively, of the Company's net revenues. In 2010, North America, Asia and Europe accounted for 27%, 60% and 13%, respectively, of the Company's net revenues and in 2009, North America, Asia and Europe accounted for 26%, 61% and 13%, respectively, of the Company's net revenues.  The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, are included in Note 12 of Notes to Consolidated Financial Statements.

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

Customers

For the year ended December 31, 2011, no OEM customer accounted for more than 10% of the Company’s net revenues and two worldwide distributors account for 24% and 16%, respectively, of the Company’s net revenues.  For the year ended December 31, 2010, no OEM customer accounted for more than 10% of the Company's net revenues and two worldwide distributors accounted for 19% and 17%, respectively, of the Company's net revenues. For the year ended December 31, 2009, one OEM customer accounted for 12% of the Company's net revenues and two worldwide distributors accounted for 19% and 13%, respectively, of the Company's net revenues.

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

Micrel continues to develop process technology and implement many new designs on its BCD0.35, CSI0.5 and BCD0.5 processes. These processes are characterized by a rich array of analog devices including analog resistors and capacitors, post package trim, optimized ESD, high voltage structures, optimized specific on resistance, true bipolar and in some processes true power bipolar capability at key nodes including 3.3V, 5V and 12V, and BCD capability to 65V. In addition, the Company has unique copper pillar, thick aluminum and copper conduction metals, CSP and thermal pad process capabilities. These capabilities give the Company an advantage compared with many competitors using a fabless model as these simultaneous capabilities are generally not available at most third party foundries.

Additionally Micrel has an array of BCD1.2u and CSI1.2u and above processes, as well as high speed Silicon Germanium capability.

The Company utilizes third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2011, approximately 10% of Micrel's wafer requirements were fabricated at third-party foundry suppliers, including all of Micrel's Ethernet networking products.

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

In 2011, 2010, and 2009, the Company spent $50.0 million, $46.3 million, and $46.5 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Intellectual Property Protection

The Company seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 320 United States patents on semiconductor devices and methods, with various expiration dates through 2030. The Company has applications for 29 United States patents pending. The Company holds 67 issued foreign patents and has applications for 30 foreign patents pending.

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

Manufacturing

The Company fabricates the majority of its wafers at the Company’s wafer fabrication facility located in San Jose, California while a small percentage of wafer fabrication is subcontracted to outside foundries, including 100% of Micrel's Ethernet product wafer requirements. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 28,000 square foot clean room facility, which provides production processes. Approximately 70% of the San Jose facility's clean room space is classified as a Class 1 facility, which means that the facility achieves a clean room level of fewer than 1 foreign particle larger than 0.3 microns in size in each cubic foot of space. The remainder of the facility's clean room space is classified as Class 10, achieving fewer than 10 foreign particles larger than 0.3 microns in size in each cubic foot of space. The facility uses six-inch wafer technology. The Company also owns approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility and administrative offices.

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

The standard products market for analog ICs is diverse and highly fragmented, and the Company encounters different competitors in its various market areas. The Company's principal analog circuit competitors include Linear Technology Corporation, Maxim Integrated Products, Inc., and Texas Instruments Incorporated in one or more of its product areas. Other competitors include Freescale Semiconductor, Inc., Intersil Corporation, Fairchild Semiconductor International, Inc., Skyworks Solutions, Inc., Semtech Corporation and ON Semiconductor Corporation. Most of these companies have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company's principal competitors for products targeted at the high bandwidth communications market are ON Semiconductor, Analog Devices, Inc., Maxim Integrated Products, Inc., Vitesse Semiconductor Corp., Integrated Device Technology, Inc. and Mindspeed Technologies, Inc. The primary competitors for Micrel's Ethernet products are Broadcom Corp., Marvell Technology Group Ltd. and a number of Taiwanese companies.

With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products, and price. The Company believes that it competes favorably in all these areas.

Backlog

At December 31, 2011, the Company's backlog was approximately $58 million, substantially all of which is scheduled to be shipped during the first six months of 2012.  At December 31, 2010, backlog was approximately $89 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to United States, Canadian and certain other international distributors who receive significant return rights and price adjustments from the Company are not recognized as revenue by the Company until the product is sold from the distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Environmental Matters
Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations.

Employees

As of December 31, 2011, the Company had 781 full-time employees as compared to 837 at December 31, 2010. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

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

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

Weak global economic conditions could have a material adverse effect on the Company’s business, results of operations, and financial condition. While the global economy has partially recovered from the economic downturn that began in 2007, continued weakness in the macroeconomic climate has constrained demand for the Company’s semiconductors and there is no guarantee that these conditions will improve in a timely manner or at all or that these conditions will not further decline again in the future. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. The Company cannot accurately predict the timing, severity or duration of such downturns. A global recession may result in a decrease in orders for the Company’s products, that may materially adversely affect the Company’s revenues, results of operations and financial condition. In addition to reduction in sales, the Company’s profitability may decrease during economic downturns because the Company may not be able to reduce costs at the same rate as its sales decline.

Demand for semiconductor components is increasingly dependent upon the rate of growth of the global economy.  Many factors could adversely affect regional or global economic growth. Some of the factors that could slow global economic growth include: volatility in global credit markets, price inflation or deflation for goods, services or materials, a slowdown in the rate of growth of regional economies such as Europe, China or the United States, a significant act of terrorism that disrupts global trade or consumer confidence, and geopolitical tensions including war and civil unrest. Reduced levels of economic activity, or disruptions of international transportation, could adversely affect sales on either a global basis or in specific geographic regions.

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

The Company cannot predict the likely duration and severity of disruptions in financial markets and adverse economic conditions in the U.S. and other countries. Further, fluctuations in worldwide economic conditions make it extremely difficult for the Company to forecast future sales levels based on historical information and trends. Visibility into customer demand is limited due to short order lead times. Portions of the Company’s expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent the Company does not achieve its anticipated levels of sales, its gross profit and net income could be adversely affected.

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

The short lead-time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, stocking representatives and distributors to carry inventory to meet short-term requirements and minimize their investment in on-hand inventory. Customers have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand. As a consequence of the short lead-time environment and corresponding unpredictability of customer demand, the Company has increased its inventories over the past several years to maintain reliable service levels. If actual customer demand for the Company’s products is different from the Company’s estimated demand, delivery schedules may be impacted, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company’s business, financial condition, results of operations, or cash flows.

In addition, the Company maintains a network of stocking representatives and distributors that carry inventory to service the volatile short-term demands of end customers. However, like many of its competitors, the Company recognizes revenue on sales of product to stocking representatives on a sell-in basis, rather than a sell-through basis, so fluctuations in inventory accumulation by stocking representatives can exacerbate fluctuations in revenue from sales to such stocking representatives. Also, should the relationship with a distributor or stocking representative be terminated, the level of product returns could be higher than the returns allowance established, which could negatively affect the Company’s revenues and results of operations.

Uncertain economic growth and customer demand in the semiconductor industry and increased concentration of electronics procurement and manufacturing may led to further price erosion and increased advertising costs. If price erosion occurs, it will have the effect of reducing revenue levels and gross margins in future periods. Furthermore, the trend for the Company’s customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry as a whole. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company’s products in the future.

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

The Company generally does not have long-term supply contracts with its third-party vendors. Therefore, most of its vendors are not obligated to perform services or supply products to the Company for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order or guarantee. Additionally, the Company’s wafer and product requirements typically represent a relatively small portion of the total production of the suppliers, third-party foundries and outside assembly, testing and packaging contractors. As a result, the Company is subject to the risk that a third-party supplier will provide delivery or capacity priority to other larger customers to the Company’s detriment, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply.

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

The markets that the Company serves frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company’s products are unable to support the new features or performance levels required by OEMs in these markets, the Company would likely lose business from existing or potential customers and would not have the opportunity to compete for new design wins until the next product transition. If the Company fails to develop products with required features or performance standards or experiences even a short delay in bringing a new product to market, or if its customers fail to achieve market acceptance of their products, its revenues could be significantly reduced for a substantial period of time.

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

Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Claims alleging infringement of intellectual property rights have been asserted against the Company in the past and could be asserted against the Company in the future. These claims could result in the Company having to discontinue the use of certain processes or designs; cease the manufacturing, use and sale of infringing products; incur significant litigation costs and damages; attempt to obtain a license to the relevant intellectual property and develop non-infringing technology. The Company may not be able to obtain or renew such licenses on acceptable terms or to develop non-infringing technology. Existing claims or other assertions or claims for indemnity resulting from infringement claims could adversely affect the Company’s business, financial condition, results of operations, or cash flows. In addition, the Company relies on third parties for certain technology that is integrated into some of its products. If the Company is unable to continue to use or license third-party technologies in its products on acceptable terms, or the technology fails to operate, the Company may not be able to secure alternative technologies in a timely manner and its business would be harmed.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At December 31, 2011, the Company held $7.8 million in principal of auction rate notes secured by student loans. As of December 31, 2011, all of these auction rate securities failed to auction successfully due to sell orders exceeding buy orders. The Company recorded a $581,000 net of tax ($947,000 pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 1 of Notes to Consolidated Financial Statements.

The Company faces various risks associated with the trend toward increased shareholder activism. In 2008, the Company became engaged in a proxy contest with a large shareholder. This dispute led to a significant increase in operating expenses which appreciably reduced the Company’s operating profit and net income. Although this dispute was resolved, the Company could become engaged in another proxy contest in the future. Another proxy contest would require significant additional management time and increased operating expenses, which could adversely affect the Company’s profitability and cash flows.

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

The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. The Company’s existing wafer fabrication facility, located in Northern California, may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on the Company’s business, financial condition and operating results. Furthermore, manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, the Company’s ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of ICs is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures, and wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company maintains approximately two to three months of inventory that has completed the wafer fabrication manufacturing process. This inventory is generally located offshore at third party subcontractors but may not be sufficient to fully mitigate the adverse impact from a disruption to the Company’s San Jose wafer fabrication activity arising from a natural disaster such as an earthquake.

The Company may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on its business and financial condition. As computer malware, virus, hacking, and phishing attack activities as well as internet crimes have become more widespread, the Company is adding this risk factor to address the potential impact on its business and operations.  The Company relies on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate its business. A disruption, infiltration or failure of the Company's information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data.  Any of these events could harm the Company's competitive position, result in a loss of customer confidence, cause the Company to incur significant costs to remedy any damages and ultimately materially adversely affect its business and financial condition.

While the Company has implemented a number of protective measures, including firewalls, antivirus, patches, data encryption, log monitors, routine back-ups with offsite retention of storage media, system audits, data partitioning, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events. In addition, the Company's third-party subcontractors, including its test and assembly houses and distributors, have access to certain portions of the Company's and its customers' and partners' sensitive data. In the event that these subcontractors do not properly safeguard such data, security breaches and loss of data could result. Any such loss of data by its third-party subcontractors could have a material adverse effect on the Company's business and financial condition.

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

Changes in tax laws could adversely affect the Company’s results of operations. The Company is subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide tax liabilities. The Company believes that it complies with applicable tax law. However, if the governing tax authorities have a different interpretation of the applicable law or if there is a change in tax law, the Company’s financial condition and results of operations may be adversely affected.

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

The Company also leases small sales and technical facilities located in Austin, TX; Richardson, TX; Perkasie, PA; Irvine, CA; San Diego, CA; Hong Kong; Bundang, Korea; Taipei, Taiwan; Shenzhen, P.R. China; Shanghai, P.R. China; Singapore; Yokohama, Japan; Newbury, U.K.; Swindon, U.K.; Livingston, Scotland; Frankfurt, Germany; and Villebon, France.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol "MCRL." The range of daily closing sales prices per share for the Company’s Common Stock from January 1, 2010 to December 31, 2011 was:

Year Ended December 31, 2011:	High	Low
Fourth quarter	$11.20	$9.13
Third quarter	$10.79	$8.83
Second quarter	$14.49	$9.89
First quarter	$14.71	$12.48

Year Ended December 31, 2010:	High	Low
Fourth quarter	$13.77	$10.02
Third quarter	$11.18	$8.82
Second quarter	$12.38	$9.99
First quarter	$10.89	$7.23

The reported last sale price of the Company’s Common Stock on the NASDAQ Global Select Market on December 30, 2011 was $10.11per share. The approximate number of holders of record of the shares of the Company’s Common Stock was 318 as of February 24, 2012. This number does not include shareholders whose shares are held in trust by other entities. The actual number of beneficial shareholders is greater than this number of holders of record.

The Company has authorized Common Stock, no par value and Preferred Stock, no par value. The Company has not issued any Preferred Stock.

The information required by this item regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" in this Report and is incorporated herein by reference.

Dividend Policy

On January 26, 2012, the Company's Board of Directors declared a $0.04 per common share cash dividend, payable February 22, 2012 to shareholders of record on February 8, 2012. During the year ended December 31, 2011, the Company paid cash dividends in the amount of $0.035 per common share in each of the first two quarters and $0.04 per common share in each of the last two quarters for a total of $9.4 million.  During the year ended December 31, 2010, the Company paid cash dividends in the amount of $0.035 per common share per quarter for a total of $8.6 million.

Although the Company has paid cash dividends on a quarterly basis for the past several years, it cannot assure that it will continue to do so on any particular schedule or that it will not reduce the amount of dividends it pays in the future.  The Company's future dividend policy is subject to the discretion of its Board of Directors and will depend upon a number of factors deemed relevant by the Board, including but not limited to the future consolidated earnings, financial condition, liquidity, capital requirements, applicable governmental regulations and policies and restrictive covenants in borrowing arrangements.

Stock Performance Graph

The following graph compares a $100 investment in Micrel common stock over the five-year period from the end of 2006 through the end of 2011, with a similar investment in the NASDAQ Composite and the Philadelphia Semiconductor index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

	December 29,	December 31,	December 31,	December 31,	December 31,	December 30,
	2006	2007	2008	2009	2010	2011
Micrel, Incorporated	$100.00	$79.75	$71.39	$83.02	$134.76	$107.50
NASDAQ Composite	$100.00	$109.81	$65.29	$93.95	$109.84	$107.86
Philadelphia Semiconductor Index	$100.00	$87.37	$45.43	$77.06	$88.18	$78.03

This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Micrel, Incorporated under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

In February 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15 million to $30 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30 million is expended.  In May 2011, the Company announced that its Board of Directors authorized the repurchase of an additional $30 million of the Company’s common stock to the Board’s 2010 repurchase authorization of $30 million which brought the total available for repurchase to $60 million. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($000)
December 2010				$13,946
January 2011	99,760	$13.31	99,760	$12,618
February 2011	333,911	13.40	333,911	$8,144
March 2011	—	—	—	$8,144
Total Q1 2011	433,671	13.38	433,671
April 2011	—	—	—	$8,144
May 2011	30,000	11.75	30,000	$7,791
May 2011*	—	—	—	$37,791
June 2011	90,000	11.73	90,000	$36,735
Total Q2 2011	120,000	11.74	120,000
July 2011	—	—	—	$36,735
August 2011	268,934	9.56	268,934	$34,164
September 2011	269,600	9.98	269,600	$31,473
Total Q3 2011	538,534	9.77	538,534
October 2011	263,857	10.03	263,857	$28,827
November 2011	240,000	10.34	240,000	$26,345
December 2011	257,900	10.28	257,900	$23,694
Total Q4 2011	761,757	10.21	761,757
Total 2011	1,853,962	$10.92	1,853,962

_______________
*The Company’s Board of Directors authorized the repurchase of an additional $30 million of the Company’s common  stock.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial data below is not necessarily indicative of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto which are incorporated herein by reference.

Income Statement Data:	Years Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007(1)
Net revenues	$259,025	$297,366	$218,887	$259,360	$257,974
Cost of revenues*	115,881	128,535	105,134	116,351	111,068
Gross profit	143,144	168,831	113,753	143,009	149,906
Operating expenses:
Research and development*	49,952	46,271	46,522	54,947	54,523
Selling, general and administrative*	46,415	47,590	37,325	44,405	45,040
Proxy contest expense (credits)	—	—	(550)	4,153	—
Equipment impairment and restructuring charges (credits)	—	—	6,514	(842)	128
Other operating expense	—	—	—	—	86
Total operating expenses	96,367	93,861	89,811	102,663	99,777
Income from operations	46,777	74,970	23,942	40,346	47,129
Other income, net	825	492	688	2,936	21,717
Income before income taxes	47,602	75,462	24,630	43,282	68,846
Provision for income taxes	13,586	24,754	8,336	15,025	24,778
Net income	$34,016	$50,708	$16,294	$28,257	$44,068

Net income per share:
Basic	$0.55	$0.82	$0.26	$0.40	$0.57
Diluted	$0.55	$0.81	$0.26	$0.40	$0.57
Shares used in computing per share amounts:
Basic	61,609	62,030	63,576	70,549	76,918
Diluted	62,371	62,557	63,644	70,653	77,813

Cash dividends per common share	$0.15	$0.14	$0.14	$0.14	$0.09

*Share based compensation included in:
Cost of revenues	$1,009	$798	$670	$974	$1,156
Research and development	2,401	1,808	1,619	2,086	2,130
Selling, general and administrative	2,444	2,119	1,675	2,119	2,199

Balance Sheet Data:	December 31,
(in thousands)	2011	2010	2009	2008	2007
Working capital	$175,068	$141,214	$102,266	$111,397	$128,365
Total assets	309,975	302,453	245,958	260,343	295,276
Long-term debt and other obligations	6,450	5,664	7,529	4,740	3,149
Total shareholders' equity	246,429	223,641	185,351	208,406	237,143

____________________
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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the years 2009 through 2011 have been provided.

The worldwide macroeconomic recession impacted demand in the first quarter of 2009, with the Company’s customers maintaining lean inventory levels. Despite the difficult environment, first quarter of 2009 bookings increased over fourth quarter 2008 levels and resulted in a book-to-bill ratio greater than one for both the original equipment manufacturer ("OEM") and distribution sales channels. The Company’s first quarter of 2009 revenues were $47.0 million, compared to $55.2 million in the fourth quarter of 2008. Gross margin in the first quarter of 2009 was 50.3%, compared to 52.0% in the prior quarter. The decrease in gross margin was primarily due to factory capacity under-utilization as the Company continued to control its inventory levels. Net income in the first quarter of 2009 was $1.5 million, or $0.02 per diluted share, as compared to fourth quarter 2008 net income of $4.9 million, or $0.07 per diluted share. The Company maintained its quarterly $0.035 per share dividend and repurchased 1.9 million shares under its stock repurchase plan.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the fourth quarter of 2010, revenues decreased 6.2% to $75.6 million from $80.6 million in the third quarter of 2010. Compared to the fourth quarter of 2009, revenues increased by $14.4 million, or 23.5%, due to greater overall demand from customers in all of the Company's geographies and end markets.  Customer demand moderated in the fourth quarter of 2010 as the semiconductor industry completed its recovery from the downturn of 2008-2009.  Fourth quarter 2010 bookings seasonally declined from the third quarter 2010 levels, resulting in a book-to-bill ratio below one for the quarter.  The Company’s book-to-bill remained above one for the full year 2010 consistent with bookings being unusually high due to long lead times in the first half of the year followed by softer demand and shorter (more normal) lead times in the second half. Fourth quarter 2010 gross margin was 55.8%, as compared to 57.9% in the third quarter of 2010. This decrease in gross margin was primarily the result of reduced factory utilization combined with a greater mix of direct sales to customers serving consumer markets, which tend to carry lower gross margins. Net income for the fourth quarter of 2010 was $13.7 million, or $0.22 per basic and diluted share, as compared to net income of $14.9 million, or $0.24 per basic and diluted share, for the third quarter of 2010, and net income of $4.1 million, or $0.07 per basic and diluted share, for the fourth quarter of 2009. Net income for the fourth quarter of 2009, which included a $6.5 million non-cash, pre-tax charge related to the impairment of certain semiconductor manufacturing equipment. During the fourth quarter of 2010, cash flows from operations were $14.3 million. The Company repurchased $2.9 million of its common stock during the fourth quarter of 2010 and also maintained its quarterly $0.035 per share dividend.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first quarter of 2011, revenues decreased 10.8% to $67.5 million from $75.6 million in the fourth quarter of 2010. This larger than normal seasonal decline in revenue from the fourth quarter of 2010 was mainly due to a larger than expected reduction in sales to a Korean wireless handset and consumer electronic device manufacturer which moderated product deliveries during the quarter to control its inventory levels.  The Company also experienced a reduction in overall demand towards the end of the first quarter of 2011 related to disruptions in the worldwide electronics supply chain as a result of the earthquake and tsunami in Japan. In addition, the first quarter 2011 revenues were impacted by reduced shipments to certain Asian based stocking representative channel partners that reduced their inventory levels during the quarter. As compared to the same period last year, first quarter 2011 revenues increased by $0.3 million. First quarter 2011 book-to-bill ratio was below one, but showed improvement compared to the fourth quarter of 2010. First quarter 2011 gross margin was 56.1%, as compared to 55.8% in the fourth quarter of 2010. Despite the lower revenues, first quarter 2011 gross margin increased from the previous quarter primarily due to a larger proportion of higher margin products. Net income for the first quarter of 2011 was $9.1 million, or $0.15 per basic share and $0.14 per diluted share, as compared to net income of $13.7 million, or $0.22 per basic and diluted share, for the fourth quarter of 2010, and net income of $9.7 million, or $0.16 per basic and diluted share, for the first quarter of 2010. During the first quarter of 2011, cash flows from operations were $15.5 million. During the first quarter of 2011, cash and short-term investments increased by $12.4 million to $121.6 million. In addition to maintaining its quarterly $0.035 per share cash dividend, during the first quarter of 2011 the Company repurchased $5.8 million of its common stock.

During the second quarter of 2011, revenues increased 1.5% to $68.5 million from $67.5 million in the first quarter of 2011. This increase resulted primarily from increased demand in the high-speed communications end market as well as a resumption of more normal shipment levels to a Korean wireless handset and consumer electronic device manufacturer which had moderated product deliveries during the previous quarter. The sequential increase in revenues was less than expected primarily due to lower than expected demand in the industrial end market. The second quarter 2011 book-to-bill ratio was above one for the first time since the second quarter of 2010. Second quarter 2011 gross margin increased to 58.3% as compared to 56.1% in the first quarter of 2011 primarily due to a larger proportion of higher margin products combined with decreased excess inventory charges. Net income for the second quarter of 2011 was $10.7 million, or $0.17 per basic and diluted share, as compared to net income of $9.1 million, or $0.15 per basic share and $0.14 per diluted share, for the first quarter of 2011, and net income of $12.4 million, or $0.20 per basic and diluted share, for the second quarter of 2010. During the second quarter of 2011, cash flows from operations were $12.4 million. During the second quarter of 2011, cash and short-term investments increased by $10.7 million to $132.3 million. In addition to maintaining its quarterly $0.035 per share cash dividend, during the second quarter of 2011 the Company repurchased $1.4 million of its common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the third quarter of 2011, revenues decreased 6.2% to $64.2 million from $68.5 million in the second quarter of 2011. This decrease resulted primarily from lower customer demand in most of the Company’s geographies and end markets due to overall weakness in the global economy. The third quarter 2011 book-to-bill ratio was below one. Third quarter 2011 gross margin decreased to 55.5% as compared to 58.3 % in the second quarter of 2011 primarily due to a larger proportion of lower margin consumer products combined with lower factory capacity utilization. Net income for the third quarter of 2011 was $9.2 million, or $0.15 per basic and diluted share, as compared to net income of $10.7 million, or $0.17 per basic and diluted share, for the second quarter of 2011, and net income of $14.9 million, or $0.24 per basic and diluted share, for the third quarter of 2010. During the third quarter of 2011, cash flows from operations were $19.1 million. During the third quarter of 2011, cash and short-term investments increased by $10.7 million to $143.0 million. In addition to increasing its quarterly cash dividend to $0.04 per share, during the third quarter of 2011 the Company repurchased $5.3 million of its common stock.

During the fourth quarter of 2011, revenues decreased 8.5% to $58.8 million from $64.2 million in the third quarter of 2011. This sequential decrease resulted primarily from lower customer demand across the Company’s geographies and end markets due to overall weakness in the global economy. The fourth quarter 2011 book-to-bill ratio was below one. Fourth quarter 2011 gross margin decreased to 50.5% as compared to 55.5 % in the third quarter of 2011 primarily due to a larger proportion of lower margin consumer products combined with lower factory capacity utilization. Net income for the fourth quarter of 2011 was $5.0 million, or $0.08 per basic and diluted share, as compared to net income of $9.2 million, or $0.15 per basic and diluted share, for the third quarter of 2011, and net income of $13.7 million, or $0.22 per basic and diluted share, for the fourth quarter of 2010. During the fourth quarter of 2011, cash flows from operations were $3.4 million. During the fourth quarter of 2011, cash and short-term investments decreased by $5.1 million to $138.0 million primarily due to repurchases of common stock. In addition to maintaining its quarterly $0.04 per share cash dividend, during the fourth quarter of 2011 the Company repurchased $7.8 million of its common stock.

For the year ended December 31, 2011, revenues decreased 12.9% to $259.0 from $297.4 million for the year ended December 31, 2010. This decrease was due to lower customer demand across most of the Company's geographies and end markets, which resulted from global macro-economic conditions.  Gross margin for 2011 decreased to 55.3% from 56.8% for 2010. This decrease was primarily due to a shift in mix to lower margin consumer-oriented products and lower factory utilization. Operating margin for 2011 was 18.1% which decreased from the record level of 25.2% in 2010.  Net income was $34.0 million, or $0.55 per diluted share, compared with $50.7 million, or $0.81 per diluted share, in 2010. At December 31, 2011, cash, cash equivalents and short term investments were $137.9 million, an increase of $28.6 million from $109.2 million in 2010. The Company generated $50.1 million in cash flows from operations in 2011. In addition, in 2011 the Company repurchased $20.3 million of its common stock, and paid $9.4 million in dividends to shareholders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company derives a substantial portion of its net revenues from standard products. For 2011, 2010, and 2009, the Company's standard products sales accounted for 96%, 97%, and 97%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets that it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part I Item 1A of this Report. As a result of the foregoing or other factors, including global economic conditions, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition and results of operations or cash flows.

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

Revenue Recognition and Receivables. The Company generates revenue by selling products to OEMs, distributors and stocking representatives. Stocking representative firms may buy and stock the Company’s products for resale or may act as the Company’s sales representative in arranging for direct sales from the Company to an OEM customer. The Company’s policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of December 31, 2011, the Company believed that future taxable income levels would be sufficient to realize the tax benefits of these deferred tax assets and had not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	44.7	43.2	48.0
Gross profit	55.3	56.8	52.0
Operating expenses:
Research and development	19.3	15.6	21.3
Selling, general and administrative	17.9	16.0	17.1
Equipment impairment and restructuring charges	—	—	3.0
Proxy contest credits	—	—	(0.3)
Total operating expenses	37.2	31.6	41.1
Income from operations	18.1	25.2	10.9
Other income, net	0.3	0.2	0.3
Income before income taxes	18.4	25.4	11.2
Provision for income taxes	5.3	8.3	3.8
Net income	13.1%	17.1%	7.4%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Revenues. Net revenues decreased 13% to $259.0 million for the year ended December 31, 2011 compared to $297.4 million in 2010. Standard product revenues, which represented 96% of net revenues, decreased 14% to $249.7 million for the year ended December 31, 2011, compared to $289.3 million for 2010. These decreases were due to lower customer demand across the Company’s geographies and end markets, which resulted primarily from global macro-economic conditions. Other products revenues, which consist of custom and foundry product revenues, increased 16% to $9.3 million of net revenues for the year ended December 31, 2011, compared to $8.0 million for 2010. The increase was due primarily to an increase in foundry services.

For the year ended December 31, 2010, net revenues increased 36% to $297.4 million compared to $218.9 million in 2009. Standard product revenues, which represented 97% of net revenues, increased 36% to $289.3 million for the year ended December 31, 2010, compared to $212.6 million for 2009. Other products revenues, which consist primarily of custom and foundry product revenues, increased 28% to $8.0 million of net revenues for the year ended December 31, 2010, compared to $6.3 million for 2009. These increases were due to greater overall demand from customers in all of the Company's geographies and end markets, which resulted from improved macro-economic conditions, an expanded sales force, solid operational execution and increased shipments of new products.

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

International sales represented 72%, 73% and 74% of net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Sales to customers in Asia represented 58% of net revenues for the year ended December 31, 2011 as compared to 60% of the Company’s net revenues for the year ended December 31, 2010 and 61% of the Company’s net revenues for the year ended December 31, 2009. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin decreased to 55% for the year ended December 31, 2011 from 57% for 2010. This decrease was primarily due to a shift in mix to lower margin consumer-oriented products and lower factory utilization.

For the year ended December 31, 2010, the Company's gross margin increased to 57% from 52% for 2009. This increase in gross margin resulted primarily from improved factory utilization and, to a lesser extent, a reduced sales mix of lower margin products shipped to the wireless handset market as compared to 2009.

Research and Development Expenses.  Research and development expenses as a percentage of net revenues represented 19% for the year ended December 31, 2011 compared to 16% for 2010. On a dollar basis, research and development expenses increased $3.7 million or 8% to $50.0 million for the year ended 2011 compared to $46.3 million for 2010. The increase was primarily due to an increase in employee compensation costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

For the year ended December 31, 2010, research and development expenses were relatively flat at $46.3 million compared to $46.5 million in 2009.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 18% for the year ended December 31, 2011 as compared to 16% for 2010. On an absolute dollar basis, selling, general and administrative expenses decreased $1.2 million or 2% to $46.4 million for the year ended December 31, 2011 from $47.6 million for 2010. This decrease was primarily due to decreased staffing levels, decreased sales commissions and decreased bonus compensation accruals.

For the year ended December 31, 2010, selling, general and administrative expenses increased $10.3 million or 28% to $47.6 million from $37.3 million for 2009. This increase was primarily due to increase in sales headcount, increased commission expenses, and increased profit sharing accruals.

Proxy Contest Credits. During the first quarter of 2008, the Company became engaged in a proxy contest with a small activist hedge fund, Obrem Capital Management LLC ("OCM").  This issue resulted in Micrel incurring incremental expenses of $4.2 million during 2008. These expenses consisted primarily of outside consulting and legal fees.  Subsequent to a special meeting of shareholders on May 20, 2008, at which the Company’s shareholders rejected all proposals set forth by OCM, OCM agreed to withdraw its slate of nominees for the board of directors, and support Micrel’s board nominees at the upcoming annual meeting of shareholders. Micrel’s slate of directors was subsequently elected by shareholders at the Company’s annual meeting on October 1, 2008.  During the fourth quarter of 2009, the Company negotiated a reduction in outside service fees related to the proxy contest and recorded a $550,000 credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Equipment impairment and restructuring charges. During the fourth quarter of 2009, the Company recorded a $6.5 million charge for the impairment of certain excess semiconductor manufacturing equipment that was removed from service and held for sale as of December 31, 2009. The $7.4 million net book value of the equipment held for sale was reduced to its estimated sales value of $910,000. Due to increased manufacturing output requirements that resulted from increased product demand in 2010, this equipment was placed back in service at $910,000 as of December 31, 2010.

Share-Based Compensation. Share-based compensation costs for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company's results of operations for the years ended December 31, 2011, 2010 and 2009 were impacted by the recognition of non-cash expense related to the fair value of share-based compensation awards. During 2011, the Company recorded $5.9 million in pre-tax share-based compensation expense, of which $1.0 million is included in cost of revenues, $2.4 million is included in research and development expense and $2.4 million is included in sales, general and administrative expense.  During 2010, the Company recorded $4.7 million in pre-tax share-based compensation expense, of which $0.8 million is included in cost of revenues, $1.8 million is included in research and development expense and $2.1 million is included in sales, general and administrative expense.

Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

Provision for Income Taxes. For the year ended December 31, 2011, the provision for income taxes was $13.6 million, or 29% of income before taxes, as compared to $24.8 million, or 33% of income before taxes for 2010 and 34% of income before taxes for 2009. The provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effects of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2011, consisted of cash and cash equivalents and short-term investments of $137.9 million and a $5 million revolving line of credit from a commercial bank.

The Company generated $50.1 million in cash flows from operating activities for the year ended December 31, 2011. Cash flows from operating activities were primarily attributable to net income of $34.0 million plus non-cash activities of $19.6 million (consisting primarily of $11.2 million in depreciation and amortization, $5.4 million in share-based compensation and $3.1 million in deferred income taxes) combined with an $8.7 million decrease in accounts receivable, a $0.9 million increase in income tax payable, a $0.9 million increase in other accrued liabilities and a $0.5 decrease in inventories, which were offset in part by an $8.0 million decrease in deferred income, a $3.5 decrease in accrued compensation, a $2.6 million decrease in accounts payable and a $0.3 million decrease in income tax receivable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the year ended December 31, 2010, the Company generated $73.1 million in cash flows from operating activities for the year ended December 31, 2010. Cash flows from operating activities were primarily attributable to net income of $50.7 million plus non-cash activities of $10.6 million (consisting primarily of $13.1 million in depreciation and amortization and $4.7 million in share-based compensation, offset in part by $7.5 million in deferred income taxes) combined with a $15.2 million increase in deferred income, a $5.6 million increase in accrued compensation and a $4.4 million increase in accounts payable, which were offset in part by a $7.8 million increase in accounts receivable, a $2.5 million increase in inventories, a $2.5 million increase in income taxes receivable and a $2.3 million increase in prepaid and other assets.

The Company used $44.2 million of cash for investing activities during the year ended December 31, 2011, which was primarily comprised of $77.6 million for the purchase of short-term investments and $7.3 million for purchases of property, plant and equipment, which were offset in part by $34.4 million in proceeds from the sale of short-term investments and $6.2 million in proceeds from the sale of long-term investments.

The Company used $42.8 million of cash for investing activities during the year ended December 31, 2010, which was primarily comprised of $34.6 million for the purchase of short-term investments and $10.0 million for purchases of property, plant and equipment, which were offset in part by $1.5 million in proceeds from the sale of long-term investments.

The Company used $20.0 million of cash for financing activities during the year ended December 31, 2011, primarily for the repurchase of $20.3 million of the Company's common stock, $9.4 million for the payment of cash dividends and $2.9 million in repayments of long-term debt, which were partially offset by $12.0 million in proceeds from employee stock transactions.

The Company used $26.4 million of cash for financing activities during the year ended December 31, 2010, primarily for the repurchase of $16.1 million of the Company's common stock, $8.6 million for the payment of cash dividends and $8.6 million in repayments of long-term debt, which were partially offset by $6.8 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $4 million to $8 million to purchase capital equipment and make facility improvements during the next 12 months primarily for manufacturing equipment and additional research and development related software and equipment.

On January 26, 2012, the Company's Board of Directors declared a $0.04 per common share cash dividend, payable February 22, 2012 to shareholders of record on February 8, 2012.

Under the Company’s stock repurchase program, as of December 31, 2011, the Company was authorized to repurchase an additional $23.7 million of its common stock.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2011, the Company held $7.8 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of December 31, 2011.  The fair value of these notes, $6.9 million, has been classified as long-term investments as of December 31, 2011. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements.

At December 31, 2011, the Company had cash and cash equivalents of $137.9 million.  Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of December 31, 2011, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases	$2,016	$948	$947	$121	$—
Open purchase orders	12,000	12,000	—	—	—

Total	$14,016	$12,948	$947	$121	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5 million line of credit for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility, and a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. As of December 31, 2011, the Company had no borrowings under the line of credit facility.

As of December 31, 2011, the Company had $8.4 million of unrecognized tax benefits consisting of $6.5 million included in long-term income taxes payable and $1.9 million included in current income taxes payable. The Company does not anticipate a significant change to the $6.5 million long-term uncertain income tax positions within the next 12 months.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2011, the Company held $7.8 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of December 31, 2011. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of December 31, 2011, the Company has recorded a $0.6 million net of tax ($0.9 million pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At December 31, 2011, the Company had no fixed-rate long-term debt subject to interest rate risk.

The Company previously held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations.  The notional amount of the outstanding interest rate swap contract at December 31, 2010 was $1.4 million. The interest rate swap contract matured in April 2011 and was not renewed. At December 31, 2011, there was no interest rate swap contract outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are set forth on pages 49 through 75 and supplementary data are set forth on pages 76 through 77, which follow Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepting accounting principles.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. In addition, any projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in the report entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in "Internal Control - Integrated Framework," management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 "Exhibits and Financial Statement Schedules" of this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and officers of the Company is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders under the captions "Election of Directors" and "Certain Information with Respect to Executive Officers," respectively, and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Company has an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and "audit committee financial experts" is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders under the captions, "Committees and Meetings of the Board of Directors" and "Board Committees."

The information concerning compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders under the caption "Section 16(A) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and is incorporated herein by reference.  The Company’s code of ethics can also be viewed at www.micrel.com.  In the event that the Company amends or waives any of the provisions of the code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, the Company intends to disclose the subsequent information on its website.

Information regarding the Company’s code of conduct, also known as the "Worldwide Standards of Business Conduct," is set forth in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is included under the caption "Compensation Discussion and Analysis" and "Executive Compensation" in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning compensation committee interlocks and insider participation is included under the captions "Compensation Committee Interlocks and Insider Participation" in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning the Compensation Committee Report is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.  Such information shall be deemed "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any filing of the Company as a result of furnishing the disclosure in this manner except to the extent incorporated by reference into such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions "Certain Relationship and Related Transactions," "Director Independence" and "Board Committees" in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Independent Registered Public Accounting Firm" in the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a) 1.
Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Report on the pages indicated:

		Page
	Report of Independent Registered Public Accounting Firm	48
	Consolidated Balance Sheets as of December 31, 2011 and 2010	49
	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	50
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009	51
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	52
	Notes to Consolidated Financial Statements	53

2.
Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2011, 2010 and 2009, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

	Schedule II	Valuation and Qualifying Accounts	77

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits. Those exhibits required by Item 601 of Regulation S-K to be filed, furnished or incorporated by reference as a part of this Report are listed on the Exhibit Index immediately preceding the exhibits filed and furnished herewith.	79

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders' of Micrel Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Micrel Incorporated and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 2, 2012

MICREL, INCORPORATED

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,
(In thousands, except share amounts)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,610	$74,738
Short-term investments	77,265	34,497
Accounts receivable, less allowances: 2011, $1,294; 2010,$3,925	25,385	34,131
Inventories	36,286	36,709
Income taxes receivable	6,881	6,547
Prepaid expenses and other	2,883	2,718
Deferred income taxes	22,854	25,022

Total current assets	232,164	214,362

LONG-TERM INVESTMENTS	6,857	12,166
PROPERTY, PLANT AND EQUIPMENT, NET	60,884	64,517
INTANGIBLE ASSETS, NET	—	255
DEFERRED INCOME TAXES, NET	8,657	9,740
OTHER ASSETS	1,413	1,413
TOTAL	$309,975	$302,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,096	$19,672
Accrued compensation	4,997	8,451
Accrued commissions	1,964	2,067
Other accrued liabilities	2,368	1,455
Deferred income on shipments to distributors	30,671	38,646
Current portion of long-term debt	—	2,857
Total current liabilities	57,096	73,148

LONG-TERM INCOME TAXES PAYABLE	6,450	5,664
Total liabilities	63,546	78,812

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value – authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value – authorized: 250,000,000 shares; Issued and outstanding: 2011 – 61,038,507; 2010 – 61,604,160	206	2,401
Accumulated other comprehensive loss	(887)	(1,212)
Retained earnings	247,110	222,452
Total shareholders’ equity	246,429	223,641
TOTAL	$309,975	$302,453

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)

	2011	2010	2009

NET REVENUES	$259,025	$297,366	$218,887

COST OF REVENUES(1)	115,881	128,535	105,134

GROSS PROFIT	143,144	168,831	113,753

OPERATING EXPENSES:
Research and development(1)	49,952	46,271	46,522
Selling, general and administrative(1)	46,415	47,590	37,325
Proxy contest credits	—	—	(550)
Equipment impairment and restructuring charges	—	—	6,514
Total operating expenses	96,367	93,861	89,811

INCOME FROM OPERATIONS	46,777	74,970	23,942

OTHER INCOME:
Interest income	703	566	828
Interest expense	(19)	(223)	(272)
Other income	141	149	132
Total other income, net	825	492	688

INCOME BEFORE INCOME TAXES	47,602	75,462	24,630

PROVISION FOR INCOME TAXES	13,586	24,754	8,336

NET INCOME	$34,016	$50,708	$16,294

NET INCOME PER SHARE:
Basic	$0.55	$0.82	$0.26
Diluted	$0.55	$0.81	$0.26

WEIGHTED-AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	61,609	62,030	63,576
Diluted	62,371	62,557	63,644

Cash dividends per common share	$0.15	$0.14	$0.14

(1) Share-based compensation included in:
Cost of revenues	$1,009	$798	$670
Research and development	2,401	1,808	1,619
Selling, general and administrative	2,444	2,119	1,675

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands, except share amounts)

			Accumulated
			Other		Total
	Common Stock		Comprehensive	Retained	Shareholders'	Comprehensive
	Shares	Amount	Income (Loss)	Earnings	Equity	Income
Balances, December 31, 2008	67,308,899	$—	$(2,244)	$210,650	$208,406

Net income	—	—	—	16,294	16,294	$16,294
Other comprehensive income, change in net unrealized losses from investments, net of tax			485		485	485
Comprehensive income						$16,779
Share-based compensation	—	4,007	—	—	4,007
Payment of cash dividends	—	—	—	(8,888)	(8,888)
Repurchases of common stock	(5,020,920)	(292)	—	(32,156)	(32,448)
Employee stock transactions	60,289	394	—	—	394
Tax effect of employee stock transactions	—	(2,899)	—	—	(2,899)
Balances, December 31, 2009	62,348,268	1,210	(1,759)	185,900	185,351

Net income	—	—	—	50,708	50,708	$50,708
Other comprehensive income, change in net unrealized losses from investments, net of tax			547		547	547
Comprehensive income						$51,255
Share-based compensation	—	4,722	—	—	4,722
Payment of cash dividends	—	—	—	(8,646)	(8,646)
Repurchases of common stock	(1,594,089)	(10,543)	—	(5,510)	(16,053)
Employee stock transactions	849,981	6,861	—	—	6,861
Tax effect of employee stock transactions	—	151	—	—	151

Balances, December 31, 2010	61,604,160	2,401	(1,212)	222,452	223,641
Net income	—	—	—	34,016	34,016	$34,016
Other comprehensive income, change in net unrealized losses from investments, net of tax			325		325	325
Comprehensive income						$34,341
Share-based compensation	—	5,886	—	—	5,886
Payment of cash dividends	—	—	—	(9,358)	(9,358)
Repurchases of common stock	(1,853,962)	(20,253)	—	—	(20,253)
Employee stock transactions	1,293,571	12,040	—	—	12,040
Tax effect of employee stock transactions	—	195	—	—	195
Purchases of common stock for withholding
taxes on vested restricted stock	(5,262)	(63)	—	—	(63)

Balances, December 31, 2011	61,038,507	$206	$(887)	$247,110	$246,429

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,016	$50,708	$16,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,178	13,091	15,684
Share-based compensation	5,854	4,725	3,964
Excess tax benefits from stock-based awards	(477)	(211)	—
Equipment impairment	—	—	6,514
Loss or (gain) on disposal of assets	(13)	11	(173)
Accrued rent	—	—	(272)
Deferred income tax provision (benefit)	3,104	(7,366)	(2,159)
Changes in operating assets and liabilities:
Accounts receivable	8,746	(7,801)	(5,687)
Inventories	455	(2,522)	3,292
Income taxes receivable	(334)	(2,536)	2,772
Prepaid expenses and other assets	(165)	(2,294)	392
Accounts payable	(2,576)	4,367	(530)
Accrued compensation	(3,454)	5,632	(4,263)
Accrued commissions	(103)	410	(709)
Income taxes payable	919	1,261	212
Other accrued liabilities	913	171	36
Deferred income on shipments to distributors	(7,975)	15,241	2,269
Net cash provided by operating activities	50,088	72,887	37,636
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,277)	(9,760)	(12,133)
Purchases of investments	(77,510)	(34,589)	(29,210)
Proceeds from sales and maturities of investments	40,585	1,500	55,776
Net cash provided (used) in investing activities	(44,202)	(42,849)	14,433
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings	—	—	15,000
Repayments of debt	(2,857)	(8,571)	(3,572)
Proceeds from the issuance of common stock	12,040	6,861	394
Repurchase of common stock	(20,253)	(16,053)	(32,448)
Payments of cash dividends	(9,358)	(8,646)	(8,888)
Purchase of stock for withholding taxes on vested restricted stock	(63)	—	—
Excess tax benefits from stock-based awards	477	211	—
Net cash used in financing activities	(20,014)	(26,198)	(29,514)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,128)	3,840	22,555
CASH AND CASH EQUIVALENTS - Beginning of year	74,738	70,898	48,343
CASH AND CASH EQUIVALENTS - End of year	$60,610	$74,738	$70,898
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$19	$223	$272
Income taxes	$11,164	$33,125	$7,481

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

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

Reclassifications  —  Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s Consolidated Financial Statements and the accompanying notes.  Such reclassifications had no effect on previously reported results of operations or retained earnings.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

Investments — Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of December 31, 2011, consisted primarily of liquid municipal and corporate debt instruments and were classified as available-for-sale securities. Long-term investments as of December 31, 2011, consisted of auction rate notes secured by student loans and were classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in shareholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

A summary of the Company’s short-term investments at December 31, 2011 and 2010 was as follows (in thousands):

	As of December 31, 2011
	Cost	Gross Gains	Gross Losses	Fair Value

Municipal and Corporate Debt Securities	$54,655	$—	$(461)	$54,194
Certificates of Deposits	23,071	—	—	23,071
Total	$77,726	$—	$(461)	$77,265

	As of December 31, 2010
	Cost	Gross Gains	Gross Losses	Fair Value

Municipal and Corporate Debt Securities	$32,583	$1	$(98)	$32,486
Certificates of Deposits	2,011	—	—	2,011
Total	$34,594	$1	$(98)	$34,497

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

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

The types of instruments valued based on quoted market prices in active markets include money market funds and time deposits. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include commercial paper, corporate bonds, municipal securities and U.S. agency securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. The types of instruments valued based on unobservable inputs include the auction rate securities held by the Company. Such instruments are generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of December 31, 2011
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds and time deposits	$78,983	$—	$—	$78,983
Municipal & corporate debt securities	—	54,194	—	54,194
Auction rate notes	—	—	6,857	6,857
Total	$78,983	$54,194	$6,857	$140,034

	Fair Value Measurements as of December 31, 2010
Description	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money market funds	$63,659	$4,474	$—	$68,133
Municipal and corporate debt securities	36,506	—	—	36,506
Auction rate notes	—	—	12,166	12,166
Total	$100,165	$4,474	$12,166	$116,805

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

As of December 31, 2011, the Company had approximately $7.8 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of December 31, 2011. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 20 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of December 31, 2011 and December 31, 2010. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of December 31, 2011, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of December 31, 2011 and 2010. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of December 31, 2011, the Company determined there was a cumulative decline in the fair value of its auction rate notes of approximately $947,000 ($581,000 recorded net of tax as an unrealized loss in accumulated other comprehensive loss), which was deemed temporary as the Company believes it will recover its cost basis in these investments.

For the year ended December 31, 2011, the changes in the Company’s Level 3 securities (consisting of auction rate notes) were as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2010	$12,166
Transfers in and/or out of Level 3	—
Total gains, before tax	891
Settlements	(6,200)
Ending balance, December 31, 2011	$6,857

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

Certain Significant Risks and Uncertainties — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, bank certificates of deposit, money market funds and auction rate notes and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2011, two world-wide distributors and an Asian based distributor accounted for 23%, 10% and 11%, respectively, of total accounts receivable.  At December 31, 2010, three world-wide distributors and an Asian based stocking representative accounted for 23%, 17%, 10% and 11%, respectively, of total accounts receivable.

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
Years Ended December 31, 2011, 2010 and 2009

Intangible Assets — Acquired technology, patents and other intangible assets continue to be amortized over their estimated useful lives of 3 to 7 years using the straight-line method. Components of intangible assets were as follows (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$8,718	$8,718	$—	$8,718	$8,718	$—
Patents and trade name	2,886	2,886	—	2,886	2,631	255
Customer relationships	1,455	1,455	—	1,455	1,455	—
	$13,059	$13,059	$—	$13,059	$12,804	$255

Total intangible amortization expense for the years ended December 31, 2011, 2010 and 2009 was $255,000, $254,000 and $829,000, respectively. As of December 31, 2011, the Company did not expect to incur any intangible amortization expense in 2012.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

Micrel allows certain distributors located in North America and Europe, and to a lesser extent in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment.  As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue and related cost of sales are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment.  As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the distributor upon shipment. In addition, the Company may offer to its distributors, where revenue is deferred upon shipment and recognized on a sell-through basis, price adjustments to allow the distributor to price the Company's products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received and recorded by the Company.

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

The Company's accounts receivable balances represent trade accounts receivables which have been recorded at invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an analysis of specific customer creditworthiness and historical bad debt experience.

Litigation — An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

Warranty Costs — The Company warrants products against defects for a period of up to 30 days. The majority of Micrel's product warranty claims are settled through the return of defective product and the reshipment of replacement product. Warranty returns are included in Micrel's allowance for returns, which is based on historical return rates. Actual future returns could be different than the returns allowance established. In addition, Micrel accrues a liability for specific warranty costs that are expected to be settled other than through product return and replacement. As of December 31, 2011 and 2010, respectively, accrued warranty expenses were immaterial amounts. Future actual warranty costs may be different from the accrued warranty expense.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

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

Advertising Expenses — The Company expenses advertising costs to selling, general and administrative expense as incurred. Advertising expenses for 2011, 2010 and 2009 were $948,000, $1.0 million and $472,000, respectively.

Income Taxes — Deferred tax assets and liabilities result from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards.  The Company had net current deferred tax assets of $22.9 million and net long-term deferred tax assets of $8.7 million as of December 31, 2011.  The Company must assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets.  The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for net operating losses generated in China.

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

Net Income per Share — Basic earnings per share ("EPS") is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. Reconciliation of weighted-average shares used in computing earnings per share is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009

Weighted-average common shares outstanding	61,609	62,030	63,576
Dilutive effect of stock options outstanding, using the treasury stock method	762	527	68

Shares used in computing diluted earnings per share	62,371	62,557	63,644

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

For the years ended December 31, 2011, 2010 and 2009, 4.1 million, 4.0 million and 4.8 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they are anti-dilutive.

Fair Value of Financial Instruments — Financial instruments included in the Company’s consolidated balance sheets at December 31, 2011 and 2010, consist of cash, cash equivalents, accounts receivable, accounts payable and investments. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair values of investments are based on quoted market prices or valuation models for investments for which quoted market prices are unavailable.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

In December 2011, the FASB issued amended standards to increase the prominence of offsetting assets and liabilities reported in financial statements. These amendments require an entity to disclose information about offsetting and the related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These revised standards are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. These amended standards will require additional footnote disclosures for these enhancements but will not affect the Company’s financial position or results of operations.

3.	INVENTORIES

Inventories at December 31 consisted of the following (in thousands):

	2011	2010
Finished goods	$11,824	$14,304
Work in process	22,863	20,907
Raw materials	1,599	1,498
	$36,286	$36,709

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consisted of the following (in thousands):

	2011	2010
Manufacturing equipment	$170,304	$173,967
Land	8,101	8,101
Buildings and improvements	53,539	53,385
Office furniture and research equipment	17,834	14,493
	249,778	249,946
Accumulated depreciation and amortization	(188,894)	(185,429)
	$60,884	$64,517

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $10.9 million, $12.8 million and $14.9 million, respectively.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

5.	BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5 million line of credit available for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility. As of December 31, 2010, interest under the line of credit facility would accrue based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.00%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.00%; (2) floating one-month LIBOR plus 2.25% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.25%.

On April 22, 2011, the expiration date of the line of credit was extended from April 30, 2011 to April 30, 2013. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%.  As of December 31, 2011, the Company had no borrowings under the line of credit.  The agreement includes certain restrictive covenants and, as of December 31, 2011, the Company was in compliance with such covenants.

The credit facility also includes a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. In May 2009, the Company borrowed $15 million under the term loan. Interest under the term loan facility was payable at a rate equal to floating one-month LIBOR plus 2.25%. Borrowings were payable over 21 equal monthly installments, which commenced on August 31, 2009.  The final payment was made on May 31, 2011.

The following table summarizes the Company’s long-term debt (in thousands):

	December 31,	December 31,
	2011	2010
Notes payable bearing variable interest at 1 month LIBOR plus 2.25%	$—	$2,857
Current portion	—	(2,857)
Long-term debt	$—	$—

As of December 31, 2010, the estimated fair value of the Company’s notes payable was not materially different than its respective carrying value.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2009, the Company entered into an interest rate swap contract (the "Swap"), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company had economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $1.4 million of the Company’s notes payable as of December 31, 2010. The interest rate swap contract matured in April 2011 and was not renewed. At December 31, 2011, there was no interest rate swap contract outstanding.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

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

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities.  As of December 31, 2010, the notional amount of the outstanding interest rate swap contract was $1.4 million. The effect of derivative instruments on the Statement of Operations for the years ended December 31, 2010 and 2009 was not material. The fair values of the Company’s derivative assets and liabilities as of December 31, 2010 and 2009 were not material. At December 31, 2011, there was no interest rate swap contract outstanding as the interest rate swap contract matured in April 2011 and was not renewed.

The Company will continue to revaluate the fair value of the derivative instrument at each period end and record corresponding impact on the balance sheet and Statement of Operations.

7.	SHAREHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2011. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Stock Repurchase Plan

In February 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010.  In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15 million to $30 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30 million was expended. On May 31, 2011, the Company announced that its Board of Directors authorized the repurchase of an additional $30 million of the Company’s common stock, bringing the total available for repurchase under the program to $60 million. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. As of December 31, 2011, the total amount available for repurchase was $23.7 million.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

Any amounts in excess of common stock are recorded as a reduction of retained earnings. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account, and are intended to reduce the number of outstanding shares of Common Stock to increase shareholder value and offset dilution from the Company's stock option plans and employee stock purchase plan. During the year ended December 31, 2011, the Company repurchased 1,853,962 shares of its common stock for an aggregate price of $20.3 million which was applied as a reduction of common stock.

Incentive Award Plans

The Company has in effect incentive stock plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. The Company’s 1994 Stock Option Plan and 2000 Non-Qualified Stock Incentive Plan have expired and new options may no longer be granted under these plans. Under the 2003 Incentive Award Plan there were 795,492 shares available for future grants as of December 31, 2011. Options granted under the 2003 Incentive Award Plan typically become exercisable in cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant. At December 31, 2011, there were 9,422,939 total shares reserved for future issuance under the Company’s incentive stock plans.

Option activity under the Company’s incentive stock plans is as follows:

	Number of Shares	Weighted Avg. Exercise Price Per Share
Outstanding, December 31, 2008 (6,345,428 exercisable at a weighted average price of $14.07 per share and a weighted average remaining contractual life of 5.6 years)	10,526,011	$12.46
Granted	2,789,245	7.42
Exercised	(22,305)	5.30
Canceled	(5,587,954)	14.18
Outstanding, December 31, 2009 (3,170,359 exercisable at a weighted average price of $11.18 per share and a weighted average remaining contractual life of 4.8 years)	7,704,997	9.41
Granted	1,528,990	10.36
Exercised	(785,633)	8.13
Canceled	(564,549)	10.84
Outstanding, December 31, 2010 (3,430,038 exercisable at a weighted average price of $10.74 per share and a weighted average remaining contractual life of 4.7 years)	7,883,805	9.65
Granted	2,165,056	12.14
Exercised	(1,246,435)	9.39
Canceled	(842,256)	10.64
Outstanding, December 31, 2011 (3,366,610 exercisable at a weighted average price of $10.31 per share and a weighted average remaining contractual life of 4.3 years)	7,960,170	$10.26

As of December 31, 2011, the estimated number of options exercisable and expected to vest was 6.6 million shares with a weighted average remaining contractual life of 6 years and an estimated aggregate intrinsic value of $6.5 million.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the years ended December 31, 2011, 2010 and 2009 was $4.36, $4.07, and $2.98 per share, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2011, 2010 and 2009 was $4.6 million, $2.4 million and $51,000, respectively. During the years ended December 31, 2011, 2010 and 2009, the amount of cash received from the exercise of stock options was $11.7 million, $6.5 million, and $118,000, respectively. The net tax benefit realized from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options was $477,000, $211,000 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

Additional information regarding options outstanding as of December 31, 2011 was as follows:

	Stock Options Outstanding			Options Exercisable
		Weighted Avg.
		Remaining	Weighted Avg.		Weighted Avg.
Range of	Number	Contractual	Exercise Price	Number	Exercise Price
Exercise Prices	Outstanding	Life (yrs)	Per Share	Exercisable	Per Share
$4.72 to $ 7.00	471,666	6.6	$6.61	169,696	$6.59
$7.01 to $ 7.46	583,959	7.3	7.23	185,135	7.22
$7.47 to $ 7.47	844,707	2.8	7.47	502,839	7.47
$7.48 to $ 8.00	434,873	7.5	7.78	156,676	7.79
$8.01 to $ 9.00	411,701	6.1	8.50	249,832	8.53
$9.01 to $ 10.00	1,175,563	7.1	9.63	463,997	9.60
$10.01 to $ 11.00	1,594,226	6.6	10.46	680,547	10.59
$11.01 to $ 13.00	918,230	7.0	12.16	390,631	11.96
$13.01 to $ 16.00	1,257,745	7.8	13.81	299,757	13.88
$16.01 to $ 49.50	267,500	2.4	17.39	267,500	17.39
$4.72 to $ 49.50	7,960,170	6.5	$10.26	3,366,610	$10.31

As of December 31, 2011, the aggregate pre-tax intrinsic value (which was the amount by which the $10.11 closing price of the Company's common stock at December 31, 2011 exceeded the exercise price of the in the money options) of options outstanding and options exercisable was approximately $7.8 million and $3.5 million, respectively.

The 2003 Plan also provides for the use of incentive awards other than stock options.  In October 2007, the Company’s Compensation Committee approved a plan to begin granting Restricted Stock Units ("RSU"s) to employees in accordance with the provisions of the 2003 Plan.  As of December 31, 2011, approximately 36% and 28% of the RSUs would vest in three and four equal installments annually over three years and four years, respectively. Approximately 36% of the RSUs would vest one third on each of the third, fourth and fifth annual anniversaries of the grant date.  Information with respect to outstanding RSU activity is as follows:

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2008	52,433	$7.87
Granted	46,470	7.01
Vested	—
Forfeited	(7,480)	8.54
Outstanding, December 31, 2009	91,423	7.40
Granted	54,670	10.33
Vested	—
Forfeited	(333)	9.46
Outstanding, December 31, 2010	145,760	8.36
Granted	589,638	10.09
Vested	14,750	7.72
Forfeited	(53,371)	10.44
Outstanding, December 31, 2011	667,277	$9.73

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
Years Ended December 31, 2011, 2010 and 2009

The fair value of the Company’s stock options granted under the Option Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected life (years)	5.7	5.9	6.7
Stock volatility	40.4%	40.9%	43.0%
Risk free interest rates	1.9%	2.2%	2.9%
Dividends during expected terms	1.4%	1.3%	1.8%

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

The following table shows total share-based compensation expense recognized in the Consolidated Statement of Operations for 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenues	$1,009	$798	$670
Research and development	2,401	1,808	1,619
Selling, general and administrative	2,444	2,119	1,675
Pre-tax share-based compensation expense	5,854	4,725	3,964
Less income tax effect	2,104	1,657	990
Net share-based compensation expense	$3,750	$3,068	$2,974

Total share-based compensation cost capitalized as part of inventory as of December 31, 2011 and 2010 was $174,000 and $142,000, respectively. At December 31, 2011, there was $16.6 million of total unrecognized compensation cost related to non-vested stock option and RSU awards which is expected to be recognized over a weighted-average period of 4.0 years.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan ("ESPP"), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2,000,000 shares. Shares of Common Stock issued under the ESPP during 2011, 2010 and 2009 were 32,386, 30,688, and 37,984, respectively, at weighted average prices of $10.21, $10.35, and $7.31, respectively. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.

8.	INCOME TAXES

The income tax provisions for the years ended December 31, 2011, 2010 and 2009, as a percentage of income before taxes, were 29%, 33% and 34%, respectively.  The income tax provision for such periods differs from taxes computed at the federal statutory rate primarily due to the effect of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 was as follows:
	2011	2010	2009
Statutory federal income tax rate	35%	35%	35%
Research and development credit	(4)	(1)	(3)
Qualified production activities credit	(2)	(3)	(1)
State income taxes (net of federal income tax benefit)	1	2	(1)
Non-deductible stock compensation	—	—	2
Other	(1)	—	2
Effective tax rate	29%	33%	34%

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):
	2011	2010	2009
Current:
Federal	$9,653	$29,086	$7,241
State	682	2,584	54
Total current	10,335	31,670	7,295

Deferred:
Federal	3,514	(6,439)	1,544
State	(263)	(477)	(503)
Total deferred	3,251	(6,916)	1,041
Total provision	$13,586	$24,754	$8,336

Pre-tax income from non-U.S. jurisdictions was not material in all periods presented.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $22.9 million and net long-term deferred tax assets of $8.7 million as of December 31, 2011. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for net operating losses generated in China. Should the Company determine that future realization of these tax benefits is not likely, additional valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

Deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2011	2010
Deferred tax assets:
Accruals and reserves not currently deductible	$10,857	$9,793
Deferred income	11,831	14,908
Tax net operating loss and credit carryforwards	10,876	10,679
Non-qualified stock compensation	3,017	3,178
Capitalized research and development	73	213
Unrealized impairment of auction rate securities	371	707
Gross deferred tax assets	37,025	39,478
Valuation allowance	(279)	(279)
Total deferred tax assets	36,746	39,199

Deferred tax liabilities:
Depreciation	(5,147)	(4,349)
State income taxes	(88)	(88)
Total deferred tax liability	(5,235)	(4,437)
Net deferred tax assets (current and non-current)	$31,511	$34,762

Included in net deferred tax assets are net operating loss and credit carryforwards. Due to the Company's acquisition of Synergy in 1998, the Company has available pre-ownership change federal net operating loss carryforwards of approximately $2.0 million which will expire in the years 2012 through 2018 if not utilized. Under Section 382 of the Internal Revenue Code, these pre-ownership changes in net operating loss carryforwards are subject to an annual limitation. The Company believes that it is more likely than not that these net operating loss carryforwards will be utilized before expiration. In addition, the Company has available state research and development credit carryforwards of approximately $18.2 million, of which approximately $2.3 million represents pre-ownership change carryforwards subject to the Section 383 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

As of December 31, 2011, the gross liability for uncertain tax positions was $11.6 million and the net liability, reduced for the federal effects of potential state tax exposures, was $8.4 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $8.4 million would favorably affect the Company’s tax provision in such future periods. Included in the $8.4 million is $1.9 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $6.5 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the $6.5 million long-term uncertain income tax positions within the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2011	$9,599
Additions based on tax positions related to the current year	1,451
Additions for tax positions related to prior years	87
Subtractions for tax positions related to prior years	(2,767)
Balance at December 31, 2011	$8,370

During 2011, the Company recognized $999,000 of previously unrecognized tax benefits due to expiration of statutes of limitations and $1,768,000 of previously unrecognized tax benefits due to tax claims granted by the tax authorities.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of December 31, 2011 and 2010, the Company had $655,000 and $743,000, respectively, accrued for interest and none accrued for penalties for both years. The interest accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2008 and forward. Significant state tax jurisdictions include California, Massachusetts and Texas, and generally, the Company is subject to routine examination for years 2005 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2004 and forward in various immaterial foreign tax jurisdictions in which it operates.

9.	COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases some of its facilities and equipment under operating lease agreements that expire in the years 2012 through 2016. Rent expense is recognized on a straight-line basis over the term of the lease.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
2012	$948
2013	619
2014	328
2015	96
2016	25
Total	$2,016

Rent expense under operating leases for the years ended December 31, 2011, 2010, and 2009 was $1.2 million, $1.1 million and $1.7 million, respectively.

Open Purchase Orders

As of December 31, 2011, the Company had approximately $12 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company's contractual commitments.

Letters of Credit

Micrel's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2011, there was $325,000 in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

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
Years Ended December 31, 2011, 2010 and 2009

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

The Company has a profit-sharing and deferred compensation plan (the "Plan"). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued 397,000 in contributions for the year ended December 31, 2011 and made $693,000 and $218,000 in contributions to the Plan for the years ended December 31, 2010 and 2019, respectively. Participants vest in Company contributions ratably over six years of service.

11.	LITIGATION

From time to time, claims have been filed by or have arisen against the Company in its normal course of business. The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of December 31, 2011, the Company believed that it was not possible to determine whether there was a reasonable possibility that a loss had been incurred nor could the Company estimate the range of potential loss.  Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, the pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

Net Revenues by Segment (in thousands):	Years Ended December 31,
	2011	2010	2009
Standard Products	$249,743	$289,347	$212,606
Other Products	9,282	8,019	6,281
Total net revenues	$259,025	$297,366	$218,887

For the year ended December 31, 2011, no OEM customer accounted for more than 10% of the Company’s net revenues and two worldwide distributors account for 24% and 16%, respectively, of the Company’s net revenues.  For the year ended December 31, 2010, no OEM customer accounted for more than 10% of the Company's net revenues and two worldwide distributors accounted for 19% and 17%, respectively, of the Company's net revenues. For the year ended December 31, 2009, one OEM customer accounted for 12% of the Company's net revenues and two worldwide distributors accounted for 19% and 13%, respectively, of the Company's net revenues.

For the year ended December 31, 2011, the Company recorded revenue from customers throughout the United States; Canada and Mexico (collectively referred to as "Other North American Countries"); the U.K., Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as "Europe"); Korea; Taiwan; Singapore; China; Japan; Hong Kong; and Malaysia and other Asian countries (collectively referred to as "Other Asian Countries"). Revenues by major geographic area are based on the geographic location of the OEMs or the distributors who have purchased the Company's products. The geographic locations of the Company's distributors may be different from the geographic locations of the end customers.

Geographic Information (in thousands):
	Years Ended December 31,
	2011		2010		2009
	Total Net Revenues	Long-Lived Assets(1)	Total Net Revenues	Long-Lived Assets(1)	Total Net Revenues
United States of America	$71,700	$53,368	$78,673	$58,458	$51,843
Other North American Countries	842	—	2,570	—	4,894
Korea	40,155	39	37,277	31	36,400
Taiwan	23,938	2,153	25,741	1,545	17,626
Singapore	21,883	5	30,644	6	26,083
China	19,079	1,333	22,845	1,800	15,665
Hong Kong	26,429	163	39,262	19	21,862
Japan	17,392	5	20,498	10	15,177
Other Asian Countries	1,629	3,716	1,590	2,548	1,448
Europe	35,978	102	38,266	100	27,889
Total	$259,025	$60,884	$297,366	$64,517	$218,887

(1) Long-lived assets consist of property, plant and equipment.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2011, 2010 and 2009

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

During the years ended December 31, 2011, 2010 and 2009 the Company paid cash dividends of $9.4 million, $8.6 million and $8.9 million, respectively, representing $0.15, $0.14 and $0.14 per outstanding share, respectively.

16.	SUBSEQUENT EVENT

On January 26, 2012, the Company's Board of Directors declared a cash dividend of $0.04 per share of common stock, payable on February 22, 2012 to shareholders of record as of February 8, 2012.

SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY — UNAUDITED

(in thousands, except per share amounts)	Three Months Ended 2011
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$67,494	$68,510	$64,244	$58,777
Gross profit	$37,849	$39,925	$35,677	$29,693
Net income	$9,065	$10,721	$9,212	$5,018
Net income per share:
Basic	$0.15	$0.17	$0.15	$0.08
Diluted	$0.14	$0.17	$0.15	$0.08

Weighted-average shares used in computing per share amounts:
Basic	61,845	62,167	62,043	61,379
Diluted	63,078	63,027	62,465	61,938

Cash dividends per common share	$0.035	$0.035	$0.040	$0.040

(in thousands, except per share amounts)	Three Months Ended 2010
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$67,192	$73,911	$80,626	$75,637
Gross profit	$37,219	$42,689	$46,689	$42,234
Net income	$9,711	$12,356	$14,920	$13,721
Net income per share:
Basic	$0.16	$0.20	$0.24	$0.22
Diluted	$0.16	$0.20	$0.24	$0.22

Weighted-average shares used in computing per share amounts:
Basic	62,346	62,430	61,936	61,501
Diluted	62,548	63,191	62,311	62,559

Cash dividends per common share	$0.035	$0.035	$0.035	$0.035

 SCHEDULE II

MICREL, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2011, 2010, and 2009
(In thousands)

Description	Balance at Beginning of Year	Allowance Additions or (Reductions)	Returns and Price Adjustments	Bad Debt Write-offs	Balance at End of Year

Year Ended December 31, 2011
Allowances for OEM and Stocking Representative returns and price adjustments	$995	$2,359	$(2,288)	$—	$1,066
Allowances for unclaimed distributor price adjustments(1)	2,885	69,795	(72,511)	—	169
Allowances for doubtful accounts	45	14	—	—	59
Total allowances	$3,925	$72,168	$(74,799)	$—	$1,294

Year Ended December 31, 2010
Allowances for OEM and Stocking Representative returns and price adjustments	$1,272	$2,164	$(2,441)	$—	$995
Allowances for unclaimed distributor price adjustments(1)	1,701	72,746	(71,562)	—	2,885
Allowances for doubtful accounts	45	—	—	—	45
Total allowances	$3,018	$74,910	$(74,003)	$—	$3,925

Year Ended December 31, 2009
Allowances for OEM and Stocking Representative returns and price adjustments	$1,284	$2,718	$(2,730)	$—	$1,272
Allowances for unclaimed distributor price adjustments(1)	1,498	52,282	(52,079)	—	1,701
Allowances for doubtful accounts	155	(110)	—	—	45
Total allowances	$2,937	$54,890	$(54,809)	$—	$3,018

___________
(1) The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received from the distributor and recorded by the Company. This allowance typically represents approximately one to three weeks of unclaimed price adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 2nd day of March, 2012.

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

Signature	Title	Date

/S/ Raymond D. Zinn Raymond D. Zinn	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2012
/S/ Clyde R. Wallin Clyde R. Wallin	Vice President, Finance and Human Resources and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2012
/S/ John E. Bourgoin John E. Bourgoin	Director	March 2, 2012
/S/ Michael J. Callahan Michael J. Callahan	Director	March 2, 2012
/S/ Daniel Heneghan Daniel Heneghan	Director	March 2, 2012
/S/ Neil J. Miotto Neil J. Miotto	Director	March 2, 2012
/S/ Frank W. Schneider Frank W. Schneider	Director	March 2, 2012

Micrel, Incorporated
Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
3.3	Amended and Restated Bylaws of the Registrant. (8)
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant. (4)
3.5
Certificate of Determination of Series A Participating Preferred Stock of Micrel, Incorporated, classifying and designating the Series A Participating Preferred Stock, as filed March 28, 2008 with the Secretary of State of the State of California. (10)

3.6	Certificate of Amendment to the Bylaws of the Company, dated April 2, 2008. (11)
3.7	Certificate of Amendment to the Bylaws of the Company, dated April 22, 2008. (12)
3.8	Certificate of Amendment to the Bylaws of the Company, dated January 8, 2010. (15)
4.1	Certificate for Shares of Registrant’s Common Stock. (3)
10.1	Indemnification Agreement between the Registrant and each of its officers and directors. (3)*
10.2	1994 Stock Option Plan and form of Stock Option Agreement. (1)*
10.3	2003 Incentive Award Plan. (5)*
10.4	2006 Employee Stock Purchase Plan (7)*
10.5	Form of Domestic Distribution Agreement. (2)
10.6	Form of International Distributor Agreement. (2)
10.7	Micrel/IBM Patent License Agreement, dated September 26, 2006 (9)
10.8	Offer Letter, by and between Micrel Incorporated and Clyde R. Wallin, dated December 13, 2008. (13)*
10.9	Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (14)
10.10	Change of Control and Severance Agreement, by and between Mansour Izadinia and Micrel Incorporated, dated March 1, 2011. (16)*
10.11	First Amendment entered into as of April 22, 2011 to the Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (17)
14.1	Micrel, Incorporated Code of Ethics for Senior Officers. (6)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. (See Signature Page).
31	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

______________
*	Management contract or compensatory plan or agreement.

**
This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(1)
Incorporated herein by reference to the Company’s Registration Statement on Form S-1 ("Registration Statement"), File No. 33-85694, in which this exhibit bears the same number, unless otherwise indicated.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.
(4)	Incorporated by reference to exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(5)	Incorporated by reference to exhibit 1 filed with the Company’s Proxy Statement on Schedule 14A dated May 9, 2003.
(6)	Incorporated by reference to exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference to appendix A filed with the Company’s Definitive Proxy Statement on Schedule 14A dated April 19, 2006.
(8)	Incorporated by reference to exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(9)	Incorporated by reference to exhibit 10.17 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.
(10)	Incorporated by reference to exhibit 3.5 filed with the Company’s Current Report on Form 8-K dated March 24, 2008.
(11)	Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K dated April 7, 2008.
(12)	Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K dated April 22, 2008.
(13)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated December 18, 2008.
(14)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated May 7, 2009.
(15)	Incorporated by reference to exhibit 3.7 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated April 22, 2011.

80