Form 10-Q
period 2012-03-31
MICREL INC
filed 2012-05-07
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

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

As of May 2, 2012 there were 60,319,181 shares of common stock, no par value, outstanding.

ITEM 1.  FINANCIAL STATEMENTS

MICREL, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,673	$60,610
Short-term investments	82,632	77,265
Accounts receivable, less allowances: 2012, $1,220; 2011, $1,294	26,351	25,385
Inventories	35,839	36,286
Income taxes receivable	4,171	6,881
Prepaid expenses and other	2,178	2,883
Deferred income taxes	22,070	22,854
Total current assets	227,914	232,164

LONG-TERM INVESTMENTS	6,850	6,857
PROPERTY, PLANT AND EQUIPMENT, NET	60,119	60,884
DEFERRED INCOME TAXES	9,365	8,657
OTHER ASSETS	2,481	1,413
TOTAL	$306,729	$309,975

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,525	$17,096
Deferred income on shipments to distributors	28,336	30,671
Other current liabilities	9,649	9,329
Total current liabilities	53,510	57,096

LONG-TERM INCOME TAXES PAYABLE	6,967	6,450
Total liabilities	60,477	63,546

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	-	-
Common stock, no par value - authorized: 250,000,000 shares;
issued and outstanding: 2012 - 60,624,655 shares; 2011 - 61,038,507 shares	-	206
Accumulated other comprehensive loss	(850)	(887)
Retained earnings	247,102	247,110
Total shareholders' equity	246,252	246,429
TOTAL	$306,729	$309,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

NET REVENUES	$61,151	$67,494
COST OF REVENUES (1)	27,975	29,645
GROSS PROFIT	33,176	37,849
OPERATING EXPENSES:
Research and development (1)	13,324	12,521
Selling, general and administrative (1)	11,160	12,091
Total operating expenses	24,484	24,612

INCOME FROM OPERATIONS	8,692	13,237
OTHER INCOME (EXPENSE):
Interest income	201	190
Interest expense	(5)	(16)
Other income, net	-	39
Total other income, net	196	213
INCOME BEFORE INCOME TAXES	8,888	13,450
PROVISION FOR INCOME TAXES	3,472	4,385
NET INCOME	$5,416	$9,065
NET INCOME PER SHARE:
Basic	$0.09	$0.15
Diluted	$0.09	$0.14

CASH DIVIDENDS DECLARED PER SHARE	$0.040	$0.035

WEIGHTED AVERAGE SHARES USED IN
COMPUTING PER SHARE AMOUNTS:
Basic	60,855	61,845
Diluted	61,639	63,078

(1) Share-based compensation expense included in:
Cost of revenues	$284	$242
Research and development	745	526
Selling, general and administrative	753	605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
NET INCOME	$5,416	$9,065
Other comprehensive income:
Unrealized gains on investments	60	61
Income tax expense related to unrealized gains on investments	23	24
Other comprehensive income, net of tax	37	37
COMPREHENSIVE INCOME	$5,453	$9,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,416	$9,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,712	3,218
Share-based compensation expense	1,782	1,373
Excess tax benefits from stock-based awards	(38)	(393)
Loss or (gain) on disposal of assets	1	-
Deferred income tax provision	53	767
Changes in operating assets and liabilities:
Accounts receivable	(966)	1,144
Inventories	438	505
Income taxes receivable	2,738	3,043
Prepaid expenses and other assets	(363)	(264)
Accounts payable	(1,571)	(2,480)
Income taxes payable	520	483
Other current liabilities	320	(661)
Deferred income on shipments to distributors	(2,335)	(667)
Net cash provided by operating activities	8,707	15,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,947)	(2,489)
Purchases of investments	(14,401)	(4,708)
Proceeds from sale and maturities of investments	9,100	16,250
Net cash provided by (used) in investing activities	(7,248)	9,053
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	-	(2,143)
Proceeds from the issuance of common stock	1,098	9,258
Repurchases of common stock	(6,000)	(5,803)
Payment of cash dividends	(2,452)	(2,163)
Purchase of stock for withholding taxes on vested restricted stock	(80)	(28)
Excess tax benefits from stock-based awards	38	393
Net cash used in financing activities	(7,396)	(486)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,937)	23,700
CASH AND CASH EQUIVALENTS - Beginning of period	60,610	74,738
CASH AND CASH EQUIVALENTS - End of period	$54,673	$98,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and those included in this Form 10-Q below.

Reclassifications — Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s condensed consolidated Financial Statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or retained earnings.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Weighted average common shares outstanding	60,855	61,845
Dilutive effect of stock options outstanding using the treasury stock method	784	1,233
Shares used in computing diluted net income per share	61,639	63,078

For the three months ended March 31, 2012 and 2011, 4.1 million and 2.0 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

Effective January 1, 2012, the Company adopted the new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The adoption did not have an impact on the Company’s consolidated financial position or results of operations.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective January 1, 2012, the Company adopted the new standard that requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, an amendment was issued that defers the requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income. The adoption concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

3.	SHARE-BASED COMPENSATION

Share-based compensation is measured at the grant date, based on the fair value of the award and is recognized over the employee’s requisite service period. For further details regarding the Company’s share-based compensation arrangements, refer to Note 7 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Cost of revenues	$284	$242
Research and development	745	526
Selling, general and administrative	753	605
Pre-tax share-based compensation expense	1,782	1,373
Less income tax effect	(626)	(543)
Net share-based compensation expense	$1,156	$830

During the three months ended March 31, 2012 and 2011, the Company granted 138,420 and 957,900 stock options, respectively, at weighted average fair values of $3.11 and $5.22 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2012	2011

Expected term (years)	5.8	5.8
Stock volatility	36.5%	40.3%
Risk free interest rates	1.3%	2.5%
Dividends during expected terms	1.6%	1.0%

As of March 31, 2012, there was $15.8 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 4.1 years. Total share-based compensation capitalized as part of inventory as of March 31, 2012 and December 31, 2011 was $165,000 and $174,000, respectively.

The Company also grants Restricted Stock Units ("RSU"s) to its employees.  In the three months ended March 31, 2012 and 2011, the Company granted 45,000 and 95,000 RSUs, respectively, at weighted average fair values of $9.91 and $12.52, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of March 31, 2012 primarily consisted of corporate debt instruments, certificate of deposits and liquid municipals and were classified as available-for-sale securities. Long-term investments as of March 31, 2012 consisted of auction rate notes secured by student loans and were classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. A summary of the Company’s short-term investments at March 31, 2012 and December 31, 2011 is as follows (in thousands):

	As of March 31, 2012				As of December 31, 2011
		Gross	Gross	Fair		Gross	Gross	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Municipal Securities	$12,818	$-	$(130)	$12,688	$11,413	$-	$(115)	$11,298
Corporate Debt Securities	33,710	-	(344)	33,366	33,723	-	(327)	33,396
Commercial Paper	8,983	-	(5)	8,978	4,991	-	(2)	4,989
U.S. Agencies	4,517	-	(14)	4,503	4,528	-	(17)	4,511
Certificates of Deposits	23,097	-	-	23,097	23,071	-	-	23,071
Total	$83,125	$-	$(493)	$82,632	$77,726	$-	$(461)	$77,265

As of March 31, 2012, $56.4 million of the Company's short-term investments were in an unrealized loss position.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The types of instruments valued based on quoted market prices in active markets include money market funds and commercial paper. Such instruments are classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include U.S. agency securities. Such instruments are classified within Level 2 of the fair value hierarchy. The types of instruments valued based on unobservable inputs include the auction rate securities held by the Company. Such instruments are generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.

Financial assets measured at fair value on a recurring basis as of March 31, 2012 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Money Market Funds	$24,802	$-	$-	$24,802
Certificates of Deposits	23,097	-	-	23,097
Corporate Debt	-	33,366	-	33,366
Commercial Papers	-	8,978	-	8,978
Municipal Securities	-	12,688	-	12,688
U.S. Agencies	-	4,503	-	4,503
Auction rate notes	-	-	6,850	6,850
Total	$47,899	$59,535	$6,850	$114,284

Financial assets measured at fair value on a recurring basis as of December 31, 2011 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Money Market Funds	$55,912	$-	$-	$55,912
Certificates of Deposits	23,071		-	23,071
Corporate Debt Securities	-	33,396	-	33,396
Commercial Paper	-	4,990	-	4,990
Municipal Securities	-	11,297	-	11,297
U.S. Agencies	-	4,511	-	4,511
Auction rate notes	-	-	6,857	6,857
Total	$78,983	$54,194	$6,857	$140,034

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2012, the Company had $7.7 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of March 31, 2012. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 20 to 36 years. As a result, the Company has classified all auction rate notes as long-term investments as of March 31, 2012 and December 31, 2011. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of March 31, 2012 and December 31, 2011, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of March 31, 2012 and December 31, 2011. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes.  Based on this assessment of fair value, as of March 31, 2012, the Company determined there was a cumulative decline in the fair value of its auction rate notes and recorded a $0.5 million net of tax ($0.8 million pre-tax) temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity.

For the three months ended March 31, 2012, the changes in the Company’s Level 3 securities (consisting of auction rate notes) were as follows (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Beginning balance, December 31, 2011	$6,857
Transfers in and/or out of Level 3	-
Total gains, before tax	93
Settlements	(100)
Ending balance, March 31, 2012	$6,850

5.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Finished goods	$9,329	$11,824
Work in process	25,298	22,863
Raw materials	1,212	1,599
Total inventories	$35,839	$36,286

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Manufacturing equipment	$171,351	$170,304
Land	8,101	8,101
Buildings and improvements	53,662	53,539
Office furniture and research equipment	18,610	17,834
	251,724	249,778
Accumulated depreciation	(191,605)	(188,894)
Total property, plant and equipment, net	$60,119	$60,884

Depreciation expense for the three months ended March 31, 2012 and 2011 was $2.7 million and $3.2 million, respectively

7.	OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):
	March 31,	December 31,
	2012	2011
Accrued compensation	$5,467	$4,997
Accrued commissions	2,109	1,964
Accrued workers compensation and health insurance	784	987
All other current accrued liabilities	1,289	1,381
Total other current liabilities	$9,649	$9,329

8.	BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5 million line of credit available for general working capital needs, which includes a $5 million letter of credit sub-facility including a $2 million foreign exchange sub-facility. On April 22, 2011, the expiration date of the line of credit was extended from April 30, 2011 to April 30, 2013. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%.  As of March 31, 2012, the Company had no borrowings under the line of credit.  The agreement includes certain restrictive covenants and, as of March 31, 2012, the Company was in compliance with such covenants.

The credit facility also included a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. In May 2009, the Company borrowed $15 million under the term loan. Interest under the term loan facility was payable at a rate equal to floating one-month LIBOR plus 2.25%. Borrowings were payable over 21 equal monthly installments, which commenced on August 31, 2009.  The final payment was made on April 30, 2011.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	DERIVATIVE FINANCIAL INSTRUMENTS

In June 2009, the Company entered into an interest rate swap contract (the "Swap"), to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. As a result of entering into the Swap, the Company economically hedged the variability on future interest payments resulting in a fixed rate of 3.36% for $357,000 of the Company’s notes payable as of March 31, 2011. The Swap was considered a cash flow hedge.  The Company does not hold derivative financial instruments for trading or speculative purposes.  The interest rate swap contract matured in April 2011 and was not renewed.  As of March 31, 2012, there was no interest rate swap contract outstanding.

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

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of March 31, 2012, there was no notional amount of the outstanding interest rate swap contract. The effect of derivative instruments on the Statement of Operations for the three months ended March 31, 2012 and 2011 was not material.

10.	SIGNIFICANT CUSTOMERS

During the three months ended March 31, 2012, two worldwide distributors and an Asian based stocking representative accounted for $15.7 million (26%), $9.4 million (15%) and $8.1 million (13%) of net revenues, respectively. During the three months ended March 31, 2011, two worldwide distributors, accounted for $13.0 million (19%) and $11.6 million (17%) of net revenues, respectively.

At March 31, 2012, two worldwide distributors and an Asian based stocking representative accounted for 25%, 14% and 10%, respectively, of total accounts receivable.  At December 31, 2011, two world-wide distributors and an Asian based distributor accounted for 23%, 10% and 11%, respectively, of total accounts receivable.

11.	SEGMENT REPORTING

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Revenues by Segment	Three Months Ended
(dollars in thousands)	March 31,
	2012	2011
Net Revenues:
Standard Products	$58,799	$65,571
Other Products	2,352	1,923
Total net revenues	$61,151	$67,494
As a Percentage of Total Net Revenues:
Standard Products	96%	97%
Other Products	4	3
Total net revenues	100%	100%

12.	LITIGATION AND COMMITMENTS AND CONTINGENCIES

On November 1, 2008,  Nadatel Co., Ltd. (“Nadatel”), a video surveillance equipment supplier based in Seoul Korea, filed a complaint against the Company for product liability and tort-based damages with the Seoul Central District Court in Seoul, Korea.  In 2006 and 2007, Nadatel purchased approximately 17,000 of the Company’s low-dropout voltage regulators for use in its closed circuit television digital video recorder application for security systems.  Nadatel claims the parts failed in the field, resulting in malfunction of its application, recall of the application and replacement of circuit boards incorporating the Company’s part.  The complaint initially sought damages in the amount of approximately $120,000, which has since increased to approximately $630,000.  The Company disputes the cause of the Nadatel application failures and intends to vigorously defend itself.  Additional claims have been filed by or have arisen against the Company in its normal course of business.  The Company believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

As of March 31, 2012, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time.   Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

13.	SHARE REPURCHASE PROGRAM

In February 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15 million to $30 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30 million is expended. In May 2011, the Company announced that its Board of Directors authorized the repurchase of an additional $30 million of the Company’s common stock to the Board’s 2010 repurchase authorization of $30 million which brought the total available for repurchase to $60 million. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company's stock option plans and employee stock purchase plan. During the three months ended March 31, 2012, the Company repurchased 565,145 shares of its common stock for an aggregate price of $6.0 million. As of March 31, 2012, the total amount available for repurchase was $17.7 million.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	INCOME TAXES

The income tax provision for the three months ended March 31, 2012, as a percentage of income before taxes, was 39.1%. The tax provision for this period includes an out-of-period charge of $491,000 related to the write-offs of deferred tax assets associated with the net operating losses of two previously acquired companies.  This charge is immaterial for the first quarter of 2012 and immaterial to any applicable prior periods that could have been affected. The tax provision for this period excludes any benefits from the Federal research and development credit which expired on December 31, 2011 and has not been reinstated as of the first quarter of 2012. The income tax provision for the three months ended March 31, 2011, as a percentage of income before taxes, was 32.6%.

As of March 31, 2012, the liability for uncertain tax positions was $11.8 million (including interest and penalties) and the net liability, reduced for the federal effects of potential state tax exposures, was $8.5 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $8.5 million would favorably affect the Company’s tax provision in such future periods. Included in the $8.5 million is $1.9 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $6.6 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to the $6.6 million long-term uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of March 31, 2012 and December 31, 2011, the Company had $717,000 and $655,000, respectively, accrued for interest and none accrued for penalties for both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $22.0 million and net long-term deferred tax assets of $9.4 million as of March 31, 2012. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for net operating losses generated in China. Should the Company determine that future realization of these tax benefits is not likely, additional valuation allowance would be established which would increase the Company’s tax provision in the period of such determination.

15.	DIVIDENDS

On January 26, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The payment of $2.5 million was made on February 22, 2012 to shareholders of record as of February 8, 2012.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	SUBSEQUENT EVENTS

On March 15, 2012, the Company signed a definite agreement to acquire a controlling interest in PhaseLink™ Company Limited (“PhaseLink™”), a private company based in Taiwan and in San Jose, California. The objective of the acquisition is to complement Micrel's high performance clock generation, distribution products for the communication market and expansion of its offerings into the consumer and industrial markets. PhaseLink™ provides high performance integrated timing solutions to system and oscillator manufacturers. On April 2, 2012, the Company acquired the controlling interest in PhaseLink™ for approximately $20 million in cash (excluding cash acquired), qualifying as a business combination. The Company is working on the purchase price allocation, and its consolidated financial statements will include the operating results of PhaseLink™ from the date of acquisition.

On April 26, 2012, the Company's Board of Directors declared a cash dividend of $0.04 per share of common stock, payable on May 23, 2012 to shareholders of record as of May 9, 2012. This dividend will be recorded in the second quarter of 2012 and is expected to be approximately $2.4 million.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short-term and long-term cash requirements and the sources of funds to meet such requirements; effect of changes in market interest rates on investments; the Company’s ability to recover the cost basis on its investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the impact of changes in laws and regulations; the future realization of tax benefits; the amount of future taxable income levels and the resolution of uncertain tax positions; and share-based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, "believe,” "estimate,” "may,” "can,” "will,” "could,” "would,” "should," "continue," "intend,” "objective,” "plan,” "expect,” "likely,” "potential,” "possible” or "anticipate” or the negative of these terms or other comparable terminology. All forward-looking statements included in this report are based on information available to the Company on the date of this report, and, except as required by law, the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties, including those risks discussed under “Risks Factors” and elsewhere in this report, which could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Form 10-K for the year ended December 31, 2011.

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

The Company’s high performance power management analog products are characterized by high power density and small form factor. The demand for high performance power management circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets, tablet devices and notebook computers. The Company also has an extensive power management offering for the networking and communications infrastructure markets including cloud and enterprise servers, network switches and routers, storage area networks and wireless base stations. In addition, the Company offers products that serve the solid state drive market, and is seeing strength in the emergence of solid state drives and analog switches including USB switches.

The Company’s high bandwidth communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high speed Physical Media Devices ("PMD") products. With form factor, size reductions, and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges.  On April 2, 2012, the Company acquired a controlling interest in PhaseLink™, a private company based in Taiwan and in San Jose, California. The objective of the acquisition is to complement Micrel's high performance clock generation and distribution products for the communication market and expand its offerings into the consumer and industrial markets. PhaseLink™ provides high performance integrated timing solutions to system and oscillator manufacturers. The Company’s consolidated financial statements will include the operating results of PhaseLink™ from the date of acquisition.

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

The following table presents the Company’s revenues by product line, as a percentage of total net revenues.

Net Revenues by Product Line	Three Months Ended
	March 31,
	2012	2011
As a Percentage of Total Net Revenues

Analog	61%	62%
High bandwidth	17	18
Ethernet	18	17
Total standard products	96	97
Foundry, custom and other	4	3
	100%	100%

The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Three Months Ended
	March 31,
	2012	2011
As a Percentage of Total Net Revenues
Industrial	40%	43%
High-speed communications	31	30
Computer	10	14
Wireless handsets	17	10
Military and other	2	3
Total net revenues	100%	100%

To enhance the readers’ understanding of the Company’s performance, the following is a chronological overview of the Company’s results for the quarterly periods from January 1, 2011 through March 31, 2012.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the first quarter of 2012, revenues increased 4.0% to $61.2 million from $58.8 million in the fourth quarter of 2011. This increase in revenue from the fourth quarter of 2011 was principally driven by overall demand from customers in most geographies and end markets.  As compared to the same period last year, first quarter 2012 revenues decreased by $6.3 million.  First quarter 2012 book-to-bill ratio was one, and showed improvement compared to the fourth quarter of 2011. First quarter 2012 gross margin was 54.3%, as compared to 50.5% in the fourth quarter of 2011. With the higher revenues compared to the fourth quarter of 2011, first quarter 2012 gross margin increased from the previous quarter primarily due to a higher percentage of distribution sales which carry higher margins, an increase in factory utilization, and lower inventory reserve charges. Net income for the first quarter of 2012 was $5.4 million, or $0.09 per basic and diluted share, as compared to net income of $5.0 million, or $0.08 per basic and diluted share, for the fourth quarter of 2011, and net income of $9.1 million, or $0.15 per basic share and $0.14 per diluted share, for the first quarter of 2011. During the first quarter of 2012, cash flows from operations were $8.7 million. During the first quarter of 2012, cash and short-term investments decreased by $0.6 million to $137.3 million. In addition to maintaining its quarterly $0.04 per share cash dividend, during the first quarter of 2012 the Company repurchased $6.0 million of its common stock.

The Company derives a substantial portion of its net revenues from standard products. For the three months ended March 31, 2012 and 2011, the Company’s standard products sales accounted for 96% and 97%, respectively, of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part II Item 1A of this Quarterly Report on Form 10-Q titled "Risk Factors". As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates

The financial statements included in this Quarterly Report on Form 10-Q and discussed within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company’s significant accounting policies, see Note 1 to Condensed Consolidated Financial Statements in this document and Note 1 of Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets recorded as of March 31, 2012.  Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination. The Company currently has not established a valuation allowance except for the net operating losses generated in China.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Net revenues	100.0%	100.0%
Cost of revenues	45.7	43.9
Gross profit	54.3	56.1
Operating expenses:
Research and development	21.8	18.6
Selling, general and administrative	18.2	17.9
Total operating expenses	40.0	36.5
Income from operations	14.3	19.6
Other income (expense):
Interest income	0.3	0.3
Interest expense	-	-
Other income, net	-	-
Total other income, net	0.3	0.3
Income before income taxes	14.6	19.9
Provision for income taxes	5.7	6.5
Net income	8.9%	13.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Revenues. For the three months ended March 31, 2012, net revenues decreased 9.4% to $61.2 million from $67.5 million for the same period in the prior year. Standard products revenues for the three months ended March 31, 2012 decreased to $58.8 million from $65.6 million for the same period in the prior year primarily as a result of lower customer demand across the Company’s geographies and end markets due to overall weakness in the global economy. For the three months ended March 31, 2012, other products revenues, which consist primarily of custom and foundry products revenues, increased to $2.4 million from $1.9 million for the same period in the prior year. While the first quarter revenues for 2012 were lower by $6.3 million compared to the same period in the prior year, net revenues increased 4.0% from the fourth quarter of 2011. The Company experienced an increase in order rates toward the end of the first quarter of 2012, and the increase of revenues over the prior quarter was driven by overall demand from customers in most geographies and end markets.

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

International sales represented 72% and 71% of net revenues for each of the three month periods ended March 31, 2012 and 2011, respectively. Sales to customers in Asia represented 60% and 56% of net revenues for the three months ended March 31, 2012 and 2011, respectively. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers as Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for United States based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company’s gross margin decreased to 54.3% for the three months ended March 31, 2012 from 56.1% for the comparable period in 2011. The reduction was primarily due to increased proportion of lower margin products shipped to the wireless handset market as compared to the same period in 2011.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 21.8% for the three months ended March 31, 2012 as compared to 18.6% for the same period in the prior year. On a dollar basis, research and development expenses increased $0.8 million, or 6.4%, to $13.3 million for the three months ended March 31, 2012 as compared to $12.5 million for the same period in the prior year. This increase was primarily due to increased headcount and mask expenses for research and development projects. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 18.2% for the three months ended March 31, 2012 as compared to 17.9% for the same period in the prior year. On a dollar basis, selling, general and administrative expenses decreased $0.9 million, or 7.7%, to $11.2 million for the three months ended March 31, 2012 from $12.1 million for the comparable period in 2011. This reduction was primarily due to a decrease in commission and bonus expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Share-Based Compensation. The Company’s results of operations for the three months ended March 31, 2012 and 2011 included $1.8 million and $1.4 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expense and selling, general and administrative expense (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

Provision for Income Taxes. The income tax provision for the three-month period ended March 31, 2012, as a percentage of income before taxes, was 39.1%.  The tax provision for this period includes an out-of-period charge of $491,000 related to the write-offs of deferred tax assets associated with the net operating losses of two previously acquired companies which represented 5.5% of income before taxes. This charge is immaterial for the first quarter of 2012 and immaterial to any applicable prior periods that could have been affected. The income tax provision for the three months ended March 31, 2011, as a percentage of income before taxes, was 32.6%. The tax provision for this period includes $176,000 in benefits from the exercise of incentive stock options treated as disqualifying dispositions for income tax purposes which represented 1.3% of income before taxes.  The tax provision for this period excluded the benefits from the Federal research and development credit which expired on December 31, 2011. The income tax provision for such interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2012 consisted of cash, cash equivalents and short-term investments of $137.3 million and a $5.0 million revolving line of credit from a commercial bank.

The Company generated $8.7 million in cash from operating activities during the three months ended March 31, 2012. Significant cash flows included cash provided by net income of $5.4 million plus additions for non-cash activities of $4.5 million (consisting primarily of $2.7 million in depreciation and amortization and $1.7 million in share-based compensation expense and related tax effects) combined with a $2.7 million decrease in income taxes receivable which was offset in part by a $2.3 million decrease in deferred income on shipments to distributors, a $1.6 million decrease in accounts payable and a $1.0 million increase in accounts receivable.

The Company generated $15.5 million in cash from operating activities during the three months ended March 31, 2011. Significant cash flows included cash provided by net income of $9.1 million plus additions for non-cash activities of $5.5 million (consisting primarily of $3.2 million in depreciation and amortization, $1.0 million in share-based compensation expense and related tax effects and a $0.8 million decrease in deferred income taxes) combined with a $3.0 million decrease in income taxes receivable and a $1.1 million decrease in accounts receivable which were offset in part by a $2.5 million decrease in accounts payable.

The Company used $7.2 million of cash in investing activities during the three months ended March 31, 2012, comprised of $14.4 million in purchases of investments and $1.9 million of purchases of property, plant and equipment, which were offset by $9.1 million in proceeds from the sales of investments.

The Company generated $9.1 million of cash in investing activities during the three months ended March 31, 2011, comprised primarily of $16.3 million in proceeds from the sales of investments, which was offset by $4.7 million in purchases of investments and $2.5 million of purchases of property, plant and equipment.

The Company used $7.4 million of cash in financing activities during the three months ended March 31, 2012 primarily for the repurchases of $6.0 million of the Company’s common stock and $2.5 million for the payment of cash dividends, which were partially offset by $1.1 million in proceeds from employee stock transactions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company used $0.5 million of cash in financing activities during the three months ended March 31, 2011 primarily for the repurchases of $5.8 million of the Company’s common stock, $2.2 million for the payment of cash dividends and $2.1 million in repayments of long-term debt, which were partially offset by $9.3 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $4 million to $8 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On April 26, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on May 23, 2012 to shareholders of record at the close of business on May 9, 2012. This dividend will be recorded in the second quarter of 2012 and is expected to be approximately $2.4 million.

Under the Company’s stock repurchase program, as of March 31, 2012, the Company was authorized to repurchase an additional $17.7 million of its common stock.

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

Contractual Obligations and Commitments

As of March 31, 2012, the Company had the following contractual obligations and commitments (in thousands):

Payments Due By Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Operating leases	$ 1,825	$ 914	$ 815	$ 96	$ -
Open purchase orders	16,065	16,065	-	-	-
Total	$ 17,890	$ 16,979	$ 815	$ 96	$ -

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5 million line of credit available for general working capital needs, a $5 million letter of credit sub-facility and a $2 million foreign exchange sub-facility.  As of March 31, 2012, the Company had no borrowings under the line of credit. The credit facility also included a $15 million term loan facility to finance the repurchase of shares of the Company’s common stock. The Company had borrowed $15 million under the term loan facility, of which $14.3 million had been repaid as of March 31, 2011. The remaining balance of $714,000 was repaid on April 30, 2011, and the term loan facility expired on the same date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of March 31, 2012, the Company had $8.5 million of unrecognized tax benefits. Included in the $8.5 million is $1.9 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $6.6 million liability was included in long-term income taxes payable. The Company does not anticipate a significant change to the $6.6 million long-term uncertain income tax positions within the next 12 months.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2012, the Company held $7.7 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of March 31, 2012. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of March 31, 2012, the Company has recorded a $0.5 million net of tax ($0.8 million pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At March 31, 2012, the Company had no fixed-rate long-term debt subject to interest rate risk.

The Company previously held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The notional amount of the outstanding interest rate swap contract at December 31, 2010 was $1.4 million. The interest rate swap contract matured in April 2011 and was not renewed.  At March 31, 2012, there was no interest rate swap contract outstanding.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

The information included in Note 12 of Notes to Condensed Consolidated Financial Statements under the caption “Litigation and Commitments and Contingencies” in Item 1 of Part I is incorporated herein by reference.

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

Uncertain economic growth and customer demand in the semiconductor industry and increased concentration of electronics procurement and manufacturing may lead to further price erosion and increased advertising costs. If price erosion occurs, it will have the effect of reducing revenue levels and gross margins in future periods. Furthermore, the trend for the Company’s customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry as a whole. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company’s products in the future.

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

The Company has invested in certain auction rate securities that may not be accessible for in excess of 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At March 31, 2012, the Company held $7.7 million in principal of auction rate notes secured by student loans. As of March 31, 2012, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $0.5 million net of tax ($0.8 million pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity.  If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 4 of Notes to Condensed Consolidated Financial Statements.

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

The Company may pursue acquisitions, which involve a number of risks. If the Company is unable to address and resolve these risks successfully, such acquisitions could disrupt its business.  On April 2, 2012, the Company acquired a controlling interest in PhaseLink™, which is discussed further in Note 16 “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. The Company may in the future acquire other businesses, products or technologies to expand its product offerings and capabilities, customer base and business. The Company has evaluated, and expects to continue to evaluate, a wide array of potential strategic transactions. The Company has limited experience making such acquisitions. Any of these transactions could be material to the Company’s financial condition and results of operations. The anticipated benefit of acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where the Company may face acquisition-related risks include:

•      diversion of management time and potential business disruptions;
•      expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;
•      retaining and integrating employees from any businesses that the Company may acquire;
•      issuance of dilutive equity securities or incurrence of debt;
•	integrating various accounting, management, information, human resource and other systems to permit effective management;
•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;
•	difficulties integrating and supporting acquired products or technologies;
•      unexpected capital expenditure requirements;
•      insufficient revenues to offset increased expenses associated with the acquisition;
•      opportunity costs associated with committing capital to such acquisitions; and
•      acquisition-related litigation.

Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. The Company may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operating problems. The Company’s inability to address successfully such risks could disrupt its business, which could have a material adverse effect the Company’s financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2010, the Company’s Board of Directors approved a $15 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15 million to $30 million. In November 2010, the Company’s Board of Directors approved a modification to the termination date of the authorized repurchase plan. The plan would have terminated on December 31, 2010, but was modified to stay in effect until the total authorized aggregate amount of $30 million is expended.  In May 2011, the Company announced that its Board of Directors authorized the repurchase of an additional $30 million of the Company’s common stock to the Board’s 2010 repurchase authorization of $30 million which brought the total available for repurchase to $60 million. The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings.  Repurchases of the Company’s common stock during the first three months of 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
				Maximum Dollar
				Value of Shares
		Average	Total Number of	that May Yet be
	Total Number	Price	Shares Purchased	Purchased Under
	of Shares	Paid per	as Part of a Publicly	the Program
Period	Purchased	Share	Announced Program	(in thousands)

January 2012	215,776	$10.62	2,292,090	$21,402
February 2012	88,719	11.21	994,812	$20,407
March 2012	260,650	10.41	2,713,150	$17,694
	565,145	$10.62	6,000,052

ITEM 6.  EXHIBITS

Exhibit No.	Description
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

  *This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act and are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: May 7, 2012	By /s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)