Form 10-Q
period 2012-06-30
MICREL INC
filed 2012-08-09
CIK 932111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of August 1, 2012 there were 59,478,974 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED

INDEX TO

REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

ITEM 1.	FINANCIAL STATEMENTS

MICREL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,073	$60,610
Short-term investments	83,357	77,265
Accounts receivable, less allowances: 2012, $1,444; 2011, $1,294	31,067	25,385
Inventories	37,704	36,286
Income taxes receivable	—	6,881
Prepaid expenses and other	1,987	2,883
Deferred income taxes	23,161	22,854

Total current assets	213,349	232,164

LONG-TERM INVESTMENTS	6,780	6,857
PROPERTY, PLANT AND EQUIPMENT, NET	60,927	60,884
GOODWILL	6,088	—
INTANGIBLE ASSETS, NET	8,455	—
DEFERRED INCOME TAXES	10,009	8,657
OTHER ASSETS	2,510	1,413

TOTAL	$308,118	$309,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,293	$17,096
Deferred income on shipments to distributors	30,766	30,671
Other current liabilities	9,265	9,329

Total current liabilities	56,324	57,096

LONG-TERM INCOME TAXES PAYABLE	6,471	6,450
LONG-TERM DEFERRED INCOME TAXES	890	—

Total liabilities	63,685	63,546

COMMITMENTS AND CONTINGENCIES (Note 14)

MICREL, INCORPORATED SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2012 -59,808,482 shares; 2011 - 61,038,507 shares	—	206
Accumulated other comprehensive loss	(783)	(887)
Retained earnings	244,235	247,110

Total Micrel, Incorporated shareholders’ equity	243,452	246,429
NONCONTROLLING INTEREST	981	—

Total shareholders’ equity	244,433	246,429

TOTAL	$308,118	$309,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET REVENUES	$63,699	$68,510	$124,850	$136,004
COST OF REVENUES (1)	28,565	28,585	56,540	58,230

GROSS PROFIT	35,134	39,925	68,310	77,774

OPERATING EXPENSES:
Research and development (1)	13,920	12,231	27,244	24,752
Selling, general and administrative (1)	12,179	11,672	23,339	23,763

Total operating expenses	26,099	23,903	50,583	48,515

INCOME FROM OPERATIONS	9,035	16,022	17,727	29,259
OTHER INCOME (EXPENSE):
Interest income	187	177	388	367
Interest expense	(42)	(2)	(47)	(18)
Other income (expense), net	(123)	36	(123)	75

Total other income, net	22	211	218	424

INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	9,057	16,233	17,945	29,683
PROVISION FOR INCOME TAXES	3,026	5,512	6,498	9,897

NET INCOME	6,031	10,721	11,447	19,786
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4)	—	(4)	—

NET INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$6,027	$10,721	$11,443	$19,786

NET INCOME PER SHARE ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS:
Basic	$0.10	$0.17	$0.19	$0.32

Diluted	$0.10	$0.17	$0.19	$0.31

CASH DIVIDENDS DECLARED PER SHARE	$0.040	$0.035	$0.080	$0.070

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	60,217	62,167	60,533	62,007

Diluted	60,837	63,027	61,219	63,057

(1) Share-based compensation expense included in:

Cost of revenues	$282	$284	$566	$526
Research and development	812	525	1,557	1,051
Selling, general and administrative	815	503	1,568	1,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$6,031	$10,721	$11,447	$19,786
Other comprehensive income:
Unrealized gains on investments	109	590	169	651
Income tax expense related to unrealized gains on investments	42	231	65	255

Other comprehensive income, net of tax	67	359	104	396

COMPREHENSIVE INCOME	6,098	11,080	11,551	20,182
Less: comprehensive income attributable to the noncontrolling interest	(4)	—	(4)	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$6,094	$11,080	$11,547	$20,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,447	$19,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,050	6,295
Share-based compensation expense	3,691	2,685
Excess tax benefits from stock-based awards	(40)	(463)
Loss on disposal of assets	1	—
Deferred income tax provision	(1,737)	2,067
Changes in operating assets and liabilities:
Accounts receivable	(4,563)	(2,911)
Inventories	(95)	(1,548)
Income taxes receivable	6,912	5,057
Prepaid expenses and other assets	(8)	479
Accounts payable	(1,125)	(4,460)
Income taxes payable	553	759
Other current liabilities	(933)	673
Deferred income on shipments to distributors	95	(913)

Net cash provided by operating activities	20,248	27,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PhaseLink’s net assets, net of cash acquired	(16,439)	—
Purchases of property, plant and equipment	(4,085)	(4,818)
Purchases of investments	(30,596)	(23,939)
Proceeds from sale and maturities of investments	24,818	27,045

Net cash provided by (used in) investing activities	(26,302)	(1,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(282)	(2,857)
Proceeds from the issuance of common stock	1,473	10,858
Repurchases of common stock	(14,694)	(7,228)
Payment of cash dividends	(4,905)	(4,350)
Purchase of stock for withholding taxes on vested restricted stock	(115)	—
Excess tax benefits from stock-based awards	40	463

Net cash used in financing activities	(18,483)	(3,114)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,537)	22,680
CASH AND CASH EQUIVALENTS - Beginning of period	60,610	74,738

CASH AND CASH EQUIVALENTS - End of period	$36,073	$97,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned and majority-owned subsidiaries (together “Micrel” or the “Company”) as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and those included in this Form 10-Q below.

Net Income Per Common and Equivalent Share - Basic net income per share is computed by dividing net income attributable to Micrel, Incorporated shareholders by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method. Reconciliation of weighted-average shares used in computing net income per share attributable to Micrel, Incorporated shareholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	60,217	62,167	60,533	62,007
Dilutive effect of stock options outstanding using the treasury stock method	620	860	686	1,050

Shares used in computing diluted net income per share attributable to Micrel, Incorporated shareholders	60,837	63,027	61,219	63,057

For the three and six months ended June 30, 2012, 5.5 million stock options and 5.3 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2011, 3.6 million stock options and 2.9 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

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

3. ACQUISITION

On March 15, 2012, the Company signed a definite agreement to acquire a controlling interest in PhaseLinkTM Company Limited (“PhaseLink”), a private company based in Taiwan and in San Jose, California. The acquisition was completed on April 2, 2012. The Company acquired approximately 95% of the outstanding shares of PhaseLink for $19.7 million in cash ($16.4 million net of cash acquired). The objective of the acquisition is to complement Micrel’s high performance clock generation, distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. In addition, the Company expects the acquisition to enhance its technology portfolio and further expand its research and development capabilities. The Company has included the financial results of PhaseLink in its condensed consolidated financial statements beginning on the acquisition date. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered immaterial.

Recognized amounts of identifiable assets acquired and liabilities assumed

The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. For the three months ended June 30, 2012, acquisition costs of $82,000 were expensed as incurred. The Company’s allocation of the total purchase price is summarized below (in thousands):

Cash and cash equivalents	$3,255
Accounts receivable	1,119
Inventories	1,320
Other assets	273
Property, plant and equipment	1,734
Developed technology	4,400
Customer relationships	3,000
Trademarks	510
Non-competition agreements	410
In-process research and development	410
Goodwill	6,088
Short-term debt	(282)
Other liabilities	(1,566)
Noncontrolling interest	(977)

Total purchase consideration	$19,694

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Identifiable intangible assets

Fair values for the acquired developed technology, customer relationships, trademarks and non-competition agreements and in-process research and development (“IPR&D”) were determined based on various methods including excess earnings method, relief from royalty method and with-or-without method. The values of the developed technology and customer relationships will be amortized over an estimated useful life of 10 years. The non-competition agreements will be amortized over a two-year period. The values of trademarks will be amortized over two to five years.

The fair value of the acquired IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. As it was determined that the underlying projects had not reached technological feasibility at the date of acquisition, the amounts allocated to IPR&D will not be expensed until completion of the related projects. Upon the completion of development for each project, the acquired IPR&D will be amortized over its useful life.

The following table summarizes the identifiable intangible assets acquired as part of the acquisition (in thousands):

	Fair Value as of Acquisition Date April 2, 2012	Accumulated Amortization as of June 30, 2012	Net Carrying Amount as of June 30, 2012
Developed technology	$4,400	$(110)	$4,290
Customer relationships	3,000	(75)	2,925
Trademarks	510	(38)	472
Non-competition agreements	410	(52)	358
In-process research and development	410	—	410

Total	$8,730	$(275)	$8,455

Goodwill

Goodwill represents the excess of the estimated acquisition consideration over the fair value of the underlying net tangible and intangible assets. The Company’s primary reasons for the PhaseLink acquisition were to complement Micrel’s high performance clock generation, distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. The Company also expects the acquisition to reduce the time to develop new technologies and to provide more complete solutions for communications, consumer and industrial markets. The acquisition also enhanced the Company’s engineering resources through the addition of PhaseLink’s research and development team. These significant factors were the basis for the recognition of goodwill. The goodwill is not expected to be deductible for tax purposes.

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

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$282	$284	$566	$526
Research and development	812	525	1,557	1,051
Selling, general and administrative	815	503	1,568	1,108

Pre-tax share-based compensation expense	1,909	1,312	3,691	2,685
Less income tax effect	(679)	(449)	(1,305)	(992)

Net share-based compensation expense	$1,230	$863	$2,386	$1,693

During the three months ended June 30, 2012 and 2011, the Company granted 645,400 and 749,471 stock options, respectively, at weighted average fair values of $2.92 and $4.65 per share, respectively. For the six months ended June 30, 2012 and 2011, the Company granted 783,820 and 1,802,371 stock options, respectively, at weighted average fair values of $2.95 and $5.37 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected term (years)	5.8	5.6	5.8	5.7
Stock volatility	35.9%	39.8%	36.2%	40.1%
Risk free interest rates	0.9%	2.0%	1.1%	2.2%
Dividends during expected terms	1.7%	1.3%	1.6%	1.2%

As of June 30, 2012, there was $17.0 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 4.4 years. Total share-based compensation capitalized as part of inventory as of June 30, 2012 and December 31, 2011 was $177,000 and $174,000, respectively.

The Company also grants Restricted Stock Units (“RSU”s) to its employees. In the three months ended June 30, 2012 and 2011, the Company granted 211,086 and 67,153 RSUs, respectively, at weighted average fair values of $9.73 and $10.91, respectively. During the six months ended June 30, 2012 and 2011, the Company granted 256,086 and 162,153 RSUs, respectively, at weighted average fair values of $9.76 and $11.85, respectively.

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.

5. INVESTMENTS

Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company’s intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of June 30, 2012 primarily consisted of corporate debt instruments, certificate of deposits and liquid municipals and were classified as available-for-sale securities. Long-term investments as of June 30, 2012 consisted of auction rate notes secured by student loans and were classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. A summary of the Company’s short-term investments at June 30, 2012 and December 31, 2011 is as follows (in thousands):

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	As of June 30, 2012				As of December 31, 2011
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Municipal Securities	$13,123	—	$(76)	$13,047	$11,413	—	$(115)	$11,298
Corporate Debt Securities	33,418	—	(206)	33,212	33,723	—	(327)	33,396
Commercial Paper	9,468	—	(7)	9,461	4,991	—	(2)	4,989
U.S. Agencies	4,523	—	(21)	4,502	4,528	—	(17)	4,511
Certificates of Deposits	23,135	—	—	23,135	23,071	—	—	23,071

Total	$83,667	$—	$(310)	$83,357	$77,726	$—	$(461)	$77,265

As of June 30, 2012, $52.9 million of the Company’s short-term investments were in an unrealized loss position. The Company recorded a $0.2 million net of tax ($0.3 million pre-tax) for temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity.

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

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial assets measured at fair value on a recurring basis as of June 30, 2012 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds	$24,441	—	—	$24,441
Certificates of Deposits	23,135	—	—	23,135
Corporate Debt Securities	—	33,212	—	33,212
Commercial Paper	—	9,461	—	9,461
Municipal Securities	—	13,047	—	13,047
U.S. Agencies	—	4,502	—	4,502
Auction rate notes	—	—	6,780	6,780

Total	$47,576	$60,222	$6,780	$114,578

Financial assets measured at fair value on a recurring basis as of December 31, 2011 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds	$55,912	—	—	$55,912
Certificates of Deposits	23,071	—	—	23,071
Corporate Debt Securities	—	33,396	—	33,396
Commercial Paper	—	4,990	—	4,990
Municipal Securities	—	11,297	—	11,297
U.S. Agencies	—	4,511	—	4,511
Auction rate notes	—	—	6,857	6,857

Total	$78,983	$54,194	$6,857	$140,034

As of June 30, 2012, the Company had $7.7 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of June 30, 2012. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 20 to 35 years. As a result, the Company has classified all auction rate notes as long-term investments as of June 30, 2012 and December 31, 2011. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of June 30, 2012 and December 31, 2011, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of June 30, 2012 and December 31, 2011. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes. Based on this assessment of fair value, as of June 30, 2012, the Company determined there was a cumulative decline in the fair value of its auction rate notes and recorded a $0.6 million net of tax ($0.9 million pre-tax) temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity.

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the six months ended June 30, 2012, the changes in the Company’s Level 3 securities (consisting of auction rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2011	$6,857
Transfers in and/or out of Level 3	—
Total gains, before tax	23
Settlements	(100)

Ending balance, June 30, 2012	$6,780

6. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Finished goods	$8,522	$11,824
Work in process	27,855	22,863
Raw materials	1,327	1,599

Total inventories	$37,704	$36,286

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Manufacturing equipment	$174,041	$170,304
Land	8,101	8,101
Buildings and improvements	53,790	53,539
Office furniture and research equipment	19,663	17,834

	255,595	249,778
Accumulated depreciation	(194,668)	(188,894)

Total property, plant and equipment, net	$60,927	$60,884

Depreciation expense for the three and six months ended June 30, 2012 was $3.1 million and $5.8 million, respectively.

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. GOODWILL AND INTANGIBLE ASSESTS

Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. On April 2, 2012, the Company acquired PhaseLink and recorded approximately $6.1 million of goodwill as the purchase price exceeded the fair value allocated to net tangible assets and identifiable intangible assets. The goodwill will be reviewed annually on October 1st or whenever events or circumstances occur which indicate that goodwill might be impaired.

The Company’s annual goodwill impairment assessment will include first performing a qualitative assessment. As part of this assessment, the Company will consider the trading value of the Company’s stock and the implied value of the Company as compared to the Company’s net assets as well as the valuation of PhaseLink and will determine whether it is not more likely than not that the fair value is less than the carrying values of the Company’s reporting unit before proceeding to the Step 1 of the goodwill impairment test. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The first step requires a comparison of the fair value of the Company’s reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment.

The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company makes estimates and judgments about future revenues and cash flows. The Company’s forecasts will be based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of the followings balances at June 30, 2012 (in thousands).

	Carrying Amount as of March 31, 2012	Additions at Cost April 2, 2012	Carrying Amount as of June 30, 2012	Accumulated Amortization as of June 30, 2012	Net Carrying Amount as of June 30, 2012
Developed technology	$—	$4,400	$4,400	$(110)	$4,290
Customer relationships	—	3,000	3,000	(75)	2,925
Trademarks	—	510	510	(38)	472
Non-competition agreements	—	410	410	(52)	358
In-process research and development	—	410	410	—	410

	$—	$8,730	$8,730	$(275)	$8,455

The above intangible assets continue to be amortized over their estimated useful lives of 2 to 10 years using the straight-line method. Total intangible amortization expense for the three-month periods ended June 30, 2012 was $275,000.

The estimated future amortization expense of intangible assets as of June 30, 2012 was as follows (in thousands):

Year Ending December 31,
2012 (remaining six months)	$549
2013	1,098
2014	881
2015	808
2016	808
Thereafter	4,311

$8,455

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued compensation	$4,195	$4,997
Accrued commissions	2,321	1,964
Accrued workers compensation and health insurance	981	987
All other current accrued liabilities	1,768	1,381

Total other current liabilities	$9,265	$9,329

10. BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. On April 22, 2011, the expiration date of the line of credit was extended from April 30, 2011 to April 30, 2013. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. As of June 30, 2012, the Company had no borrowings under the line of credit. The agreement includes certain restrictive covenants and, as of June 30, 2012, the Company was in compliance with such covenants.

The credit facility also included a $15.0 million term loan facility to finance the repurchase of shares of the Company’s common stock. In May 2009, the Company borrowed $15.0 million under the term loan. Interest under the term loan facility was payable at a rate equal to floating one-month LIBOR plus 2.25%. Borrowings were payable over 21 equal monthly installments, which commenced on August 31, 2009. The final payment was made on April 30, 2011.

Through the PhaseLink acquisition, the Company acquired two term loans totaling $282,000 with a local bank in Taiwan. The Company paid off the acquired bank loans in full in June 2012.

11. DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into an interest rate swap contract (the “Swap”) back in 2009 to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The Swap was considered a cash flow hedge. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap matured in April 2011 and was not renewed. As of June 30, 2012, there was no Swap outstanding.

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

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. The Company reports cash flows from derivative instruments in cash flows from operating activities. As of June 30, 2012, there was no notional amount of the outstanding Swap. The effect of derivative instruments on the Statement of Operations for the three and six months ended June 30, 2012 and 2011 was not material.

12. SIGNIFICANT CUSTOMERS

During the six months ended June 30, 2012, two worldwide distributors and one OEM accounted for $31.5 million (25%), $20.8 million (17%) and $13.3 million (11%) of net revenues, respectively. During the six months ended June 30, 2011, two worldwide distributors, accounted for $28.7 million (21%) and $24.0 million (18%) of net revenues, respectively.

At June 30, 2012, two worldwide distributors accounted for 30%, and 13%, respectively, of total accounts receivable. At December 31, 2011, two world-wide distributors and an Asian based distributor accounted for 23%, 10% and 11%, respectively, of total accounts receivable.

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

Net Revenues by Segment	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2012	2011	2012	2011
Net Revenues:
Standard Products	$61,204	$65,808	$120,003	$131,379
Other Products	2,495	2,702	4,847	4,625

Total net revenues	$63,699	$68,510	$124,850	$136,004

As a Percentage of Total Net Revenues:
Standard Products	96%	96%	96%	97%
Other Products	4	4	4	3

Total net revenues	100%	100%	100%	100%

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. LITIGATION AND COMMITMENTS AND CONTINGENCIES

On November 1, 2008, Nadatel Co., Ltd. (“Nadatel”), a video surveillance equipment supplier based in Seoul Korea, filed a complaint against the Company for product liability and tort-based damages with the Seoul Central District Court in Seoul, Korea. In 2006 and 2007, Nadatel purchased approximately 17,000 of the Company’s low-dropout voltage regulators for use in its closed circuit television digital video recorder application for security systems. Nadatel claimed that the parts failed in the field, resulting in malfunction of its application, recall of the application and replacement of circuit boards incorporating the Company’s part. The Company settled this claim in June 2012 pursuant to a court-mediated agreement without admitting to liability or product defects. Despite the Company’s assessment that the claims asserted by Nadatel are untrue, it settled this protracted litigation in order to avoid further legal expense and distraction. The settlement amount of approximately $200,000 was recorded as a component of selling, general and administrative expenses for the three and six months ended June 30, 2012.

Additional claims have been filed by or have arisen against the Company in its normal course of business. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, pending lawsuits, as well as potential future litigation with other companies, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. However, the Company believes that the ultimate resolution of outstanding claims and lawsuits will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

15. SHARE REPURCHASE PROGRAM

In February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved an extension of the termination of the authorized repurchase plan from December 31, 2010 to the date on which the total authorized aggregate amount is expended. In May 2011, the Company’s Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock. The shares authorized for purchase under the new plan are in addition to the shares that may yet be purchased under the 2010 plan, which increased the total available for repurchase, as of June 30, 2012, to $9.0 million. On July 26, 2012, the Company announced that its Board of Directors has authorized the repurchase of an additional $30.0 million of the Company’s common stock. This new authorization increased the total available for repurchase to $39.0 million.

Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account. Repurchased amounts are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock option plans and ESPP. During the six months ended June 30, 2012, the Company repurchased 1,437,445 shares of its common stock for an aggregate price of $14.7 million.

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. INCOME TAXES

The income tax provision for the three and six months ended June 30, 2012, as a percentage of income before taxes, was 33.4% and 36.2%, respectively. The tax provision for the six months ended June 30, 2012 included an out-of-period charge of $491,000 related to the write-offs of deferred tax assets associated with the net operating losses of two previously acquired companies. This charge is immaterial for the three and six months ended June 30, 2012 and immaterial to any applicable prior periods that could have been affected. For the three months ended June 30, 2012, the Company also recognized $176,000 of previously unrecognized tax benefits due to settlements with the tax authorities. Additionally, the tax provision for this period excluded any benefits from the federal research and development credit which expired on December 31, 2011 and has not been reinstated as of June 30, 2012. The income tax provision for the three and six months ended June 30, 2011, as a percentage of income before taxes, was 34.0% and 33.3%, respectively.

As of June 30, 2012, the gross liability for uncertain tax positions was $11.9 million (including interest and penalties) and the net liability, reduced for the federal effects of potential state tax exposures, was $8.6 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $8.6 million would favorably affect the Company’s tax provision in such future periods. Included in the $8.6 million is $2.1 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $6.5 million liability was included in long-term income taxes payable. The Company does not anticipate a significant change to the $6.5 million long-term uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of June 30, 2012 and December 31, 2011, the Company had $656,000 and $655,000, respectively, accrued for interest and none accrued for penalties in both periods. These accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2008 and forward. Significant state tax jurisdictions include California, Massachusetts and Texas, and generally, the Company is subject to routine examination for years 2005 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2004 and forward in various immaterial foreign tax jurisdictions in which it operates.

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $23.1 million and net long-term deferred tax assets of $9.1 million as of June 30, 2012. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for net operating losses generated in China. Should the Company determine that future realization of these tax benefits is not likely, additional valuation allowance would be established which would increase the Company’s tax provision in the period of such determination.

MICREL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. DIVIDENDS

On April 26, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per share outstanding share of common stock. The aggregate payment of $2.5 million was made on May 23, 2012 to shareholders of record as of May 9, 2012.

18. SUBSEQUENT EVENTS

On July 26, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on August 24, 2012 to shareholders of record at the close of business on August 10, 2012. This dividend will be recorded in the third quarter of 2012 and is expected to be approximately $2.4 million.

On July 26, 2012, the Company announced that its Board of Directors has authorized the repurchase of an additional $30.0 million of the Company’s common stock. This new authorization increased the total available for repurchase under the Company’s repurchase plans to an aggregate of $39.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short-term and long-term cash requirements and the sources of funds to meet such requirements; effect of changes in market interest rates on investments; the Company’s ability to recover the cost basis on its investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the impact of changes in laws and regulations; the future realization of tax benefits; the amount of future taxable income levels and the resolution of uncertain tax positions; and share-based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “believe,” “estimate,” “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “intend,” “objective,” “plan,” “expect,” “likely,” “potential,” “possible” or “anticipate” or the negative of these terms or other comparable terminology. All forward-looking statements included in this report are based on information available to the Company on the date of this report, and, except as required by law, the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties, including those risks discussed under “Risks Factors” and elsewhere in this report, which could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Form 10-K for the year ended December 31, 2011.

Micrel designs, develops, manufactures and markets a range of high-performance analog power integrated circuits (“ICs”), mixed-signal ICs and digital ICs. The Company currently ships approximately 3,000 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers that produce electronic systems for communications, consumer and military applications.

The Company’s high performance power management analog products are characterized by high power density and small form factor. The demand for high performance power management circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets, tablet devices and notebook computers. The Company also has an extensive power management offering for the networking and communications infrastructure markets including cloud and enterprise servers, network switches and routers, storage area networks and wireless base stations. In addition, the Company offers products that serve the solid state drive market and is seeing strength in the emergence of solid state drives and analog switches, including USB switches.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s high bandwidth communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high speed Physical Media Devices (“PMD”) products. With form factor, size reductions, and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges. On April 2, 2012, the Company acquired a controlling interest of approximately 95% in PhaseLink, a private company based in Taiwan and in San Jose, California. The objective of the acquisition is to complement Micrel’s high performance clock generation and distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. PhaseLink provides high performance integrated timing solutions to system and oscillator manufacturers. The Company’s condensed consolidated financial statements include the operating results of PhaseLink from the date of acquisition. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered immaterial.

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

The following table presents the Company’s revenues by product line, as a percentage of total net revenues, for the periods presented.

Net Revenues by Product Line	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
As a Percentage of Total Net Revenues
Analog	57%	60%	59%	61%
High bandwidth	22	17	19	18
Ethernet	17	19	18	18

Total standard products	96	96	96	97
Foundry, custom and other	4	4	4	3

	100%	100%	100%	100%

The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues, for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Revenues by End Market	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
As a Percentage of Total Net Revenues
Industrial	43%	40%	42%	42%
High-speed communications	33	32	32	31
Computer	10	13	10	13
Wireless handsets	12	12	14	11
Military and other	2	3	2	3

Total net revenues	100%	100%	100%	100%

To enhance the readers’ understanding of the Company’s performance, the following is a chronological overview of the Company’s results for the quarterly periods from January 1, 2011 through June 30, 2012.

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

For the year ended December 31, 2011, revenues decreased 12.9% to $259.0 from $297.4 million for the year ended December 31, 2010. This decrease was due to lower customer demand across most of the Company’s geographies and end markets, which resulted from global macro-economic conditions. Gross margin for 2011 decreased to 55.3% from 56.8% for 2010. This decrease was primarily due to a shift in mix to lower margin consumer-oriented products and lower factory utilization. Operating margin for 2011 was 18.1% which decreased from the record level of 25.2% in 2010. Net income was $34.0 million, or $0.55 per diluted share, compared with $50.7 million, or $0.81 per diluted share, in 2010. At December 31, 2011, cash, cash equivalents and short term investments were $137.9 million, an increase of $28.6 million from $109.2 million in 2010. The Company generated $50.1 million in cash flows from operations in 2011. In addition, in 2011 the Company repurchased $20.3 million of its common stock, and paid $9.4 million in dividends to shareholders.

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

Revenues of $63.7 million in the second quarter of 2012 increased 4.2% from $61.2 million in the first quarter of 2012. The increase primarily resulted from stronger sales of the Company’s timing and communications products, including contributions from the acquisition of PhaseLink. This growth was in part offset by weaker than expected demand from the Company’s sell-through distributors primarily in Europe. The book-to-bill ratio in the second quarter of 2012 was above one. Second quarter 2012 gross margin increased to 55.2% as compared to 54.3% in the first quarter of 2012. The increase was principally due to a richer mix of higher-margin products and improved factory utilization. Net income attributable to Micrel, Incorporated shareholders for the second quarter of 2012 was $6.0 million, or $0.10 per basic and diluted share, as compared to net income of $5.4 million, or $0.09 per basic and diluted share, for the first quarter of 2012, and net income of $10.7 million, or $0.17 per basic and diluted share, for the second quarter of 2011. During the second quarter of 2012, cash flows from operations were $11.5 million. Cash and short term investments were $119.4 million at June 30, 2012 as compared to $137.3 million at March 31, 2012 which reflects a cash payment of $16.4 million (net of acquired cash) made on April 2, 2012 related to the PhaseLink acquisition. During the second quarter of 2012, the Company repurchased $8.7 million of its common stock. In addition, the Company maintained and paid its quarterly $0.04 per share cash dividend totaling approximately $2.5 million in the second quarter of 2012.

The Company derives a substantial portion of its net revenues from standard products. For both the three and six months ended June 30, 2012, the Company’s standard products sales accounted for 96% of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part II Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors”. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of June 30, 2012, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for net operating losses generated in China. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	44.8	41.7	45.3	42.8

Gross profit	55.2	58.3	54.7	57.2

Operating expenses:
Research and development	21.9	17.9	21.8	18.2
Selling, general and administrative	19.1	17.0	18.7	17.5

Total operating expenses	41.0	34.9	40.5	35.7

Income from operations	14.2	23.4	14.2	21.5
Other income (expense):
Interest income	0.3	0.3	0.3	0.3
Interest expense	(0.1)	—	—	—
Other income (expense), net	(0.2)	—	(0.1)	—

Total other income, net	—	0.3	0.2	0.3

Income before income taxes and noncontrolling interest	14.2	23.7	14.4	21.8
Provision for income taxes	4.7	8.1	5.2	7.3

Net income	9.5	15.6	9.2	14.5
Less: net income attributable to noncontrolling interest	—	—	—	—

Net income attributable to Micrel, Incorporated shareholders	9.5%	15.6%	9.2%	14.5%

Net Revenues. For the three months ended June 30, 2012, net revenues decreased 7% to $63.7 million from $68.5 million for the same period in the prior year. For the six months ended June 30, 2012, net revenues decreased 8% to $124.9 million from $136.0 million for the same period in the prior year. The decreases were principally due to decreased revenues from the Company’s standard products. For the three months ended June 30, 2012, standard products revenues decreased 7% to $61.2 million from $65.8 million for the same period in the prior year primarily as a result of lower demand in the Company’s products serving the computer and wireless handsets markets which was partially offset by added revenues from the recent acquisition of PhaseLink. For the six months ended June 30, 2012, standard products revenues decreased 9% to $120.0 million from $131.4 million for the same period in the prior year. The decrease was principally due to reduced product demand across the Company’s geographies and end markets resulting from continued overall weakness in the global economy, which was partially offset by increased shipment of products in wireless handsets market during the first quarter of 2012 and added revenues from the PhaseLink acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three months ended June 30, 2012, other products revenues, which consist primarily of custom and foundry products revenues, decreased slightly to $2.5 million from $2.7 million for the same period in the prior year. For the six months ended June 30, 2012, other products revenues increased slightly to $4.8 million from $4.6 million for the same period in the prior year.

Customer demand for semiconductors can change quickly and unexpectedly. Historically, the Company’s revenue levels have been highly dependent on the amount of new orders for products to be delivered to the customer within the same quarter. Within the semiconductor industry, orders that are booked and shipped within the same quarter are called “turns fill” orders. When the turns fill level exceeds approximately 35% of quarterly revenues, it can be very difficult to predict near term revenues and income. The resulting lack of visibility into demand also makes it difficult to match product build with future demand as the Company’s lead times to build its products may be substantially longer than order lead times.

As noted in Part II, Item 1A “Risk Factors” and above in the overview section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

International sales represented 71% and 72% of net revenues for the three and six months ended June 30, 2012, respectively, as compared to 74% and 73% of net revenues for the three and six months ended June 30, 2011, respectively. Sales to customers in Asia represented 59% of net revenues for both the three and six months ended June 30, 2012, as compared to 59% and 58% of net revenues for the three and six months ended June 30, 2011, respectively. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers as Asian-based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for U.S.-based companies to differentiate themselves in any meaningful manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company’s gross margin decreased to 55.2% for the three months ended June 30, 2012 from 58.3% for the comparable period in 2011. For the six months ended June 30, 2012, the Company’s gross margin decreased to 54.7% from 57.2% for the comparable period in 2011. These decreases were primarily due to decreased average selling prices in general, lower factory capacity utilization and increased proportion of lower margin products shipped to the wireless handsets market as compared to the same period in 2011.

Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 21.9% for the three months ended June 30, 2012 as compared to 17.9% for the three months ended June 30, 2011. On a dollar basis, research and development expenses increased $1.7 million, or 13.8%, to $13.9 million for the three months ended June 30, 2012 from $12.2 million for the comparable period in 2011. For the six months ended June 30, 2012 and 2011, research and development expenses as a percentage of net revenues represented 21.8% and 18.2%, respectively. On a dollar basis, research and development expenses increased $2.5 million, or 10%, to $27.2 million for the six months ended June 30, 2012 from $24.8 million for the comparable period in 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These increases were primarily due to increased consulting services and mask expenses for research and development activities as well as added headcount from the acquisition of PhaseLink. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 19.1% for the three months ended June 30, 2012 and 17.0% for the three months ended June 30, 2011. On a dollar basis, selling, general and administrative expenses increased $507,000, or 4%, to $12.2 million for the three months ended June 30, 2012 from $11.7 million for the comparable period in 2011. This increase was primarily due to added headcount expenses from the acquisition of PhaseLink and related amortization expenses of acquired intangible assets, increased spending on product and corporate marketing activities, and a legal settlement accrual, which were partially offset by decreased profit sharing accruals and selling expenses.

For the six months ended June 30, 2012 and 2011, selling, general and administrative expenses as a percentage of net revenues represented 18.7% and 17.5%, respectively. On a dollar basis, selling, general and administrative expenses decreased $424,000, or 2%, to $23.3 million for the six months ended June 30, 2012 from $23.8 million for the comparable period in 2011. The slight reduction was primarily due to decreased profit sharing accruals and a reduction of selling expenses, which were offset in part by increased expenses for product and marketing activities, a legal settlement accrual, and added expenses from the PhaseLink acquisition, including the headcount expenses, related acquisition costs and amortization expenses of acquired intangible assets.

Share-Based Compensation. The Company’s results of operations for the three month periods ended June 30, 2012 and 2011 included $1.9 million and $1.3 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the six month periods ended June 30, 2012 and 2011, the Company’s results of operations included $3.7 million and $2.7 million, respectively, of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expenses and selling, general and administrative expenses (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income or expense related primarily to foreign currency translation gain or loss, offset by interest expense incurred.

Provision for Income Taxes. The income tax provision for the three and six months ended June 30, 2012, as a percentage of income before taxes, was 33.4% and 36.2%, respectively. The income tax provision for the three and six months ended June 30, 2011, as a percentage of income before taxes, was 34.0% and 33.3%, respectively. The tax provision for the six months ended June 30, 2012 included an out-of-period charge of $491,000 related to the write-offs of deferred tax assets associated with the net operating losses of two previously acquired companies. This charge is immaterial for the three and six months ended June 30, 2012 and immaterial to any applicable prior periods that could have been affected. For the three months ended June 30, 2012, the Company recognized $176,000 of previously unrecognized tax benefits due to settlements with the tax authorities. In addition, the tax provision for this period excluded the benefits from the federal research and development credit which expired on December 31, 2011. The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2012 consisted of cash, cash equivalents and short-term investments of $119.4 million and a $5.0 million revolving line of credit from a commercial bank.

The Company generated $20.2 million in cash from operating activities during the six months ended June 30, 2012. Significant cash flows included cash provided by net income of $11.4 million plus additions for non-cash activities of $8.0 million (consisting primarily of $6.1 million in depreciation and amortization and $3.7 million in share-based compensation expense and related tax effects, partially offset by a $1.7 million increase in deferred income taxes) combined with a $6.9 million decrease in income taxes receivable which was offset in part by a $4.6 million increase in accounts receivable, a $1.1 million decrease in accounts payable and a $0.9 million decrease in other current liabilities.

During the six months ended June 30, 2011, the Company generated $27.5 million in cash from operating activities. Significant cash flows included cash provided by net income of $19.8 million plus additions for non-cash activities of $10.6 million (consisting primarily of $6.3 million in depreciation and amortization, $2.2 million in share-based compensation expense and related tax effects and $2.1 million increase in deferred tax assets) combined with a $5.1 million decrease in income taxes receivable, which were offset in part by a $4.5 million decrease in accounts payable combined with a $2.9 million increase in accounts receivable and a $1.5 million increase in inventory.

The Company used $26.3 million of cash in investing activities during the six months ended June 30, 2012, comprised of $30.6 million in purchases of investments, $16.4 million in the acquisition of PhaseLink and $4.1 million in purchases of property, plant and equipment, which were offset by $24.8 million in proceeds from the sales and maturities of investments.

During the six months ended June 30, 2011, the Company used $1.7 million of cash in investing activities that comprised primarily of $23.9 million in purchases of investments and $4.8 million of purchases of property, plant and equipment, which was partially offset by $27.0 million in proceeds from the sales of investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company used $18.5 million of cash in financing activities during the six months ended June 30, 2012 primarily for the repurchases of $14.7 million of its common stock and $4.9 million for the payment of cash dividends, which were partially offset by $1.5 million in proceeds from employee stock transactions.

During the six months ended June 30, 2011, the Company used $3.1 million of cash in financing activities primarily for the repurchase of $7.2 million of its common stock, $4.4 million for the payment of cash dividends and $2.9 million in repayments of long-term debt, which were partially offset by $10.9 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $4 million to $8 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On July 26, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on August 24, 2012 to shareholders of record at the close of business on August 10, 2012. This dividend will be recorded in the third quarter of 2012 and is expected to be approximately $2.4 million.

Under the Company’s stock repurchase program, as of June 30, 2012, the Company was authorized to repurchase an additional $9.0 million of its common stock. On July 26, 2012, the Company announced that its Board of Directors has authorized the repurchase of an additional $30.0 million of the Company’s common stock. This new authorization brings the total available for repurchase to $39.0 million.

The Company believes that its cash from operations, existing cash balances, short-term investments and its credit facility will be sufficient to meet its cash requirements for at least the next twelve months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Commitments

As of June 30, 2012, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,572	$830	$676	$66	$—
Open purchase orders	17,472	17,472	—	—	—

Total	$19,044	$18,302	$676	$66	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. As of June 30, 2012, the Company had no borrowings under the line of credit.

As of June 30, 2012, the Company had $8.6 million of unrecognized tax benefits. Included in the $8.6 million is $2.1 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $6.5 million liability was included in long-term income taxes payable. The Company does not anticipate a significant change to the $6.5 million long-term uncertain income tax positions within the next 12 months.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2012, the Company held $7.7 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of June 30, 2012. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of June 30, 2012, the Company has recorded a $0.6 million net of tax ($0.9 million pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.

At June 30, 2012, the Company had no fixed-rate long-term debt subject to interest rate risk. There was no interest rate swap contract outstanding at June 30, 2012.

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

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

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

Uncertain economic growth and customer demand in the semiconductor industry and increased concentration of electronics procurement and manufacturing may lead to further price erosion and increased advertising costs. If price erosion continues to occur, it will have the effect of reducing revenue levels and gross margins in future periods. Furthermore, the trend for the Company’s customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry as a whole. Asian based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company’s products in the future.

Many semiconductor companies, including the Company, face risks associated with a dependence upon third parties that manufacture, assemble, package or supply raw materials for certain of its products. These risks include reduced control over delivery schedules and quality; inadequate manufacturing yields and excessive costs; the potential lack of adequate capacity during periods of excess demand; difficulties selecting and integrating new subcontractors; potential increases in prices; disruption in supply due to civil unrest, terrorism, natural disasters or other events which may occur in the countries in which the subcontractors or suppliers operate; and potential misappropriation of the Company’s intellectual property. The occurrence of any of these events may lead to increased costs or delay delivery of the Company’s products, which would harm its profitability and customer relationships. Furthermore, a major disruption to any part of the Company’s customers’ supply chains could decrease their output and subsequently result in lower demand for the Company’s products.

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

Because the standard products market for ICs is diverse and highly fragmented, the Company encounters different competitors in various market areas. Many of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company may not be able to compete successfully in either the standard products or custom and foundry products businesses in the future and competitive pressures may adversely affect the Company’s financial condition, results of operations or cash flows.

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

Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Claims alleging infringement of intellectual property rights have been asserted against the Company in the past and could be asserted against the Company in the future. These claims could result in the Company having to discontinue the use of certain processes or designs; cease the manufacturing, use and sale of infringing products; incur significant litigation costs and damages; attempt to obtain a license to the relevant intellectual property and develop non-infringing technology. The Company may not be able to obtain or renew such licenses on acceptable terms or to develop non-infringing technology. Existing claims or other assertions or claims for indemnity resulting from infringement claims could adversely affect the Company’s business, financial condition, results of operations or cash flows. In addition, the Company relies on third parties for certain technology that is integrated into some of its products. If the Company is unable to continue to use or license third-party technologies in its products on acceptable terms, or the technology fails to operate, the Company may not be able to secure alternative technologies in a timely manner and its business would be harmed.

The significant investment in semiconductor manufacturing capacity and the rapid growth of circuit design centers in China may present a competitive threat to established semiconductor companies due to the current low cost of labor and capital in China. The emergence of low cost competitors in China could reduce the revenues and profitability of established semiconductor manufacturers.

There is intense competition for qualified personnel in the semiconductor industry. The loss of any key employees or the inability to attract or retain qualified personnel, including management, engineers and sales and marketing personnel, could delay the development and introduction of the Company’s products and harm its ability to sell its products. The Company believes that its future success is dependent on the contributions of its senior management, including its President and Chief Executive Officer, certain other executive officers and senior engineering personnel. The Company does not have long-term employment contracts with these or any other key personnel, and their knowledge of the Company’s business and industry would be difficult to replace.

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

The wireless handset (cellular telephone) market comprises a significant portion of the Company’s standard product revenues. The Company derives a significant portion of its net revenues from customers serving the wireless handset market. Due to the highly competitive and fast changing environment in which the Company’s wireless handset customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company’s wireless handset customers’ acceptance of Micrel’s products decreases, or if these customers lose market share or accumulate too much inventory of completed handsets, the demand for the Company’s products could decline sharply, which could adversely affect the Company’s revenues and results of operations.

The Company’s gross margin, operating margin and net income are highly dependent on the level of revenue, average selling prices and capacity utilization that the Company experiences. A decline in average selling prices (“ASPs”) could adversely affect the Company’s revenues, gross margins and results of operations unless the Company is able to sell more units, reduce its costs, introduce new products with higher ASPs or some combination thereof.

Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If the Company is unable to utilize its installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment would not be fully absorbed, resulting in higher average unit costs and lower profit margins.

The Company has invested in certain auction rate securities that may not be accessible for more than 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At June 30, 2012, the Company held $7.7 million in principal of auction rate notes secured by student loans. As of June 30, 2012, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $0.6 million net of tax ($0.9 million pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

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

In the event of an adverse ruling in any intellectual property litigation that might arise in the future, the Company might be required to discontinue the use of certain processes or designs, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against the Company and the Company’s failure to develop or license substitute technology on commercially reasonable terms, the Company’s financial condition, results of operations or cash flows could be adversely affected.

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

In addition, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. If some or all of the Company’s distributors and sales representatives experience financial difficulties or otherwise become unable or unwilling to promote and sell the Company’s products or deliver the Company’s products in a timely manner, its business, financial condition and results of operations could be adversely impacted.

The Company manufactures most of its semiconductors at its San Jose, California fabrication facilities. The Company’s existing wafer fabrication facility, located in Northern California, may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on the Company’s business, financial condition and operating results. Furthermore, manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, the Company’s ability to manufacture the related product would be impaired and its business would suffer until the tool was repaired or replaced. Additionally, the fabrication of ICs is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures and wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. The Company maintains approximately two to three months of inventory that has completed the wafer fabrication manufacturing process. This inventory is generally located offshore at third party subcontractors but may not be sufficient to fully mitigate the adverse impact from a disruption to the Company’s San Jose wafer fabrication activity arising from a natural disaster such as an earthquake.

The Company may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on its business and financial condition. The Company relies on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate its business. A disruption, infiltration or failure of the Company’s information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. Any of these events could harm the Company’s competitive position, result in a loss of customer confidence, cause the Company to incur significant costs to remedy any damages and ultimately materially adversely affect its business and financial condition.

While the Company has implemented a number of protective measures, including firewalls, antivirus, patches, data encryption, log monitors, routine back-ups with offsite retention of storage media, system audits, data partitioning, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events. In addition, the Company’s third-party subcontractors, including its test and assembly houses and distributors, have access to certain portions of the Company’s and its customers’ and partners’ sensitive data. In the event that these subcontractors do not properly safeguard such data, security breaches and loss of data could result. Any such loss of data by its third-party subcontractors could have a material adverse effect on the Company’s business and financial condition.

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

The integration of PhaseLink into the Company’s business and potential future acquisitions that the Company may pursue involve a number of risks. If the Company is unable to address and resolve these risks successfully, such integrations or acquisitions could disrupt its business. On April 2, 2012, the Company acquired PhaseLink and is in the process of integrating its business with the Company’s business. In addition, the Company may in the future acquire other businesses, products or technologies to expand its product offerings and capabilities, customer base and business. Any of these transactions could be material to the Company’s financial condition and results of operations. The anticipated benefits of these acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where the Company may face acquisition-related risks include:

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

In February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved an extension of termination date of the authorized repurchase plan from December 31, 2010 to the date on which the total authorized aggregate amount is expended. In May 2011, the Company announced that its Board of Directors authorized the repurchase of an additional $30 million of the Company’s common stock. The shares authorized for purchase under the new plan are in addition to the shares that may yet be purchased under the 2010 plan, which increased the total approval for repurchase to $60 million, and the total available for repurchase, as of June 30, 2012 to $9.0 million. On July 26, 2012, the Company announced that its Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock, which increased the total approval for repurchase to $90.0 million, and the total available for repurchase, as of June 30, 2012, to $39.0 million.

The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during the first six months of 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 2012	215,776	$10.62	2,292,090	$21,402
February 2012	88,719	11.21	994,812	$20,407
March 2012	260,650	10.41	2,713,150	$17,694

Total Q1 2012	565,145	10.62	6,000,052

April 2012	284,800	9.87	2,811,655	$14,882
May 2012	271,400	10.41	2,825,066	$12,057
June 2012	316,100	9.67	3,057,517	$9,000

Total Q2 2012	872,300	9.97	8,694,238

Total	1,437,445	$10.22	14,694,290

ITEM 5.	OTHER INFORMATION

On August 7, 2012, the Company entered into a Change of Control and Severance Agreement with James G. Gandenberger, the Company’s Vice President of Worldwide Operations and Foundry Business. Pursuant to the terms and conditions of the agreement, if Mr. Gandenberger is subject to constructive termination or termination without cause within 12 months after a change in control of the Company, Mr. Gandenberger would be entitled, subject to executing and not revoking a general release of claims, to (i) a cash lump sum, less applicable withholdings, equal to 12 months of his base salary then in effect, (ii) a cash lump sum, less applicable withholdings, equal to an estimated prorated share of his target annual bonus at the rate then in effect, (iii) payment or reimbursement of 12 months of healthcare coverage premiums and (iv) automatic vesting of each outstanding equity award, including, without limitation, each stock option and restricted stock unit award.

The foregoing summary of the agreement does not purport to be complete and is qualified in its entirety by reference to the agreement, which is attached as Exhibit 10.1 to this Form 10-Q and is incorporated by reference herein.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1	Change in Control and Severance Agreement, dated as of August 7, 2012, by and between Micrel, Incorporated and James G. Gandenberger

10.2	Micrel, Incorporated 2012 Equity Incentive Award Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 5, 2012).

31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act and are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date: August 8, 2012	By	/s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)