Form 10-Q
period 2012-09-30
MICREL INC
filed 2012-11-08
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission File Number 1-34020
________________________________
MICREL, INCORPORATED
(Exact name of Registrant as specified in its charter)
________________________________

California	94-2526744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2180 Fortune Drive, San Jose, CA	95131
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (408) 944-0800
________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 2, 2012 there were 58,026,999 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,561	$60,610
Short-term investments	77,131	77,265
Accounts receivable, less allowances: 2012, $1,281; 2011, $1,294	32,958	25,385
Inventories	38,945	36,286
Income taxes receivable	2,205	6,881
Prepaid expenses and other	1,973	2,883
Deferred income taxes	22,902	22,854
Total current assets	207,675	232,164
LONG-TERM INVESTMENTS	6,884	6,857
PROPERTY, PLANT AND EQUIPMENT, NET	60,099	60,884
GOODWILL	6,189	—
INTANGIBLE ASSETS, NET	8,181	—
DEFERRED INCOME TAXES	9,976	8,657
OTHER ASSETS	1,761	1,413
TOTAL	$300,765	$309,975
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,745	$17,096
Deferred income on shipments to distributors	29,469	30,671
Other current liabilities	10,033	9,329
Total current liabilities	58,247	57,096
LONG-TERM INCOME TAXES PAYABLE	6,004	6,450
LONG-TERM DEFERRED INCOME TAXES	908	—
Total liabilities	65,159	63,546
COMMITMENTS AND CONTINGENCIES (Note 14)
MICREL, INCORPORATED SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2012 - 58,633,519 shares; 2011 - 61,038,507 shares	—	206
Accumulated other comprehensive loss	(748)	(887)
Retained earnings	235,364	247,110
Total Micrel, Incorporated shareholders’ equity	234,616	246,429
NONCONTROLLING INTEREST	990	—
Total shareholders’ equity	235,606	246,429
TOTAL	$300,765	$309,975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET REVENUES	$62,928	$64,244	$187,778	$200,248
COST OF REVENUES (1)	29,661	28,567	86,201	86,797
GROSS PROFIT	33,267	35,677	101,577	113,451
OPERATING EXPENSES:
Research and development (1)	15,341	12,637	42,585	37,389
Selling, general and administrative (1)	11,847	10,985	35,186	34,748
Total operating expenses	27,188	23,622	77,771	72,137
INCOME FROM OPERATIONS	6,079	12,055	23,806	41,314
OTHER INCOME (EXPENSE):
Interest income	166	186	554	553
Interest expense	47	—	—	(18)
Other income (expense), net	2	66	(121)	141
Total other income, net	215	252	433	676
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	6,294	12,307	24,239	41,990
PROVISION FOR INCOME TAXES	1,600	3,095	8,098	12,992
NET INCOME	4,694	9,212	16,141	28,998
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(9)	—	(13)	—
NET INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$4,685	$9,212	$16,128	$28,998
NET INCOME PER SHARE ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS:
Basic	$0.08	$0.15	$0.27	$0.47
Diluted	$0.08	$0.15	$0.27	$0.46
CASH DIVIDENDS DECLARED PER SHARE	$0.04	$0.04	$0.12	$0.11
WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	59,242	62,043	60,096	62,017
Diluted	59,889	62,465	60,774	62,850
(1)    Share-based compensation expense included in:

Cost of revenues	$274	$246	$840	$772
Research and development	646	615	2,203	1,666
Selling, general and administrative	719	629	2,287	1,737
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET INCOME	$4,694	$9,212	$16,141	$28,998
Other comprehensive income (loss):
Unrealized gains (losses) on investments	57	(91)	226	559
Income taxes	22	(35)	87	220
Other comprehensive income (loss), net of taxes	35	(56)	139	339
COMPREHENSIVE INCOME	4,729	9,156	16,280	29,337
Less: comprehensive income attributable to the noncontrolling interest	(9)	—	(13)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$4,720	$9,156	$16,267	$29,337
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,141	$28,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,346	9,179
Share-based compensation expense	5,330	4,175
Excess tax benefits from stock-based awards	(162)	(476)
Impairment of technology	1,000	—
Loss on disposal of assets	1	—
Deferred income tax provision	(1,448)	1,341
Changes in operating assets and liabilities:
Accounts receivable	(6,533)	4,720
Inventories	(1,366)	(1,033)
Income taxes receivable	4,590	5,720
Prepaid expenses and other assets	(303)	656
Accounts payable	1,327	(3,343)
Income taxes payable	(442)	290
Other current liabilities	341	(1,347)
Deferred income on shipments to distributors	(1,202)	(2,232)
Net cash provided by operating activities	26,620	46,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PhaseLink’s net assets, net of cash acquired	(16,439)	—
Purchases of property, plant and equipment	(6,221)	(6,324)
Purchases of investments	(41,408)	(54,355)
Proceeds from sale and maturities of investments	41,808	32,785
Net cash used in investing activities	(22,260)	(27,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(282)	(2,857)
Proceeds from the issuance of common stock	2,730	11,574
Repurchases of common stock	(28,430)	(12,473)
Payment of cash dividends	(7,135)	(6,848)
Purchase of stock for withholding taxes on vested restricted stock	(454)	(56)
Excess tax benefits from stock-based awards	162	476
Net cash used in financing activities	(33,409)	(10,184)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,049)	8,570
CASH AND CASH EQUIVALENTS - Beginning of period	60,610	74,738
CASH AND CASH EQUIVALENTS - End of period	$31,561	$83,308
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned and majority-owned subsidiaries (together “Micrel” or the “Company”) as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2011, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and those included in this Form 10-Q below.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	59,242	62,043	60,096	62,017
Dilutive effect of stock options outstanding using the treasury stock method	647	422	678	833
Shares used in computing diluted net income per share attributable to Micrel, Incorporated shareholders	59,889	62,465	60,774	62,850
For the three and nine months ended September 30, 2012, 5.7 million stock options and 5.5 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months ended September 30, 2011, 4.9 million stock options and 3.8 million stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2. RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2012, the Financial Accounting Standards Board issued a guidance to reduce the complexity and cost of performing an evaluation of impairment of indefinite-lived intangible assets other than goodwill. Under the new guidance, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption is not expected to have a material impact on the Company's consolidated financial condition or results of operations.
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

3. ACQUISITION
On March 15, 2012, the Company signed a definitive agreement to acquire a controlling interest in PhaseLink™ Company Limited (“PhaseLink”), a private company based in Taiwan and in San Jose, California. The acquisition was completed on April 2, 2012. The Company acquired approximately 95% of the outstanding shares of PhaseLink for $19.7 million in cash ($16.4 million net of cash acquired). The objective of the acquisition is to complement Micrel’s high performance clock generation, distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. In addition, the Company expects the acquisition to enhance its technology portfolio and further expand its research and development capabilities. The Company has included the financial results of PhaseLink in its condensed consolidated financial statements beginning on the acquisition date. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered immaterial.
Recognized amounts of identifiable assets acquired and liabilities assumed
The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. For the three and nine months ended September 30, 2012, acquisition costs of $79,000 and $161,000, respectively, were expensed as incurred.
While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, estimates and assumptions are subject to refinement. As a result, during the preliminary purchase price allocation period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company records adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in the operating results in the period in which the adjustments were determined. In the three and nine months ended September 30, 2012, the Company recorded an increase of $101,000 to goodwill with a corresponding decrease of $79,000 to accounts receivable and $22,000 increase to other liabilities.
The Company’s allocation of the total purchase price is summarized below (in thousands):

Cash and cash equivalents	$3,255
Accounts receivable	1,040
Inventories	1,320
Other assets	273
Property, plant and equipment	1,734
Developed technology	4,400
Customer relationships	3,000
Trademarks	510
Non-competition agreements	410
In-process research and development	410
Goodwill	6,189
Short-term debt	(282)
Other liabilities	(1,588)
Noncontrolling interest	(977)
Total purchase consideration	$19,694

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
The following table summarizes the identifiable intangible assets acquired as part of the acquisition (in thousands):

	Fair Value as of Acquisition Date	Accumulated Amortization as of	Net Carrying Amount as of
	April 2, 2012	September 30, 2012	September 30, 2012
Developed technology	$4,400	$(220)	$4,180
Customer relationships	3,000	(150)	2,850
Trademarks	510	(76)	434
Non-competition agreements	410	(103)	307
In-process research and development	410	—	410
Total	$8,730	$(549)	$8,181
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$274	$246	$840	$772
Research and development	646	615	2,203	1,666
Selling, general and administrative	719	629	2,287	1,737
Pre-tax share-based compensation expense	1,639	1,490	5,330	4,175
Less income tax effect	(558)	(512)	(1,863)	(1,504)
Net share-based compensation expense	$1,081	$978	$3,467	$2,671

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended September 30, 2012 and 2011, the Company granted 512,380 and 294,100 stock options, respectively, at weighted average fair values of $3.05 and $3.22 per share, respectively. For the nine months ended September 30, 2012 and 2011, the Company granted 1,296,200 and 1,929,550 stock options, respectively, at weighted average fair values of $2.99 and $4.49 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Expected term (years)	5.8	5.6	5.8	5.7
Stock volatility	36.0%	41.3%	36.1%	40.5%
Risk free interest rates	0.8%	1.1%	1.0%	1.9%
Dividends during expected terms	1.5%	1.7%	1.6%	1.4%
The Company also grants Restricted Stock Units (“RSUs”) to its employees. In the three months ended September 30, 2012 and 2011, the Company granted 123,537 and 323,928 RSUs, respectively, at weighted average fair values of $9.73 and $9.22, respectively. During the nine months ended September 30, 2012 and 2011, the Company granted 379,623 and 486,081 RSUs, respectively, at weighted average fair values of $9.75 and $10.10, respectively.
As of September 30, 2012, there was $17.0 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 4.6 years. Total share-based compensation capitalized as part of inventory as of September 30, 2012 and December 31, 2011 was $147,000 and $174,000, respectively.
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.

5. INVESTMENTS
Investments purchased with remaining maturity dates of greater than 3 months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company’s intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of September 30, 2012 primarily consisted of corporate debt instruments, certificate of deposits and liquid municipals and were classified as available-for-sale securities. Long-term investments as of September 30, 2012 consisted of auction rate notes secured by student loans and were classified as available-for-sale securities. Available-for-sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. A summary of the Company’s short-term investments at September 30, 2012 and December 31, 2011 is as follows (in thousands):

	As of September 30, 2012				As of December 31, 2011
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Municipal Securities	$10,395	$—	$(113)	$10,282	$11,413	$—	$(115)	$11,298
Corporate Debt Securities	30,113	—	(248)	29,865	33,723	—	(327)	33,396
Commercial Paper	13,959	2	—	13,961	4,991	—	(2)	4,989
U.S. Agencies	—	—	—	—	4,528	—	(17)	4,511
Certificates of Deposits	23,023	—	—	23,023	23,071	—	—	23,071
Total	$77,490	$2	$(361)	$77,131	$77,726	$—	$(461)	$77,265

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2012, $39.9 million of the Company’s short-term investments were in an unrealized loss position. The Company recorded a $0.2 million net of tax ($0.4 million pre-tax) for temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity.
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
Financial assets measured at fair value on a recurring basis as of September 30, 2012 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds	$20,143	$—	$—	$20,143
Certificates of Deposits	23,023	—	—	23,023
Corporate Debt Securities	—	29,865	—	29,865
Commercial Paper	—	13,961	—	13,961
Municipal Securities	—	10,282	—	10,282
U.S. Agencies	—	—	—	—
Auction rate notes	—	—	6,884	6,884
Total	$43,166	$54,108	$6,884	$104,158

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets measured at fair value on a recurring basis as of December 31, 2011 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds	$55,912	$—	$—	$55,912
Certificates of Deposits	23,071	—	—	23,071
Corporate Debt Securities	—	33,396	—	33,396
Commercial Paper	—	4,989	—	4,989
Municipal Securities	—	11,298	—	11,298
U.S. Agencies	—	4,511	—	4,511
Auction rate notes	—	—	6,857	6,857
Total	$78,983	$54,194	$6,857	$140,034
As of September 30, 2012, the Company had $7.7 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of September 30, 2012. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 20 to 35 years. As a result, the Company has classified all auction rate notes as long-term investments as of September 30, 2012 and December 31, 2011. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of September 30, 2012 and December 31, 2011, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ rating as of that date.
The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of September 30, 2012 and December 31, 2011. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes. Based on this assessment of fair value, as of September 30, 2012, the Company determined there was a cumulative decline in the fair value of its auction rate notes and recorded a $0.5 million net of tax ($0.8 million pre-tax) temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity.
For the nine months ended September 30, 2012, the changes in the Company’s Level 3 securities (consisting of auction rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2011	$6,857
Transfers in and/or out of Level 3	—
Total gains, before tax	127
Settlements	(100)
Ending balance, September 30, 2012	$6,884

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011

Finished goods	$9,572	$11,824
Work in process	27,602	22,863
Raw materials	1,771	1,599
Total inventories	$38,945	$36,286

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Manufacturing equipment	$174,582	$170,304
Land	8,101	8,101
Buildings and improvements	53,868	53,539
Office furniture and research equipment	21,180	17,834
	257,731	249,778
Accumulated depreciation	(197,632)	(188,894)
Total property, plant and equipment, net	$60,099	$60,884
Depreciation expense for the three and nine months ended September 30, 2012 was $3.0 million and $8.7 million, respectively.

8. GOODWILL AND INTANGIBLE ASSESTS
Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. On April 2, 2012, the Company acquired PhaseLink and preliminarily recorded $6.1 million of goodwill as the purchase price exceeded the fair value allocated to net tangible assets and identifiable intangible assets. As of September 30, 2012, the goodwill was adjusted to approximately $6.2 million during the preliminary purchase price allocation period, which may be up to one year from the acquisition date. The goodwill has been assigned to the timing and communications reporting unit and will be reviewed annually in October or whenever events or circumstances occur which indicate that goodwill might be impaired.
The Company’s annual goodwill impairment assessment will include first performing a qualitative assessment. As part of this assessment, the Company will consider whether it is not more likely than not that the fair value is less than the carrying value of the reporting unit. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if a company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The first step requires a comparison of the fair value of the Company’s reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment.
The process of evaluating the potential impairment of long-lived intangible assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company makes estimates and judgments about future revenues and cash flows. The Company’s forecasts will be based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets and potentially result in future impairment charges for all or a portion of the following balances at September 30, 2012 (in thousands):

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Amount as of	Additions at Cost	Carrying Amount as of	Accumulated Amortization as of	Net Carrying Amount as of
	March 31, 2012	April 2, 2012	September 30, 2012	September 30, 2012	September 30, 2012
Developed technology	$—	$4,400	$4,400	$(220)	$4,180
Customer relationships	—	3,000	3,000	(150)	2,850
Trademarks	—	510	510	(76)	434
Non-competition agreements	—	410	410	(103)	307
In-process research and development	—	410	410	—	410
	$—	$8,730	$8,730	$(549)	$8,181
The above intangible assets continue to be amortized over their estimated useful lives of 2 to 10 years using the straight-line method. Total intangible amortization expense for the three-month periods ended September 30, 2012 was $274,000.
The estimated future amortization expense of intangible assets as of September 30, 2012 was as follows (in thousands):

Year Ending December 31,
2012 (remaining three months)	$275
2013	1,098
2014	881
2015	808
2016	808
Thereafter	4,311
$8,181
For the three months ended September 30, 2012, the Company recorded an impairment of $1.0 million for a technology which was replaced by more advanced technologies.

9. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued compensation	$5,536	$4,997
Accrued commissions	2,490	1,964
Accrued workers compensation and health insurance	875	987
All other current accrued liabilities	1,132	1,381
Total other current liabilities	$10,033	$9,329

10. BORROWING ARRANGEMENTS
Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. In April 2011, the expiration date of the line of credit was extended from April 30, 2011 to April 30, 2013. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. As of September 30, 2012, the Company had no borrowings under the line of credit. The agreement includes certain restrictive covenants and, as of September 30, 2012, the Company was in compliance with such covenants.

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

11. DERIVATIVE FINANCIAL INSTRUMENTS
The Company entered into an interest rate swap contract (the “Swap”) in 2009 to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations. The Swap was considered a cash flow hedge. The Company does not hold derivative financial instruments for trading or speculative purposes. The Swap matured in April 2011 and was not renewed.
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
During the nine months ended September 30, 2012, the Company did not have any outstanding derivatives. The effect of derivative instruments on the Statement of Operations for the nine months ended September 30, 2011 was not material.

12. SIGNIFICANT CUSTOMERS
During the nine months ended September 30, 2012, two worldwide distributors and one OEM customer accounted for $47.5 million (25%), $30.7 million (16%) and $20.1 million (11%) of net revenues, respectively. During the nine months ended September 30, 2011, two worldwide distributors accounted for $39.5 million (20%) and $36.4 million (18%) of net revenues, respectively.
At September 30, 2012, two worldwide distributors and one stocking representative accounted for 30%, 15% and 12%, respectively, of total accounts receivable. At December 31, 2011, two worldwide distributors and an Asian-based distributor accounted for 23%, 10% and 11%, respectively, of total accounts receivable.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
Net Revenues by Segment	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Net Revenues:
Standard Products	$60,753	$61,907	$180,756	$193,286
Other Products	2,175	2,337	7,022	6,962
Total net revenues	$62,928	$64,244	$187,778	$200,248
As a Percentage of Total Net Revenues:
Standard Products	97%	96%	96%	97%
Other Products	3	4	4	3
Total net revenues	100%	100%	100%	100%

14. LITIGATION AND COMMITMENTS AND CONTINGENCIES
On November 1, 2008, Nadatel Co., Ltd. (“Nadatel”), a video surveillance equipment supplier based in Seoul Korea, filed a complaint against the Company for product liability and tort-based damages with the Seoul Central District Court in Seoul, Korea. In 2006 and 2007, Nadatel purchased approximately 17,000 of the Company’s low-dropout voltage regulators for use in its closed circuit television digital video recorder application for security systems. Nadatel claimed that the parts failed in the field, resulting in malfunction of its application, recall of the application and replacement of circuit boards incorporating the Company’s part. The Company settled this claim in June 2012 pursuant to a court-mediated agreement without admitting to liability or product defects. Despite the Company’s assessment that the claims asserted by Nadatel are untrue, it settled this protracted litigation in order to avoid further legal expense and distraction. The settlement amount of approximately $200,000 was recorded in June 2012 as a component of selling, general and administrative expenses for the nine months ended September 30, 2012.
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

15. SHARE REPURCHASE PROGRAM
In February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved an extension of the termination of the authorized repurchase plan from December 31, 2010 to the date on which the total authorized aggregate amount was expended. In May 2011, the Company’s Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock. On July 26, 2012, the Company announced that its Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock which increased the total approval for repurchase since February 2010 to $90.0 million. The total available for repurchase, as of September 30, 2012, was $25.3 million.
Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock option plans and ESPP. During the nine months ended September 30, 2012, the Company repurchased 2,820,141 shares of its common stock for an aggregate price of $28.4 million.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. INCOME TAXES
The income tax provision for the three and nine months ended September 30, 2012, as a percentage of income before taxes, was 25.4% and 33.4%, respectively. The tax provision for the nine months ended September 30, 2012 included an out-of-period charge of $491,000 in March 2012 related to the write-offs of deferred tax assets associated with the net operating losses of two previously acquired companies. This charge was immaterial for the nine months ended September 30, 2012 and immaterial to any applicable prior periods that could have been affected. For the nine months ended September 30, 2012, the Company recognized $176,000 of previously unrecognized tax benefits due to settlements with the tax authorities.  In addition, for the three and nine months ended September 30, 2012, the Company also recognized $661,000 of previously unrecognized tax benefits due to the lapse of statute of limitations. The tax provision for this period excluded any benefits from the federal research and development credit which expired on December 31, 2011 and has not been reinstated as of September 30, 2012. The income tax provision for the three and nine months ended September 30, 2011, as a percentage of income before taxes, was 25.1% and 30.9%, respectively.

As of September 30, 2012, the gross liability for uncertain tax positions was $11.5 million (including interest and penalties) and the net liability, reduced for the federal effects of potential state tax exposures, was $8.1 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $8.1 million would favorably affect the Company’s tax provision in such future periods. Included in the $8.1 million is $2.1 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $6.0 million liability was included in long-term income taxes payable. The Company does not anticipate a significant change to the $6.0 million long-term uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of September 30, 2012 and December 31, 2011, the Company had $601,000 and $655,000, respectively, accrued for interest and none accrued for penalties in both periods. These accruals are included as a component of long-term income taxes payable.
The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2009 and forward. Significant state tax jurisdictions include California, Massachusetts and Texas, and generally, the Company is subject to routine examination for years 2005 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2004 and forward in various immaterial foreign tax jurisdictions in which it operates.
Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $22.9 million and net long-term deferred tax assets of $9.1 million as of September 30, 2012. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for net operating losses generated in China. Should the Company determine that future realization of these tax benefits is not likely, additional valuation allowance would be established which would increase the Company’s tax provision in the period of such determination. On November 6, 2012, California enacted a law that requires taxpayers to use a single sales factor when determining taxable income. The law is effective on January 1, 2013.  The Company is currently evaluating the impact, if any, on the realizability of its deferred tax assets as a result of the new tax law.

17. DIVIDENDS
On July 26, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The aggregate payment of $2.2 million was made on August 23, 2012 to shareholders of record as of August 9, 2012.
On July 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The aggregate payment of $2.5 million was made on August 24, 2011 to shareholders of record as of August 10, 2011.
18. SUBSEQUENT EVENTS
On October 25, 2012, the Company’s Board of Directors declared a cash dividend of $0.0425 per outstanding share of common stock payable on November 23, 2012 to shareholders of record at the close of business on November 9, 2012. This dividend will be recorded in the fourth quarter of 2012 and is expected to be approximately $2.5 million.

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

Overview
Micrel designs, develops, manufactures and markets a range of high-performance analog integrated circuits (“ICs”), mixed-signal ICs and digital ICs. The Company currently ships approximately 3,000 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers that produce electronic systems for communications, consumer and military applications.
As part of keeping pace with the dynamics of an ever changing market landscape, the Company recently renamed its product groups to more accurately reflect current technology trends and customer needs. Analog is now called Micrel's high performance linear and power product group, high bandwidth product line is now the timing and communications product group and Micrel's Ethernet is now referred to as LAN solutions product group.
The Company’s high performance linear and power products are characterized by high power density and small form factor. The demand for high performance linear and power circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets, tablet devices and notebook computers. The Company also has an extensive linear and power management offering for the networking and communications infrastructure markets including cloud and enterprise servers, network switches and routers, storage area networks and wireless base stations. In addition, the Company offers products that serve the solid state drive market and is seeing strength in the emergence of solid state drives and analog switches, including USB switches.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s timing and communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high speed Physical Media Devices (“PMD”) products. With form factor, size reductions, and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges. On April 2, 2012, the Company acquired a controlling interest of approximately 95% in PhaseLink, a private company based in Taiwan and in San Jose, California. The objective of the acquisition is to complement Micrel’s high performance clock generation and distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. PhaseLink provides high performance integrated timing solutions to system and oscillator manufacturers. The Company’s condensed consolidated financial statements include the operating results of PhaseLink from the date of acquisition. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered immaterial.
The Company’s family of LAN solutions products targets the digital home, enterprise, industrial and automotive markets. This product portfolio consists of physical layer transceivers (“PHY”), Media Access Controllers (“MAC”), switches, and System-On-Chip (“SoC”) devices that support various LAN protocols supporting communication transmission speeds from 10 Megabits per second to a Gigabit per second.
The following table presents the Company’s revenues by product group, as a percentage of total net revenues, for the periods presented.

Net Revenues by Product Group	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
As a Percentage of Total Net Revenues
High Performance Linear and Power	57%	60%	58%	61%
Timing and Communications	20	17	20	18
LAN Solutions	20	19	18	18
Total standard products	97	96	96	97
Foundry, custom and other products	3	4	4	3
	100%	100%	100%	100%
The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues, for the periods presented.

Net Revenues by End Market	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
As a Percentage of Total Net Revenues
Industrial	38%	40%	41%	41%
High-speed communications	33	34	32	32
Computer	11	10	10	12
Wireless handsets	16	14	15	12
Military and other	2	2	2	3
Total net revenues	100%	100%	100%	100%
To enhance the readers’ understanding of the Company’s performance, the following is a chronological overview of the Company’s results for the quarterly periods from January 1, 2011 through September 30, 2012.

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
Third quarter 2012 revenues decreased 1.2% to $62.9 million from $63.7 million in the second quarter of 2012. The decrease was principally due to lower sales of the Company's timing and communications products partially offset by gathering momentum in LAN solutions product sales. The third quarter 2012 book-to-bill ratio was above one. Third quarter 2012 gross margin decreased to 52.9% as compared to 55.2 % in the second quarter of 2012 primarily due to a mix shift to lower margin consumer-related products and lower factory capacity utilization. The lower factory utilization was due to reducing production in an attempt to minimize building inventory. Net income attributable to the Company' shareholders for the third quarter of 2012 was $4.7 million, or $0.8 per basic and diluted share, as compared to net income of $6.0 million, or $0.10 per basic and diluted share, for the second quarter of 2012, and net income of $9.2 million, or $0.15 per basic and diluted share, for the third quarter of 2011. During the third quarter of 2012, cash flows from operations were $6.4 million. Cash and short term investments were $108.7 million at September 30, 2012 as compared to $119.4 million at June 30, 2012. During the third quarter of 2012, the Company spent $13.7 million repurchasing its common stock. Additionally, the Company maintained its quarterly $0.04 per share cash dividend for a total of approximately $2.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company derives a substantial portion of its net revenues from standard products. For both the three and nine months ended September 30, 2012, the Company’s standard products sales accounted for 97% and 96%, respectively, of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.
The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part II Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors.” As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates
The financial statements included in this Quarterly Report on Form 10-Q and discussed within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and receivables, inventory valuation, share-based compensation, income taxes, and litigation to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company’s significant accounting policies, see Note 1 to Condensed Consolidated Financial Statements in this report and Note 1 of Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of September 30, 2012, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for net operating losses generated in China. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.1	44.5	45.9	43.3
Gross profit	52.9	55.5	54.1	56.7
Operating expenses:
Research and development	24.4	19.7	22.7	18.7
Selling, general and administrative	18.8	17.1	18.7	17.4
Total operating expenses	43.2	36.8	41.4	36.1
Income from operations	9.7	18.7	12.7	20.6
Other income (expense):
Interest income	0.3	0.4	0.3	0.4
Interest expense	—	—	—	—
Other income (expense), net	—	—	(0.1)	—
Total other income, net	0.3	0.4	0.2	0.4
Income before income taxes and noncontrolling interest	10.0	19.1	12.9	21.0
Provision for income taxes	2.5	4.8	4.3	6.5
Net income	7.5	14.3	8.6	14.5
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Micrel, Incorporated shareholders	7.5%	14.3%	8.6%	14.5%
Net Revenues. For the three months ended September 30, 2012, net revenues decreased 2% to $62.9 million from $64.2 million for the same period in the prior year. For the nine months ended September 30, 2012, net revenues decreased 6% to $187.8 million from $200.2 million for the same period in the prior year. The decreases were principally due to decreased revenues from the Company’s standard products. For the three months ended September 30, 2012, standard products revenues decreased 2% to $60.8 million from $61.9 million for the same period in the prior year primarily as a result of lower demand for the Company’s products serving the industrial and communications markets which was partially offset by higher demand in computer and wireless handsets markets as well as added revenues from the acquisition of PhaseLink in the second quarter of 2012. For the nine months ended September 30, 2012, standard products revenues decreased 6% to $180.8 million from $193.3 million for the same period in the prior year. The decrease was principally due to reduced product demand across the Company’s geographies and end markets resulting from continued overall weakness in the global economy, which was partially offset by increased shipment of products in wireless handsets market during the first quarter of 2012 and added revenues from the PhaseLink acquisition.
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

International sales represented 75% and 73% of net revenues for the three and nine months ended September 30, 2012, respectively, as compared to 69% and 71% of net revenues for the three and nine months ended September 30, 2011, respectively. Sales to customers in Asia represented 63% and 60% of net revenues for both the three and nine months ended September 30, 2012, respectively, as compared to 55% and 57% of net revenues for the three and nine months ended September 30, 2011, respectively. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers as Asian-based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for U.S.-based companies to differentiate themselves in any meaningful manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.
Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company’s gross margin decreased to 52.9% for the three months ended September 30, 2012 from 55.5% for the comparable period in 2011. For the nine months ended September 30, 2012, the Company’s gross margin decreased to 54.1% from 56.7% for the comparable period in 2011. These decreases were primarily due to decreased average selling prices in general, lower factory capacity utilization and increased proportion of lower margin products shipped to the wireless handsets market as compared to the same period in 2011.
Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 24.4% for the three months ended September 30, 2012 as compared to 19.7% for the three months ended September 30, 2011. On a dollar basis, research and development expenses increased $2.7 million, or 21.4%, to $15.3 million for the three months ended September 30, 2012 from $12.6 million for the comparable period in 2011. For the nine months ended September 30, 2012 and 2011, research and development expenses as a percentage of net revenues represented 22.7% and 18.7%, respectively. On a dollar basis, research and development expenses increased $5.2 million, or 13.9%, to $42.6 million for the nine months ended September 30, 2012 from $37.4 million for the comparable period in 2011.
These increases were primarily due to an impairment of $1.0 million recorded in the third quarter of 2012 for a technology which was replaced by more advanced technologies, increased headcount, consulting services and mask expenses for research and development activities as well as added headcount from the acquisition of PhaseLink. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.
Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 18.8% for the three months ended September 30, 2012 and 17.1% for the three months ended September, 2011. On a dollar basis, selling, general and administrative expenses increased $862,000, or 7.8%, to $11.8 million for the three months ended September 30, 2012 from $11.0 million for the comparable period in 2011. The increase primarily resulted from added headcount expenses from the acquisition of PhaseLink and related amortization expenses of acquired intangible assets, and increased spending on product marketing activities, which were partially offset by decreased profit sharing accruals.
For the nine months ended September 30, 2012 and 2011, selling, general and administrative expenses as a percentage of net revenues represented 18.7% and 17.4%, respectively. On a dollar basis, selling, general and administrative expenses increased $438,000, or 1.3%, to $35.2 million for the nine months ended September 30, 2012 from $34.7million for the comparable period in 2011. The slight increase was primarily due to increased expenses for product marketing activities, a legal settlement accrual, and added expenses from the PhaseLink acquisition, including the headcount expenses, related acquisition costs and amortization expenses of acquired intangible assets, which were offset in part by decreased profit sharing accruals and a reduction of selling expenses.
Share-Based Compensation. The Company’s results of operations for the three month periods ended September 30, 2012 and 2011 included $1.6 million and $1.5 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the nine month periods ended September 30, 2012 and 2011, the Company’s results of operations included $5.3 million and $4.2 million, respectively, of share-based compensation expense. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expenses and selling, general and administrative expenses (see Note 4 of Notes to Condensed Consolidated Financial Statements).
Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income or expense related primarily to foreign currency translation gain or loss, offset by interest expense incurred.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes. The income tax provision for the three and nine months ended September 30, 2012, as a percentage of income before taxes, was 25.4% and 33.4%, respectively. The income tax provision for the three and nine months ended September 30, 2011, as a percentage of income before taxes, was 25.1% and 30.9%, respectively. The tax provision for the nine months ended September 30, 2012 included an out-of-period charge of $491,000 in March 2012 related to the write-offs of deferred tax assets associated with the net operating losses of two previously acquired companies. This charge was immaterial for the nine months ended September 30, 2012 and immaterial to any applicable prior periods that could have been affected. For the nine months ended September 30, 2012, the Company recognized $176,000 of previously unrecognized tax benefits due to settlements with the tax authorities. In addition, for the three and nine months ended September 30, 2012, the Company also recognized $661,000 of previously unrecognized tax benefits due to the lapse of statute of limitations. The tax provision for this period excluded the benefits from the federal research and development credit which expired on December 31, 2011. The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions. On November 6, 2012, California enacted a law that requires taxpayers to use a single sales factor when determining taxable income.  The law is effective on January 1, 2013.  The Company is currently evaluating the impact, if any, on the realizability of its deferred tax assets as a result of the new tax law.

Liquidity and Capital Resources
Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2012 consisted of cash, cash equivalents and short-term investments of $108.7 million and a $5.0 million revolving line of credit from a commercial bank.
The Company generated $26.6 million in cash from operating activities during the nine months ended September 30, 2012. Significant cash flows included cash provided by net income of $16.1 million plus additions for non-cash activities of $14.1 million (consisting primarily of $9.3 million in depreciation and amortization, $5.2 million in share-based compensation expense and related tax effects, and $1.0 million in impairment of technology, partially offset by a $1.4 million increase in deferred income taxes) combined with a $4.6 million decrease in income taxes receivable and a $1.3 million increase in accounts payable which were offset in part by a $6.5 million increase in accounts receivable, a $1.4 million increase in inventory and a $1.2 million decrease in deferred income on shipments to distributors.
During the nine months ended September 30, 2011, the Company generated $46.6 million in cash from operating activities. Significant cash flows included cash provided by net income of $29.0 million plus additions for non-cash activities of $14.2 million (consisting primarily of $9.2 million in depreciation and amortization, $3.7 million in share-based compensation expense and related tax effects and $1.3 million increase in deferred tax assets) combined with a $5.7 million decrease in income taxes receivable and a $4.7 million decrease in accounts receivable, which were offset in part by a $3.3 million decrease in accounts payable, a $2.2 million decrease in deferred income and a $1.3 million decrease in other current liabilities combined with a $1.0 million increase in inventory.
The Company used $22.3 million of cash in investing activities during the nine months ended September 30, 2012, comprised of $41.4 million in purchases of investments, $16.4 million in the acquisition of PhaseLink and $6.2 million in purchases of property, plant and equipment, which were offset by $41.8 million in proceeds from the sales and maturities of investments.
During the nine months ended September 30, 2011, the Company used $27.9 million of cash in investing activities that comprised primarily of $54.4 million in purchases of investments and $6.3 million of purchases of property, plant and equipment, which was partially offset by $32.8 million in proceeds from the sales of investments.
The Company used $33.4 million of cash in financing activities during the nine months ended September 30, 2012 primarily for the repurchases of $28.4 million of its common stock and $7.1 million for the payment of cash dividends, which were partially offset by $2.7 million in proceeds from employee stock transactions.
During the nine months ended September 30, 2011, the Company used $10.2 million of cash in financing activities primarily for the repurchase of $12.5 million of its common stock, $6.8 million for the payment of cash dividends and $2.9 million in repayments of long-term debt, which were partially offset by $11.6 million in proceeds from employee stock transactions.
The Company currently intends to spend approximately $4 million to $8 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 25, 2012, the Company’s Board of Directors declared a cash dividend of $0.0425 per outstanding share of common stock payable on November 23, 2012 to shareholders of record at the close of business on November 9, 2012. This dividend will be recorded in the fourth quarter of 2012 and is expected to be approximately $2.5 million.
Under the Company’s stock repurchase program, as of September 30, 2012, the Company was authorized to repurchase an additional $25.3 million of its common stock.
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

Contractual Obligations and Commitments
As of September 30, 2012, the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,628	$838	$752	$38	$—
Open purchase orders	26,592	26,592	—	—	—
Total	$28,220	$27,430	$752	$38	$—
Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.
Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. As of September 30, 2012, the Company had no borrowings under the line of credit.
As of September 30, 2012, the Company had $8.1 million of unrecognized tax benefits. Included in the $8.1 million is $2.1 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $6.0 million liability was included in long-term income taxes payable. The Company does not anticipate a significant change to the $6.0 million long-term uncertain income tax positions within the next 12 months.

Off-Balance Sheet Arrangements
As of September 30, 2012, the Company had no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2012, the Company held $7.7 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of September 30, 2012. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of September 30, 2012, the Company has recorded a $0.5 million net of tax ($0.8 million pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.
At September 30, 2012, the Company had no fixed-rate long-term debt subject to interest rate risk. There was no interest rate swap contract outstanding at September 30, 2012.

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
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.
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
The Company has invested in certain auction rate securities that may not be accessible for more than 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At September 30, 2012, the Company held $7.7 million in principal of auction rate notes secured by student loans. As of September 30, 2012, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $0.5 million net of tax ($0.8 million pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

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
Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. The Company may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operating problems. The Company’s inability to address successfully such risks could disrupt its business, which could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved an extension of termination date of the authorized repurchase plan from December 31, 2010 to the date on which the total authorized aggregate amount was expended. In May 2011, the Company announced that its Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock which increased the total approval for repurchase to $60.0 million. On July 26, 2012, the Company's Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock, which increased the total approval for repurchase since February 2010 to $90.0 million. The total available for repurchase, as of September 30, 2012, was $25.3 million.
The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during the first nine months of 2012 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 2012	215,776	$10.62	215,776	$21,402
February 2012	88,719	11.21	88,719	$20,407
March 2012	260,650	10.41	260,650	$17,694
Total Q1 2012	565,145	10.62	565,145
April 2012	284,800	9.87	284,800	$14,882
May 2012	271,400	10.41	271,400	$12,057
June 2012	316,100	9.67	316,100	$9,000
Total Q2 2012	872,300	9.97	872,300
July 2012	324,316	9.42	324,316	$5,943
August 2012	597,445	9.79	597,445	$30,094
September 2012	460,935	10.48	460,935	$25,263
Total Q3 2012	1,382,696	9.93	1,382,696
Total	2,820,141	$10.08	2,820,141

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Change in Control and Severance Agreement, dated as of August 7, 2012, by and between Micrel, Incorporated and James G. Gandenberger (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

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

MICREL, INCORPORATED
(Registrant)

Date:	November 8, 2012	By	/s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)