Form 10-K
period 2012-12-31
MICREL INC
filed 2013-03-18
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission File Number 0-25236
MICREL, INCORPORATED
(Exact name of Registrant as specified in its charter)

California	94-2526744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2180 Fortune Drive, San Jose, CA       95131
(Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code: (408) 944-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Global Select Market

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

As of June 30, 2012, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $212 million based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2013, the Registrant had outstanding 58,338,520 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2013 are incorporated by reference in Part III of this Report.

 This Report on Form 10-K includes 69 pages with the Index to Exhibits located on page 68.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-K
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"),  including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the future realization of tax benefits; and share-based incentive awards and expectations regarding future share-based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "believe," "estimate," "may," "can," "will," "could," "would," "intend," "objective," "plan," "expect," "likely," "potential," "possible" or "anticipate" or the negative of these terms or other comparable terminology. All forward-looking statements included in this document are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statements, including those risks discussed under "Risks Factors" and elsewhere in this Report, except as required by applicable law. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1 ("Business"), Item 1A ("Risk Factors"), Item 3 ("Legal Proceedings") and Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

Micrel designs, develops, manufactures and markets a range of high-performance analog integrated circuits (“ICs”), mixed-signal ICs and digital ICs. The Company currently ships approximately 3,100 standard products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. For the years ended December 31, 2012, 2011, and 2010, the Company's standard products accounted for 96%, 96%, and 97%, respectively, of the Company's net revenues. The Company also manufactures custom analog and mixed-signal circuits and provides wafer foundry services for customers that produce electronic systems for communications, consumer and military applications.

As part of keeping pace with the dynamics of an ever changing market landscape, the Company recently renamed its product groups to more accurately reflect current technology trends and customer needs. The Company's analog product group is now called its high performance linear and power product group, its high bandwidth product group is now the timing and communications product group and its Ethernet product group is now referred to as LAN product group.

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

The Company’s timing and communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high speed Physical Media Devices (“PMD”) products. With form factor, size reductions and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges. On April 2, 2012, the Company acquired a controlling interest of approximately 95% in PhaseLink™ Company Limited (“PhaseLink”), a private company based in Taiwan and in San Jose, California. On December 20, 2012, the Company acquired the remaining 5% noncontrolling interest that resulted in 100% ownership in PhaseLink. The objective of the acquisition is to complement Micrel’s high performance clock generation and distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. PhaseLink provides high performance integrated timing solutions to system and oscillator manufacturers.

The Company’s family of LAN solutions products target the digital home, enterprise, industrial and automotive markets. This product portfolio consists of physical layer transceivers (“PHY”), Media Access Controllers (“MAC”), switches and System-On-Chip (“SoC”) devices that support various LAN protocols supporting communication transmission speeds from 10 Megabits per second to a Gigabit per second.

Industry Background

Analog Circuit, Mixed-Signal and Digital ICs Markets

ICs may be divided into three general categories — digital, analog (also known as ''linear'') and mixed-signal. Digital circuits, such as memory and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values, "1" or "0." Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition, process and measure or control real world variables such as sound, temperature, pressure or speed. Mixed-signal ICs combine analog and digital functions on one chip.

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

Recent Trends in Analog Power Management, Mixed-Signal and Digital ICs

Most electronic systems utilize analog circuits to perform power management functions (''power analog circuits'') such as the control, regulation, conversion and routing of various voltages and current. The computing and communications markets have emerged as two of the largest markets for power analog circuits. In particular, the recent growth and proliferation of portable, battery-powered devices, such as wireless handsets (cellular telephones), digital cameras, tablet devices and notebook computers, continue to increase demand and create new technological challenges for power analog circuits.

Wireless handsets, as an example, are composed of components and subsystems that utilize several different voltage levels, require multiple power analog circuits to precisely regulate and control voltages required for various digital and mixed integrated circuits.  Furthermore, manufacturers continue to pack more processing power and functionality into smaller form factors placing severe demands on the battery. To maintain or extend talk times, high performance linear and power products are required to charge the battery and optimize the battery discharge times.

The rapid adoption of the Internet for information exchange in business and consumer markets, has led to a significant increase in the need for timing and communications technology. In recent years, there has been a significant expansion in the number of broadband subscribers for both cable modem and fiber to the home technologies. The increased bandwidth demand of these users will continue to consume the installed capacity and drive infrastructure upgrades in metropolitan and wide area networks. The additional demand of new wireless services utilizing the transmission of video is expected to further accelerate this trend.

In the LAN market, Ethernet has been widely adopted as a communication standard. Ethernet ports are now being provided on equipment ranging from PCs and PC peripherals to other consumer products such as Network Printers, Internet Protocol Set-Top Boxes ("IP-STB"), High-definition ("HD") TV, Blue-Ray DVD players, Personal Video Recorders ("PVR"), Multimedia Servers, Analog Telephone Adaptors ("ATA"), Internet Protocol Camera ("IP-camera"), Femto-cell base stations, game consoles, enterprise products such as Internet Protocol Phones ("IP-phone") and industrial equipment. Recently, Ethernet is also finding its way into emerging automotive applications such as diagnostic, camera and infotainment systems. These trends are driving rapid growth in the digital home market to connect multiple PCs, TVs and peripherals, the enterprise market to connect the phone to the internet, the industrial market to connect machinery to central control and monitoring equipment and the automotive market to download information from CPUs inside cars to diagnostic equipment.

Micrel’s Strategy

 Micrel seeks to capitalize on growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. The Company's core competencies are its analog design, control theory, packaging and device technology, as well as its in-house wafer fabrication capability. The Company intends to build a leadership position in its targeted markets by pursuing the following strategies:

•
Served Available Market Expansion. Micrel is presently a trusted partner to key OEMs around the world.  The Company intends to use these relationships to increase revenues by providing more products to these key partners. In addition, through collaboration with these key partners, the Company has access to a rich pipeline of new product development innovation opportunities. Through this partnering, the Company now ships approximately 3,100 standard products, with net revenues from standard products generating 96% of the Company's total net revenues for the year ended December 31, 2012.

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

Net Revenues by Segment (Dollars in thousands)
	Years Ended December 31,
	2012	2011	2010
Net Revenues:
Standard Products	$240,389	$249,743	$289,347
Other Products	9,723	9,282	8,019
Total net revenues	$250,112	$259,025	$297,366
As a Percentage of Total Net Revenues:
Standard Products	96%	96%	97%
Other Products	4	4	3
Total net revenues	100%	100%	100%

The following table presents the Company’s revenues by product line, as a percentage of total net revenues.

Net Revenues by Product Line
	Years Ended December 31,
	2012	2011	2010
As a Percentage of Total Net Revenues:
Standard Products:
Linear and Power	58%	61%	62%
Timing and Communications	20	17	17
LAN	18	18	18
Total standard products	96	96	97
Foundry, custom and other	4	4	3
Total net revenues	100%	100%	100%

The Company's products address a wide range of end markets. The following table presents the Company's revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Years Ended December 31,
	2012	2011	2010
As a Percentage of Total Net Revenues:
Industrial	49%	49%	46%
Communications	18	19	18
Wireless handsets	15	14	13
Computing	15	15	20
Military and other	3	3	3
Total net revenues	100%	100%	100%

For a discussion of the changes in net revenues from period to period, see ''Management's Discussion and Analysis of Financial Condition and Results of Operations.''

Standard Products

In recent years, the Company has directed a majority of its development, sales and marketing efforts towards standard products in an effort to address the larger markets for these products and to expand its customer base. The Company offers a broad range of high performance analog, mixed signal, and digital ICs that address high growth markets including wireless handsets, portable electronics, set-top boxes, desktop and notebook computers, networking and communications. The majority of the Company's revenue is derived from power management standard products that, in addition to the above markets, are also used in the industrial, consumer, defense and automotive electronics markets.

Power Conversion Market. Most electronic equipment requires a power supply that converts and regulates the electrical power source into usable voltages for the equipment. Micrel has multiple power conversion product families:

•
LDOs – LDOs have long been a cornerstone of Micrel’s product offering.  LDOs are linear voltage regulators which allow lower voltage devices to be connected to higher voltage power rails. The Company offers numerous LDOs products ranging from low cost portable regulators, to high performance (high accuracy) high current regulators with system supervisory functions.

•
DC/DC converters – The Company’s DC/DC converter products are offered in controller (no power switches) and regulator (switches on board) form.  Competitive advantages include power density, high voltage capability, and small form factor. The devices are primarily used in solid state drives, cloud servers, networking, portable equipment and base stations.

•
Analog Power Switches – Micrel offers analog switches that range from straight current switching to reverse blocking, current protected and soft start devices with system supervisory options.  The devices are primarily used in LCD TV, computer USB port and cell phone devices.  In addition, the Company offers a family of hot swap controllers including second sources of leading competitive devices which appeal primarily to the networking and telecom markets.

•
PMICs – PMICs combine system supervisory, DC/DC, LDO and interfacing requirements in a single IC to save space and cost.  The Company has introduced PMIC devices for key applications ranging from graphics processors to LTE dongles.

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

General Linear. Micrel offerings include a line of general linear parts ranging from op amps, to thermal measurement devices, timers and other general devices.  These types of devices tend to be deployed in many diverse types of equipment across a multitude of markets.

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

 Clock and Timing Market. The Company's timing and communications product group develops and produces clock and timing products such as integrated clocking solutions with internal quartz crystal, low jitter clock generators, clock distribution buffers and oscillator die. These products address the requirements of a range of applications including timing for high data rate communications protocols such as SONET/SDH/OTN, 1/10/40/100 Gigabit Ethernet, Fibre Channel, PCI Express Generation 1, 2 and 3, Common Public Radio Interface (CPRI) and also meet requirements for more general purpose applications.  The Company's products address clock and timing requirements of multiple market sectors, including telecommunications, data communications, networking servers and cloud computing, storage, femtocell and macrocell base-stations, set-top boxes, embedded and mobile applications. Additionally, certain products address clocking needs within test and measurement, instrumentation and industrial markets.

•
ClockWorks™FUSION - Integrated Clocking Solution. In 2012 the Company announced a clocking solution with integrated quartz crystal that provides several elements of the timing chain within a single package. By integrating the clock tree in a single device, these products can enable simpler customer design, improved signal integrity necessary for high bandwidth and reduced bill of materials and board area.  These devices are designed to be quickly configurable to meet customers' unique requirements. These devices meet stringent requirements for high speed data links in servers, storage, networking, telecom and base-station equipment.

•
ClockWorks™ FLEX - Low Jitter Clock Generators. The Company offers a set of configurable low jitter clock generators. Useful in clocking high speed data links in, telecommunications, networking, storage, servers, and base station applications, this family of products offers integration and performance benefits that reduce component count and simplify end customer designs.

•
PicoPLL™ - Low Power and General Purpose Clock Generators. The Company's acquisition of Phaselink has enabled it to address customized, general purpose, low power and consumer clock generation requirements.  These clock generators are used in femtocell, set-top box, mobile/battery operated and embedded applications and are also applicable in control plane and processor or FPGA clocking applications within telecommunications, servers, networking and storage systems.

•
Precision Edge® - Clock Distribution. These products provide clock fanout, distribution, signal level shifting, frequency scaling and multiplexing of high performance clocks.  They are used in servers, telecommunications, networking, storage, instrumentation, industrial and test and measurement markets.

High-Speed Communications Market. The Company's timing and communications product group also develops and produces Clock and Data Recovery (CDR), Serializer/Deserializer (SERDES), Physical Media Dependent (PMD) devices such as burst-mode and continuous mode limiting post amplifiers, laser diode drivers, integrated single chip transceivers, and optical module controller circuits for high speed communications products. Primary applications are fiber optic communications systems and modules targeted at FTTH PON, SONET/SDH/OTN telecommunications, enterprise data communications, storage area networks, and wireless base station infrastructure.

 LAN Communications. Micrel's LAN product group offers a broad range of PHY, MAC, switch and SoC products for the 10/100/1000 Megabit Ethernet standard. The primary applications for the products are digital home networks, enterprise, industrial and automotive Ethernet systems.

The Company's future success will depend in part upon the timely completion, introduction and market acceptance of new standard products. The standard products business can be characterized as having shorter product lifecycles, greater pricing pressure, larger competitors and more rapid technological change as compared to the Company's custom and foundry products business.

Other Products

Micrel offers various combinations of design, process and foundry services including Micro Electro Mechanical Systems (MEMS) manufacturing capability. MEMS are highly specialized and dedicated devices. They are used to make pressure, temperature, chemical and vibration sensors, light reflectors and switches as well as accelerometers for airbags, vehicle controls, pacemakers and games.  The technology is also used in inkjet print heads, micro actuators for read/write heads and all-optical switches that reflect light beams.

The Company generally provides customers with the following alternatives:

R&D Foundry. Micrel modifies a process or develops a new process for a customer. Using that process and mask sets provided by the customer, Micrel manufactures fabricated wafers for the customer.

Foundry. Micrel duplicates a customer's process to manufacture fabricated wafers designed by the customer.

Sales, Distribution and Marketing

The Company sells its products through a worldwide network of independent sales representatives, sell-through distributors and sell-in distributors and through direct sales staff.

The Company sells its products in Europe through direct sales staff in the United Kingdom, Germany and France as well as independent sales representative firms, independent sell-through distributors and independent sell-in distributors. Asian sales are handled through Micrel sales offices in Korea, Japan, Taiwan, China and Singapore, independent sell-through distributors and independent sell-in distributors. The sell-in distributors may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an original equipment manufacturer ("OEM") customer.

In 2012, sales to customers in North America, Asia and Europe accounted for 27%, 61% and 12%, respectively, of the Company's net revenues. In 2011, sales to customers in North America, Asia and Europe accounted for 28%, 58% and 14%, respectively, of the Company's net revenues. In 2010, North America, Asia and Europe accounted for 27%, 60% and 13%, respectively, of the Company's net revenues.  The Company's standard products are sold throughout the world, while its custom and foundry products are primarily sold to North American customers. The Company's net revenues by country, including the United States, are included in Note 14 of Notes to Consolidated Financial Statements.

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

Customers

For the year ended December 31, 2012, one OEM customer accounted for 10% of the Company’s net revenues and two worldwide distributors accounted for 22% and 15%, respectively, of the Company’s net revenues. For the year ended December 31, 2011, no OEM customer accounted for more than 10% of the Company’s net revenues and two worldwide distributors accounted for 24% and 16%, respectively, of the Company’s net revenues.  For the year ended December 31, 2010, no OEM customer accounted for more than 10% of the Company's net revenues and two worldwide distributors accounted for 19% and 17%, respectively, of the Company's net revenues.

Design and Process Technology

Micrel derives competitive advantages from having process technologies that are uniquely suited for the products it develops. Developing or having access to state of the art and cost effective process technologies is especially important for Micrel's high performance linear and power solutions products. Micrel's high performance linear and power proprietary design technology depends on the skills of its analog design teams. These teams rely on state of the art design tools, and emphasis on circuit innovation, control theory and mathematical rigor.

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

Additionally, Micrel has an array of BCD1.2u and CSI1.2u and above processes, as well as high speed Silicon Germanium capability. The Company's device, packaging and testing capabilities also enable a variety of competitive advantages.

The Company utilizes third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2012, approximately 13% of Micrel's wafer requirements were fabricated at third-party foundry suppliers, including all of Micrel's LAN products.

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

In 2012, 2011and 2010, the Company spent $57.2 million, $50.0 million and $46.3 million, respectively, on research and development. The Company expects that it will continue to spend substantial funds on research and development activities.

Patents and Intellectual Property Protection

Micrel seeks patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to the Company. The Company currently holds 333 United States patents on semiconductor devices and methods, with various expiration dates through 2032. The Company has applications for 37 United States patents pending. In addition, the Company holds 74 issued foreign patents and has applications for 27 foreign patents pending.

Supply of Materials and Purchased Components

Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for the Company’s LAN products is primarily dependent upon two large third-party wafer foundry suppliers.

Manufacturing

The Company fabricates the majority of its wafers at the Company’s wafer fabrication facility located in San Jose, California, while a small percentage of wafer fabrication is subcontracted to outside foundries, including 100% of Micrel's LAN product wafer requirements. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 28,000 square foot clean room facility, which provides production processes. Approximately 70% of the San Jose facility's clean room space is classified as a Class 1 facility, which means that the facility achieves a clean room level of fewer than 1 foreign particle larger than 0.3 microns in size in each cubic foot of space. The remainder of the facility's clean room space is classified as Class 10, achieving fewer than 10 foreign particles larger than 0.3 microns in size in each cubic foot of space. The facility uses six-inch wafer technology. The Company also owns approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility and administrative offices.

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

The standard products market for analog ICs is diverse and highly fragmented, and the Company encounters different competitors in its various market areas. The Company's principal linear and power competitors include Linear Technology Corporation, Maxim Integrated Products, Inc. and Texas Instruments Incorporated in one or more of its product areas. Other competitors include Freescale Semiconductor, Inc., Intersil Corporation, Fairchild Semiconductor International, Inc., Skyworks Solutions, Inc., Semtech Corporation and ON Semiconductor Corporation. Most of these companies have substantially greater technical, financial and marketing resources and greater name recognition than the Company. The Company's principal competitors for products targeted at the timing and communications market are ON Semiconductor, Analog Devices, Inc., Maxim Integrated Products, Inc., Vitesse Semiconductor Corp., Integrated Device Technology, Inc. and Mindspeed Technologies, Inc. The primary competitors for Micrel's LAN products are Broadcom Corp., Marvell Technology Group Ltd. and a number of Taiwanese companies.

With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products, and price. The Company believes that it competes favorably in all these areas.

Backlog

At December 31, 2012, the Company's backlog was approximately $67 million, substantially all of which is scheduled to be shipped during the first six months of 2013.  At December 31, 2011, backlog was approximately $58 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. The Company's backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to the United States, Canadian and certain other international sell-through distributors who receive significant return rights and price adjustments from the Company are not recognized as revenue by the Company until the product is sold from the sell-through distributor stock and through to the end-users. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of the Company's sales are shipped in the same quarter that the orders are received, the Company's backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in the Company's manufacturing process. The Company believes that its activities conform to present environmental regulations.

Employees

As of December 31, 2012, the Company had 796 full-time employees as compared to 781 at December 31, 2011. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage.

Segment Information

The Company has two reportable segments: standard products and other products, which consist primarily of custom and foundry products. Segment financial information is presented in Note 14 of Notes to the Consolidated Financial Statements, which is incorporated by reference herein.

ITEM 1 A. RISK FACTORS

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

Disruption in financial markets may adversely affect the Company’s business in a number of ways. The unprecedented contraction and extreme disruption of the credit and financial markets in the United States, Europe and Asia that began in 2007 led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. A similar tightening of credit in financial markets in the future may limit the ability of the Company’s customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for the Company’s products or reduced ability to finance operations to supply products to the Company. The Company cannot predict the likely duration and severity of disruptions in financial markets and adverse economic conditions in the United States and other countries. Further, fluctuations in worldwide economic conditions make it extremely difficult for the Company to forecast future sales levels based on historical information and trends. Visibility into customer demand is limited due to short order lead times. Portions of the Company’s expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent the Company does not achieve its anticipated levels of sales, its gross profit and net income could be adversely affected.

The Company has generated a substantial portion of its net revenues from export sales. The Company believes that a substantial portion of its future net revenues will continue to depend on export sales to customers in international markets, including Asia. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, natural disasters, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation or deflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of the Company’s products in the local currencies of the foreign markets it serves. This would result in making the Company’s products relatively more expensive than its competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, the Company sells to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect the Company’s future revenues, financial condition, results of operations or cash flows.

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

The short lead-time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, sell-in distributors and sell-through distributors to carry inventory to meet short-term requirements and minimize their investment in on-hand inventory. Customers have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand. As a consequence of the short lead-time environment and corresponding unpredictability of customer demand, the Company has increased its inventories over the past several years to maintain reliable service levels. If actual customer demand for the Company’s products is different from the Company’s estimated demand, delivery schedules may be impacted, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect the Company’s business, financial condition, results of operations, or cash flows.

In addition, the Company uses sell-in distributors and sell-through distributors that carry inventory to service the volatile short-term demands of end customers. However, like many of its competitors, the Company generally recognizes revenue on sales of product to sell-in distributors upon shipment, so fluctuations in inventory accumulation by sell-in distributors can exacerbate fluctuations in revenue from sales to such sell-in distributors. Also, should the relationship with a sell-through distributor or sell-in distributor be terminated, the level of product returns could be higher than the returns allowance established, which could negatively affect the Company’s revenues and results of operations.

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

New rules that impose diligence and disclosure requirements relating to “conflict minerals” may force the Company to incur significant expenses, may result in damage to its business reputation and may adversely impact its business, financial condition or operating results. In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission (“SEC”) adopted rules imposing diligence and disclosure requirements on companies that use certain minerals referred to as "conflict minerals" regardless of their actual country of origin, in their products. Some of these metals are commonly used in electronic components and devices, including the Company's products. These new requirements require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. The Company's supply chain is very complex, with many suppliers that may not be obligated to investigate their own supply chains for the components and parts used in the Company's products. As a result, the Company may incur significant expenses to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in its products. In addition, because the Company's supply chain is so complex, the Company may not be able to sufficiently verify the origin of all the relevant metals used in its products through the due diligence procedures that the Company will implement, which may harm its business reputation. The Company may also face difficulties in satisfying its customers if they require the Company to prove or certify that its products are "conflict free" in the event that the customers need to know whether the Company's conflict mineral status satisfies their SEC reporting obligations. If the Company is not able to meet the requirements, customers may choose to disqualify the Company as a supplier. These rules may also affect the sourcing and availability of minerals used in the manufacturing of the Company's semiconductor devices as there may be only a limited number of suppliers offering conflict free components that can be used in the Company's products. There can be no assurance that the Company will be able to obtain such components in sufficient quantities or at competitive prices. The cost of compliance to the Company's service providers, foundries, subcontractors and suppliers could also be passed along to the Company, resulting in higher prices for the materials or components that the Company uses in its products. Any of these outcomes could adversely impact the Company's business, financial condition or operating results.

Company-Specific Risks

In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:

An important part of the Company’s strategy is to continue to focus on the market for high-speed communications ICs. Should demand from the Company’s customers in this end market decrease, or if lower customer demand for the Company’s timing and communications products materializes, the Company’s future revenue growth and profitability could be adversely affected.

The wireless handset (cellular telephone) market comprises a significant portion of the Company’s net revenues. The Company derives a significant portion of its net revenues from customers serving the wireless handset market. Due to the highly competitive and fast changing environment in which the Company’s wireless handset customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company’s wireless handset customers’ acceptance of Micrel’s products decreases, or if these customers lose market share or accumulate too much inventory of completed handsets, the demand for the Company’s products could decline sharply, which could adversely affect the Company’s revenues and results of operations.

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

The Company has invested in certain auction rate securities that may not be accessible for more than 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At December 31, 2012, the Company held $4.7 million in principal of auction rate notes secured by student loans. As of December 31, 2012, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $346,000 net of tax ($543,000 pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 1 of Notes to Condensed Consolidated Financial Statements.

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

If the Company’s distributors or sales representatives stop selling or fail to successfully promote its products, the Company’s business, financial condition and results of operations could be adversely impacted. Micrel sells many of its products through sales representatives and distributors. The Company’s non-exclusive distributors and sales representatives may carry its competitors’ products, which could adversely impact or limit sales of the Company’s products. Additionally, they could reduce or discontinue sales of the Company’s products or may not devote the resources necessary to adequately sell the Company’s products. The Company’s agreements with its sell-through distributors contain limited provisions for return of products, including stock rotations whereby distributors may return a percentage of their purchases based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some or all of their prior purchases. The loss of business from any of the Company’s significant distributors or the delay of significant orders from any of them could materially and adversely harm the Company’s business, financial conditions and results of operations.

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

The integration of PhaseLink into the Company’s business and potential future acquisitions that the Company may pursue involve a number of risks. If the Company is unable to address and resolve these risks successfully, such integrations or acquisitions could disrupt its business. On April 2, 2012, the Company acquired PhaseLink and is in the process of integrating PhaseLink's business with the Company’s business. In addition, the Company may in the future acquire other businesses, products or technologies to expand its product offerings and capabilities, customer base and business. Any of these transactions could be material to the Company’s financial condition and results of operations. The anticipated benefits of these acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where the Company may face acquisition-related risks include:

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

The Company also leases small sales and technical facilities located in Austin, TX; Richardson, TX; Perkasie, PA; Santa Cruz, CA; San Diego, CA; Hong Kong; Bundang, Korea; Taipei, Taiwan; HsinChu, Taiwan; Shenzhen, P.R. China; Shanghai, P.R. China; Singapore; Yokohama, Japan; Newbury, U.K.; Swindon, U.K.; Livingston, Scotland; Frankfurt, Germany; and Villebon, France.

The Company believes that its existing facilities are adequate for its current manufacturing needs. The Company believes that if it should need additional space, such space would be available at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDING
The information included in Note 13 of Notes to Consolidated Financial Statements under the caption "Litigation" in Item 15 of Part IV is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol "MCRL." The following table sets forth the intraday high and low sales price per share of our common stock for the periods indicated.

Year Ended December 31, 2012	High	Low
Fourth quarter	$10.63	$8.89
Third quarter	$11.17	$8.94
Second quarter	$11.05	$9.09
First quarter	$12.54	$9.70

Year Ended December 31, 2011	High	Low
Fourth quarter	$12.84	$9.02
Third quarter	$10.86	$8.81
Second quarter	$14.68	$9.74
First quarter	$14.98	$12.27

The reported last sale price of the Company’s Common Stock on the NASDAQ Global Select Market on December 31, 2012 was $9.50 per share. The approximate number of holders of record of the shares of the Company’s Common Stock was 298 as of March 8, 2013. This number does not include shareholders whose shares are held in trust by other entities. The actual number of beneficial shareholders is greater than this number of holders of record.

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

Dividend Policy

During the year ended December 31, 2012, the Company paid quarterly cash dividends in the amount of $0.04 per common share in each of the first three quarters and $0.0425 per common share in the last quarter for a total of $9.6 million.  In addition, on December 7, 2012, the Company declared an accelerated cash dividend of $0.0425 per share of common stock which was paid on December 27, 2012, to shareholders of record as of December 18, 2012, for a total of $2.5 million. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

During the year ended December 31, 2011, the Company paid quarterly cash dividends in the amount of $0.035 per common share in each of the first two quarters and $0.04 per common share in each of the last two quarters for a total of $9.4 million.

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

Stock Performance Graph

The following graph compares a $100 investment in Micrel common stock over the five-year period from the end of 2007 through the end of 2012, with a similar investment in the NASDAQ Composite and the Philadelphia Semiconductor index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 30, 2011	December 31, 2012(1)
Micrel, Incorporated	100.00	88.03	100.60	161.42	127.29	121.92
NASDAQ Composite	100.00	59.46	85.55	100.02	98.22	113.85
Philadelphia Semiconductor Index	100.00	52.00	88.20	100.93	89.31	94.12

__________
(1) Stock performance calculation included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Micrel, Incorporated under the Securities Act or the Exchange Act.

Unregistered Sales of Equity Securities

The Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

In February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved an extension of the termination date of the authorized repurchase plan from December 31, 2010 to the date on which the total authorized aggregate amount was expended. In May 2011, the Company announced that its Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock which increased the total approval for repurchase to $60.0 million. On July 26, 2012, the Company announced that its Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock, which increased the total approval for repurchase since February 2010 to $90.0 million. The total available for repurchase, as of December 31, 2012, was $19.1 million.
The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by the Company’s management, based on its evaluation of market conditions, cash on hand and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 2012	215,776	$10.62	215,776	$21,402
February 2012	88,719	11.21	88,719	20,407
March 2012	260,650	10.41	260,650	17,694
Total Q1 2012	565,145	10.62	565,145
April 2012	284,800	9.87	284,800	14,882
May 2012	271,400	10.41	271,400	12,057
June 2012	316,100	9.67	316,100	9,000
Total Q2 2012	872,300	9.97	872,300
July 2012	324,316	9.42	324,316	5,943
August 2012	597,445	9.79	597,445	30,094
September 2012	460,935	10.48	460,935	25,263
Total Q3 2012	1,382,696	9.93	1,382,696
October 2012	611,407	10.01	611,407	19,142
Total	3,431,548		3,431,548

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below is not necessarily indicative of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes thereto included elsewhere in this report. The selected consolidated income statement data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 are derived from the Company's audited consolidated financial statements included elsewhere in this report. The selected consolidated income statement data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from the Company's audited consolidated financial statements not included in this report.

Income Statement Data (1):	Years Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008

Net revenues	$250,112	$259,025	$297,366	$218,887	$259,360
Cost of revenues*	117,185	115,881	128,535	105,134	116,351
Gross profit	132,927	143,144	168,831	113,753	143,009
Operating expenses:
Research and development*	57,182	49,952	46,271	46,522	54,947
Selling, general and administrative*	48,010	46,415	47,590	37,325	44,405
Proxy contest expense (credits)	—	—	—	(550)	4,153
Equipment impairment and restructuring charges (credits)	—	—	—	6,514	(842)
Total operating expenses	105,192	96,367	93,861	89,811	102,663
Income from operations	27,735	46,777	74,970	23,942	40,346
Other income, net	559	825	492	688	2,936
Income before income taxes and noncontrolling interest	28,294	47,602	75,462	24,630	43,282
Provision for income taxes	15,966	13,742	24,927	8,323	14,956
Net income	12,328	33,860	50,535	16,307	28,326
Less: Net income attributable to noncontrolling interest	(10)	—	—	—	—
Net income attributable to Micrel, Incorporated shareholders	$12,318	$33,860	$50,535	$16,307	$28,326

Net income per share attributable to Micrel, Incorporated shareholders:
Basic	$0.21	$0.55	0.81	0.26	0.40
Diluted	$0.20	$0.54	0.81	0.26	0.40

Shares used in computing per share amounts:
Basic	59,623	61,609	62,030	63,576	70,549
Diluted	60,288	62,371	62,557	63,644	70,653

Cash dividends per common share (2)	$0.205	$0.150	$0.140	$0.140	$0.140

*Share based compensation included in:
Cost of revenues	$1,178	$1,009	$798	$670	$974
Research and development	3,132	2,401	1,808	1,619	2,086
Selling, general and administrative	3,282	2,444	2,119	1,675	2,119

Balance Sheet Data(1):	December 31,
(in thousands)	2012	2011	2010	2009	2008
Working capital	$143,579	$175,372	$141,456	$100,998	$110,129
Total assets	281,454	308,018	300,694	244,379	258,764
Long-term debt and other obligations	3,813	6,404	5,660	7,532	4,756
Total shareholders' equity	221,104	244,518	221,886	183,769	206,811

_________
(1) During the fourth quarter of 2012, the Company identified several income tax provision and income tax balance sheet classification errors that impacted its previously issued consolidated financial statements for the years ended December 31, 2011, 2010, 2009, 2008, and prior. The Company evaluated the materiality of these errors on prior periods' financial statements in accordance with ASC 250 (SEC's Staff Accounting Bulletin No. 99, Materiality), and concluded that they did not, individually or in the aggregate, result in a material misstatement of the Company's previously issued consolidated financial statements. However, the Company also concluded that the effect of recording all corrections in the fourth quarter and year ended December 31, 2012 would have been material and misleading to the users of the financial statements. In accordance with ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”), the financial statements of prior periods presented in the selected financial data have been revised to correct the errors. The impact of the corrections on 2011 and 2010 is presented in Note 1 of Notes to Consolidated Financial Statements. For the year ended December 31, 2009, the revision resulted in an increase to net income of $13,000 and a corresponding decrease to the provision for income taxes. For the year ended December 31, 2008, the revision resulted in an increase to net income of $69,000 and a corresponding decrease to the provision for income taxes.

For the balance sheet data presented as of December 31, 2011, the revision resulted in an increase to working capital of $304,000 consisting of an increase to current deferred tax assets of $348,000 offset by a decrease to income tax receivable of $44,000. Total assets were decreased by $2.0 million consisting of a decrease to non-current deferred tax assets of $2.3 million and a decrease to income tax receivable of $44,000 offset by an increase to current deferred tax assets of $348,000. The revision resulted in a decrease to long term-debt and other obligations of $46,000 recorded for a decrease to long-term income tax payable. Total shareholders' equity was revised for a decrease to retained earnings of $1.9 million.

For the balance sheet data presented as of December 31, 2010, the revision resulted in an increase to working capital of $242,000 consisting of an increase to income tax receivable of $154,000 and an increase to current deferred tax assets of $88,000. Total assets were decreased by $1.8 million consisting of a decrease to non-current deferred tax assets of $2.0 million offset by an increase to income tax receivable of $154,000 and an increase to current deferred tax assets of $88,000. The revision resulted in a decrease to long-term debt and other obligations of $4,000 recorded for a decrease to long-term income tax payable. Total shareholders' equity was revised for a decrease to retained earnings of $1.8 million.

For the balance sheet data presented as of December 31, 2009, the revision resulted in a decrease to working capital of $1.3 million consisting of a decrease to income tax receivable of $1.4 million offset by an increase to current deferred tax assets of $88,000. Total assets were decreased by $1.6 million consisting of a decrease to income tax receivable of $1.4 million and a decrease to non-current deferred tax assets of $311,000 offset by an increase to current deferred tax assets of $88,000. The revision resulted in an increase to long-term debt and other obligations of $3,000 recorded for an increase to long-term income tax payable. Total shareholders' equity was revised for a decrease to retained earnings of $1.6 million.

For the balance sheet data presented as of December 31, 2008, the revision resulted in a decrease to working capital of $1.3 million consisting of a decrease to income tax receivable of $1.4 million offset by an increase to current deferred tax assets of $88,000. Total assets were decreased by $1.6 million consisting of a decrease to income tax receivable of $1.4 million and a decrease to non-current deferred tax assets of $311,000 offset by an increase to current deferred tax assets of $88,000. The revision resulted in an increase to long-term debt and other obligations of $16,000 recorded for an increase to long-term income tax payable. Total shareholders' equity was revised for a decrease to retained earnings of $1.6 million.

(2) Cash dividends per common share for 2012 included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report. In preparing the consolidated financial statements for the year ended December 31, 2012, the Company's management identified several income tax provision and income tax balance sheet classification errors that impacted the Company's previously issued consolidated financial statements. Affected prior period amounts contained in this report, including in the following discussion, have been revised to reflect the correction of these errors. For more information, see Note 1 of Notes to Consolidated Financial Statements.

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

To enhance the readers' understanding of the Company's performance, the following chronological overview of the Company's results for the years 2010 through 2012 have been provided.

For the year ended December 31, 2010, revenues increased 36% to $297.4 million from $218.9 million for the year ended December 31, 2009. This increase was due to greater overall demand from customers in all of the Company's geographies and end markets, which resulted from improved macro-economic conditions, an expanded sales force, solid operational execution and increased shipments of new products.  Gross margin for 2010 increased to 56.8%, from 52.0% for 2009. This increase was primarily due to improved factory utilization and, to a lesser extent, a reduced sales mix of lower margin products shipped to the wireless handset market as compared to 2009. Operating margin for 2010 was 25.2% which represents the highest level in a decade.  Net income increased over 200% in 2010 to $50.5 million, or $0.81 per diluted share, as compared to net income of $16.3 million, or $0.26 per diluted share in 2009. The 2010 diluted earnings per share of $0.81 was an all-time annual record for Micrel and surpassed its previous record of $0.75, which was achieved in 2000 when total revenues were 16% higher than revenues in 2010. The increase in diluted earnings per share was due in part to a 36% decrease in the number of diluted shares in 2010, as compared to 2000, as a result of the Company’s share repurchase program.  During 2010 cash, cash equivalents and short term investments increased more than 50% to $109.2 million as compared to 2009, and the Company generated $73.1 million in cash flows from operations. In addition, in 2010 the Company repurchased $16.1 million of its common stock, and paid $8.6 million in dividends to shareholders.

For the year ended December 31, 2011, revenues decreased 12.9% to $259.0 from $297.4 million for the year ended December 31, 2010. This decrease was due to lower customer demand across most of the Company’s geographies and end markets, which resulted from global macro-economic conditions. Gross margin for 2011 decreased to 55.3% from 56.8% for 2010. This decrease was primarily due to a shift in mix to lower margin consumer-oriented products and lower factory utilization. Operating margin for 2011 was 18.1% which decreased from the record level of 25.2% in 2010. Net income was $33.9 million, or $0.54 per diluted share, compared with $50.5 million, or $0.81 per diluted share, in 2010. At December 31, 2011, cash, cash equivalents and short term investments were $137.9 million, an increase of $28.6 million from $109.2 million in 2010. The Company generated $50.1 million in cash flows from operations in 2011. In addition, in 2011 the Company repurchased $20.3 million of its common stock, and paid $9.4 million in dividends to shareholders.
For the year ended December 31, 2012, revenues decreased 3.4% to $250.1 million from $259.0 million for the year ended December 31, 2011. The decrease was primarily due to the continued global downturn which impacted Europe to a greater degree resulting in less demand of the Company's products, partially offset by an increase of revenues from Asia due to added revenues from the acquisition of PhaseLink since the second quarter of 2012. The book-to-bill ratio was approximately one for the full year of 2012. Gross margin for 2012 decreased to 53.1% from 55.3% for 2011. The decrease was primarily due to lower factory utilization and increased inventory reserve charges. Operating margin for 2012 decreased to 11.1% from 18.1% for 2011 principally due to lower sales and increased spending in research and development. Net income was $12.3 million, or $0.20 per diluted share, compared with $33.9 million, or $0.54 per diluted share, in 2011. During 2012, cash, cash equivalents and short term investments decreased by $34.2 million from $137.9 million primarily due to repurchases of the Company's common stock totaling $34.6 million and $12.1 million paid in dividends to shareholders. Additionally, during 2012, the Company paid a total of $17.4 million net of cash acquired for the acquisition of PhaseLink.

The Company derives a substantial portion of its net revenues from standard products. For 2012, 2011 and 2010, the Company's standard products sales accounted for 96%, 96%, and 97%, respectively, of the Company's net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets that it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part I Item 1A. "Risk Factors" of this Report. As a result of the foregoing or other factors, including global economic conditions, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition and results of operations or cash flows.

Revision of Prior Period Financial Statements

During the fourth quarter of 2012, the Company's management identified several income tax provision and income tax balance sheet classification errors that impacted the Company's previously issued consolidated financial statements for the years ended December 31, 2011, 2010, 2009, 2008, and prior. The Company assessed the materiality of these errors on prior periods' financial statements in accordance with ASC 250 (SEC's Staff Accounting Bulletin No. 99, Materiality), and concluded that the errors were not material to any prior annual or interim periods but would be material to the fourth quarter and year ended December 31, 2012 if the entire correction of such errors was recorded in 2012. In accordance with ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”), the financial statements of prior periods presented herein in this Report on Form 10-K have been revised. The revision had no impact on the Company's total cash flows from operating, investing or financing activities for all the prior periods affected. See Note 1 of Notes to Consolidated Financial Statements and the unaudited Supplemental Quarterly Financial information for the impact of the revisions.

Critical Accounting Policies and Estimates

The financial statements included in this Form 10-K and discussed within this Management's Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of the Company's significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements. The Company considers certain accounting policies related to revenue recognition, inventory valuation, share-based accounting and income taxes to be critical to the fair presentation of its financial statements.

Revenue Recognition and Receivables. The Company generates revenue by selling products to OEMs, sell-through distributors and sell-in distributors. Sell-in distributors may buy and stock the Company’s products for resale or may act as the Company’s sales representative in arranging for direct sales from the Company to an OEM customer. The Company’s policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

The Company allows certain sell-through distributors located in North America and Europe, and in certain countries in Asia, to have price protection and pricing adjustments subsequent to the initial product shipment. As these price concessions have historically been significant, and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these sell-through distributors until they have resold the Company’s products to their customers. Although revenue and related cost of sales are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment. As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the sell-through distributor upon shipment.

In addition, where revenue is deferred upon shipment and recognized on a sell-through basis, the Company may offer price adjustments to its sell-through distributors to allow the distributor to price the Company’s products competitively for specific resale opportunities. The Company estimates and records an allowance for distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received by the Company.

Sales to OEM customers and sell-in distributors are recognized based upon the shipment terms of the sale transaction when all other revenue recognition criteria have been met. The Company does not grant return rights, price protection or pricing adjustments to OEM customers. The Company offers limited contractual stock rotation rights to sell-in distributors. In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain sell-in distributors on an exception basis. At the time of shipment to OEMs and sell-in distributors, an allowance for returns is established based upon historical return rates, and an allowance for price adjustments is established based on an estimate of price adjustments to be granted. Actual future returns and price adjustments could be different than the allowance established.

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

Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of December 31, 2012, due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013, it became more likely than not that all of the Company's California deferred tax assets would not be recognized. As such, a valuation allowance was recorded on the California deferred tax assets as of December 31, 2012. The Company believed that future taxable income levels would be sufficient to realize the tax benefits of the remaining deferred tax assets and has not established a valuation allowance. Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase the Company's tax provision in the period of such determination.

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

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	46.9	44.7	43.2
Gross profit	53.1	55.3	56.8
Operating expenses:
Research and development	22.8	19.3	15.6
Selling, general and administrative	19.2	17.9	16.0
Total operating expenses	42.0	37.2	31.6
Income from operations	11.1	18.1	25.2
Total other income, net	0.2	0.3	0.2
Income before income taxes and noncontrolling interest	11.3	18.4	25.4
Provision for income taxes	6.4	5.3	8.4
Net income	4.9	13.1	17.0
Less: net income attributable to noncontrolling interest	—	—	—
Net income attributable to Micrel, Incorporated shareholders	4.9%	13.1%	17.0%

Net Revenues. Net revenues decreased 3% to $250.1 million for the year ended December 31, 2012 compared to $259.0 million in 2011. Standard product revenues, which represented 96% of net revenues, decreased 4% to $240.4 million for the year ended December 31, 2012, compared to $249.7 million for 2011. These decreases were primarily due to lower customer demand across the Company’s end markets and geographies which resulted primarily from continued global macroeconomic conditions partially offset by revenues from the acquisition of PhaseLink. Other products revenues, which consist of custom and foundry product revenues, increased 5% to $9.7 million of net revenues for the year ended December 31, 2012, compared to $9.3 million for 2011. The increase was primarily due to higher demand in custom products.

Net revenues decreased 13% to $259.0 million for the year ended December 31, 2011 compared to $297.4 million in 2010. Standard product revenues, which represented 96% of net revenues, decreased 14% to $249.7 million for the year ended December 31, 2011, compared to $289.3 million for 2010. These decreases were due to lower customer demand across the Company’s geographies and end markets, which resulted primarily from global macroeconomic conditions. Other products revenues, which consist of custom and foundry product revenues, increased 16% to $9.3 million of net revenues for the year ended December 31, 2011, compared to $8.0 million for 2010. The increase was due primarily to an increase in foundry services.

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

International sales represented 73%, 72% and 73% of net revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Sales to customers in Asia represented 61% of net revenues for the year ended December 31, 2012 as compared to 58% of the Company’s net revenues for the year ended December 31, 2011 and 60% of the Company’s net revenues for the year ended December 31, 2010. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers. Asian-based manufacturers are typically more concerned about cost and less concerned about the capability of the integrated circuits they purchase. This can make it more difficult for U.S.-based companies to differentiate themselves in any manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company's gross margin decreased to 53% for the year ended December 31, 2012 from 55% for 2011. This decrease was primarily due to lower factory utilization and increased inventory reserve charges. For the year ended December 31, 2011, the Company's gross margin decreased to 55% from 57% for 2010. This decrease was primarily due to a shift in mix to lower margin consumer-oriented products and lower factory utilization.

Research and Development Expenses.  Research and development expenses as a percentage of net revenues represented 23% for the year ended December 31, 2012 compared to 19% for 2011. On a dollar basis, research and development expenses increased $7.2 million or 14.5% to $57.2 million for the year ended December 31, 2012 compared to $50.0 million for 2011. The increase was primarily due to increased mask expenses for research and development activities, consulting services, added headcount from the acquisition of PhaseLink and an impairment of $1.0 million for purchased technology which was replaced by more advanced technologies. For the year ended December 31, 2011, research and development expenses increased to $50.0 million from $46.3 million in 2010. The increase was primarily due to an increase in employee compensation costs. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 19% for the year ended December 31, 2012 as compared to 18% for 2011. On an absolute dollar basis, selling, general and administrative expenses increased $1.6 million or 3% to $48.0 million for the year ended December 31, 2012 from $46.4 million for 2011. The increase primarily resulted from increased spending on product marketing activities, added headcount expenses from the acquisition of PhaseLink and related amortization expenses of acquired intangible assets, increased share-based compensation expense and a payment for a legal settlement, which were partially offset by decreased profit sharing accruals and a reduction of selling expenses. For the year ended December 31, 2011, selling, general and administrative expenses decreased $1.2 million or 2% to $46.4 million from $47.6 million for 2010. This decrease was primarily due to decreased staffing levels, decreased sales commissions and decreased bonus compensation accruals.

Share-Based Compensation. Share-based compensation costs for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company's results of operations for the years ended December 31, 2012, 2011 and 2010 were impacted by the recognition of non-cash expense related to the fair value of share-based compensation awards. During 2012, the Company recorded $7.6 million in pre-tax share-based compensation expense, of which $1.2 million is included in cost of revenues, $3.1 million is included in research and development expense and $3.3 million is included in sales, general and administrative expense. During 2011, the Company recorded $5.9 million in pre-tax share-based compensation expense, of which $1.0 million is included in cost of revenues, $2.4 million is included in research and development expense and $2.4 million is included in sales, general and administrative expense.

Other Income, Net. Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income, offset by interest expense incurred on term notes.

Provision for Income Taxes. For the year ended December 31, 2012, the provision for income taxes was $16.0 million, or 56% of income before taxes, as compared to $13.7 million, or 29% of income before taxes for 2011 and $24.9 million or 33% of income before taxes for 2010. The increase in 2012 was primarily due to a valuation allowance of $7.6 million established against deferred tax assets due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. The provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effects of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits, the establishment of a California valuation allowance, and federal qualified production activity deductions. The tax provision for the year ended December 31, 2012 excluded the benefit from the federal research and development credit which expired on December 31, 2011. On January 2, 2013, a tax law was enacted to retroactively reinstate the federal research and development tax credit. The Company will recognize the benefit for 2012 in the first quarter of 2013.

Although it had been retroactively reinstated for 2012, the benefits could not be recorded for 2012 as the tax law was enacted not until January 2, 2013. The tax rate in 2013 will reflect two years of the benefit from the federal research and development tax credit.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at December 31, 2012 consisted of cash and cash equivalents and short-term investments of $103.6 million and a $5 million revolving line of credit from a commercial bank.

The Company generated $32.7 million in cash flows from operating activities for the year ended December 31, 2012. Cash flows from operating activities were primarily attributable to net income of $12.3 million plus non-cash activities of $30.5 million (consisting primarily of $12.5 million in depreciation and amortization, $9.7 million in deferred income taxes, $7.4 million in share-based compensation and $1.0 million in impairment of technology) combined with a $4.0 million increase in accounts payable and a $2.6 million decrease in income taxes receivable which were offset in part by a $4.9 million decrease in deferred income, a $4.7 million increase in inventories, a $3.5 million decrease in income tax payable, a $1.5 million increase in prepaid expenses and other assets, a $1.1 million increase in accounts receivable and a $0.8 million decrease in accrued compensation.

The Company generated $50.1 million in cash flows from operating activities for the year ended December 31, 2011. Cash flows from operating activities were primarily attributable to net income of $33.9 million plus non-cash activities of $19.7 million (consisting primarily of $11.2 million in depreciation and amortization, $5.4 million in share-based compensation and $3.1 million in deferred income taxes) combined with an $8.7 million decrease in accounts receivable, a $0.9 million increase in income tax payable, a $0.9 million increase in other accrued liabilities and a $0.5 decrease in inventories, which were offset in part by an $8.0 million decrease in deferred income, a $3.5 million decrease in accrued compensation and a $2.6 million decrease in accounts payable.

The Company generated $72.9 million in cash flows from operating activities for the year ended December 31, 2010. Cash flows from operating activities were primarily attributable to net income of $50.5 million plus non-cash activities of $12.1 million (consisting primarily of $13.1 million in depreciation and amortization and $4.7 million in share-based compensation, offset in part by $5.7 million in deferred income taxes) combined with a $15.2 million increase in deferred income, a $5.6 million increase in accrued compensation and a $4.4 million increase in accounts payable, which were offset in part by a $7.8 million increase in accounts receivable, a $2.5 million increase in inventories, a $4.0 million increase in income taxes receivable and a $2.3 million increase in prepaid and other assets.

The Company used $22.5 million of cash for investing activities during the year ended December 31, 2012, which was primarily comprised of $55.8 million for the purchase of short-term investments, $17.4 million related to the acquisition of PhaseLink, and $9.1 million for purchases of property, plant and equipment, which were offset in part by $57.0 million in proceeds from the sale of short-term investments and $3.1 million in proceeds from the sale of long-term investments.

The Company used $44.2 million of cash for investing activities during the year ended December 31, 2011, which was primarily comprised of $77.5 million for the purchase of short-term investments and $7.3 million for purchases of property, plant and equipment, which were offset in part by $34.4 million in proceeds from the sale of short-term investments and $6.2 million in proceeds from the sale of long-term investments.

The Company used $42.8 million of cash for investing activities during the year ended December 31, 2010, which was primarily comprised of $34.6 million for the purchase of short-term investments and $9.8 million for purchases of property, plant and equipment, which were offset in part by $1.5 million in proceeds from the sale of long-term investments.

The Company used $43.6 million of cash for financing activities during the year ended December 31, 2012, primarily for the repurchase of $34.6 million of the Company's common stock and $12.1 million for the payment of cash dividends, which were partially offset by $3.6 million in proceeds from employee stock transactions.

The Company used $20.0 million of cash for financing activities during the year ended December 31, 2011, primarily for the repurchase of $20.3 million of the Company's common stock, $9.4 million for the payment of cash dividends and $2.9 million in repayments of long-term debt, which were partially offset by $12.0 million in proceeds from employee stock transactions.

The Company used $26.2 million of cash for financing activities during the year ended December 31, 2010, primarily for the repurchase of $16.1 million of the Company's common stock, $8.6 million for the payment of cash dividends and $8.6 million in repayments of long-term debt, which were partially offset by $6.9 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $4 million to $8 million to purchase capital equipment and make facility improvements during the next 12 months primarily for manufacturing equipment and additional research and development related software and equipment.

On December 7, 2012, the Company declared an accelerated cash dividend of $0.0425 per share of common stock which was paid on December 27, 2012, to shareholders of record as of December 18, 2012. The total payment was $2.5 million. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

Under the Company’s stock repurchase program, as of December 31, 2012, the Company was authorized to repurchase an additional $19.1 million of its common stock.

The Company believes that its cash from operations, existing cash balances and short-term investments, and its credit facility will be sufficient to meet its cash requirements for at least the next 12 months. In the longer term, the Company believes future cash requirements will continue to be met by its cash from operations, credit arrangements and future debt or equity financings as required.

At December 31, 2012, the Company held $4.7 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of December 31, 2012.  The fair value of these notes, $4.2 million, has been classified as long-term investments as of December 31, 2012. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding the Company's investments, see Note 1 of Notes to Consolidated Financial Statements.

At December 31, 2012, the Company had cash and cash equivalents of $103.6 million.  Some of these available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of December 31, 2012, the Company had the following contractual obligations and commitments (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,154	$1,022	$1,089	$43	$—
Open purchase orders	17,971	17,971	—	—	—
Total	$20,125	$18,993	$1,089	$43	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5.0 million line of credit for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility, and a $15.0 million term loan facility to finance the repurchase of shares of the Company’s common stock. As of December 31, 2012, the Company had no borrowings under the line of credit facility.

As of December 31, 2012, the Company had $8.3 million of gross unrecognized tax benefits consisting of $2.8 million included in long-term income taxes payable, $266,000 included in current income taxes payable and $5.2 million recorded as a reduction to deferred taxes. The Company does not anticipate a significant change to the $2.8 million long-term uncertain income tax positions within the next 12 months. Due to the high degree of uncertainty regarding the settlement of these liabilities, the Company is unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2012 and 2011, the Company held $4.7 million and $7.8 million, respectively, in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes had failed as of December 31, 2012 and 2011. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of December 31, 2012, the Company has recorded a $0.3 million net of tax ($0.5 million pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. As of December 31, 2011, the Company has recorded a $0.6 million net of tax ($0.9 million pre-tax) temporary impairment of these securities to other comprehensive income. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At December 31, 2012 and 2011, the Company had no fixed-rate long-term debt subject to interest rate risk.

The Company previously held an interest rate swap contract, a derivative financial instrument, to partially offset its exposure to the effects of changes in interest rates on its variable-rate financing obligations.  The notional amount of the outstanding interest rate swap contract at December 31, 2010 was $1.4 million. The interest rate swap contract matured in April 2011 and was not renewed. At December 31, 2012 and 2011, there was no interest rate swap contract outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are set forth on pages 39 through 64 and supplementary data are set forth on pages 65 through 66, which follow Item 15, are incorporated herein by reference.

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

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepting accounting principles.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. In addition, any projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in the report entitled "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the criteria set forth in "Internal Control - Integrated Framework," management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

The Company excluded PhaseLink Company Limited from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 because this subsidiary was acquired in a business combination during 2012. PhaseLink Company Limited, a wholly owned subsidiary of the Company, represents 3% of total assets and 3% of net revenues of the related amounts reported in the Company's consolidated financial statements as of and for the year ended December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 "Exhibits and Financial Statement Schedules" of this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning the directors and officers of the Company is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders under the captions "Election of Directors" and "Certain Information with Respect to Executive Officers," respectively, and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The Company has an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and "audit committee financial experts" is incorporated by reference from the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders under the captions, "Committees and Meetings of the Board of Directors" and "Board Committees."

The information concerning compliance with Section 16(a) of the Exchange Act is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders under the caption "Section 16(A) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

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

Information regarding the Company’s code of conduct, also known as the "Worldwide Standards of Business Conduct," is set forth in the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is included under the caption "Compensation Discussion and Analysis" and "Executive Compensation" in the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning compensation committee interlocks and insider participation is included under the captions "Compensation Committee Interlocks and Insider Participation" in the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning the Compensation Committee Report is included in the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.  Such information shall be deemed "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any filing of the Company as a result of furnishing the disclosure in this manner except to the extent incorporated by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions "Certain Relationships and Related Transactions," "Director Independence" and "Board Committees" in the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Independent Registered Public Accounting Firm" in the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a) 1.
Financial Statements. The following financial statements of the Company and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this Report on the pages indicated:

		Page
	Report of Independent Registered Public Accounting Firm	38
	Consolidated Balance Sheets as of December 31, 2012 and 2011	39
	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	40
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	41
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	42
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	43
	Notes to Consolidated Financial Statements	44

2.
Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2012, 2011 and 2010, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

	Schedule II Valuation and Qualifying Accounts	66

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits. Those exhibits required by Item 601 of Regulation S-K to be filed, furnished or incorporated by reference as a part of this Report are listed on the Exhibit Index immediately preceding the exhibits filed and furnished herewith.	68

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders' of Micrel, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Micrel, Incorporated and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded PhaseLink Company Limited from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a business combination during 2012. We have also excluded Phaselink Company Limited from our audit of internal control over financial reporting. Phaselink Company Limited is a wholly-owned subsidiary of the Company whose total assets and net revenues represent 3% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/PricewaterhouseCoopers LLP
San Jose, California
March 18, 2013

MICREL, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,281	$60,610
Restricted cash	291	—
Short-term investments	76,349	77,265
Accounts receivable, less allowances: 2012, $812; 2011, $1,294	27,683	25,385
Inventories	42,256	36,286
Income taxes receivable	4,090	6,837
Prepaid expenses and other	2,355	2,883
Deferred income taxes	19,811	23,202
Total current assets	200,116	232,468
LONG-TERM INVESTMENTS	4,159	6,857
PROPERTY, PLANT AND EQUIPMENT, NET	60,692	60,884
GOODWILL	6,076	—
INTANGIBLE ASSETS, NET	7,906	—
DEFERRED INCOME TAXES	16	6,396
OTHER ASSETS	2,489	1,413
TOTAL	$281,454	$308,018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,936	$17,096
Accrued compensation	4,167	4,997
Accrued commissions	1,918	1,964
Other accrued liabilities	2,748	2,368
Deferred income on shipments to distributors	25,768	30,671
Total current liabilities	56,537	57,096
LONG-TERM INCOME TAXES PAYABLE	2,759	6,404
LONG-TERM DEFERRED INCOME TAXES	1,054	—
Total liabilities	60,350	63,500
COMMITMENTS AND CONTINGENCIES (Notes 11 and 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2012 - 58,153,665 shares; 2011 - 61,038,507 shares	—	206
Accumulated other comprehensive loss	(532)	(887)
Retained earnings	221,636	245,199
Total shareholders’ equity	221,104	244,518
TOTAL	$281,454	$308,018
The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

Year Ended December 31,	2012	2011	2010
NET REVENUES	$250,112	$259,025	$297,366
COST OF REVENUES (1)	117,185	115,881	128,535
GROSS PROFIT	132,927	143,144	168,831
OPERATING EXPENSES:
Research and development (1)	57,182	49,952	46,271
Selling, general and administrative (1)	48,010	46,415	47,590
Total operating expenses	105,192	96,367	93,861
INCOME FROM OPERATIONS	27,735	46,777	74,970
OTHER INCOME (EXPENSE):
Interest income	712	703	566
Interest expense	—	(19)	(223)
Other income (expense), net	(153)	141	149
Total other income, net	559	825	492
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	28,294	47,602	75,462
PROVISION FOR INCOME TAXES	15,966	13,742	24,927
NET INCOME	12,328	33,860	50,535
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	(10)	—	—
NET INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$12,318	$33,860	$50,535
NET INCOME PER SHARE ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS:
Basic	$0.21	$0.55	$0.81
Diluted	$0.20	$0.54	$0.81

CASH DIVIDENDS DECLARED PER SHARE (2)	$0.205	$0.150	$0.140

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	59,623	61,609	62,030
Diluted	60,288	62,371	62,557
(1) Share-based compensation expense included in:

Cost of revenues	$1,178	$1,009	$798
Research and development	3,132	2,401	1,808
Selling, general and administrative	3,282	2,444	2,119
(2) Included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

Year Ended December 31,	2012	2011	2010
NET INCOME	$12,328	$33,860	$50,535
Other comprehensive income:
Unrealized gains on investments	608	533	879
Income taxes	253	208	332
Other comprehensive income, net of taxes	355	325	547
COMPREHENSIVE INCOME	12,683	34,185	51,082
Less: comprehensive income attributable to noncontrolling interest	(10)	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$12,673	$34,185	$51,082

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts )

			Accumulated Other			Total
	Common Stock		Comprehensive	Retained	Noncontrolling	Shareholders'
	Shares	Amount	Income (Loss)	Earnings	Interest	Equity
Balances at December 31, 2009, as previously reported	62,348,268	$1,210	$(1,759)	$185,900	$—	$185,351
Correction of income tax provision errors (See Note 1 of Notes to Consolidated Financial Statements)				(1,582)		(1,582)
Balances at December 31, 2009, as adjusted	62,348,268	1,210	(1,759)	184,318	—	183,769
Net income	—	—	—	50,535	—	50,535
Other comprehensive income, change in net unrealized losses from investments, net of tax	—	—	547	—	—	547
Share-based compensation	—	4,722	—	—	—	4,722
Payment of cash dividends	—	—	—	(8,646)	—	(8,646)
Repurchases of common stock	(1,594,089)	(10,543)	—	(5,510)	—	(16,053)
Employee stock transactions	849,981	6,861	—	—	—	6,861
Tax effect of employee stock transactions	—	151	—	—	—	151
Balances at December 31, 2010	61,604,160	2,401	(1,212)	220,697	—	221,886
Net income	—	—	—	33,860	—	33,860
Other comprehensive income, change in net unrealized losses from investments, net of tax	—	—	325	—	—	325
Share-based compensation	—	5,886	—	—	—	5,886
Payment of cash dividends	—	—	—	(9,358)	—	(9,358)
Repurchases of common stock	(1,853,962)	(20,253)	—	—	—	(20,253)
Employee stock transactions	1,293,571	12,040	—	—	—	12,040
Tax effect of employee stock transactions	—	195	—	—	—	195
Purchases of common stock for withholding taxes on vested restricted stock	(5,262)	(63)	—	—	—	(63)
Balances at December 31, 2011	61,038,507	206	(887)	245,199	—	244,518
Net income	—	—	—	12,318	10	12,328
Other comprehensive income, change in net unrealized losses from investments, net of tax	—	—	355	—	—	355
Noncontrolling interest of PhaseLink	—	—	—	—	977	977
Acquisition of noncontrolling interest in PhaseLink	—	55	—	—	(987)	(932)
Share-based compensation	—	7,558	—	—	—	7,558
Payment of cash dividends	—	—	—	(12,072)	—	(12,072)
Repurchases of common stock	(3,431,548)	(10,742)	—	(23,809)	—	(34,551)
Employee stock transactions	599,980	3,642	—	—	—	3,642
Tax effect of employee stock transactions	—	(185)	—	—	—	(185)
Purchases of common stock for withholding taxes on vested restricted stock	(53,274)	(534)	—	—	—	(534)
Balances at December 31, 2012	58,153,665	$—	$(532)	$221,636	$—	$221,104

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Year Ended December 31,	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,328	$33,860	$50,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,465	11,178	13,091
Share-based compensation expense	7,592	5,854	4,725
Excess tax benefits from stock-based awards	(218)	(477)	(211)
Impairment of technology	1,000	—	—
Loss (gain) on disposal of assets	1	(13)	11
Deferred income tax provision (benefit)	9,654	3,104	(5,676)
Changes in operating assets and liabilities:
Accounts receivable	(1,135)	8,746	(7,801)
Inventories	(4,684)	455	(2,522)
Income taxes receivable	2,569	(136)	(4,046)
Prepaid expenses and other assets	(1,469)	(165)	(2,294)
Accounts payable	3,928	(2,576)	4,367
Income taxes payable	(3,508)	877	1,254
Accrued compensation	(830)	(3,454)	5,632
Accrued commissions	(46)	(103)	410
Other current liabilities	(100)	913	171
Deferred income on shipments to distributors	(4,903)	(7,975)	15,241
Net cash provided by operating activities	32,644	50,088	72,887
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PhaseLink’s net assets, net of cash acquired	(17,370)	—	—
Purchases of property, plant and equipment	(9,022)	(7,277)	(9,760)
Purchases of investments	(55,819)	(77,510)	(34,589)
Proceeds from sale and maturities of investments	60,108	40,585	1,500
Change in restricted cash	(291)	—	—
Net cash used in investing activities	(22,394)	(44,202)	(42,849)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(282)	(2,857)	(8,571)
Proceeds from the issuance of common stock	3,642	12,040	6,861
Repurchases of common stock	(34,551)	(20,253)	(16,053)
Payment of cash dividends	(12,072)	(9,358)	(8,646)
Purchase of stock for withholding taxes on vested restricted stock	(534)	(63)	—
Excess tax benefits from stock-based awards	218	477	211
Net cash used in financing activities	(43,579)	(20,014)	(26,198)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,329)	(14,128)	3,840
CASH AND CASH EQUIVALENTS - Beginning of year	60,610	74,738	70,898
CASH AND CASH EQUIVALENTS - End of year	$27,281	$60,610	$74,738
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2	$19	$223
Income taxes	7,060	11,164	33,125

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Micrel, Incorporated and its wholly-owned subsidiaries (the "Company") develops, manufactures and markets analog, mixed-signal and digital semiconductor devices. The Company also provides custom and foundry services which include silicon wafer fabrication, integrated circuit ("IC") assembly and testing. The Company’s standard ICs are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computing, communications, and industrial markets. The Company’s custom circuits and wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer, automotive and military applications. The Company produces the majority of its wafers at the Company’s wafer fabrication facilities located in San Jose, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities primarily located in Malaysia, Taiwan and China.

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

Revision of Prior Period Financial Statements — In preparing the consolidated financial statements for the year ended December 31, 2012, the Company's management identified several income tax provision and income tax balance sheet classification errors that impacted the Company's previously issued consolidated financial statements for the years ended December 31, 2011 and 2010. The Company has revised these periods to correct for the errors. In addition, there existed a $1.6 million error that was determined to relate to periods prior to December 31, 2010, which has been presented as a correction to opening retained earnings in the Consolidated Statements' of Shareholders' Equity.

Errors that impacted the year ended December 31, 2011 consisted of liquidating dividends ($198,000) from two closed foreign subsidiaries, and recognition of deemed dividends ($55,000) from certain foreign subsidiaries, offset by the reversal of interest accrued ($97,000) for the state apportionment reserve.

Errors that impacted the year ended December 31, 2010 consisted of the write-off of a deferred tax asset ($180,000) associated with net operating losses, and recognition of deemed dividends ($55,000) from certain foreign subsidiaries, offset by the reversal of interest accrued ($62,000) for the state apportionment reserve.

In addition, there were two balance sheet classification errors in which income tax receivable was understated by $1.5 million (long-term deferred tax assets were overstated by the same amount) related to R&D credits, and short-term deferred tax assets were understated by $260,000 (long-term deferred assets were overstated by the same amount) related to share-based compensation.

The Company evaluated the materiality of these errors on prior periods' financial statements in accordance with ASC 250 (SEC's Staff Accounting Bulletin No. 99, Materiality), and concluded that they did not, individually or in the aggregate, result in a material misstatement of the Company's previously issued consolidated financial statements. However, the Company also concluded that the effect of recording all corrections in the fourth quarter and year ended December 31, 2012 would have been material and misleading to the users of the financial statements. In accordance with ASC 250 (SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,”), the financial statements of prior periods have been revised to correct the errors. The revision had no impact on the Company's total cash flows from operating, investing or financing activities for all the prior periods affected.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

Following are the line items within the consolidated financial statements for and as of the years ended December 31, 2011 and 2010 that have been impacted by the revisions.

	As of December 31, 2011			As of December 31, 2010
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Consolidated Balance Sheets
Income taxes receivable	$6,881	$(44)	$6,837	$6,547	$154	$6,701
Short-term deferred income taxes	22,854	348	23,202	25,022	88	25,110
Total current assets	232,164	304	232,468	214,362	242	214,604
Long-term deferred income taxes	8,657	(2,261)	6,396	9,740	(2,001)	7,739
Total assets	309,975	(1,957)	308,018	302,453	(1,759)	300,694
Long-term income taxes payable	6,450	(46)	6,404	5,664	(4)	5,660
Total liabilities	63,546	(46)	63,500	78,812	(4)	78,808
Retained earnings	247,110	(1,911)	245,199	222,452	(1,755)	220,697
Total shareholders’ equity	246,429	(1,911)	244,518	223,641	(1,755)	221,886
Total liabilities and shareholders’ equity	309,975	(1,957)	308,018	302,453	(1,759)	300,694

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
(in thousands except per share amounts)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Consolidated Statements of Operations
Provision for income taxes	$13,586	$156	$13,742	$24,754	$173	$24,927
Net income	34,016	(156)	33,860	50,708	(173)	50,535
Net income per share:
Basic	0.55	—	0.55	0.82	(0.01)	0.81
Diluted	0.55	(0.01)	0.54	0.81	—	0.81

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Consolidated Statements of Other Comprehensive Income
Net income	$34,016	$(156)	$33,860	$50,708	$(173)	$50,535
Comprehensive income	34,341	(156)	34,185	51,255	(173)	51,082

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

	As of and for the Year Ended December 31, 2011			As of and for the Year Ended December 31, 2010
(in thousands)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Consolidated Statements of Shareholders' Equity
Net income	$34,016	$(156)	$33,860	$50,708	$(173)	$50,535
Retained earnings	247,110	(1,911)	245,199	222,452	(1,755)	220,697
Total shareholders’ equity	246,429	(1,911)	244,518	223,641	(1,755)	221,886

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

Investments — Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company's intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of December 31, 2012, consisted primarily of liquid municipal and corporate debt instruments and were classified as available-for-sale securities. Long-term investments as of December 31, 2012, consisted of auction rate notes secured by student loans and were classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive income, a component of shareholders' equity. As of December 31, 2012, accumulated other comprehensive loss of $532,000 consisted of unrealized gains and losses on investments. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

A summary of the Company’s short-term investments at December 31, 2012 and 2011 was as follows (in thousands):

	As of December 31, 2012				As of December 31, 2011
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Municipal Securities	$12,520	$—	$(116)	$12,404	$11,413	$—	$(115)	$11,298
Corporate Debt Securities	26,575	—	(139)	26,436	33,723	—	(327)	33,396
Commercial Paper	18,464	—	(2)	18,462	4,991	—	(2)	4,989
U.S. Agencies	—	—	—	—	4,528	—	(17)	4,511
Certificates of Deposits	19,047	—	—	19,047	23,071	—	—	23,071
Total	$76,606	$—	$(257)	$76,349	$77,726	$—	$(461)	$77,265

As of December 31, 2012, $8.2 million of the Company’s short-term investments have been in a continuous unrealized loss position for more than twelve months. The Company recorded a charge of $163,000 net of tax ($257,000 pre-tax) for temporary impairment of its short-term securities as of December 31, 2012 to accumulated other comprehensive income, a component of shareholders’ equity.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

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

The types of instruments valued based on quoted market prices in active markets include money market funds and time deposits. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include commercial paper, corporate bonds, municipal securities and U.S. agency securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. The types of instruments valued based on unobservable inputs consist of the auction rate securities held by the Company. Such instruments are generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$13,845	$—	$—	$13,845
Certificates of Deposits (2)	19,046	—	—	19,046
Corporate Debt Securities (2)	—	26,437	—	26,437
Commercial Paper (2)	—	18,462	—	18,462
Municipal Securities (2)	—	12,404	—	12,404
U.S. Agencies (2)	—	—	—	—
Auction rate notes (3)	—	—	4,159	4,159
Total	$32,891	$57,303	$4,159	$94,353

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

	Fair Value Measurements as of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$55,912	$—	$—	$55,912
Certificates of Deposits (2)	23,071	—	—	23,071
Corporate Debt Securities (2)	—	33,396	—	33,396
Commercial Paper (2)	—	4,989	—	4,989
Municipal Securities (2)	—	11,298	—	11,298
U.S. Agencies (2)	—	4,511	—	4,511
Auction rate notes (3)	—	—	6,857	6,857
Total	$78,983	$54,194	$6,857	$140,034
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in long-term investments

As of December 31, 2012, the Company had $4.7 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of December 31, 2012. To date the Company has collected all interest receivable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 19 to 35 years. As a result, the Company has classified all auction rate notes as long-term investments as of December 31, 2012 and December 31, 2011. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of December 31, 2012 and December 31, 2011, the maximum interest rate is generally one month LIBOR plus 1.5% and 2.5% based on the notes’ rating as of that date.
The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of December 31, 2012 and December 31, 2011. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes. Based on this assessment of fair value, as of December 31, 2012, the Company determined there was a cumulative decline in the fair value of its auction rate notes and recorded a $346,000 net of tax ($543,000 pre-tax) temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity.
For the year ended December 31, 2012, the changes in the Company’s Level 3 securities (consisting of auction rate notes) were as follows (in thousands):

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2011	$6,857
Transfers in and/or out of Level 3	—
Total gains, before tax, included in other comprehensive income	402
Settlements	(3,100)
Ending balance, December 31, 2012	$4,159

Certain Significant Risks and Uncertainties — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, bank certificates of deposit, money market funds and auction rate notes and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2012, one worldwide distributor and an Asia-based distributor accounted for 28% and 14%, respectively, of total accounts receivable.  At December 31, 2011, two worldwide distributors and an Asia-based distributor accounted for 23%, 10% and 11%, respectively, of total accounts receivable.

Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company's products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for the Company’s LAN products is currently dependent upon two large third-party wafer foundry suppliers. Although the Company seeks to reduce its dependence on limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have an adverse effect on the Company's financial condition, results of operations, or cash flows.

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

Goodwill and Intangible Assets — Goodwill is tested for impairment on an annual basis at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit's carrying value is compared to its fair value.  The fair value of the reporting unit is estimated using a discounted cash flow approach.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.  The discounted cash flow approach is based on expected future operating results.  Failure to achieve these expected results may cause a future impairment of goodwill at the reporting unit.  The Company's goodwill was assigned to its timing and communication reporting unit.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

Intangible assets consist of developed technology, customer relationships, trademarks, non-competition agreements and in-process research and development. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from two to ten years.

Impairment of Long-Lived Assets — The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow that the asset is expected to generate. The process of evaluating the potential impairment of long-lived intangible assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company makes estimates and judgments about future revenues and cash flows. The Company’s forecasts will be based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets. The Company recorded an impairment of $1.0 million as a component of research and development expense for a technology which was replaced by more advanced technologies. In 2011 and 2010, no impairment was noted.

Revenue Recognition and Receivables — Micrel generates revenue by selling products to OEMs, sell-through distributors and sell-in distributors. Sell-in distributors may buy and stock the Company's products for resale or may act as the Company's sales representative in arranging for direct sales from the Company to an OEM customer.  The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

Micrel allows certain sell-through distributors located in North America and Europe, and to a lesser extent in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment.  As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item "deferred income on shipments to distributors") derived from sales to these distributors until they have resold the Company's products to their customers. Although revenue and related cost of sales are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment.  As standard terms are FOB shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the sell-through distributor upon shipment. In addition, the Company may offer to its sell-through distributors, where revenue is deferred upon shipment and recognized on a sell-through basis, price adjustments to allow the sell-through distributor to price the Company's products competitively for specific resale opportunities. The Company estimates and records an allowance for sell-through distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received by the Company.

Sales to OEM customers and Asia-based sell-in distributors are recognized based upon the shipment terms of the sale transaction when all other revenue recognition criteria have been met.  The Company does not grant return rights, price protection or pricing adjustments to OEM customers. The Company offers limited contractual stock rotation rights to sell-in distributors. In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain sell-in distributors on an exception basis. At the time of shipment to OEMs and sell-in distributors, an allowance for returns is established based upon historical return rates, and an allowance for price adjustments is established based on an estimate of price adjustments to be granted.

The Company's accounts receivable balances represent trade accounts receivables which have been recorded at invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an analysis of specific customer creditworthiness and historical bad debt experience.

Shipping and handling costs — Shipping and handling costs are included in cost of revenues and are recognized as period expense as incurred.

Litigation — An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

Warranty Costs — The Company warrants products against defects for a period of up to 30 days. The majority of Micrel's product warranty claims are settled through the return of defective product and the reshipment of replacement product. As of December 31, 2012 and 2011, respectively, accrued warranty expenses were immaterial amounts.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

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

Advertising Expenses — The Company expenses advertising costs to selling, general and administrative expense as incurred. Advertising expenses for 2012, 2011 and 2010 were $1.0 million, $948,000 and $1.0 million, respectively.

Income Taxes — Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated at the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not expected to be realized on the uncertain tax position, a reduction to a deferred asset is recorded or an income tax liability is established. Interest and penalties on income tax obligations, including uncertain tax provisions, are included in the income tax provision.

Share-based Compensation — Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations.

Net Income Per Common and Diluted Share — Basic net income per share is computed by dividing net income attributable to Micrel, Incorporated shareholders by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method and restricted stock units. Reconciliation of weighted-average shares used in computing net income per share attributable to Micrel, Incorporated shareholders is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding	59,623	61,609	62,030
Dilutive effect of stock options and restricted stock units	665	762	527
Shares used in computing diluted net income per share	60,288	62,371	62,557

For the years ended December 31, 2012, 2011 and 2010, 5.2 million , 4.1 million and 4.0 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they would have been anti-dilutive.

Fair Value of Financial Instruments — Financial instruments included in the Company’s consolidated balance sheets at December 31, 2012 and 2011, consist of cash, cash equivalents, accounts receivable, accounts payable and investments. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair values of investments are based on quoted market prices or valuation models for investments for which quoted market prices are unavailable.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

2.	RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide addition detail about those amounts. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The adoption is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

In July 2012, the FASB issued a guidance to reduce the complexity and cost of performing an evaluation of impairment of indefinite-lived intangible assets other than goodwill. Under the new guidance, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption is not expected to have a material impact on the Company's consolidated financial condition or results of operations.
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
On March 15, 2012, the Company signed a definitive agreement to acquire a controlling interest in PhaseLink™ Company Limited (“PhaseLink”), a private company based in Taiwan and in San Jose, California. The acquisition was completed on April 2, 2012. The Company acquired approximately 95% of the outstanding shares of PhaseLink for $19.7 million in cash ($16.4 million net of cash acquired). On December 20, 2012, the Company acquired the remaining 5% noncontrolling interest in cash ($931,000) that resulted in 100% ownership in PhaseLink. The objective of the acquisition is to complement Micrel’s high performance clock generation, distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. In addition, the Company expects the acquisition to enhance its technology portfolio and further expand its research and development capabilities. The Company has included the financial results of PhaseLink in its condensed consolidated financial statements beginning on the acquisition date of April 2, 2012. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered immaterial.
Recognized amounts of identifiable assets acquired and liabilities assumed
The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. For the year ended December 31, 2012, acquisition costs of $205,000 were expensed as incurred.
While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, estimates and assumptions are subject to refinement. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. During the period from April 2, 2012 through December 31, 2012, the Company recorded a decrease of $12,000 to goodwill with a corresponding increase of $44,000 to accounts receivable, an increase of $22,000 to other liabilities and a decrease of $10,000 to fixed assets.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

The Company’s allocation of the total purchase price is summarized below (in thousands):

Cash and cash equivalents	$3,255
Accounts receivable	1,163
Inventories	1,320
Other assets	273
Property, plant and equipment	1,724
Developed technology	4,400
Customer relationships	3,000
Trademarks	510
Non-competition agreements	410
In-process research and development	410
Goodwill	6,076
Short-term debt	(282)
Other liabilities	(1,588)
Noncontrolling interest	(977)
Total purchase consideration	$19,694
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

4.	INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2012	December 31, 2011

Finished goods	$12,518	$11,824
Work in process	28,133	22,863
Raw materials	1,605	1,599
Total inventories	$42,256	$36,286

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Manufacturing equipment	$174,353	$170,304
Land	8,101	8,101
Buildings and improvements	53,792	53,539
Office furniture and research equipment	20,241	17,834
	256,487	249,778
Accumulated depreciation	(195,795)	(188,894)
Total property, plant and equipment, net	$60,692	$60,884

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $11.5 million, $10.9 million and $12.8 million, respectively.

6.	GOODWILL AND INTANGIBLE ASSESTS
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination. On April 2, 2012, the Company acquired PhaseLink and recorded $6.1 million of goodwill as the purchase price exceeded the fair value allocated to net tangible assets and identifiable intangible assets. The goodwill has been assigned to the timing and communications reporting unit and will be reviewed annually in October or whenever events or circumstances occur which indicate that goodwill might be impaired. The Company conducted the annual impairment test of goodwill, and no adjustment to the carrying value of goodwill for its timing and communications reporting unit was required.
Intangible Assets
The following table sets forth the components of intangible assets as follows (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$4,400	$(330)	$4,070	$8,718	$(8,718)	$—
Customer relationships	3,000	(225)	2,775	1,455	(1,455)	—
Patents and trademarks	510	(115)	395	2,886	(2,886)	—
Non-competition agreements	410	(154)	256	—	—	—
In-process research and development	410	—	410	—	—	—
	$8,730	$(824)	$7,906	$13,059	$(13,059)	$—

The above intangible assets acquired in connection with the PhaseLink acquisition during 2012 continue to be amortized over their estimated useful lives of 2 to 10 years using the straight-line method. Total intangible amortization expense for the years ended December 31, 2012, 2011 and 2010 was $824,000, $255,000 and $254,000, respectively. The estimated future amortization expense of intangible assets as of December 31, 2012 was as follows (in thousands):

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

Year Ending December 31,
2013	$1,098
2014	881
2015	808
2016	808
2017	757
Thereafter	3,554
$7,906

During 2012, the Company recorded an impairment of $1.0 million as a component of research and development expense for purchased technology which was replaced by more advanced technologies.

7.	BORROWING ARRANGEMENTS
Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. In April 2011, the expiration date of the line of credit was extended from April 30, 2011 to April 30, 2013. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. As of December 31, 2012, the Company had no borrowings under the line of credit. The agreement includes certain restrictive covenants and, as of December 31, 2012, the Company was in compliance with such covenants.
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

8.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company did not have any outstanding derivatives in 2012. The effect of derivative instruments on the Statement of Operations for the years ended December 31, 2011 and 2010 was not material.

9.	SHARE-BASED COMPENSATION

Preferred Stock

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

The Company has authorized 5,000,000 shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2012. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Share Repurchase Program

In February 2010, the Company’s Board of Directors approved a $15.0 million share repurchase program for calendar year 2010. In September 2010, the Company’s Board of Directors approved an increase to the amount authorized for repurchase from $15.0 million to $30.0 million. In November 2010, the Company’s Board of Directors approved an extension of the termination of the authorized repurchase plan from December 31, 2010 to the date on which the total authorized aggregate amount was expended. In May 2011, the Company’s Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock. On July 26, 2012, the Company announced that its Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock which increased the total approval for repurchase since February 2010 to $90.0 million. The total available for repurchase as of December 31, 2012 was $19.1 million
Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and unissued reserve account. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock option plans and the Micrel, Incorporated Employee Stock Purchase Plan (“ESPP”). During the year ended December 31, 2012, the Company repurchased 3,431,548 shares of its common stock for an aggregate price of $34.6 million.
Incentive Award Plans

The Company has in effect incentive stock plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors.
On May 24, 2012, the Company’s shareholders approved the Micrel, Incorporated 2012 Equity Incentive Award Plan (the “2012 Plan”) and the reservation of an aggregate of 6,000,000 shares of Common Stock for issuance pursuant to the 2012 Plan.

The 2012 Plan has replaced in its entirety the Company’s 1994 Stock Option Plan, the Micrel, Incorporated 2000 Non-Qualified Stock Incentive Plan and the Micrel, Incorporated 2003 Incentive Award Plan (the "Prior Plans"). No new award has been made under these plans since May 24, 2012. However, the shares of Common Stock that remained available for issuance under the Prior Plans were added to the shares reserved for issuance under the 2012 Plan. In addition, shares of Common Stock subject to awards already granted under the Micrel, Incorporated 2003 Incentive Award Plan that terminate expire or lapse will become available for issuance under the 2012 Plan, provided that the aggregate number of shares of Common Stock available for issuance under the 2012 Plan is reduced by two (2) shares for each share of Common Stock delivered in settlement of any award other than a stock option or stock appreciation right. On the effective date of the 2012 Plan which was May 24, 2012, the Prior Plans were terminated, provided, that any awards outstanding under the Prior Plans remain outstanding pursuant to their respective terms. At December 31, 2012, there were 5,548,487 shares available for future grants under the 2012 Plan and 14,581,806 total shares reserved for future issuance under all of the Company’s incentive stock plans.

Stock Options

Options granted under the 2012 Plan typically become exercisable in cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant.

Option activity under the Company’s incentive stock plans is as follows:

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

	Number of Shares	Weighted Avg. Exercise Price Per Share
Outstanding, December 31, 2009 (3,170,359 exercisable at a weighted average price of $11.18 per share and a weighted average remaining contractual life of 4.8 years)	7,704,997	$9.41
Granted	1,528,990	10.36
Exercised	(785,633)	8.13
Canceled	(564,549)	10.84
Outstanding, December 31, 2010 (3,430,038 exercisable at a weighted average price of $10.74 per share and a weighted average remaining contractual life of 4.7 years)	7,883,805	9.65
Granted	2,165,056	12.14
Exercised	(1,246,435)	9.39
Canceled	(842,256)	10.64
Outstanding, December 31, 2011 (3,366,610 exercisable at a weighted average price of $10.31 per share and a weighted average remaining contractual life of 4.3 years)	7,960,170	10.26
Granted	1,494,250	10.13
Exercised	(415,156)	7.91
Canceled	(882,995)	11.22
Outstanding, December 31, 2012 (4,068,071 exercisable at a weighted average price of $9.98 per share and a weighted average remaining contractual life of 4.2 years)	8,156,269	10.25

As of December 31, 2012, the estimated number of options exercisable and expected to vest was 6.9 million shares with a weighted average remaining contractual life of 5.9 years and an estimated aggregate intrinsic value of $4.3 million.

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the years ended December 31, 2012, 2011 and 2010 was $2.96, $4.36 and $4.07 per share, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2012, 2011 and 2010 was $1.0 million, $4.6 million and $2.4 million, respectively. During the years ended December 31, 2012, 2011 and 2010, the amount of cash received from the exercise of stock options was $3.3 million, $11.7 million and $6.5 million, respectively. The net tax benefit realized from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options was $218,000, $477,000 and $211,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the aggregate pre-tax intrinsic value (which was the amount by which the $9.50 closing price of the Company's common stock at December 31, 2012 exceeded the exercise price of the in the money options) of options outstanding and options exercisable was approximately $4.7 million and $3.3 million, respectively.

Restricted Stock Units

The 2012 Plan and 2003 Plan also provide for the use of incentive awards other than stock options.  In October 2007, the Company’s Compensation Committee approved a plan to begin granting restricted stock units ("RSUs") to employees in accordance with the provisions of the 2003 Plan.  As of December 31, 2012, approximately 16% and 43% of the RSUs would vest in three and four equal installments annually over three years and four years, respectively. Approximately 41% of the RSUs would vest one third on each of the third, fourth and fifth annual anniversaries of the grant date.  Information with respect to outstanding RSU activity is as follows:

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2009	91,423	$7.40
Granted	54,670	10.33
Vested	—
Forfeited	(333)	9.46
Outstanding, December 31, 2010	145,760	8.36
Granted	589,638	10.09
Vested	(14,750)	7.72
Forfeited	(53,371)	10.44
Outstanding, December 31, 2011	667,277	9.73
Granted	417,531	9.67
Vested	(146,327)	9.49
Forfeited	(61,431)	9.65
Outstanding, December 31, 2012	877,050	9.83

As of December 31, 2012, the estimated number of RSUs expected to vest was 614,000 shares with a weighted average remaining contractual life of 3.1 years and an estimated aggregate intrinsic value of $5.8 million.

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

The fair value of the stock options granted under the Company's option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected term (years)	5.8	5.7	5.9
Stock volatility	36.6%	40.4%	40.9%
Risk free interest rates	1.0%	1.7%	2.2%
Dividends during expected terms	1.6%	1.4%	1.3%
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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

The following table shows total share-based compensation expense recognized in the Consolidated Statement of Operations for 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenues	$1,178	$1,009	$798
Research and development	3,132	2,401	1,808
Selling, general and administrative	3,282	2,444	2,119
Pre-tax share-based compensation expense	7,592	5,854	4,725
Less income tax effect	(2,583)	(2,104)	(1,863)
Net share-based compensation expense	$5,009	$3,750	$2,862

Total share-based compensation capitalized as part of inventory as of December 31, 2012 and 2011 was $139,000 and $174,000, respectively. As of December 31, 2012, there was $14.7 million of total unrecognized share-based compensation related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.1 years.
Employee Stock Purchase Plan

Under the Company’s ESPP, eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2,000,000 shares. Shares of Common Stock issued under the ESPP during 2012, 2011 and 2010 were, 38,497, 32,386, and 30,688 and , respectively, at weighted average prices of $9.40, $10.21 and $10.35 respectively.

10. INCOME TAXES
The income tax provision for the years ended December 31, 2012, 2011 and 2010, as a percentage of income before taxes,was 56%, 29% and 33%, respectively.

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 was as follows:

	2012	2011	2010
Statutory federal income tax rate	35%	35%	35%
Research and development credit	—	(4)	(1)
Qualified production activities credit	(4)	(2)	(4)
State income taxes (net of federal income tax benefit)	(2)	1	2
Non-deductible stock compensation	1	—	—
Valuation allowance	27	—	—
Other	(1)	(1)	1
Effective tax rate	56%	29%	33%

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2012	2011	2010
Current:
Federal	$8,847	$9,906	$29,141
State	(1,731)	585	2,522
Foreign	563	—	—
Total current	7,679	10,491	31,663
Deferred:
Federal	(8,489)	3,514	(6,259)
State	16,901	(263)	(477)
Foreign	(125)	—	—
Total deferred	8,287	3,251	(6,736)
Total provision	$15,966	$13,742	$24,927

Pre-tax income from U.S. and non-U.S. jurisdictions was $28.0 million and $316,000, respectively, for the year ended December 31, 2012. Pre-tax income from non-U.S. jurisdictions for the years ended December 31, 2011 and 2010 was not material.
Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and research and development credit carryforwards. The Company had net current deferred tax assets of $18.8 million as of December 31, 2012. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for a valuation allowance of $7.6 million that was established against deferred assets as of December 31, 2012 due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. No valuation allowance was established for the years ended December 31, 2011 and 2010. Should the Company determine that future realization of these tax benefits is not likely, additional valuation allowances would be established, which would increase the Company's tax provision in the period of such determination.

Deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Accruals and reserves not currently deductible	$10,331	$10,945
Deferred income	9,354	11,831
Tax net operating loss and credit carryforwards	6,712	8,596
Non-qualified stock compensation	5,049	3,017
Capitalized research and development	95	73
Unrealized impairment of auction rate securities	208	371
Gross deferred tax assets	31,749	34,833
Valuation allowance	(7,625)	—
Total deferred tax assets	24,124	34,833
Deferred tax liabilities:
Depreciation	(5,351)	(5,147)
State income taxes	—	(88)
Total deferred tax liability	(5,351)	(5,235)
Net deferred tax assets (current and non-current)	$18,773	$29,598

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

Included in net deferred tax assets are credit carryforwards. The Company has available state research and development credit carryforwards of approximately $18.1 million, of which approximately $2.3 million represents pre-ownership change carryforwards subject to the Section 383 annual limitation from its 1998 acquisition of Synergy. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

As of December 31, 2012, the gross liability for uncertain tax positions was $11.6 million and the net liability, reduced for the federal effects of potential state tax exposures, was $8.3 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $8.3 million would favorably affect the Company's tax provision in such future periods. Included in the $8.3 million is $5.2 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $3.1 million liability is included in long-term income taxes payable for $2.8 million and current income taxes payable for $0.3 million. The Company does not anticipate a significant change to the $2.8 million long-term uncertain income tax positions within the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2012	$8,532
Additions based on tax positions related to the current year	487
Additions for tax positions related to prior years	77
Subtractions for tax positions related to prior years	(837)
Balance at December 31, 2012	$8,259

During 2012, the Company recognized $661,000 of previously unrecognized tax benefits due to expiration of statutes of limitations.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of December 31, 2012 and 2011, the Company had $354,000 and $376,000, respectively, accrued for interest and none accrued for penalties for both years. The interest accruals were included as a component of long-term income taxes payable for $320,000 and current income taxes payable for $34,000 as of December 31, 2012.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2009 and forward. Significant state tax jurisdictions include California, Massachusetts and Texas, and generally, the Company is subject to routine examination for years 2006 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2005 and forward in various immaterial foreign tax jurisdictions in which it operates.

Substantially all of the Company's undistributed earnings of its foreign subsidiaries, totaling approximately $5.3 million and $4.9 million as of December 31, 2012 and 2011, respectively, are not indefinitely reinvested and, accordingly, applicable federal and state income taxes have been provided thereon. The amounts of such tax liabilities, after consideration of corresponding foreign tax credits, are immaterial.

11.	COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases some of its facilities and equipment under operating lease agreements that expire in the years 2013 through 2016. Rent expense is recognized on a straight-line basis over the term of the lease.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
2013	$1,022
2014	742
2015	347
2016	43
2017	—
Total	$2,154

Rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $1.2 million and $1.1 million, respectively.

Open Purchase Orders

As of December 31, 2012, the Company had approximately $18 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company's contractual commitments.

Letters of Credit

Micrel's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2012, there was $325,000 in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program.

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

12.	PROFIT-SHARING 401(k) PLAN

The Company has a profit-sharing and deferred compensation plan (the "Plan"). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $383,000 in contributions for the year ended December 31, 2012 and made $397,000 and $693,000 in contributions to the Plan for the years ended December 31, 2011 and 2010, respectively. Participants vest in the Company's contributions ratably over six years of service.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

13. LITIGATION AND COMMITMENTS AND CONTINGENCIES

On November 1, 2008, Nadatel Co., Ltd. (“Nadatel”), a video surveillance equipment supplier based in Seoul Korea, filed a complaint against the Company for product liability and tort-based damages with the Seoul Central District Court in Seoul, Korea. In 2006 and 2007, Nadatel purchased approximately 17,000 of the Company’s low-dropout voltage regulators for use in its closed circuit television digital video recorder application for security systems. Nadatel claimed that the parts failed in the field, resulting in malfunction of its application, recall of the application and replacement of circuit boards incorporating the Company’s part. The Company settled this claim in June 2012 pursuant to a court-mediated agreement without admitting to liability or product defects. Despite the Company’s assessment that the claims asserted by Nadatel are untrue, it settled this protracted litigation in order to avoid further legal expense and distraction. The settlement amount of approximately $200,000 was recorded in June 2012 as a component of selling, general and administrative expenses for the year ended December 31, 2012.

Additional claims may arise against the Company in its normal course of business. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit. Accordingly, litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

	Years Ended December 31,
Net Revenues by Segment (in thousands):
	2012	2011	2010
Net revenues:
Standard products	$240,389	$249,743	$289,347
Other products	9,723	9,282	8,019
Total net revenues	$250,112	$259,025	$297,366

For the year ended December 31, 2012, one OEM customer accounted for 10% of the Company's net revenues and two worldwide distributors accounted for 22% and 15%, respectively, of the Company's net revenues. For the year ended December 31, 2011, no OEM customer accounted for more than 10% of the Company’s net revenues and two worldwide distributors account for 24% and 16%, respectively, of the Company’s net revenues.  For the year ended December 31, 2010, no OEM customer accounted for more than 10% of the Company's net revenues and two worldwide distributors accounted for 19% and 17%, respectively, of the Company's net revenues.

For the year ended December 31, 2012, the Company recorded revenue from customers throughout the United States; Canada and Mexico (collectively referred to as "Other North American Countries"); the U.K., Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as "Europe"); Korea; Taiwan; Singapore; China; Japan; Hong Kong; and Malaysia and other Asian countries (collectively referred to as "Other Asian Countries"). Revenues by major geographic area are based on the geographic location of the OEMs or the distributors who have purchased the Company's products. The geographic locations of the Company's distributors may be different from the geographic locations of the end customers.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2012, 2011 and 2010

Geographic Information (in thousands):
	Years Ended December 31,
	2012		2011		2010
	Total Net Revenues	Long-Lived Assets (1)	Total Net Revenues	Long-Lived Assets(1)	Total Net Revenues	Long-Lived Assets (1)
United States of America	$66,267	$51,715	$71,700	$53,368	$78,673	$58,458
Other North American Countries	193	—	842	—	2,570	—
Korea	36,896	24	40,155	39	37,277	31
Taiwan	22,507	3,492	23,938	2,153	25,741	1,545
Singapore	23,899	8	21,883	5	30,644	6
China	16,183	1,417	19,079	1,333	22,845	1,800
Hong Kong	37,300	215	26,429	163	39,262	19
Japan	14,329	1	17,392	5	20,498	10
Other Asian Countries	1,284	3,717	1,629	3,716	1,590	2,548
Europe	31,254	103	35,978	102	38,266	100
Total	$250,112	$60,692	$259,025	$60,884	$297,366	$64,517
__________
(1) Long-lived assets consist of property, plant and equipment.

15. DIVIDENDS

During the years ended December 31, 2012, 2011 and 2010, the Company paid cash dividends of $12.1 million, $9.4 million and $8.6 million, respectively, representing $0.205, $0.150 and $0.140 per common share, respectively.

Cash dividends per common share for the year ended December 31, 2012 included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY — UNAUDITED

(in thousands, except per share amounts)	Three Months Ended 2012
	March 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$61,151	$63,699	$62,928	$62,334
Gross profit	$33,176	$35,134	$33,267	$31,350
Net income (loss) attributable to Micrel, Incorporated shareholders (1) (2)	$5,907	$6,027	$4,883	$(4,499)
Net income (loss) per share attributable to Micrel, Incorporated shareholders:
Basic (1)	$0.10	$0.10	$0.08	$(0.08)
Diluted (1)	$0.10	$0.10	$0.08	$(0.08)
Weighted-average shares used in computing per share amounts:
Basic	60,855	60,217	59,242	58,172
Diluted	61,639	60,837	59,889	58,172
Cash dividends per common share (3)	$0.040	$0.040	$0.040	$0.085

(in thousands, except per share amounts)	Three Months Ended 2011
	March 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$67,494	$68,510	$64,244	$58,777
Gross profit	$37,849	$39,925	$35,677	$29,693
Net income (1)	$9,065	$10,721	$9,212	$4,862
Net income per share:
Basic (1)	$0.15	$0.17	$0.15	$0.08
Diluted (1)	$0.14	$0.17	$0.15	$0.08
Weighted-average shares used in computing per share amounts:
Basic	61,845	62,167	62,043	61,379
Diluted	63,078	63,027	62,465	61,938
Cash dividends per common share	$0.035	$0.035	$0.040	$0.040

__________
(1) During the fourth quarter of 2012, the Company identified several income tax provision errors that impacted its previously issued unaudited consolidated financial statements for certain of the quarters in the years ended December 31, 2011 and 2012. The Company evaluated the materiality of these errors on prior periods' financial statements and concluded they did not, individually or in the aggregate result in a material misstatement of the Company's previously issued unaudited consolidated financial statements. However, the effect of recording all corrections in the fourth quarter and year ended December 31, 2012 would have been material and misleading to the users of the financial statements of 2012. Accordingly, the unaudited quarterly financial information presented above has been revised to correct the errors. The revisions resulted in a decrease to net income of $156,000 (no change to basic and diluted net income per share) for the fourth quarter of 2011, an increase to net income of $491,000 (increase of $0.01 to both basic and diluted net income per share) for the first quarter of 2012, and an increase to net income of $198,000 (no change to basic and diluted net income per share) for the third quarter of 2012.

(2) In the fourth quarter of 2012, the Company established a valuation allowance reserve of $7.6 million against deferred tax assets due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013.

(3) Cash dividends per common share for the fourth quarter of 2012 included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

 SCHEDULE II

MICREL, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011, and 2010
(In thousands)

Description	Balance at Beginning of Year	Allowance Additions or (Reductions)	Returns and Price Adjustments	Bad Debt Write-offs	Balance at End of Year
Year Ended December 31, 2012
Allowances for OEM and sell-in distributor returns and price adjustments	$1,066	$1,452	$(1,806)	$—	$712
Allowances for unclaimed sell-through distributor price adjustments (1)	169	73,674	(73,792)	—	51
Allowances for doubtful accounts	59	(10)	—	—	49
Total allowances	$1,294	$75,116	$(75,598)	$—	$812
Year Ended December 31, 2011
Allowances for OEM and sell-in distributor returns and price adjustments	$995	$2,359	$(2,288)	$—	$1,066
Allowances for unclaimed sell-through distributor price adjustments (1)	2,885	69,795	(72,511)	—	169
Allowances for doubtful accounts	45	14	—	—	59
Total allowances	$3,925	$72,168	$(74,799)	$—	$1,294
Year Ended December 31, 2010
Allowances for OEM and sell-in distributor returns and price adjustments	$1,272	$2,164	$(2,441)	$—	$995
Allowances for unclaimed sell-through distributor price adjustments (1)	1,701	72,746	(71,562)	—	2,885
Allowances for doubtful accounts	45	—	—	—	45
Total allowances	$3,018	$74,910	$(74,003)	$—	$3,925

___________
(1) The Company estimates and records an allowance for sell-through distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received from the sell-through distributor. This allowance typically represents approximately one to three weeks of unclaimed price adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 18th day of March, 2013.

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

Signature	Title	Date

/S/ Raymond D. Zinn	President, Chief Executive Officer and Chairman of the	March 18, 2013
Raymond D. Zinn	Board of Directors (Principal Executive Officer)

/S/ Clyde R. Wallin	Vice President, Finance and Human Resources and	March 18, 2013
Clyde R. Wallin	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ John E. Bourgoin	Director	March 18, 2013
John E. Bourgoin

Director
Michael J. Callahan

/S/ Daniel Heneghan	Director	March 18, 2013
Daniel Heneghan

/S/ Neil J. Miotto	Director	March 18, 2013
Neil J. Miotto

/S/ Frank W. Schneider	Director	March 18, 2013
Frank W. Schneider

Micrel, Incorporated
Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
3.3	Amended and Restated Bylaws of the Registrant. (8)
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant. (4)
3.5
Certificate of Determination of Series A Participating Preferred Stock of Micrel, Incorporated, classifying and designating the Series A Participating Preferred Stock, as filed March 28, 2008 with the Secretary of State of the State of California. (10)

3.6	Certificate of Amendment to the Bylaws of the Company, dated April 2, 2008. (11)
3.7	Certificate of Amendment to the Bylaws of the Company, dated April 22, 2008. (12)
3.8	Certificate of Amendment to the Bylaws of the Company, dated January 8, 2010. (15)
4.1	Certificate for Shares of Registrant’s Common Stock. (3)
10.1	Indemnification Agreement between the Registrant and each of its officers and directors. (3)*
10.2	1994 Stock Option Plan and form of Stock Option Agreement. (1)*
10.3	2003 Incentive Award Plan. (5)*
10.4	2006 Employee Stock Purchase Plan (7)*
10.5	2012 Equity Incentive Award Plan (19)*
10.6	Form of Domestic Distribution Agreement. (2)
10.7	Form of International Distributor Agreement. (2)
10.8	Micrel/IBM Patent License Agreement, dated September 26, 2006 (9)
10.9	Offer Letter, by and between Micrel Incorporated and Clyde R. Wallin, dated December 13, 2008. (13)*
10.10	Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (14)
10.11	Change of Control and Severance Agreement, by and between Mansour Izadinia and Micrel Incorporated, dated March 1, 2011. (16)*
10.12	First Amendment entered into as of April 22, 2011 to the Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (17)
10.13	Change of Control and Severance Agreement, by and between James G. Gandenberger and Micrel Incorporated, dated August 7, 2012. (18)*
10.14	Change of Control and Severance Agreement, by and between David Schwartz and Micrel Incorporated, dated July 16, 2012.*
14.1	Micrel, Incorporated Code of Ethics for Senior Officers. (6)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. (See Signature Page).
31	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
__________

*	Management contract or compensatory plan or agreement.

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

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(4)	Incorporated by reference to exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(5)	Incorporated by reference to exhibit 1 filed with the Company’s Proxy Statement on Schedule 14A dated May 9, 2003.

(6)	Incorporated by reference to exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to appendix A filed with the Company’s Definitive Proxy Statement on Schedule 14A dated April 19, 2006.

(8)	Incorporated by reference to exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(9)	Incorporated by reference to exhibit 10.17 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(10)	Incorporated by reference to exhibit 3.5 filed with the Company’s Current Report on Form 8-K dated March 24, 2008.

(11)	Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K dated April 7, 2008.

(12)	Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K dated April 22, 2008.

(13)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated December 18, 2008.

(14)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated May 7, 2009.

(15)	Incorporated by reference to exhibit 3.7 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.

(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated April 22, 2011.

(18)	Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

(19)	Incorporated by reference to appendix A filed with the Company's Definitive Proxy Statement on Schedule 14A dated April 5, 2012.