Form 10-Q
period 2013-03-31
MICREL INC
filed 2013-05-09
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of May 3, 2013 there were 58,395,157 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

ITEM 1. FINANCIAL STATEMENTS

MICREL, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,484	$27,281
Restricted cash	189	291
Short-term investments	56,214	76,349
Accounts receivable, less allowances: 2013, $653; 2012, $812	31,440	27,683
Inventories	41,809	42,256
Income taxes receivable	2,758	4,090
Prepaid expenses and other	2,502	2,355
Deferred income taxes	19,894	19,811
Total current assets	210,290	200,116
LONG-TERM INVESTMENTS	4,241	4,159
PROPERTY, PLANT AND EQUIPMENT, NET	58,386	60,692
GOODWILL	6,076	6,076
INTANGIBLE ASSETS, NET	9,012	7,906
DEFERRED INCOME TAXES	626	16
OTHER ASSETS	1,401	2,489
TOTAL	$290,032	$281,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,295	$21,936
Deferred income on shipments to distributors	28,312	25,768
Other current liabilities	10,555	8,833
Total current liabilities	56,162	56,537
LONG-TERM INCOME TAXES PAYABLE	3,273	2,759
LONG-TERM DEFERRED INCOME TAXES	1,054	1,054
Total liabilities	60,489	60,350
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2013 - 58,357,687 shares; 2012 - 58,153,665 shares	2,924	—
Accumulated other comprehensive loss	(262)	(532)
Retained earnings	226,881	221,636
Total shareholders’ equity	229,543	221,104
TOTAL	$290,032	$281,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
NET REVENUES	$59,733	$61,151
COST OF REVENUES (1)	28,653	27,975
GROSS PROFIT	31,080	33,176
OPERATING EXPENSES:
Research and development (1)	13,771	13,324
Selling, general and administrative (1)	11,861	11,160
Total operating expenses	25,632	24,484
INCOME FROM OPERATIONS	5,448	8,692
OTHER INCOME (EXPENSE):
Interest income	126	201
Interest expense	—	(5)
Other expense, net	(91)	—
Total other income, net	35	196
INCOME BEFORE INCOME TAXES	5,483	8,888
PROVISION FOR INCOME TAXES	238	2,981
NET INCOME	$5,245	$5,907
NET INCOME PER SHARE:
Basic	$0.09	$0.10
Diluted	$0.09	$0.10
CASH DIVIDENDS DECLARED PER SHARE	$—	$0.04
WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	58,270	60,855
Diluted	59,030	61,639
(1) Share-based compensation expense included in:

Cost of revenues	$244	$284
Research and development	652	745
Selling, general and administrative	723	753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
NET INCOME	$5,245	$5,907
Other comprehensive income:
Unrealized gains on investments	384	61
Reclassification adjustment for a realized loss on investment included in net income	26	—
Income taxes	140	24
Other comprehensive income, net of taxes	270	37
COMPREHENSIVE INCOME	$5,515	$5,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,245	$5,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,404	2,712
Share-based compensation expense	1,619	1,782
Excess tax benefits from share-based awards	(89)	(38)
Loss on disposal of assets	—	1
Deferred income tax provision	(833)	(438)
Changes in operating assets and liabilities:
Accounts receivable	(3,757)	(966)
Inventories	466	438
Income taxes receivable	1,244	2,738
Prepaid expenses and other assets	(536)	(363)
Accounts payable	(3,817)	(1,571)
Income taxes payable	583	520
Other current liabilities	1,653	320
Deferred income on shipments to distributors	2,544	(2,335)
Net cash provided by operating activities	7,726	8,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,551)	(1,947)
Purchases of investments	(9,037)	(14,401)
Proceeds from sale and maturities of investments	29,500	9,100
Change in restricted cash	102	—
Net cash provided by (used in) investing activities	19,014	(7,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,508	1,098
Repurchases of common stock	—	(6,000)
Payment of cash dividends	—	(2,452)
Purchase of stock for withholding taxes on vested restricted stock	(134)	(80)
Excess tax benefits from share-based awards	89	38
Net cash provided by (used in) financing activities	1,463	(7,396)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,203	(5,937)
CASH AND CASH EQUIVALENTS - Beginning of period	27,281	60,610
CASH AND CASH EQUIVALENTS - End of period	$55,484	$54,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned (together “Micrel” or the “Company”) as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and those included in this Form 10-Q below.
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

	Three Months Ended
	March 31,
	2013	2012
Weighted average common shares outstanding	58,270	60,855
Dilutive effect of stock options and restricted stock units	760	784
Shares used in computing diluted net income per share	59,030	61,639
For the three months ended March 31, 2013 and 2012, 5.3 million and 4.1 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Effective January 1, 2013, the Company adopted the new guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide addition detail about those amounts. The adoption did not have a material impact on the Company's consolidated financial condition or results of operations.
Effective January 1, 2013, the Company adopted the new guidance to reduce the complexity and cost of performing an evaluation of impairment of indefinite-lived intangible assets other than goodwill. Under the new guidance, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The adoption did not have a material impact on the Company's consolidated financial condition or results of operations.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date based on the fair value of the award and is recognized over the employee’s requisite service period. For further details regarding the Company’s share-based compensation arrangements, refer to Note 9 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$244	$284
Research and development	652	745
Selling, general and administrative	723	753
Pre-tax share-based compensation expense	1,619	1,782
Less income tax effect	(550)	(626)
Net share-based compensation expense	$1,069	$1,156
During the three months ended March 31, 2013 and 2012, the Company granted 178,400 and 138,420 stock options, respectively, at weighted average fair values of $2.91 and $3.11 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2013	2012
Expected term (years)	5.9	5.8
Stock volatility	33.5%	36.5%
Risk free interest rates	1.0%	1.3%
Dividends during expected terms	1.6%	1.6%
The Company also grants Restricted Stock Units (“RSUs”) to its employees. In the three months ended March 31, 2013 and 2012, the Company granted 112,332 and 45,000 RSUs, respectively, at weighted average fair values of $10.07 and $9.91, respectively.
As of March 31, 2013, there was $13.9 million of total unrecognized share-based compensation related to non-vested awards which is expected to be recognized over a weighted-average period of 2.9 years. Total share-based compensation capitalized as part of inventory as of March 31, 2013 and December 31, 2012 was $158,000 and $139,000, respectively.
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.
4. INVESTMENTS
Short-term investments represent the investment of cash in instruments that are available to fund current operations with remaining maturities of greater than three months on the date of purchase. Short-term investments as of March 31, 2013 primarily consisted of corporate debt instruments, commercial paper and liquid municipals with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. Long-term investments as of March 31, 2013 consisted of auction rate notes secured by student loans and were classified as available-for-sale securities. Available-for-sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive income. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. A summary of the Company’s short-term investments at March 31, 2013 and December 31, 2012 is as follows (in thousands):

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of March 31, 2013				As of December 31, 2012
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Municipal Securities	$12,384	$15	$—	$12,399	$12,520	$—	$(116)	$12,404
Corporate Debt Securities	28,855	25	—	28,880	26,575	—	(139)	26,436
Commercial Paper	14,931	4	—	14,935	18,464	—	(2)	18,462
Certificates of Deposits	—	—	—	—	19,047	—	—	19,047
Total	$56,170	$44	$—	$56,214	$76,606	$—	$(257)	$76,349
The Company recorded a temporary gain of $28,000 net of tax ($44,000 pre-tax) for its short-term securities as of March 31, 2013 to accumulated other comprehensive income, a component of shareholders' equity. As of March 31, 2013, $2.1 million of the Company’s short-term investments were in a continuous unrealized loss position of an immaterial amount for more than twelve months.
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
Financial assets measured at fair value on a recurring basis as of March 31, 2013 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$31,265	$—	$—	$31,265
Certificates of Deposits (2)	—	—	—	—
Corporate Debt Securities (2)	—	28,880	—	28,880
Commercial Paper (2)	—	14,935	—	14,935
Municipal Securities (2)	—	12,399	—	12,399
Auction rate notes (3)	—	—	4,241	4,241
Total	$31,265	$56,214	$4,241	$91,720

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets measured at fair value on a recurring basis as of December 31, 2012 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$13,845	$—	$—	$13,845
Certificates of Deposits (2)	19,047	—	—	19,047
Corporate Debt Securities (2)	—	26,437	—	26,437
Commercial Paper (2)	—	18,462	—	18,462
Municipal Securities (2)	—	12,404	—	12,404
Auction rate notes (3)	—	—	4,159	4,159
Total	$32,892	$57,303	$4,159	$94,354
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in long-term investments

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy.

As of March 31, 2013, the Company had $4.7 million of auction rate notes, the fair value of which has been measured using Level 3 inputs. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of March 31, 2013. To date the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 19 to 35 years. As a result, the Company has classified all auction rate notes as long-term investments as of March 31, 2013 and December 31, 2012. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of March 31, 2013 and December 31, 2012, the maximum interest rate is generally one month LIBOR plus 1.5% or 2.5% based on the notes’ rating as of that date.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of March 31, 2013 and December 31, 2012. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes. Based on this assessment of fair value, as of March 31, 2013, the Company determined there was a cumulative decline in the fair value of its auction rate notes and recorded a $292,000 net of tax ($459,000 pre-tax) temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity.
For the three months ended March 31, 2013, the changes in the Company’s Level 3 securities (consisting of auction rate notes) were as follows (in thousands):

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2012	$4,159
Transfers in and/or out of Level 3	—
Total unrealized gains, before tax	82
Settlements	—
Ending balance, March 31, 2013	$4,241
5. INVENTORIES
Inventories consisted of the following (in thousands):

	March 31, 2013	December 31, 2012

Finished goods	$11,962	$12,518
Work in process	28,095	28,133
Raw materials	1,752	1,605
Total inventories	$41,809	$42,256
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Manufacturing equipment	$174,588	$174,353
Land	8,101	8,101
Buildings and improvements	54,081	53,792
Office furniture and research equipment	20,444	20,241
	257,214	256,487
Accumulated depreciation	(198,828)	(195,795)
Total property, plant and equipment, net	$58,386	$60,692
Depreciation expense for the three months ended March 31, 2013 and 2012 was $3.0 million and $2.7 million, respectively.
7. GOODWILL AND INTANGIBLE ASSESTS
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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Intangible Assets
The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow that the asset is expected to generate. The process of evaluating the potential impairment of long-lived intangible assets is highly subjective and requires significant judgment. In estimating the fair value of these assets, the Company makes estimates and judgments about future revenues and cash flows. The Company’s forecasts will be based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of the long-lived assets.

The following table sets forth the components of intangible assets as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$5,820	$(480)	$5,340	$4,400	$(330)	$4,070
Customer relationships	3,000	(300)	2,700	3,000	(225)	2,775
Trademarks	510	(153)	357	510	(115)	395
Non-competition agreements	410	(205)	205	410	(154)	256
In-process research and development	410	—	410	410	—	410
	$10,150	$(1,138)	$9,012	$8,730	$(824)	$7,906
The above intangible assets continue to be amortized over their estimated useful lives of 2 to 10 years using the straight-line method. Total intangible amortization expense for the three months ended March 31, 2013 and 2012 was $314,000 and none, respectively.
The estimated future amortization expense of intangible assets as of March 31, 2013 was as follows (in thousands):

Year Ending December 31,
2013 (remaining nine months)	$942
2014	1,038
2015	966
2016	966
2017	915
Thereafter	4,185
$9,012

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation	$5,639	$4,167
Accrued commissions	2,095	1,918
Accrued workers compensation and health insurance	914	865
All other current accrued liabilities	1,907	1,883
Total other current liabilities	$10,555	$8,833
9. BORROWING ARRANGEMENTS
Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. In April 2013, an amendment was entered to amend certain terms of the credit agreement including an extension of the expiration date to April 30, 2015 and the deletion of a minimum effective tangible net worth covenant.
Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. As of March 31, 2013, the Company had no borrowings under the line of credit. The agreement includes certain restrictive covenants and, as of March 31, 2013, the Company was in compliance with such covenants.
10. DERIVATIVE FINANCIAL INSTRUMENTS
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company reports cash flows from derivative instruments in cash flows from operating activities. All derivatives are recorded at fair value in either prepaid and other current assets or other accrued liabilities. During the three months ended March 31, 2013 and 2012, the Company was not party to any derivative instrument arrangements. At March 31, 2013, there were no derivative instrument contracts outstanding.
11. SIGNIFICANT CUSTOMERS
During the three months ended March 31, 2013, two worldwide distributors accounted for $18.5 million (31%) and $12.5 million (21%) of net revenues, respectively. During the three months ended March 31, 2012, two worldwide distributors and one direct customer accounted for $15.7 million (26%), $9.4 million (15%) and $8.1 million (13%) of net revenues, respectively. These distributors operate globally and regionally to sell Micrel's products to many customers across various end markets.
At March 31, 2013, two worldwide distributors accounted for 35% and 14%, respectively, of total accounts receivable. At December 31, 2012, one worldwide distributor and an Asia-based distributor accounted for 28% and 14%, respectively, of total accounts receivable.
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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
Net Revenues by Segment	March 31,
(in thousands)	2013	2012
Net Revenues:
Standard Products	$57,965	$58,799
Other Products	1,768	2,352
Total net revenues	$59,733	$61,151
As a Percentage of Total Net Revenues:
Standard Products	97%	96%
Other Products	3	4
Total net revenues	100%	100%
13. LITIGATION AND COMMITMENTS AND CONTINGENCIES
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

As of March 31, 2013, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, probable ranges of losses in these matters cannot be reasonably estimated at this time.

14. SHARE REPURCHASE PROGRAM
On July 26, 2012, the Company announced that its Board of Directors authorized the repurchase of $30.0 million of the Company’s common stock. The total available for repurchase, as of March 31, 2013, was $19.1 million.
Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and un-issued reserve account. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock option plans and ESPP. During the three months ended March 31, 2013, the Company did not repurchase any shares of its common stock.
15. INCOME TAXES
The income tax provision for the three months ended March 31, 2013, as a percentage of income before taxes was 4.3%. The income tax provision for this period included a $1.4 million benefit for 2012 research tax credits as a tax law was enacted on January 2, 2013 to retroactively reinstate the federal research and development tax credit to January 1, 2012. The income tax provision for the three months ended March 31, 2012 , as a percentage of income before taxes, was 33.5% . The tax provision for the prior period excluded the benefits from the federal research and development credit which expired on December 31, 2011 and had not been reinstated as of March 31, 2012.

As of March 31, 2013, the gross liability for uncertain tax positions was $12.1 million (including interest and penalties) and the net liability, reduced for the federal effects of potential state tax exposures, was $8.8 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the net $8.8 million would favorably affect the Company’s tax provision in such future periods. Included in the $8.8 million is $5.3 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $3.5 million liability consisted of $3.3 million included in long-term income taxes payable and $270,000 net against short-term income taxes receivable. The Company does not anticipate a significant change to the $3.3 million long-term uncertain income tax positions within the next 12 months.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of March 31, 2013 and December 31, 2012, the Company had $394,000 and $354,000, respectively, accrued for interest and none accrued for penalties in both periods. These accruals are included as a component of long-term income taxes payable.
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
Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $19.9 million and net long-term deferred tax liabilities of $428,000 as of March 31, 2013. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for a valuation allowance of $7.9 million maintained against deferred assets as of March 31, 2013 due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. Should the Company determine that future realization of these tax benefits is not likely, additional valuation allowance would be established which would increase the Company’s tax provision in the period of such determination.
16. DIVIDENDS
Cash dividends per common share for the year ended December 31, 2012 included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in February of 2013.

On January 26, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The aggregate payment of $2.5 million was made on February 22, 2012 to shareholders of record as of February 8, 2012.
17. SUBSEQUENT EVENTS
On April 25, 2013, the Company’s Board of Directors declared a cash dividend of $0.0425 per outstanding share of common stock payable on May 22, 2013 to shareholders of record at the close of business on May 8, 2013. This dividend will be recorded in the second quarter of 2013 and is expected to be approximately $2.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this quarterly report on Form 10-Q that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short-term and long-term cash requirements and the sources of funds to meet such requirements; effect of changes in market interest rates on investments; the Company’s ability to recover the cost basis on its investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the impact of changes in laws and regulations; the future realization of tax benefits; the amount of future taxable income levels and the resolution of uncertain tax positions; and share-based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “believe,” “estimate,” “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “intend,” “objective,” “plan,” “expect,” “likely,” “potential,” “possible” or “anticipate” or the negative of these terms or other comparable terminology. All forward-looking statements included in this report are based on information available to the Company on the date of this report, and, except as required by law, the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties, including those risks discussed under “Risks Factors” and elsewhere in this report, which could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Form 10-K for the year ended December 31, 2012.
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

The Company’s timing and communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high speed Physical Media Devices (“PMD”) products. With form factor, size reductions and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges. In 2012, the Company acquired PhaseLink Company Limited (“PhaseLink”), a private company based in Taiwan and in San Jose, California. The objective of the acquisition is to complement Micrel’s high performance clock generation and distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. PhaseLink provides high performance integrated timing solutions to system and oscillator manufacturers.

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

The following table presents the Company’s revenues by product group, as a percentage of total net revenues, for the periods presented.

Net Revenues by Product Group	Three Months Ended March 31,
	2013	2012
As a Percentage of Total Net Revenues
Linear and Power	56%	61%
Timing and Communications	20	17
LAN Solutions	21	18
Total standard products	97	96
Foundry, custom and other products	3	4
	100%	100%
The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues, for the periods presented.

Net Revenues by End Market	Three Months Ended March 31,
	2013	2012
As a Percentage of Total Net Revenues
Industrial	53%	49%
Communications	16	17
Wireless handsets	13	17
Computing	14	14
Consumer and other	4	3
Total net revenues	100%	100%
To enhance the readers’ understanding of the Company’s performance, the following is a chronological overview of the Company’s results for the quarterly periods from January 1, 2012 through March 31, 2013.
During the first quarter of 2012, revenues increased 4.0% to $61.2 million from $58.8 million in the fourth quarter of 2011. This increase in revenue from the fourth quarter of 2011 was principally driven by overall demand from customers in most geographies and end markets. As compared to the same period last year, first quarter 2012 revenues decreased by $6.3 million. First quarter 2012 book-to-bill ratio was one, and showed improvement compared to the fourth quarter of 2011. First quarter 2012 gross margin was 54.3%, as compared to 50.5% in the fourth quarter of 2011. With the higher revenues compared to the fourth quarter of 2011, first quarter 2012 gross margin increased from the previous quarter primarily due to a higher percentage of distribution sales which carry higher margins, an increase in factory utilization, and lower inventory reserve charges. Net income for the first quarter of 2012 was $5.9 million, or $0.10 per basic and diluted share, as compared to net income of $4.9 million, or $0.08 per basic and diluted share, for the fourth quarter of 2011, and net income of $9.1 million, or $0.15 per basic share and $0.14 per diluted share, for the first quarter of 2011. During the first quarter of 2012, cash flows from operations were $8.7 million. During the first quarter of 2012, cash and short-term investments decreased by $0.6 million to $137.3 million. In addition to maintaining its quarterly $0.04 per share cash dividend, during the first quarter of 2012 the Company repurchased $6.0 million of its common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues of $63.7 million in the second quarter of 2012 increased 4.2% from $61.2 million in the first quarter of 2012. The increase primarily resulted from stronger sales of the Company's timing and communications products, including contributions from the acquisition of PhaseLink. This growth was in part offset by weaker than expected demand from the Company's sell-through distributors primarily in Europe. The book-to-bill ratio in the second quarter of 2012 was above one. Second quarter 2012 gross margin increased to 55.2% as compared to 54.3% in the first quarter of 2012. The increase was principally due to a richer mix of higher-margin products and improved factory utilization. Net income attributable to Micrel, Incorporated shareholders for the second quarter of 2012 was $6.0 million, or $0.10 per basic and diluted share, as compared to net income of $5.9 million, or $0.10 per basic and diluted share, for the first quarter of 2012, and net income of $10.7 million, or $0.17 per basic and diluted share, for the second quarter of 2011. During the second quarter of 2012, cash flows from operations were $11.5 million. Cash and short term investments were $119.4 million at June 30, 2012 as compared to $137.3 million at March 31, 2012 which reflects a cash payment of $16.4 million (net of acquired cash) made on April 2, 2012 related to the PhaseLink acquisition. During the second quarter of 2012, the Company repurchased $8.7 million of its common stock. In addition, the Company maintained and paid its quarterly $0.04 per share cash dividend totaling approximately $2.5 million in the second quarter of 2012.
Third quarter 2012 revenues decreased 1.2% to $62.9 million from $63.7 million in the second quarter of 2012. The decrease was principally due to lower sales of the Company's timing and communications products partially offset by gathering momentum in LAN solutions product sales. The third quarter 2012 book-to-bill ratio was above one. Third quarter 2012 gross margin decreased to 52.9% as compared to 55.2 % in the second quarter of 2012 primarily due to a mix shift to lower margin consumer-related products and lower factory capacity utilization. The lower factory utilization was due to reducing production in an attempt to minimize building inventory. Net income attributable to the Company' shareholders for the third quarter of 2012 was $4.9 million, or $0.8 per basic and diluted share, as compared to net income of $6.0 million, or $0.10 per basic and diluted share, for the second quarter of 2012, and net income of $9.2 million, or $0.15 per basic and diluted share, for the third quarter of 2011. During the third quarter of 2012, cash flows from operations were $6.4 million. Cash and short term investments were $108.7 million at September 30, 2012 as compared to $119.4 million at June 30, 2012. During the third quarter of 2012, the Company spent $13.7 million repurchasing its common stock. Additionally, the Company maintained its quarterly $0.04 per share cash dividend for a total of approximately $2.2 million.
During the fourth quarter of 2012, revenues decreased slightly by 1.0 % to $62.3 million from $62.9 million in the third quarter of 2012. The decrease reflects lower sales in a difficult macroeconomic and industry environment. The fourth quarter 2012 book-to-bill ratio seasonally declined from the third quarter 2012 and was below one. Compared to the fourth quarter of 2011, revenues increased by $3.6 million, or 6.1%, primarily due to added revenues from the acquisition of PhaseLink. Fourth quarter 2012 gross margin declined sequentially to 50.3% from 52.9% in the third quarter of 2012 principally due to lower factory capacity utilization and increased inventory reserves. The lower factory utilization resulted from attempting to minimize building inventory. Net loss for the fourth quarter of 2012 was $4.5 million, or a loss of $0.08 per basic and diluted share, as compared to net income of $4.9 million, or $0.08 per basic and diluted share, for the third quarter of 2012, and net income of $4.9 million, or $0.08 per basic and diluted share, for the fourth quarter of 2011. Net loss for the fourth quarter of 2012 included a write-off of deferred tax assets totaling $7.6 million due to a change of California tax laws. During the fourth quarter of 2012, cash flows from operations were $6.0 million. Cash and short term investments were $103.6 million at December 31, 2012 as compared to $108.7 million at September 30, 2012. In the fourth quarter of 2012, the Company spent $6.1 million repurchasing its common stock and increased its quarterly cash dividend to $0.0425 per share for a total of approximately $2.5 million which was paid in November 2012. In addition, during December 2012, the Company declared an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

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

During the first quarter of 2013, revenues decreased 4.2% to $59.7 million from $62.3 million in the fourth quarter of 2012. With continued global macro-economic challenges, this decrease resulted primarily from lower demand in the computing and communications end markets, partially offset by an increase in revenues from the consumer end market. As compared to the same period last year, first quarter 2013 revenues decreased by $1.4 million, or 2.3%. First quarter 2013 book-to-bill ratio was 1:1 driven by strength in the industrial end market. First quarter 2013 gross margin was 52.0%, as compared to 50.3% in the fourth quarter of 2012. This increase in gross margin from the previous quarter was primarily due to a higher percentage of distribution sales which carry higher margins. Net income for the first quarter of 2013 was $5.2 million, or $0.09 per basic and diluted share, as compared to net loss of $4.5 million, or a loss of $0.08 per basic and diluted share, for the fourth quarter of 2012, and net income of $5.9 million, or $0.10 per basic and diluted share, for the first quarter of 2012. During the first quarter of 2013, cash flows from operations were $7.7 million. During the first quarter of 2013, cash and short-term investments increased by $8.1 million to $111.7 million. The increase was partly due to the cash dividend of $0.0425 per share of common stock totaling $2.5 million, which would have been paid in the first quarter of 2013, was accelerated and paid on December 27, 2012 to shareholders of record as of December 18, 2012. In addition, the Company did not repurchase any shares of its common stock.
The Company derives a substantial portion of its net revenues from standard products. For the three months ended March 31, 2013 and 2012, the Company’s standard products sales accounted for 97% and 96%, respectively, of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.
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
Critical Accounting Policies and Estimates
The financial statements included in this Quarterly Report on Form 10-Q and discussed within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition and receivables, inventory valuation, share-based compensation, and income taxes to be critical to the fair presentation of its financial statements. For a detailed discussion of the Company’s significant accounting policies, see Note 1 to Condensed Consolidated Financial Statements in this report and Note 1 of Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Revenue Recognition and Receivables. The Company generates revenue by selling products to original equipment manufacturer ("OEM") customers, sell-through distributors and sell-in distributors. Sell-in distributors may buy and stock the Company’s products for resale or may act as the Company’s sales representative in arranging for direct sales from the Company to an OEM customer. The Company’s policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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
Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of March 31, 2013, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for a valuation allowance was established against deferred assets due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. Should the Company determine that future realization of these tax benefits is not more likely than not, additional valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net revenues	100.0%	100.0%
Cost of revenues	48.0	45.7
Gross profit	52.0	54.3
Operating expenses:
Research and development	23.0	21.8
Selling, general and administrative	19.9	18.2
Total operating expenses	42.9	40.0
Income from operations	9.1	14.3
Other income (expense):
Interest income	0.2	0.3
Interest expense	—	—
Other income (expense), net	(0.1)	—
Total other income, net	0.1	0.3
Income before income taxes	9.2	14.6
Provision for income taxes	0.4	4.9
Net income	8.8%	9.7%
Net Revenues. For the three months ended March 31, 2013, net revenues decreased 2% to $59.7 million from $61.2 million for the same period in the prior year. The decrease was due to decreased revenues from both the Company’s standard and other products. For the three months ended March 31, 2013, standard products revenues decreased 1% to $58.0 million from $58.8 million for the same period in the prior year primarily as a result of lower demand for the Company’s products serving the computing and communications end markets, partially offset by revenues from the acquisition of PhaseLink and higher demand in consumer end markets. For the three months ended March 31, 2013, other products revenues decreased 25% to $1.8 million from $2.4 million for the same period of last year primarily due to lower demand for the Company's foundry products.
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
As noted in Part II, Item 1A “Risk Factors,” customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to the Company and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International sales represented 69% and 72% of net revenues for the three months ended March 31, 2013 and 2012, respectively. Sales to customers in Asia represented 56% and 60% of net revenues for the three months ended March 31, 2013 and 2012 respectively. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers as Asia-based manufacturers are typically more concerned about cost. This can make it more difficult for U.S.-based companies to differentiate themselves in any meaningful manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.
Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company’s gross margin decreased to 52.0% for the three months ended March 31, 2013 from 54.3% for the comparable period in 2012. This decrease was primarily due to lower factory capacity utilization, increased inventory reserve charges partially offset by a higher percentage of distribution sales which carry higher margins.
Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 23.0% for the three months ended March 31, 2013 as compared to 21.8% for the three months ended March 31, 2012. On a dollar basis, research and development expenses increased $447,000, or 3.4%, to $13.8 million for the three months ended March 31, 2013 from $13.3 million for the comparable period in 2012. The increase was primarily due to increased headcount, consulting services and mask expenses for research and development activities as well as additional headcount from the acquisition of PhaseLink. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.
Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 19.9% for the three months ended March 31, 2013 and 18.2% for the three months ended March 31, 2012. On a dollar basis, selling, general and administrative expenses increased $701,000, or 6.3%, to $11.9 million for the three months ended March 31, 2013 from $11.2 million for the comparable period in 2012. The increase primarily resulted from additional headcount expenses from the acquisition of PhaseLink and related amortization expenses of acquired intangible assets as well as increased selling expenses, which were offset in part by less spending on product marketing activities.
Share-Based Compensation. The Company’s results of operations for the three month periods ended March 31, 2013 and 2012 included $1.6 million and $1.8 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expenses and selling, general and administrative expenses (see Note 3 of Notes to Condensed Consolidated Financial Statements).
Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income or expense related primarily to foreign currency gain or loss, offset by interest expense incurred.
Provision for Income Taxes. The income tax provision for the three months ended March 31, 2013, as a percentage of income before taxes was 4.3%. The income tax provision for this period included a $1.4 million benefit for 2012 research tax credits as a tax law was enacted on January 2, 2013 to retroactively reinstate the federal research and development tax credit to January 1, 2012. Excluding this benefit, the effective tax rate for the three months ended March 31, 2013 was 29.7%. The income tax provision for the three months ended March 31, 2012, as a percentage of income before taxes was 33.5%. The income tax provision for the prior period excluded the benefits from the federal research and development credit which expired on December 31, 2011 and had not been reinstated as of March 31, 2012. The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2013 consisted of cash, cash equivalents and short-term investments of $111.7 million and a $5.0 million revolving line of credit from a commercial bank.
The Company generated $7.7 million in cash from operating activities during the three months ended March 31, 2013. Significant cash flows included cash provided by net income of $5.2 million plus additions for non-cash activities of $4.1 million (consisting primarily of $3.4 million in depreciation and amortization, $1.5 million in share-based compensation expense and related tax effects, partially offset by a $833,000 increase in deferred income taxes) combined with a $2.5 million increase in deferred income on shipments to distributors, a $1.7 million increase in other current liabilities and a $1.2 million decrease in income taxes receivable which were offset in part by a $3.8 million decrease in accounts payable and a $3.8 million increase in accounts receivable.
The Company generated $8.7 million in cash from operating activities during the three months ended March 31, 2012. Significant cash flows included cash provided by net income of $5.9 million plus additions for non-cash activities of $4.0 million (consisting primarily of $2.7 million in depreciation and amortization and $1.7 million in share-based compensation expense and related tax effects, partially offset by a $438,000 increase in deferred income taxes) combined with a $2.7 million decrease in income taxes receivable which was offset in part by a $2.3 million decrease in deferred income on shipments to distributors, a $1.6 million decrease in accounts payable and a $1.0 million increase in accounts receivable.
The Company provided $19.0 million of cash in investing activities during the three months ended March 31, 2013, primarily comprised of $29.5 million in proceeds from the sales and maturities of investments, which was offset by $9.0 million in purchases of investments and $1.6 million of purchases of property, plant and equipment.
The Company used $7.2 million of cash in investing activities during the three months ended March 31, 2012, comprised of $14.4 million in purchases of investments and $1.9 million of purchases of property, plant and equipment, which were offset by $9.1 million in proceeds from the sales of investments.

The Company provided $1.5 million of cash in financing activities during the three months ended March 31, 2013 primarily comprised of $1.5 million in proceeds from employee stock transactions.

The Company used $7.4 million of cash in financing activities during the three months ended March 31, 2012 primarily for the repurchases of $6.0 million of the Company’s common stock and $2.5 million for the payment of cash dividends, which were partially offset by $1.1 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $4 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On April 25, 2013, the Company’s Board of Directors declared a cash dividend of $0.0425 per outstanding share of common stock payable on May 22, 2013 to shareholders of record at the close of business on May 8, 2013. This dividend will be recorded in the second quarter of 2013 and is expected to be approximately $2.5 million.

Under the Company’s stock repurchase program, as of March 31, 2013, the Company was authorized to repurchase an additional $19.1 million of its common stock.
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
Contractual Obligations and Commitments
As of March 31, 2013 the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,345	$1,045	$1,101	$199	$—
Open purchase orders	21,851	21,851	—	—	—
Total	$24,196	$22,896	$1,101	$199	$—
Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.
Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. As of March 31, 2013, the Company had no borrowings under the line of credit.
As of March 31, 2013, the Company had $8.8 million of unrecognized tax benefits. Included in the $8.8 million is $5.3 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $3.5 million liability consisted of $3.3 million included in long-term income taxes payable and $270,000 netted against short-term income taxes receivable. The Company does not anticipate a significant change to the $3.3 million long-term uncertain income tax positions within the next 12 months.
Off-Balance Sheet Arrangements
As of March 31, 2013, the Company had no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company usually invests cash in investments with short maturities or with frequent interest reset terms. Accordingly, interest income fluctuates with short-term market conditions. As of March 31, 2013, the Company's investment portfolio consisted primarily of corporate debt instruments, commercial paper and liquid municipals with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. With the exception of the auction rate notes (discussed below), these investments were relatively liquid. Due to the relatively short, weighted-average maturity of the Company's investment portfolio and the current low interest rate environment, the Company's exposure to interest rate risk is minimal.
At March 31, 2013, the Company held $4.7 million in principal of senior auction rate notes secured by student loans. Auctions for these auction rate notes have failed as of March 31, 2013. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of March 31, 2013, the Company has recorded a $292,000 net of tax ($459,000 pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.
The company had no fixed-rate long-term debt subject to interest rate risk, and no interest rate swap or foreign currency hedging contracts. At March 31, 2013, the Company had no derivative instrument contracts outstanding.

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
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.
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
ITEM 1A. RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

The Company generally does not have long-term supply contracts with its third-party vendors. Therefore, most of its vendors are not obligated to perform services or supply products to the Company for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order or guarantee. Additionally, the Company’s wafer and product requirements typically represent a relatively small portion of the total production of the suppliers, third-party foundries and outside assembly, testing and packaging contractors. As a result, the Company is subject to the risk that a third-party supplier will provide delivery or capacity priority to other larger customers to the Company’s detriment, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply. Furthermore, the Company's third-party vendors may be unwilling to supply certain products and processes or may be unable to do so due to business failure or bankruptcy. If replacement suppliers or manufacturing processes are not available, we may experience delays in shipment or lost revenue which could, in turn, result in temporary or permanent loss of customers.

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

The significant investment in semiconductor manufacturing capacity and the rapid growth of circuit design centers in China may present a competitive threat to established semiconductor companies due to the current low cost of labor and capital in China. The emergence of low cost competitors in China could reduce the revenues and profitability of established semiconductor manufacturers, such as Micrel.

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

The wireless handset (cellular telephone) market comprises a significant portion of the Company’s net revenues. The Company derives a significant portion of its net revenues from a few customers serving the wireless handset market. Due to the highly competitive and fast changing environment in which the Company’s wireless handset customers operate, demand for the product the Company sells into this end market can change rapidly and unexpectedly. If the Company’s wireless handset customers’ acceptance of Micrel’s products decreases, or if these customers lose market share or accumulate too much inventory of completed handsets, the demand for the Company’s products could decline sharply, which could adversely affect the Company’s revenues and results of operations.

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

The Company has invested in certain auction rate securities that may not be accessible for more than 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At March 31, 2013, the Company held $4.7 million in principal of auction rate notes secured by student loans. As of March 31, 2013, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $292,000 net of tax ($459,000 pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 1 of Notes to Condensed Consolidated Financial Statements.

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

The integration of previous and potential future acquisitions that the Company may pursue involves a number of risks. If the Company is unable to address and resolve these risks successfully, such integrations or acquisitions could disrupt its business. For example, in April 2012 the Company acquired PhaseLink which has been integrated with the Company’s business. In addition, the Company may in the future acquire other businesses, products or technologies to expand its product offerings and capabilities, customer base and business. Any of these transactions could be material to the Company’s financial condition and results of operations. The anticipated benefits of these acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where the Company may face acquisition-related risks include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 26, 2012, the Company's Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock. The total available for repurchase, as of March 31, 2013, was $19.1 million
The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. During the three months ended March 31, 2013, the Company did not repurchase any shares of its common stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1
Second Amendment to Credit Agreement, dated as of April 19, 2013, by and between Bank of the West and Micrel, Incorporated (is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 19, 2013)

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

MICREL, INCORPORATED
(Registrant)

Date:	May 9, 2013	By	/s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)