Form 10-Q
period 2013-06-30
MICREL INC
filed 2013-08-08
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of August 2, 2013 there were 57,833,461 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

ITEM 1. FINANCIAL STATEMENTS
MICREL, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,037	$27,281
Restricted cash	126	291
Short-term investments	64,880	76,349
Accounts receivable, less allowances: 2013, $633; 2012, $812	35,535	27,683
Inventories	43,215	42,256
Income taxes receivable	2,253	4,090
Prepaid expenses and other	2,201	2,355
Deferred income taxes	21,751	19,811
Total current assets	209,998	200,116
LONG-TERM INVESTMENTS	4,216	4,159
PROPERTY, PLANT AND EQUIPMENT, NET	57,946	60,692
GOODWILL	6,076	6,076
INTANGIBLE ASSETS, NET	8,779	7,906
DEFERRED INCOME TAXES	659	16
OTHER ASSETS	1,492	2,489
TOTAL	$289,166	$281,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,574	$21,936
Deferred income on shipments to distributors	31,980	25,768
Other current liabilities	9,665	8,833
Total current liabilities	55,219	56,537
LONG-TERM INCOME TAXES PAYABLE	3,425	2,759
LONG-TERM DEFERRED INCOME TAXES	792	1,054
OTHER LONG-TERM LIABILITIES	54	—
Total liabilities	59,490	60,350
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and
outstanding: 2013 - 58,033,521 shares; 2012 - 58,153,665 shares	579	—
Accumulated other comprehensive loss	(337)	(532)
Retained earnings	229,434	221,636
Total shareholders’ equity	229,676	221,104
TOTAL	$289,166	$281,454
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET REVENUES	$59,171	$63,699	$118,904	$124,850
COST OF REVENUES (1)	28,089	28,565	56,742	56,540
GROSS PROFIT	31,082	35,134	62,162	68,310
OPERATING EXPENSES:
Research and development (1)	13,501	13,920	27,272	27,244
Selling, general and administrative (1)	11,433	12,179	23,294	23,339
Total operating expenses	24,934	26,099	50,566	50,583
INCOME FROM OPERATIONS	6,148	9,035	11,596	17,727
OTHER INCOME (EXPENSE):
Interest income	126	187	252	388
Interest expense	—	(42)	—	(47)
Other expense, net	(52)	(123)	(143)	(123)
Total other income, net	74	22	109	218
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	6,222	9,057	11,705	17,945
PROVISION FOR INCOME TAXES	1,187	3,026	1,425	6,007
NET INCOME	5,035	6,031	10,280	11,938
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$5,035	$6,027	$10,280	$11,934

NET INCOME PER SHARE ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS:
Basic	$0.09	$0.10	$0.18	$0.20
Diluted	$0.09	$0.10	$0.17	$0.19

CASH DIVIDENDS DECLARED PER SHARE	$0.0425	$0.0400	$0.0425	$0.8000
WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	58,303	60,217	58,287	60,533
Diluted	59,007	60,837	59,021	61,219
(1) Share-based compensation expense included in:

Cost of revenues	$270	$282	$514	$566
Research and development	652	812	1,304	1,557
Selling, general and administrative	772	815	1,495	1,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET INCOME	$5,035	$6,031	$10,280	$11,938
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(107)	109	276	169
Reclassification adjustment for a realized loss on investment included in net income*	—	—	26	—
Income taxes (benefits)	(32)	42	107	65
Other comprehensive income (loss), net of taxes	(75)	67	195	104
COMPREHENSIVE INCOME	4,960	6,098	10,475	12,042
Less: comprehensive income attributable to the noncontrolling interest	—	(4)	—	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$4,960	$6,094	$10,475	$12,038

*
For the six months ended June 30, 2013, a realized loss of $26,000 relating to short term investments was reclassified from accumulated other comprehensive income to other expense, net in the condensed consolidated statement of operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,280	$11,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,562	6,050
Share-based compensation expense	3,313	3,691
Excess tax benefits from share-based awards	(180)	(40)
Loss on disposal of assets	—	1
Deferred income tax provision	(2,953)	(2,228)
Changes in operating assets and liabilities:
Accounts receivable	(7,852)	(4,563)
Inventories	(930)	(95)
Income taxes receivable	1,737	6,912
Prepaid expenses and other assets	(539)	(8)
Accounts payable	(7,452)	(1,125)
Income taxes payable	533	553
Other liabilities	1,019	(933)
Deferred income on shipments to distributors	6,212	95
Net cash provided by operating activities	9,750	20,248
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PhaseLink’s net assets, net of cash acquired	—	(16,439)
Purchases of property, plant and equipment	(3,853)	(4,085)
Purchases of intangible assets	(57)	—
Purchases of investments	(35,785)	(30,596)
Proceeds from sale and maturities of investments	47,500	24,818
Change in restricted cash	165	—
Net cash provided by (used in) investing activities	7,970	(26,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(282)
Proceeds from the issuance of common stock	2,355	1,473
Repurchases of common stock	(4,690)	(14,694)
Payment of cash dividends	(2,482)	(4,905)
Purchase of stock for withholding taxes on vested restricted stock	(327)	(115)
Excess tax benefits from share-based awards	180	40
Net cash used in financing activities	(4,964)	(18,483)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,756	(24,537)
CASH AND CASH EQUIVALENTS - Beginning of period	27,281	60,610
CASH AND CASH EQUIVALENTS - End of period	$40,037	$36,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and those included in this Form 10-Q below.
Net Income Per Share - Basic net income per share is computed by dividing net income attributable to Micrel, Incorporated shareholders by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options using the treasury stock method and restricted stock units. Reconciliation of weighted-average shares used in computing basic and diluted net income per share attributable to Micrel, Incorporated shareholders is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	58,303	60,217	58,287	60,533
Dilutive effect of stock options and restricted stock units	704	620	734	686
Shares used in computing diluted net income per share	59,007	60,837	59,021	61,219
For the three and six months ended June 30, 2013, 5.5 million and 5.4 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months June 30, 2012, 5.5 million and 5.3 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.
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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on foreign currency matters that provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a parent company's ownership interest in a foreign entity. The standard differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained.The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2013. As of June 30, 2013, the Company has not recorded CTA related to its ownership interests in a foreign entity. This standard would impact the Company's consolidated financial condition or results of operations only in the instance the Company records CTA and an event or transaction described above occurs.

In July 2013, the FASB issued an accounting standards update on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The standard requires that unrecognized tax benefits should be presented as a reduction to deferred tax assets for net operating loss carry forwards, a similar tax loss or a tax credit carry forward (Carryforward), if such Carryforward is required or expected to settle the additional income taxes in the event the uncertain tax position is disallowed. The standard also requires in situations that a Carryforward cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company's consolidated financial condition or results of operations.

3. SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date based on the fair value of the award and is recognized over the employee’s requisite service period.The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenues	$270	$282	$514	$566
Research and development	652	812	1,304	1,557
Selling, general and administrative	772	815	1,495	1,568
Pre-tax share-based compensation expense	1,694	1,909	3,313	3,691
Less income tax benefit	(552)	(679)	(1,102)	(1,305)
After tax impact of share-based compensation on net income	$1,142	$1,230	$2,211	$2,386
During the three months ended June 30, 2013 and 2012, the Company granted 166,100 and 645,400 stock options, respectively, at weighted average fair values of $3.04 and $2.92 per share, respectively. For the six months ended June 30, 2013 and 2012, the Company granted 344,500 and 783,820 stock options, respectively, at weighted average fair values of $2.97 and $2.95 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected term (years)	5.8	5.8	5.9	5.8
Stock volatility	36.0%	35.9%	34.7%	36.2%
Risk free interest rates	1.6%	0.9%	1.3%	1.1%
Dividends during expected terms	1.7%	1.7%	1.7%	1.6%

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also grants Restricted Stock Units (“RSUs”) to its employees. In the three months ended June 30, 2013 and 2012, the Company granted 115,068 and 211,086 RSUs, respectively, at weighted average fair values of $9.56 and $9.73, respectively. During the six months ended June 30, 2013 and 2012, the Company granted 227,400 and 256,086 RSUs, respectively, at weighted average fair values of $9.81 and $9.76, respectively.
As of June 30, 2013, there was $14.7 million of total unrecognized share-based compensation related to non-vested awards which is expected to be recognized over a weighted-average period of 2.9 years. Total share-based compensation capitalized as part of inventory as of June 30, 2013 and December 31, 2012 was $168,000 and $139,000, respectively.
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.
4. INVESTMENTS
Short-term investments represent the investment of cash in instruments that are available to fund current operations with remaining maturities of greater than three months on the date of purchase. Short-term investments as of June 30, 2013 primarily consisted of corporate debt securities, commercial paper and liquid municipal debt securities with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. Long-term investments as of June 30, 2013 consisted of auction rate notes secured by student loans and were classified as available-for-sale securities. Available-for-sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive income. Unrealized credit losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. A summary of the Company’s short-term investments at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	As of June 30, 2013				As of December 31, 2012
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Municipal Debt Securities	$15,660	$4	$—	$15,664	$12,520	$—	$(116)	$12,404
Corporate Debt Securities	30,324	—	(51)	30,273	26,575	—	(139)	26,436
Commercial Paper	18,934	9	—	18,943	18,464	—	(2)	18,462
Certificates of Deposits	—	—	—	—	19,047	—	—	19,047
Total	$64,918	$13	$(51)	$64,880	$76,606	$—	$(257)	$76,349
The Company recorded a cumulative temporary loss of $25,000 net of tax ($38,000 pre-tax) for its short-term securities as of June 30, 2013 to accumulated other comprehensive income, a component of shareholders' equity. The change in the fair value of these securities is recorded to unrealized gains (losses) on investments in the condensed consolidated statements of comprehensive income. As of June 30, 2013, none of the Company’s short-term investments was in a continuous unrealized loss position for more than twelve months.
A summary of the Company’s long-term investments at June 30, 2013 and December 31, 2012 is as follows (in thousands):

	As of June 30, 2013				As of December 31, 2012
	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Auction Rate Securities	$4,700	$—	$(484)	$4,216	$4,700	$—	$(541)	$4,159
Total	$4,700	$—	$(484)	$4,216	$4,700	$—	$(541)	$4,159

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2013, the Company had auction rate notes with an amortized cost of $4.7 million and a fair value of $4.2 million. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed and not resumed as of June 30, 2013. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 19 to 34 years. As a result, the Company has classified all auction rate notes as long-term investments as of June 30, 2013 and December 31, 2012, and the auction rate notes have been in a continuous unrecognized loss position since 2008 when auctions began to fail. As a result of failed auctions, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of June 30, 2013 and December 31, 2012, the maximum interest rate is generally one month LIBOR plus 1.5% or 2.5% based on the notes' rating as of that date. The Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The Company has not recognized an other than temporary impairment loss on the auction rate notes because it expects to recover the full amortized cost basis of the securities, i.e., a credit loss has not occurred, and it has the ability and intent to hold the investments until such time.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company's short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or other significant observable inputs.
The types of instruments valued based on unobservable inputs include the auction rate securities held by the Company. Such instruments are classified within Level 3 of the fair value hierarchy and are recorded under long-term investments in the condensed consolidated balance sheets.The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.
Financial assets measured at fair value on a recurring basis as of June 30, 2013 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$28,968	$—	$—	$28,968
Corporate Debt Securities (2)	—	30,273	—	30,273
Commercial Paper (2)	—	18,943	—	18,943
Municipal Debt Securities (2)	—	15,664	—	15,664
Auction rate notes (3)	—	—	4,216	4,216
Total	$28,968	$64,880	$4,216	$98,064

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial assets measured at fair value on a recurring basis as of December 31, 2012 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$13,845	$—	$—	$13,845
Certificates of Deposits (2)	19,047	—	—	19,047
Corporate Debt Securities (2)	—	26,436	—	26,436
Commercial Paper (2)	—	18,462	—	18,462
Municipal Debt Securities (2)	—	12,404	—	12,404
Auction rate notes (3)	—	—	4,159	4,159
Total	$32,892	$57,302	$4,159	$94,353
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in long-term investments

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of June 30, 2013 and December 31, 2012. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes. Based on this assessment of fair value, as of June 30, 2013, the Company determined there was a cumulative decline in the fair value of its auction rate notes and recorded a $315,000 net of tax ($484,000 pre-tax) temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity. The change in the fair value of these securities is recorded to unrealized gains (losses) on investments in the condensed consolidated statements of comprehensive income.

For the six months ended June 30, 2013, the changes in the Company’s Level 3 securities (consisting of auction rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2012	$4,159
Transfers in and/or out of Level 3	—
Total unrealized gains, before tax effect	57
Settlements	—
Ending balance, June 30, 2013	$4,216

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. INVENTORIES
Inventories consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

Finished goods	$14,981	$12,518
Work in process	26,487	28,133
Raw materials	1,747	1,605
Total inventories	$43,215	$42,256
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Manufacturing equipment	$176,170	$174,353
Land	8,101	8,101
Buildings and improvements	54,129	53,792
Office furniture and research equipment	20,659	20,241
	259,059	256,487
Accumulated depreciation	(201,113)	(195,795)
Total property, plant and equipment, net	$57,946	$60,692
Depreciation expense for the three and six months ended June 30, 2013 was $2.6 million and $5.7 million, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the components of intangible assets as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$5,903	$(632)	$5,271	$4,400	$(330)	$4,070
Customer relationships	3,000	(375)	2,625	3,000	(225)	2,775
Trademarks	510	(191)	319	510	(115)	395
Non-competition agreements	410	(256)	154	410	(154)	256
In-process research and development	410	—	410	410	—	410
	$10,233	$(1,454)	$8,779	$8,730	$(824)	$7,906
The above intangible assets continue to be amortized over their estimated useful lives of 2 to 10 years using the straight-line method. Total intangible amortization expense for the three and six months ended June 30, 2013 was $316,000 and $630,000, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2013 was as follows (in thousands):

Year Ending December 31,
2013 (remaining six months)	$632
2014	1,047
2015	974
2016	974
2017	923
Thereafter	4,229
$8,779
8. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation	$4,814	$4,167
Accrued commissions	2,563	1,918
Accrued workers compensation and health insurance	867	865
All other current accrued liabilities	1,421	1,883
Total other current liabilities	$9,665	$8,833
9. BORROWING ARRANGEMENTS
Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. In April 2013, an amendment was entered to amend certain terms of the credit agreement including an extension of the expiration date to April 30, 2015 and the deletion of a minimum effective tangible net worth covenant. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. The agreement includes certain restrictive covenants and, as of June 30, 2013, the Company was in compliance with such covenants.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. As of June 30, 2013, there was $325,000 in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program. As of June 30, 2013, the Company had no borrowings under the line of credit.
10. DERIVATIVE FINANCIAL INSTRUMENTS
During the three and six months ended June 30, 2013 and 2012, the Company was not party to any derivative instrument arrangements. At June 30, 2013, there were no derivative instrument contracts outstanding.
11. SIGNIFICANT CUSTOMERS
During the six months ended June 30, 2013, two worldwide distributors accounted for $39.3 million (33%) and $25.8 million (22%) of net revenues, respectively. During the six months ended June 30, 2012, two worldwide distributors and one direct customer accounted for $31.5 million (25%), $20.8 million (17%) and $13.3 million (11%) of net revenues, respectively. These distributors operate globally and regionally to sell Micrel's products to many customers across various end markets.
At June 30, 2013, two worldwide distributors accounted for 39% and 17%, respectively, of total accounts receivable. At December 31, 2012, one worldwide distributor and an Asia-based distributor accounted for 28% and 14%, respectively, of total accounts receivable.
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

	Three Months Ended		Six Months Ended
Net Revenues by Segment	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net Revenues:
Standard Products	$57,319	$61,204	$115,284	$120,003
Other Products	1,852	2,495	3,620	4,847
Total net revenues	$59,171	$63,699	$118,904	$124,850
As a Percentage of Total Net Revenues:
Standard Products	97%	96%	97%	96%
Other Products	3	4	3	4
Total net revenues	100%	100%	100%	100%
13. COMMITMENTS AND CONTINGENCIES
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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2013, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, ranges of possible losses in these matters cannot be reasonably estimated at this time.

14. SHARE REPURCHASE PROGRAM
On July 26, 2012, the Company announced that its Board of Directors authorized the repurchase of $30.0 million of the Company’s common stock. As of June 30, 2013, the total remaining authorized amount available for repurchase was $14.5 million.
Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock incentive plans and ESPP. During the six months ended June 30, 2013, the Company repurchased 468,611 shares of its common stock for an aggregate price of $4.7 million.
15. INCOME TAXES
The income tax provision for the three and six months ended June 30, 2013, as a percentage of income before taxes was 19.1% and 12.2%, respectively. The income tax provision for the three months ended June 30, 2013 included income tax benefits totaling $424,000 pertaining to 2012 from the filing of 2012 foreign tax returns during the period. For the six months ended June 30, 2013, the income tax provision also included a $1.4 million benefit for 2012 research tax credits as a tax law was enacted on January 2, 2013 to retroactively reinstate the federal research and development tax credit to January 1, 2012.

The income tax provision for the three and six months ended June 30, 2012, as a percentage of income before taxes, was 33.4% and 33.5%, respectively. The tax provision for the three and six months ended June 30, 2012, included the recognition of $176,000 of previously unrecognized tax benefits due to settlements with the tax authorities. Additionally, the tax provision for the three and six months ended June 30, 2012 excluded any benefits from the federal research and development credit which expired on December 31, 2011 and had not been reinstated as of June 30, 2012.

As of June 30, 2013, the gross amount of unrecognized tax benefits for uncertain tax positions was $12.4 million (including interest and penalties) and the net amount, reduced for the federal effects of potential state tax exposures, was $9.0 million. Included in the $9.0 million is $5.3 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $3.7 million liability consisted of $3.4 million included in long-term income taxes payable and $274,000 netted against short-term income taxes receivable. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the $3.7 million would favorably affect the Company’s tax provision in such future periods. The Company does not anticipate a significant change to the amounts of unrecognized tax benefits presented as long-term liability or reduction to long-term deferred tax assets in the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of June 30, 2013 and December 31, 2012, the Company had $435,000 and $354,000, respectively, accrued for interest and none accrued for penalties in both periods. These accruals are included as a component of long-term income taxes payable.
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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $21.8 million and net long-term deferred tax liabilities of $133,000 as of June 30, 2013. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for a valuation allowance of $8.2 million maintained against state deferred tax assets as of June 30, 2013. The recorded valuation allowance is primarily due to required income apportionment methods in California causing a shortfall of projected future taxable income to realize all available deferred tax assets in that jurisdiction. Should the Company determine that future realization of other recognized tax benefits is not more likely than not, additional valuation allowance would be established which would increase the Company's tax provision in the period of such determination.
16. DIVIDENDS
Cash dividends per common share for the year ended December 31, 2012 included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced in January 2013 with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in February of 2013.

On April 25, 2013, the Company’s Board of Directors declared a cash dividend of $0.0425 per outstanding share of common stock. The aggregate payment of $2.5 million was made on May 22, 2013 to shareholders of record as of May 8, 2013.

On January 26, 2012, the Company's Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The aggregate payment of $2.5 million was made on February 22, 2012 to shareholders of record as of February 8, 2012.
On April 26, 2012, the Company’s Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock. The aggregate payment of $2.5 million was made on May 23, 2012 to shareholders of record as of May 9, 2012.
17. SUBSEQUENT EVENTS
On July 25, 2013, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on August 28, 2013 to shareholders of record at the close of business on August 14, 2013. This dividend will be recorded in the third quarter of 2013 and is expected to be approximately $2.9 million.

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

The following table presents the Company’s revenues by product group, as a percentage of total net revenues, for the periods presented.

Net Revenues by Product Group	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
As a Percentage of Total Net Revenues
Linear and Power	58%	57%	57%	59%
Timing and Communications	20	22	20	19
LAN Solutions	19	17	20	18
Total standard products	97	96	97	96
Foundry, custom and other products	3	4	3	4
	100%	100%	100%	100%
The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues, for the periods presented.

Net Revenues by End Market	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
As a Percentage of Total Net Revenues
Industrial	54%	50%	54%	50%
Communications	17	19	16	18
Wireless handsets	11	13	12	15
Computing	14	15	14	14
Consumer and other	4	3	4	3
Total net revenues	100%	100%	100%	100%
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
Revenues for the second quarter of 2013 totaled $59.2 million, representing a decrease of $0.6 million, or 0.9%, from $59.7 million in the first quarter of 2013. The decrease was primarily due to lower sales to the Company's wireless handset end market which were down by 18.2%, partially offset by higher sales in the communications, computing, consumer and industrial end markets. As compared to the same quarter last year, second quarter of 2013 revenues decreased by $4.5 million, or 7.1%, principally resulting from lower demand from customers in the communications and wireless handset end markets. The book-to-bill ratio in the second quarter of 2013 was above one. The gross margin in the second quarter of 2013 was 52.5%, as compared to 52.0% in the first quarter of 2013. This increase was largely due to a product mix favoring a greater percentage of higher margin communications, computing and industrial products. The Company’s operating margin for the second quarter of 2013 increased to 10.4%, as compared to 9.1% in the first quarter of 2013. Net income for the second quarter of 2013 was $5.0 million, or $0.09 per basic and diluted share, as compared to net income of $5.2 million, or $0.09 per basic and diluted share, for the first quarter of 2013, and net income of $6.0 million, or $0.10 per basic and diluted share, for the second quarter of 2012. During the second quarter of 2013, cash flows from operations were $2.0 million. Cash and short term investments were $104.9 million at June 30, 2013 as compared to $111.7 million at March 31, 2013. During the second quarter of 2013, the Company repurchased $4.7 million of its common stock and maintained its quarterly $0.0425 per share dividend totaling $2.5 million.
The Company derives a substantial portion of its net revenues from standard products. For the three and six months ended June 30, 2013 and 2012, the Company’s standard products sales accounted for 97% and 96%, respectively, of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.
The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, levels of inventory and resales by distributors, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part II Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors.” As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

Share-Based Compensation. Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations. To determine fair value, the Company uses the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend yield and a risk free interest rate. In addition, the Company estimates expected forfeiture rates of stock grants and share-based compensation expense is only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.
Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of June 30, 2013, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for a valuation allowance that was established against deferred assets due to California tax law changes in 2012 which require a mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. Should the Company determine that future realization of other recognized deferred tax assets is not more likely than not, additional valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.
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
Results of Operations
The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.5	44.8	47.7	45.3
Gross profit	52.5	55.2	52.3	54.7
Operating expenses:
Research and development	22.8	21.9	22.9	21.8
Selling, general and administrative	19.3	19.1	19.6	18.7
Total operating expenses	42.1	41.0	42.5	40.5
Income from operations	10.4	14.2	9.8	14.2
Other income (expense):
Interest income	0.2	0.3	0.2	0.3
Interest expense	—	(0.1)	—	—
Other expense, net	(0.1)	(0.2)	(0.1)	(0.1)
Total other income, net	0.1	—	0.1	0.2
Income before income taxes and noncontrolling interest	10.5	14.2	9.9	14.4
Provision for income taxes	2.0	4.7	1.2	4.8
Net income	8.5	9.5	8.7	9.6
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income	8.5%	9.5%	8.7%	9.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Revenues. For the three months ended June 30, 2013, net revenues decreased 7% to $59.2 million from $63.7 million for the same period in the prior year. The decease primarily resulted from reduced demand of the Company's products serving the communications and wireless handset end markets. For the six months ended June 30, 2013, net revenues decreased 5% to $118.9 million from $124.9 million for the same period in the prior year. The decrease was principally due to lower demand from the wireless handset, communications and computing end markets, partially offset by revenues from the acquisition of PhaseLink and higher demand from the industrial end market. The decreases in revenues for the three and six months ended June 30, 2013 reflect lower revenues from both the Company's standard and other products as compared to the same periods in the prior years.
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
International sales represented 71% and 70% of net revenues for the three and six months ended June 30, 2013, respectively, as compared to 71% and 72% of net revenues for the three and six months ended June 30, 2012, respectively. Sales to customers in Asia represented 59% and 57% of net revenues for both the three and six months ended June 30, 2013, respectively, as compared to 59% of net revenues for both the three and six months ended June 30, 2012. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers as Asia-based manufacturers are typically highly cost sensitive. This can make it more difficult for U.S.-based companies to differentiate themselves in any meaningful manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.
Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company’s gross margin decreased to 52.5% for the three months ended June 30, 2013 from 55.2% for the comparable period in 2012. For the six months ended June 30, 2013, the Company’s gross margin decreased to 52.3% from 54.7% for the comparable period in 2012. These decreases were primarily due to lower factory capacity utilization and higher inventory reserves, partially offset by a better product mix as compared to the same periods in 2012.
Research and Development Expenses.Research and development expenses as a percentage of net revenues represented 22.8% for the three months ended June 30, 2013 as compared to 21.9% for the three months ended June 30, 2012. On a dollar basis, research and development expenses decreased $419,000, or 3.0%, to $13.5 million for the three months ended June 30, 2013 from $13.9 million for the comparable period in 2012. This decrease was primarily due to reduced spending on test boards and mask sets, decreased outside consulting services and lower share-based compensation expense, partially offset by increased prototype fabrication costs.
For the six months ended June 30, 2013 and 2012, research and development expenses as a percentage of net revenues represented 22.9% and 21.8%, respectively. On a dollar basis, research and development expenses increased $28,000 to $27.3 million for the six months ended June 30, 2013 from $27.2 million for the comparable period in 2012. The increase was primarily due to headcount expenses from the acquisition of PhaseLink and increased prototype fabrication costs, mostly offset by lower outside consulting services and share-based compensation expense. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.
Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 19.3% for the three months ended June 30, 2013 and 19.1% for the three months ended June 30, 2012. On a dollar basis, selling, general and administrative expenses decreased $746,000, or 6.1%, to $11.4 million for the three months ended June 30, 2013 from $12.2 million for the comparable period in 2012. This decrease was primarily due to spending reductions on product and corporate marketing activities, personnel and commissions, partially offset by increased incentive bonus expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the six months ended June 30, 2013 and 2012, selling, general and administrative expenses as a percentage of net revenues represented 19.6% and 18.7%, respectively. On a dollar basis, selling, general and administrative expenses decreased $45,000 to $23.3 million for the six months ended June 30, 2013 from $23.3 million for the comparable period in 2012. The decrease was primarily due to lower spending on product and corporate marketing activities, commissions and travel, mostly offset by increased corporate bonus expense, headcount expenses from the acquisition of PhaseLink as well as related amortization expenses of acquired intangible assets.
Share-Based Compensation. The Company’s results of operations for the three month periods ended June 30, 2013 and 2012 included $1.7 million and $1.9 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the six month periods ended June 30, 2013 and 2012, the Company’s results of operations included $3.3 million and $3.7 million, respectively, of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expenses and selling, general and administrative expenses (see Note 3 of Notes to Condensed Consolidated Financial Statements).
Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income or expense related primarily to foreign currency gain or loss, offset by interest expense incurred.
Provision for Income Taxes.The income tax provision for the three and six months ended June 30, 2013, as a percentage of income before taxes, was 19.1% and 12.2%, respectively. The income tax provision for the three and six months ended June 30, 2012, as a percentage of income before taxes, was 33.4% and 33.5%, respectively. The income tax provision for the three months ended June 30, 2013 included income tax benefits totaling $424,000 pertaining to 2012 from the filing of 2012 foreign tax returns during the period. For the six months ended June 30, 2013, the income tax provision also included a $1.4 million benefit for 2012 research tax credits as a tax law was enacted on January 2, 2013 to retroactively reinstate the federal research and development tax credit to January 1, 2012. The tax provision for the three and six months ended June 30, 2012, included the recognition of $176,000 of previously unrecognized tax benefits due to settlements with the tax authorities. Additionally, the tax provision for the three and six months ended June 30, 2012 excluded any benefits from the federal research and development credit which expired on December 31, 2011 and had not been reinstated as of June 30, 2012. The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources
Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2013 consisted of cash, cash equivalents and short-term investments of $104.9 million and a $5.0 million revolving line of credit from a commercial bank.
The Company generated $9.8 million in cash from operating activities during the six months ended June 30, 2013. Significant cash flows included cash provided by net income of $10.3 million plus additions for non-cash activities of $6.7 million (consisting primarily of $6.6 million in depreciation and amortization, $3.1 million in share-based compensation expense and related tax effects, partially offset by a $3.0 million increase in deferred income taxes) combined with a $6.2 million increase in deferred income on shipments to distributors, a $1.7 million decrease in income taxes receivable and a $1.0 million increase in other current liabilities which were offset in part by a $7.9 million increase in accounts receivable and a $7.5 million decrease in accounts payable.
The Company generated $20.2 million in cash from operating activities during the six months ended June 30, 2012. Significant cash flows included cash provided by net income of $11.9 million plus additions for non-cash activities of $8.0 million (consisting primarily of $6.1 million in depreciation and amortization and $3.7 million in share-based compensation expense and related tax effects, partially offset by a $2.2 million increase in deferred income taxes) combined with a $6.9 million decrease in income taxes receivable which was offset in part by a $4.6 million increase in accounts receivable, a $1.1 million decrease in accounts payable and a $0.9 million decrease in other current liabilities.
The Company provided $8.0 million of cash from investing activities during the six months ended June 30, 2013, primarily comprised of $47.5 million in proceeds from the sales and maturities of investments, which was partially offset by $35.8 million in purchases of investments and $3.9 million of purchases of property, plant and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company used $26.3 million of cash in investing activities during the six months ended June 30, 2012, comprised of $30.6 million in purchases of investments, $16.4 million in the acquisition of PhaseLink and $4.1 million in purchases of property, plant and equipment, which were partially offset by $24.8 million in proceeds from the sales and maturities of investments.
The Company used $5.0 million of cash in financing activities during the six months ended June 30, 2013 primarily for the repurchases of $4.7 million of the Company's common stock and $2.5 million for the payment of cash dividends, which were partially offset by $2.4 million in proceeds from employee stock transactions.

The Company used $18.5 million of cash in financing activities during the six months ended June 30, 2012 primarily for the repurchases of $14.7 million of its common stock and $4.9 million for the payment of cash dividends, which were partially offset by $1.5 million in proceeds from employee stock transactions.

The Company currently intends to spend approximately $4.0 million to $8.0 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On July 25, 2013, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on August 28, 2013 to shareholders of record at the close of business on August 14, 2013. This dividend will be recorded in the third quarter of 2013 and is expected to be approximately $2.9 million.

Under the Company’s stock repurchase program, as of June 30, 2013, the Company was authorized to repurchase an additional $14.5 million of its common stock.
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
Contractual Obligations and Commitments
As of June 30, 2013 the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years		4-5 Years	After 5 Years
Operating leases	$2,158	$1,008	$975	175	$175	$—
Open purchase orders	19,966	19,966	—		—	—
Total	$22,124	$20,974	$975		$175	$—
Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.
Borrowing agreements consisted of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. The Company's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. As of June 30, 2013, there was $325,000 in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program. As of June 30, 2013, the Company had no borrowings under the line of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2013, the Company had $9.0 million of net unrecognized tax benefits. Included in the $9.0 million is $5.3 million which has not yet reduced income tax payments, and therefore, has been presented as a reduction to non-current deferred tax assets. The remaining $3.7 million presented as a liability consisted of $3.4 million included in long-term income taxes payable and $274,000 reduction in short-term income taxes receivable. The Company does not anticipate a significant change to the amount of long-term unrecognized tax benefits related to certain income tax positions within the next 12 months.
Off-Balance Sheet Arrangements
As of June 30, 2013, the Company had no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company usually invests cash in investments with short maturities or with frequent interest reset terms. Accordingly, interest income fluctuates with short-term market conditions. As of June 30, 2013, the Company's investment portfolio consisted primarily of corporate debt securities, commercial paper and liquid municipal debt securities with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. With the exception of the auction rate notes (discussed below), these investments were relatively liquid. Due to the relatively short, weighted-average maturity of the Company's investment portfolio and the current low interest rate environment, the Company's exposure to interest rate risk is minimal.
At June 30, 2013, the Company held $4.7 million in principal of senior auction rate notes secured by student loans with a fair value of $4.2 million. Auctions for these auction rate notes have failed as of June 30, 2013. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of June 30, 2013, the Company has recorded a $315,000 net of tax ($484,000 pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.
The company had no fixed-rate long-term debt subject to interest rate risk and no interest rate swap or foreign currency hedging contracts. At June 30, 2013, the Company had no derivative instrument contracts outstanding.

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
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information included in Note 13 of Notes to Condensed Consolidated Financial Statements under the caption "Commitments and Contingencies" in Item 1 of Part I is incorporated herein by reference.
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

Market conditions may lead the Company to initiate cost reduction plans, which may negatively affect near term operating results. Weaker customer demand, competitive pricing pressures, continued excess capacity, weak economic conditions or other factors, may cause the Company to initiate actions to reduce the Company’s cost structure to improve the Company’s future operating results. The cost reduction actions may require incremental costs to implement, which could negatively affect the Company’s operating results in periods when the incremental costs or liabilities are incurred.

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

Uncertain economic growth and customer demand in the semiconductor industry and increased concentration of electronics procurement and manufacturing may lead to further price erosion and increased advertising costs. If price erosion continues to occur, it will have the effect of reducing revenue levels and gross margins in future periods. Furthermore, the trend for the Company’s customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for Micrel and the semiconductor industry as a whole. Asian-based manufacturers are typically highly cost sensitive. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for the Company’s products in the future.

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

The Company has invested in certain auction rate securities that may not be accessible for more than 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At June 30, 2013, the Company held $4.7 million in principal of auction rate notes secured by student loans with a fair value of $4.2 million. As of June 30, 2013, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $315,000 net of tax ($484,000 pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 1 of Notes to Condensed Consolidated Financial Statements.

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

In addition, the Company depends on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. If some or all of the Company’s distributors and sales representatives experience financial difficulties, do not accurately forecast end market demand, do not properly manage inventory levels, or otherwise become unable or unwilling to promote and sell the Company’s products or deliver the Company’s products in a timely manner, its business, financial condition and results of operations could be adversely impacted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 26, 2012, the Company announced that it's Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock. The total available for repurchase, as of June 30, 2013, was $14.5 million.
The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during the first six months of 2013 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 2013	—	$—	—	$19,142
February 2013	—	—	—	19,142
March 2013	—	—	—	19,142
Total Q1 2013	—	—	—
April 2013	—	—	—	19,142
May 2013	180,611	10.26	180,611	17,290
June 2013	288,000	9.85	288,000	14,452
Total Q2 2013	468,611	10.01	468,611
Total	468,611	10.01	468,611

ITEM 6. EXHIBITS

Exhibit No.	Description

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

MICREL, INCORPORATED
(Registrant)

Date:	August 8, 2013	By	/s/ Clyde R. Wallin
Clyde R. Wallin
Vice President, Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

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