Form 10-Q
period 2013-09-30
MICREL INC
filed 2013-11-08
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of November 1, 2013 there were 57,023,617 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

ITEM 1. FINANCIAL STATEMENTS
MICREL, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,524	$27,281
Restricted cash	1,099	291
Short-term investments	69,708	76,349
Accounts receivable, less allowances: 2013, $755; 2012, $812	31,894	27,683
Inventories	45,102	42,256
Income taxes receivable	4,367	4,090
Prepaid expenses and other	1,602	2,355
Deferred income taxes	22,369	19,811
Total current assets	204,665	200,116
LONG-TERM INVESTMENTS	4,212	4,159
PROPERTY, PLANT AND EQUIPMENT, NET	58,764	60,692
GOODWILL	8,501	6,076
INTANGIBLE ASSETS, NET	11,795	7,906
DEFERRED INCOME TAXES	697	16
OTHER ASSETS	1,194	2,489
TOTAL	$289,828	$281,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,075	$21,936
Deferred income on shipments to distributors	32,493	25,768
Other current liabilities	11,742	8,833
Total current liabilities	60,310	56,537
LONG-TERM INCOME TAXES PAYABLE	3,064	2,759
LONG-TERM DEFERRED INCOME TAXES	1,283	1,054
OTHER LONG-TERM LIABILITIES	55	—
Total liabilities	64,712	60,350
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares;
issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and
outstanding: 2013 - 57,425,064 shares; 2012 - 58,153,665 shares	—	—
Accumulated other comprehensive loss	(312)	(532)
Retained earnings	225,428	221,636
Total shareholders’ equity	225,116	221,104
TOTAL	$289,828	$281,454
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET REVENUES	$58,169	$62,928	$177,073	$187,778
COST OF REVENUES (1)	28,698	29,661	85,440	86,201
GROSS PROFIT	29,471	33,267	91,633	101,577
OPERATING EXPENSES:
Research and development (1)	14,055	15,341	41,327	42,585
Selling, general and administrative (1)	11,184	11,847	34,478	35,186
Total operating expenses	25,239	27,188	75,805	77,771
INCOME FROM OPERATIONS	4,232	6,079	15,828	23,806
OTHER INCOME (EXPENSE):
Interest income	121	166	373	554
Interest expense	—	47	—	—
Other income (expense), net	(87)	2	(230)	(121)
Total other income, net	34	215	143	433
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	4,266	6,294	15,971	24,239
PROVISION FOR INCOME TAXES	262	1,402	1,687	7,409
NET INCOME	4,004	4,892	14,284	16,830
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(9)	—	(13)
NET INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$4,004	$4,883	$14,284	$16,817

NET INCOME PER SHARE ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS:
Basic	$0.07	$0.08	$0.25	$0.28
Diluted	$0.07	$0.08	$0.24	$0.28

CASH DIVIDENDS DECLARED PER SHARE	$0.0500	$0.0400	$0.0925	$0.1200
WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	57,752	59,242	58,107	60,096
Diluted	58,440	59,889	58,826	60,774
(1) Share-based compensation expense included in:

Cost of revenues	$270	$274	$784	$840
Research and development	704	646	2,008	2,203
Selling, general and administrative	789	719	2,284	2,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME	$4,004	$4,892	$14,284	$16,830
Other comprehensive income:
Unrealized gains on investments	39	57	315	226
Reclassification adjustment for a realized loss on investment included in net income*	—	—	26	—
Income taxes	14	22	121	87
Other comprehensive income, net of taxes	25	35	220	139
COMPREHENSIVE INCOME	4,029	4,927	14,504	16,969
Less: comprehensive income attributable to the noncontrolling interest	—	(9)	—	(13)
COMPREHENSIVE INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$4,029	$4,918	$14,504	$16,956

*
For the nine months ended September 30, 2013, a realized loss of $26,000 relating to short term investments was reclassified from accumulated other comprehensive income to other expense, net in the condensed consolidated statement of operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,284	$16,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,788	9,346
Share-based compensation expense	5,076	5,330
Excess tax benefits from share-based awards	(418)	(162)
Impairment of technology	—	1,000
Loss (gain) on disposal of assets	(33)	1
Deferred income tax provision	(3,133)	(1,939)
Changes in operating assets and liabilities:
Accounts receivable	(3,534)	(6,533)
Inventories	(1,691)	(1,366)
Income taxes receivable	(351)	4,392
Prepaid expenses and other assets	(434)	(303)
Accounts payable	(6,368)	1,327
Income taxes payable	172	(442)
Other liabilities	2,089	341
Deferred income on shipments to distributors	6,725	(1,202)
Net cash provided by operating activities	22,172	26,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PhaseLink’s net assets, net of cash acquired	—	(16,439)
Purchase of Discera's net assets	(6,110)	—
Purchases of property, plant and equipment	(5,797)	(6,221)
Purchases of intangible assets	(57)	—
Purchases of investments	(50,079)	(41,408)
Proceeds from sale and maturities of investments	57,010	41,808
Change in restricted cash	(808)	—
Net cash used in investing activities	(5,841)	(22,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(282)
Proceeds from the issuance of common stock	3,743	2,730
Repurchases of common stock	(13,177)	(28,430)
Payment of cash dividends	(5,371)	(7,135)
Purchase of stock for withholding taxes on vested restricted stock	(701)	(454)
Excess tax benefits from share-based awards	418	162
Net cash used in financing activities	(15,088)	(33,409)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,243	(29,049)
CASH AND CASH EQUIVALENTS - Beginning of period	27,281	60,610
CASH AND CASH EQUIVALENTS - End of period	$28,524	$31,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES
Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2012, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and those included in this Form 10-Q below.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding	57,752	59,242	58,107	60,096
Dilutive effect of stock options and restricted stock units	688	647	719	678
Shares used in computing diluted net income per share	58,440	59,889	58,826	60,774
For the three and nine months ended September 30, 2013, 5.4 million and 5.3 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months September 30, 2012, 5.7 million and 5.5 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.
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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on foreign currency matters that provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a parent company's ownership interest in a foreign entity. The standard differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2013. As of September 30, 2013, the Company has not recorded a CTA related to its ownership interests in a foreign entity. This standard would impact the Company's consolidated financial condition or results of operations only in the instance the Company records a CTA and an event or transaction described above occurs.

In July 2013, the FASB issued an accounting standards update on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (each, a “Carryforward”) exists. The standard requires that unrecognized tax benefits should be presented as a reduction to deferred tax assets for a Carryforward, if such Carryforward is required or expected to settle the additional income taxes in the event the uncertain tax position is disallowed. The standard also requires in situations that a Carryforward cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company's consolidated financial condition or results of operations.

3. ACQUISITION
On August 30, 2013, the Company signed a definitive agreement to acquire specific net assets of Discera, Inc. (“Discera”), a private company based in San Jose, California, which qualifies as an acquisition of a business for financial accounting purposes. The acquisition closed on September 9, 2013. The total consideration was approximately $7.1 million, plus $1.1 million assumed liabilities. Of the $7.1 million, $6.1 million was paid upon closing, and approximately $1.0 million was withheld to secure the indemnification obligations from the closing date through September 9, 2014. The objective of the acquisition is to complement and expand Micrel's high performance clock and timing product portfolio, as well as expand its MEMS (micro-electrical mechanical systems) capabilities. The addition of the Discera MEMS product line will also enhance Micrel's MEMS presence, intellectual property and capability. The Company has included the financial results of Discera in its condensed consolidated financial statements beginning on the acquisition date. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered insignificant.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recognized amounts of identifiable assets acquired and liabilities assumed
The Company accounted for the transaction using the acquisition method of accounting for business combinations and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. For the three months ended September 30, 2013, acquisition costs of $173,000 were expensed as incurred. While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, estimates and assumptions are subject to refinement. The Company’s allocation of the total purchase price is summarized below as of the date of acquisition (in thousands):

Accounts receivable	$677
Inventories	1,141
Other assets	24
Property, plant and equipment	1,165
Developed technology	940
Customer relationships	800
Trademarks	100
Non-competition agreements	40
In-process research and development	890
Goodwill	2,425
Liabilities	(1,090)
Total purchase consideration	$7,112
Identifiable intangible assets
Fair values for the acquired developed technology, customer relationships, trademarks and non-competition agreements and in-process research and development (“IPR&D”) were determined based on various methods including excess earnings method, relief from royalty method and with-or-without method. The values of the developed technology and customer relationships will be amortized over an estimated useful life of 10 years. The non-competition agreements will be amortized over a one-year period. The values of trademarks will be amortized over 2 years.
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
The following table summarizes the identifiable intangible assets acquired as part of the acquisition (in thousands):

	Fair Value as of Acquisition Date September 9, 2013	Accumulated Amortization as of September 30, 2013	Net Carrying Amount as of September 30, 2013
Developed technology	$940	$(10)	$930
Customer relationships	800	(13)	787
Trademarks	100	(6)	94
Non-competition agreements	40	(3)	37
In-process research and development	890	—	890
Total	$2,770	$(32)	$2,738
Goodwill
Goodwill represents the excess of the estimated acquisition consideration over the fair value of the underlying net tangible and intangible assets. The Company’s primary reasons for the Discera acquisition were to complement Micrel's high performance clock and timing products, as well as expand its MEMS capabilities. The addition of the Discera MEMS product line will also enhance Micrel's MEMS presence and capability. Furthermore, the Discera technical team gives Micrel the intellectual property and technical know-how to pursue not only MEMS-based timing devices but also other types of MEMS devices. These significant factors were the basis for the recognition of goodwill.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date based on the fair value of the award and is recognized over the employee’s requisite service period. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenues	$270	$274	$784	$840
Research and development	704	646	2,008	2,203
Selling, general and administrative	789	719	2,284	2,287
Pre-tax share-based compensation expense	1,763	1,639	5,076	5,330
Less income tax benefit	(565)	(558)	(1,667)	(1,863)
After tax impact of share-based compensation on net income	$1,198	$1,081	$3,409	$3,467
During the three months ended September 30, 2013 and 2012, the Company granted 191,400 and 512,380 stock options, respectively, at weighted average fair values of $2.79 and $3.05 per share, respectively. For the nine months ended September 30, 2013 and 2012, the Company granted 535,900 and 1,296,200 stock options, respectively, at weighted average fair values of $2.91 and $2.99 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Expected term (years)	5.8	5.8	5.9	5.8
Stock volatility	35.0%	36.0%	34.8%	36.1%
Risk free interest rates	1.7%	0.8%	1.4%	1.0%
Dividends during expected terms	2.2%	1.5%	1.8%	1.6%
The Company also grants Restricted Stock Units (“RSUs”) to its employees. In the three months ended September 30, 2013 and 2012, the Company granted 207,520 and 123,537 RSUs, respectively, at weighted average fair values of $9.14 and $9.73, respectively. During the nine months ended September 30, 2013 and 2012, the Company granted 434,920 and 379,623 RSUs, respectively, at weighted average fair values of $9.49 and $9.75, respectively.
As of September 30, 2013, there was $14.8 million of total unrecognized share-based compensation related to non-vested awards which is expected to be recognized over a weighted-average period of 2.9 years. Total share-based compensation capitalized as part of inventory as of September 30, 2013 and December 31, 2012 was $153,000 and $139,000, respectively.
Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.
5. INVESTMENTS
Short-term investments represent the investment of cash in instruments that are available to fund current operations with remaining maturities of greater than three months on the date of purchase. Short-term investments as of September 30, 2013 primarily consisted of corporate debt securities, commercial paper and liquid municipal debt securities with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. Long-term investments as of September 30, 2013 consisted of auction rate notes secured by student loans and were classified as available-for-sale securities. Available-for-sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive income. Unrealized credit losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense. A summary of the Company’s short-term investments at September 30, 2013 and December 31, 2012 is as follows (in thousands):

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of September 30, 2013				As of December 31, 2012
	Cost	Unrealized Gross Gains	Unrealized Gross Losses	Fair Value	Cost	Unrealized Gross Gains	Unrealized Gross Losses	Fair Value
Municipal Debt Securities	$16,530	$—	$—	$16,530	$12,520	$—	$(116)	$12,404
Corporate Debt Securities	36,726	2	—	36,728	26,575	—	(139)	26,436
Commercial Paper	16,447	3	—	16,450	18,464	—	(2)	18,462
Certificates of Deposits	—	—	—	—	19,047	—	—	19,047
Total	$69,703	$5	$—	$69,708	$76,606	$—	$(257)	$76,349
The Company recorded a cumulative temporary gain of $3,000 net of tax ($5,000 pre-tax) for its short-term securities as of September 30, 2013 to accumulated other comprehensive income, a component of shareholders' equity. The change in the fair value of these securities is recorded to unrealized gains (losses) on investments in the condensed consolidated statements of comprehensive income. As of September 30, 2013, none of the Company’s short-term investments was in a continuous unrealized loss position for more than twelve months.
A summary of the Company’s long-term investments at September 30, 2013 and December 31, 2012 is as follows (in thousands):

	As of September 30, 2013				As of December 31, 2012
	Cost	Unrealized Gross Gains	Unrealized Gross Losses	Fair Value	Cost	Unrealized Gross Gains	Unrealized Gross Losses	Fair Value
Auction Rate Securities	$4,700	$—	$(488)	$4,212	$4,700	$—	$(541)	$4,159
As of September 30, 2013, the Company had auction rate notes with an amortized cost of $4.7 million and a fair value of $4.2 million. Auction rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed and not resumed as of September 30, 2013. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 19 to 34 years. As a result, the Company has classified all auction rate notes as long-term investments as of September 30, 2013 and December 31, 2012, and the auction rate notes have been in a continuous unrecognized loss position since 2008 when auctions began to fail. As a result of failed auctions, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction rate notes held by the Company as of September 30, 2013 and December 31, 2012, the maximum interest rate is generally one month LIBOR plus 1.5% or 2.5% based on the notes' rating as of that date. The Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The Company has not recognized an other than temporary impairment loss on the auction rate notes because it expects to recover the full amortized cost basis of the securities, i.e., a credit loss has not occurred, and it has the ability and intent to hold the investments until such time.
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
The types of instruments valued based on unobservable inputs include the auction rate securities held by the Company. Such instruments are classified within Level 3 of the fair value hierarchy and are recorded under long-term investments in the condensed consolidated balance sheets. The Company estimated the fair value of these auction rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.
Financial assets measured at fair value on a recurring basis as of September 30, 2013 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$14,179	$—	$—	$14,179
Corporate Debt Securities (2)	—	36,728	—	36,728
Commercial Paper (2)	—	16,450	—	16,450
Municipal Debt Securities (2)	—	16,530	—	16,530
Auction rate notes (3)	—	—	4,212	4,212
Total	$14,179	$69,708	$4,212	$88,099

Financial assets measured at fair value on a recurring basis as of December 31, 2012 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$13,845	$—	$—	$13,845
Certificates of Deposits (2)	19,047	—	—	19,047
Corporate Debt Securities (2)	—	26,436	—	26,436
Commercial Paper (2)	—	18,462	—	18,462
Municipal Debt Securities (2)	—	12,404	—	12,404
Auction rate notes (3)	—	—	4,159	4,159
Total	$32,892	$57,302	$4,159	$94,353
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in long-term investments

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction rate notes as of September 30, 2013 and December 31, 2012. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction rate notes. Based on this assessment of fair value, as of September 30, 2013, the Company determined there was a cumulative decline in the fair value of its auction rate notes and recorded a $317,000 net of tax ($488,000 pre-tax) temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity. The change in the fair value of these securities is recorded to unrealized gains (losses) on investments in the condensed consolidated statements of comprehensive income.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30, 2013, the changes in the Company’s Level 3 securities (consisting of auction rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2012	$4,159
Transfers in and/or out of Level 3	—
Total unrealized gains, before tax effect	53
Settlements	—
Ending balance, September 30, 2013	$4,212
6. INVENTORIES
Inventories consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Finished goods	$13,338	$12,518
Work in process	30,195	28,133
Raw materials	1,569	1,605
Total inventories	$45,102	$42,256
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Manufacturing equipment	$178,566	$174,353
Land	8,101	8,101
Buildings and improvements	54,129	53,792
Office furniture and research equipment	21,557	20,241
	262,353	256,487
Accumulated depreciation	(203,589)	(195,795)
Total property, plant and equipment, net	$58,764	$60,692
Depreciation expense for the three and nine months ended September 30, 2013 was $2.7 million and $8.3 million, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in a business combination.
On April 2, 2012, the Company acquired PhaseLink and recorded $6.1 million of goodwill as the purchase price exceeded the fair value allocated to net tangible assets and identifiable intangible assets. On September 9, 2013, the Company acquired Discera and recorded $2.4 million of goodwill as the purchase price exceeded the fair value allocated to net tangible assets and identifiable intangible assets. The goodwill of both acquisitions has been assigned to the timing and communications reporting unit and will be reviewed annually in October or whenever events or circumstances occur which indicate that goodwill might be impaired.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s annual goodwill impairment assessment will include first performing a qualitative assessment. As part of this assessment, the Company will consider whether it is not more likely than not that the fair value is less than the carrying value of the reporting unit. If, after assessing the qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The first step requires a comparison of the fair value of the Company’s reporting unit to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment.
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
The following table sets forth the components of intangible assets as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$7,443	$(798)	$6,645	$4,400	$(330)	$4,070
Customer relationships	3,800	(463)	3,337	3,000	(225)	2,775
Trademarks	610	(236)	374	510	(115)	395
Non-competition agreements	450	(311)	139	410	(154)	256
In-process research and development	1,300	—	1,300	410	—	410
	$13,603	$(1,808)	$11,795	$8,730	$(824)	$7,906
The above intangible assets continue to be amortized over their estimated useful lives of 1 to 10 years using the straight-line method. Total intangible amortization expense for the three and nine months ended September 30, 2013 was $354,000 and $(984,000), respectively.
The estimated future amortization expense of intangible assets as of September 30, 2013 was as follows (in thousands):

Year Ending December 31,
2013 (remaining three months)	$386
2014	1,357
2015	1,241
2016	1,208
2017	1,157
Thereafter	6,446
$11,795

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation	$6,368	$4,167
Accrued commissions	2,725	1,918
Accrued workers compensation and health insurance	944	865
All other current accrued liabilities	1,705	1,883
Total other current liabilities	$11,742	$8,833
10. BORROWING ARRANGEMENTS
Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. In April 2013, an amendment was entered to amend certain terms of the credit agreement including an extension of the expiration date to April 30, 2015 and the deletion of a minimum effective tangible net worth covenant. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. The agreement includes certain restrictive covenants and, as of September 30, 2013, the Company was in compliance with such covenants.
The Company's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. As of September 30, 2013, there was $325,000 in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program. As of September 30, 2013, the Company had no borrowings under the line of credit.
11. DERIVATIVE FINANCIAL INSTRUMENTS
During the three and nine months ended September 30, 2013 and 2012, the Company was not party to any derivative instrument arrangements. At September 30, 2013, there were no derivative instrument contracts outstanding.
12. SIGNIFICANT CUSTOMERS
During the nine months ended September 30, 2013, two worldwide distributors accounted for $54.3 million (31%) and $34.9 million (20%) of net revenues, respectively. During the nine months ended September 30, 2012, two worldwide distributors and one direct customer accounted for $47.5 million (25%), $30.7 million (16%) and $20.1 million (11%) of net revenues, respectively. These distributors operate globally and regionally to sell Micrel's products to many customers across various end markets.
At September 30, 2013, two worldwide distributors and one direct customer accounted for 34%, 14%, and 10% respectively, of total accounts receivable. At December 31, 2012, one worldwide distributor and an Asia-based distributor accounted for 28% and 14%, respectively, of total accounts receivable.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. SEGMENT REPORTING
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker. The Company has two reportable segments: standard products and other products, which consist primarily of custom and foundry products and revenues from the license of patents. The chief operating decision maker evaluates segment performance based on revenue. Accordingly, all expenses are considered corporate level activities and are not allocated to segments. Therefore, it is not practical to show profit or loss by reportable segments. Also, the chief operating decision maker does not assign assets or review discrete financial information for these segments. Consequently, it is not relevant to show assets by reportable segments.

	Three Months Ended		Nine Months Ended
Net Revenues by Segment	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net Revenues:
Standard Products	$56,185	$60,753	$171,469	$180,756
Other Products	1,984	2,175	5,604	7,022
Total net revenues	$58,169	$62,928	$177,073	$187,778
As a Percentage of Total Net Revenues:
Standard Products	97%	97%	97%	96%
Other Products	3	3	3	4
Total net revenues	100%	100%	100%	100%
14. COMMITMENTS AND CONTINGENCIES
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

As of September 30, 2013, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, ranges of possible losses in these matters cannot be reasonably estimated at this time.

15. SHARE REPURCHASE PROGRAM
On July 26, 2012, the Company announced that its Board of Directors authorized the repurchase of $30.0 million of the Company’s common stock. As of September 30, 2013, the total remaining authorized amount available for repurchase was $6.0 million. On October 24, 2013, the Company announced that its Board of Directors authorized the repurchase of another $30.0 million of the Company’s common stock.
Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock incentive plans and ESPP. During the nine months ended September 30, 2013, the Company repurchased 1,323,367 shares of its common stock for an aggregate price of $13.2 million.
16. INCOME TAXES
The income tax provision for the three and nine months ended September 30, 2013, as a percentage of income before taxes was 6.1% and 10.6%, respectively. For the three months ended September 30, 2013, the Company recognized $775,000 of previously unrecognized tax benefits due to a lapse of the statute of limitations. For the nine months ended September 30, 2013, the income tax provision also included income tax benefits totaling $424,000 pertaining to the filing of 2012 foreign tax returns during the second quarter of 2013 and a $1.4 million benefit for 2012 research tax credits as a tax law was enacted on January 2, 2013 to retroactively reinstate the federal research and development tax credit to January 1, 2012.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income tax provision for the three and nine months ended September 30, 2012, as a percentage of income before taxes, was 22.3% and 30.6%, respectively. For the three and nine months ended September 30, 2012, the Company recognized $661,000 of previously unrecognized tax benefits due to the lapse of statute of limitations. For the nine months ended September 30, 2012, the Company also recognized $176,000 of previously unrecognized tax benefits due to settlements with the tax authorities. In addition, the tax provision for this period excluded any benefits from the federal research and development credit which expired on December 31, 2011 and had not been reinstated as of September 30, 2012.

As of September 30, 2013, the gross amount of unrecognized tax benefits for uncertain tax positions was $11.8 million (including interest and penalties) and the net amount, reduced for the federal effects of potential state tax exposures, was $8.4 million. Included in the $8.4 million is $5.4 million which has not yet reduced income tax payments, and therefore, has been netted against non-current deferred tax assets. The remaining $3.0 million liability consisted of $2.9 million included in long-term income taxes payable and $103,000 netted against short-term income taxes receivable. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, the $3.0 million would favorably affect the Company’s tax provision in such future periods. The Company does not anticipate a significant change to the amounts of unrecognized tax benefits presented as long-term liability or reduction to long-term deferred tax assets in the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of September 30, 2013 and December 31, 2012, the Company had $310,000 and $354,000, respectively, accrued for interest and none accrued for penalties in both periods. These accruals are included as a component of long-term income taxes payable.
The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2010 and forward. Significant state tax jurisdictions include California, Massachusetts and Texas, and generally, the Company is subject to routine examination for years 2006 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2005 and forward in various immaterial foreign tax jurisdictions in which it operates.
Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $22.4 million and net long-term deferred tax liabilities of $586,000 as of September 30, 2013. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for a valuation allowance of $8.5 million maintained against state deferred tax assets as of September 30, 2013. The recorded valuation allowance is primarily due to required income apportionment methods in California causing a shortfall of projected future taxable income to realize all available deferred tax assets in that jurisdiction. Should the Company determine that future realization of other recognized tax benefits is not more likely than not, additional valuation allowance would be established which would increase the Company's tax provision in the period of such determination.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. DIVIDENDS
The Company's Board of Directors declared the following dividends during the periods presented (In thousands, except dividend per share):

	Dividend Per Share	Total Amount	Record Date	Payment Date
September 30, 2013
July 25, 2013	$0.0500	$2,890	August 14, 2013	August 28, 2013
April 25, 2013	0.0425	2,482	May 8, 2013	May 22, 2013
December 7, 2012*	0.0425	2,497	December 18, 2012	December 27, 2012
September 30, 2012
July 26, 2012	$0.0400	$2,230	August 9, 2012	August 23, 2012
April 26, 2012	0.0400	2,453	May 9, 2012	May 23, 2012
January 26, 2012	0.0400	2,451	February 8, 2012	February 22, 2012
*The cash dividend declared on December 7, 2012 was an accelerated cash dividend in lieu of the quarterly dividend that the Company would have otherwise announced in January 2013 with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in February of 2013.
18. SUBSEQUENT EVENTS
On October 24, 2013, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on November 22, 2013 to shareholders of record at the close of business on November 8, 2013. This dividend will be recorded in the fourth quarter of 2013 and is expected to be approximately $2.9 million.
On October 24, 2013, the Company also announced that its Board of Directors authorized the repurchase of another $30.0 million of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this quarterly report on Form 10-Q that are not purely historical may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding the Company’s expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on standard products sales and international sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in the Company’s results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and the Company’s product development strategy; the Company’s markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; the Company’s future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; the Company's integration and incorporation of current or future acquisitions; the ability to meet anticipated short-term and long-term cash requirements and the sources of funds to meet such requirements; effect of changes in market interest rates on investments; the Company’s ability to recover the cost basis on its investments; the Company’s need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on the Company; the impact of changes in laws and regulations; the future realization of tax benefits; the amount of future taxable income levels and the resolution of uncertain tax positions; and share-based incentive awards and expectations regarding future stock based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as, but not limited to, “believe,” “estimate,” “may,” “can,” “will,” “could,” “would,” “should,” “continue,” “intend,” “objective,” “plan,” “expect,” “likely,” “potential,” “possible” or “anticipate” or the negative of these terms or other comparable terminology. All forward-looking statements included in this report are based on information available to the Company on the date of this report, and, except as required by law, the Company assumes no obligation to update any such forward-looking statements. These statements are subject to risks and uncertainties, including those risks discussed under “Risks Factors” and elsewhere in this report, which could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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

The Company’s timing and communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high speed Physical Media Devices (“PMD”) products. With form factor, size reductions and ease of use critical for system designs, Micrel utilizes innovative packaging and proprietary process technology to address these challenges. In 2012, the Company acquired PhaseLink Company Limited (“PhaseLink”), a private company based in Taiwan and in San Jose, California. The objective of the acquisition was to complement Micrel’s high performance clock generation and distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. PhaseLink provides high performance integrated timing solutions to system and oscillator manufacturers. In September 2013, the Company acquired the net assets of Discera Inc. (“Discera”), a private company based in San Jose, California. The objective of the acquisition is to complement Micrel's high performance clock and timing products, as well as expand its MEMS (micro-electrical mechanical systems) capabilities. Discera is a leading timing and clock oscillator company utilizing a proprietary MEMS (micro-electrical mechanical system) resonator enabling lower cost, enhanced ruggedness, smaller size and wider temperature range than historical quartz based solutions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Although the current MEMS-based timing market is relatively small with only a few competitors currently shipping MEMS-based products, Micrel believes it has the potential to expand rapidly. However, Micrel does not expect dramatic revenue growth from the Discera business for the next few quarters.

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

The following table presents the Company’s revenues by product group, as a percentage of total net revenues, for the periods presented.

Net Revenues by Product Group	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
As a Percentage of Total Net Revenues
Linear and Power	56%	57%	56%	58%
Timing and Communications	22	20	21	20
LAN Solutions	19	20	20	18
Total standard products	97	97	97	96
Foundry, custom and other products	3	3	3	4
	100%	100%	100%	100%
The Company’s products address a wide range of end markets. The following table presents the Company’s revenues by end market as a percentage of total net revenues, for the periods presented.

Net Revenues by End Market	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
As a Percentage of Total Net Revenues
Industrial	50%	38%	53%	41%
Communications	17	33	16	32
Wireless handsets	14	16	13	15
Computing	15	11	14	10
Consumer and other	4	2	4	2
Total net revenues	100%	100%	100%	100%
To enhance the readers’ understanding of the Company’s performance, the following is a chronological overview of the Company’s results for the quarterly periods from January 1, 2012 through September 30, 2013.
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
During the second quarter of 2013, revenues decreased 0.9% to $59.2 million from $59.7 million in the first quarter of 2013. The decrease was primarily due to lower sales to the Company's wireless handset end market which were down by 18.2%, partially offset by higher sales in the communications, computing, consumer and industrial end markets. As compared to the same quarter last year, second quarter of 2013 revenues decreased by $4.5 million, or 7.1%, principally resulting from lower demand from customers in the communications and wireless handset end markets. The book-to-bill ratio in the second quarter of 2013 was above one. The gross margin in the second quarter of 2013 was 52.5%, as compared to 52.0% in the first quarter of 2013. This increase was largely due to a product mix favoring a greater percentage of higher margin communications, computing and industrial products. The Company’s operating margin for the second quarter of 2013 increased to 10.4%, as compared to 9.1% in the first quarter of 2013. Net income for the second quarter of 2013 was $5.0 million, or $0.09 per basic and diluted share, as compared to net income of $5.2 million, or $0.09 per basic and diluted share, for the first quarter of 2013, and net income of $6.0 million, or $0.10 per basic and diluted share, for the second quarter of 2012. During the second quarter of 2013, cash flows from operations were $2.0 million. Cash and short term investments were $104.9 million at June 30, 2013 as compared to $111.7 million at March 31, 2013. During the second quarter of 2013, the Company repurchased $4.7 million of its common stock and maintained its quarterly $0.0425 per share dividend totaling $2.5 million.
Revenues for the third quarter of 2013 totaled $58.2 million, representing a decrease of $1.0 million, or 1.7%, from $59.2 million in the second quarter of 2013. The decrease was primarily due to lower sales to the Company's industrial end market which were down by 8.4%, partially offset by higher sales in the wireless, communications, and computing end markets. As compared to the same quarter last year, third quarter of 2013 revenues decreased by $4.8 million, or 7.6%, principally resulting from lower demand from customers in the computing and wireless handset end markets. The book-to-bill ratio in the third quarter of 2013 was slightly below one. The gross margin in the third quarter of 2013 was 50.7%, as compared to 52.5% in the second quarter of 2013. This decrease was principally due to a shift in product mix from higher gross margin industrial products to lower gross margin mobile handset products. The Company’s operating margin for the third quarter of 2013 decreased to 7.3%, as compared to 10.4% in the second quarter of 2013. Net income for the third quarter of 2013 was $4.0 million, or $0.07 per basic and diluted share, as compared to net income of $5.0 million, or $0.09 per basic and diluted share, for the second quarter of 2013, and net income of $4.9 million, or $0.08 per basic and diluted share, for the third quarter of 2012. During the third quarter of 2013, cash flows from operations were $12.4 million. Cash and short term investments were $98.2 million, as compared to $104.9 million at June 30, 2013, which reflects a cash payment of $6.1 million made on September 9, 2013 related to the Discera acquisition. During the third quarter of 2013, the Company repurchased $8.5 million of its common stock and paid quarterly $0.05 per share dividend totaling $2.9 million.
The Company derives a substantial portion of its net revenues from standard products. For the three months ended September 30, 2013 and 2012, the Company’s standard products sales accounted for 97% of the Company’s net revenues. For the nine months ended September 30, 2013 and 2012, the Company’s standard products sales accounted for 97% and 96%, respectively, of the Company’s net revenues. The Company believes that a substantial portion of its net revenues in the future will depend upon standard products sales, although such sales as a proportion of net revenues may vary as the Company adjusts product output levels to correspond with varying economic conditions and demand levels in the markets which it serves. The standard products business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since most standard products backlog is cancelable without significant penalty, the Company typically plans its production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company may experience significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, levels of inventory and resales by distributors, the utilization level of manufacturing capacity, competitive pricing pressures, the successful development and customer acceptance of new products, and the successful integration of acquisitions. These and other factors are described in further detail later in this discussion and in Part II Item 1A of this Quarterly Report on Form 10-Q titled “Risk Factors.” As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect the Company’s business, financial condition, results of operations and cash flows.
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

Sales to OEM customers and sell-in distributors are recognized based upon the shipment terms of the sale transaction when all other revenue recognition criteria have been met. The Company does not grant return rights, price protection or pricing adjustments to OEM customers. The Company offers limited contractual stock rotation rights to sell-in distributors, which are reasonably estimable. In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain sell-in distributors on an exception basis. At the time of shipment to OEMs and sell-in distributors, an allowance for returns is established based upon historical return rates, and an allowance for price adjustments is established based on an estimate of price adjustments to be granted. Actual future returns and price adjustments could be different than the allowance established.

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
Income Taxes. Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. As of September 30, 2013, the Company believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for a valuation allowance that was established against deferred assets due to California tax law changes in 2012 which require a mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. Should the Company determine that future realization of other recognized deferred tax assets is not more likely than not, additional valuation allowance would be established, which would increase the Company’s tax provision in the period of such determination.
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.3	47.1	48.3	45.9
Gross profit	50.7	52.9	51.7	54.1
Operating expenses:
Research and development	24.2	24.4	23.3	22.7
Selling, general and administrative	19.2	18.8	19.5	18.7
Total operating expenses	43.4	43.2	42.8	41.4
Income from operations	7.3	9.7	8.9	12.7
Other income (expense):
Interest income	0.2	0.3	0.2	0.3
Interest expense	—	—	—	—
Other expense, net	(0.1)	—	(0.1)	(0.1)
Total other income, net	0.1	0.3	0.1	0.2
Income before income taxes and noncontrolling interest	7.4	10.0	9.0	12.9
Provision for income taxes	0.5	2.2	1.0	3.9
Net income	6.9	7.8	8.0	9.0
Less: net income attributable to noncontrolling interest	—	—	—	—
Net income	6.9%	7.8%	8.0%	9.0%
Net Revenues. For the three months ended September 30, 2013, net revenues decreased 7.6% to $58.2 million from $62.9 million for the same period in the prior year. The decease primarily resulted from reduced demand of the Company's products serving the computing and wireless handset end markets. For the nine months ended September 30, 2013, net revenues decreased 5.7% to $177.1 million from $187.8 million for the same period in the prior year. The decrease was principally due to lower demand from the wireless handset, communications and computing end markets, partially offset by revenues from the acquisition of PhaseLink and higher demand from the industrial end market. The decreases in revenues for the three and nine months ended September 30, 2013 reflect lower revenues from both the Company's standard and other products as compared to the same periods in the prior years.
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
International sales represented 74% and 71% of net revenues for the three and nine months ended September 30, 2013, respectively, as compared to 75% and 73% of net revenues for the three and nine months ended September 30, 2012, respectively. Sales to customers in Asia represented 60% and 58% of net revenues for both the three and nine months ended September 30, 2013, respectively, as compared to 63% and 60% of net revenues for the three and nine months ended September 30, 2012. The trend for the Company’s customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for the Company and other semiconductor manufacturers as Asia-based manufacturers are typically highly cost sensitive. This can make it more difficult for U.S.-based companies to differentiate themselves in any meaningful manner other than by lowering prices. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for the Company’s products in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. The Company’s gross margin decreased to 50.7% for the three months ended September 30, 2013 from 52.9% for the comparable period in 2012. For the nine months ended September 30, 2013, the Company’s gross margin decreased to 51.7% from 54.1% for the comparable period in 2012. These decreases were primarily due to lower factory capacity utilization, higher inventory reserves, and a shift in product mix to lower gross margin mobile handset products as compared to the same periods in 2012.
Research and Development Expenses. Research and development expenses as a percentage of net revenues represented 24.2% for the three months ended September 30, 2013 as compared to 24.4% for the three months ended September 30, 2012. On a dollar basis, research and development expenses decreased $1.3 million, or 8.4%, to $14.1 million for the three months ended September 30, 2013 from $15.3 million for the comparable period in 2012. This decrease was primarily due to reduced spending on test boards and mask sets and decreased outside consulting services.
For the nine months ended September 30, 2013 and 2012, research and development expenses as a percentage of net revenues represented 23.3% and 22.7%, respectively. On a dollar basis, research and development expenses decreased $1.3 million to $41.3 million for the nine months ended September 30, 2013 from $42.6 million for the comparable period in 2012. The decrease was primarily due to reduced spending on test boards and mask sets, decreased outside consulting services and lower share-based compensation expense as mentioned above, partially offset by increased headcount expenses from the acquisition of PhaseLink. The Company believes that the development and introduction of new products is critical to its future success and expects to continue its investment in research and development activities in the future.
Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative expenses represented 19.2% for the three months ended September 30, 2013 and 18.8% for the three months ended September 30, 2012. On a dollar basis, selling, general and administrative expenses decreased $663,000, or 5.6%, to $11.2 million for the three months ended September 30, 2013 from $11.8 million for the comparable period in 2012. This decrease was primarily due to spending reductions on product and corporate marketing activities, personnel and commissions.
For the nine months ended September 30, 2013 and 2012, selling, general and administrative expenses as a percentage of net revenues represented 19.5% and 18.7%, respectively. On a dollar basis, selling, general and administrative expenses decreased $708,000 to $34.5 million for the nine months ended September 30, 2013 from $35.2 million for the comparable period in 2012. The decrease was primarily due to lower spending on product and corporate marketing activities, commissions and travel, mostly offset by increased corporate bonus expense, headcount expenses from the acquisition of PhaseLink and Discera as well as related amortization expenses of acquired intangible assets.
Share-Based Compensation. The Company’s results of operations for the three month periods ended September 30, 2013 and 2012 included $1.8 million and $1.6 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the nine month periods ended June 30, 2013 and 2012, the Company’s results of operations included $5.1 million and $5.3 million, respectively, of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, research and development expenses and selling, general and administrative expenses (see Note 4 of Notes to Condensed Consolidated Financial Statements).
Other Income (Expense). Other income, net reflects interest income from investments in short-term and long-term investment securities and money market funds and other non-operating income or expense related primarily to foreign currency gain or loss, offset by interest expense incurred.
Provision for Income Taxes. The income tax provision for the three and nine months ended September 30, 2013, as a percentage of income before taxes, was 6.1% and 10.6%, respectively. The income tax provision for the three and nine months ended September 30, 2012, as a percentage of income before taxes, was 22.3% and 30.6%, respectively. The income tax provision for the three months ended September 30, 2013 included $775,000 of previously unrecognized tax benefits due to a lapse of the statute of limitations. For the nine months ended September 30, 2013, the income tax provision also included income tax benefits totaling $424,000 pertaining to the filing of 2012 foreign tax returns during the second quarter of 2013 and a $1.4 million benefit for 2012 research tax credits as a tax law was enacted on January 2, 2013 to retroactively reinstate the federal research and development tax credit to January 1, 2012. The tax provision for the three and nine months ended September 30, 2012, included the recognition of $176,000 of previously unrecognized tax benefits due to settlements with the tax authorities. Additionally, the Company also recognized $661,000 of previously unrecognized tax benefits due to the lapse of statute of limitations. The tax provision for the three and nine months ended September 30, 2012 excluded any benefits from the federal research and development credit which expired on December 31, 2011 and had not been reinstated as of September 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, state income taxes, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources
Since inception, the Company’s principal sources of funding have been its cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2013 consisted of cash, cash equivalents and short-term investments of $98.2 million and a $5.0 million revolving line of credit from a commercial bank.
The Company generated $22.2 million in cash from operating activities during the nine months ended September 30, 2013. Significant cash flows included cash provided by net income of $14.3 million plus additions for non-cash activities of $11.3 million (consisting primarily of $9.8 million in depreciation and amortization, $5.1 million in share-based compensation expense and related tax effects, partially offset by a $3.1 million increase in deferred income taxes) combined with a $6.7 million increase in deferred income on shipments to distributors, and a $2.1 million increase in other current liabilities which were offset in part by a $3.5 million increase in accounts receivable, a $1.7 million increase in inventories, and a $6.4 million decrease in accounts payable.
The Company generated $26.6 million in cash from operating activities during the nine months ended September 30, 2012. Significant cash flows included cash provided by net income of $16.8 million plus additions for non-cash activities of $12.6 million (consisting primarily of $9.3 million in depreciation and amortization, $5.3 million in share-based compensation expense and related tax effects, and $1.0 million in impairment of technology, partially offset by a $1.9 million increase in deferred income taxes) combined with a $4.4 million decrease in income taxes receivable, and a $1.3 million increase in accounts payable which were offset in part by a $6.5 million increase in accounts receivable, a $1.4 million increase in inventory and a $1.2 million decrease in deferred income on shipments to distributors.
The Company used $5.8 million of cash from investing activities during the nine months ended September 30, 2013, primarily comprised of $50.1 million in purchases of investments, $6.1 million of acquisition of Discera and $5.8 million of purchases of property, plant and equipment, partially offset by $57.0 million in proceeds from the sales and maturities of investments.
The Company used $22.3 million of cash in investing activities during the nine months ended September 30, 2012, comprised of $41.4 million in purchases of investments, $16.4 million in the acquisition of PhaseLink and $6.2 million in purchases of property, plant and equipment, which were offset by $41.8 million in proceeds from the sales and maturities of investments.
The Company used $15.1 million of cash in financing activities during the nine months ended September 30, 2013 primarily for the repurchases of $13.2 million of the Company's common stock and $5.4 million for the payment of cash dividends, which were partially offset by $3.7 million in proceeds from employee stock transactions.
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

On October 24, 2013, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on November 22, 2013 to shareholders of record at the close of business on November 8, 2013. This dividend will be recorded in the fourth quarter of 2013 and is expected to be approximately $2.9 million.

Under the Company’s stock repurchase program, as of September 30, 2013, the Company was authorized to repurchase an additional $6.0 million of its common stock. On October 24, 2013, the Company also announced that its Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock.
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
Contractual Obligations and Commitments
As of September 30, 2013 the Company had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,128	$1,065	$923	$140	$—
Open purchase orders	13,074	13,074	—	—	—
Total	$15,202	$14,139	$923	$140	$—
Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.
Borrowing agreements consist of an unsecured credit facility with Bank of the West. The credit facility includes a $5.0 million line of credit available for general working capital needs, a $5.0 million letter of credit sub-facility and a $2.0 million foreign exchange sub-facility. The Company's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. As of September 30, 2013, there was $325,000 in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company's workers compensation program. As of September 30, 2013, the Company had no borrowings under the line of credit.
As of September 30, 2013, the Company had $8.4 million of net unrecognized tax benefits. Included in the $8.4 million is $5.4 million which has not yet reduced income tax payments, and therefore, has been presented as a reduction to non-current deferred tax assets. The remaining $3.0 million presented as a liability consisted of $2.9 million included in long-term income taxes payable and $103,000 reduction in short-term income taxes receivable. The Company does not anticipate a significant change to the amount of long-term unrecognized tax benefits related to certain income tax positions within the next 12 months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements
As of September 30, 2013, the Company had no off-balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company usually invests cash in investments with short maturities or with frequent interest reset terms. Accordingly, interest income fluctuates with short-term market conditions. As of September 30, 2013, the Company's investment portfolio consisted primarily of corporate debt securities, commercial paper and liquid municipal debt securities with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. With the exception of the auction rate notes (discussed below), these investments were relatively liquid. Due to the relatively short, weighted-average maturity of the Company's investment portfolio and the current low interest rate environment, the Company's exposure to interest rate risk is minimal.
At September 30, 2013, the Company held $4.7 million in principal of senior auction rate notes secured by student loans with a fair value of $4.2 million. Auctions for these auction rate notes have failed as of September 30, 2013. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. As a result, the Company may have limited or no ability to liquidate its investment and fully recover the carrying value of its investment in the near term. As of September 30, 2013, the Company has recorded a $317,000 net of tax ($488,000 pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. The Company currently has the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.
The Company had no fixed-rate long-term debt subject to interest rate risk and no interest rate swap or foreign currency hedging contracts. At September 30, 2013, the Company had no derivative instrument contracts outstanding.

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
Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.
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

Rules that impose diligence and disclosure requirements relating to “conflict minerals” may force the Company to incur significant expenses, may result in damage to its business reputation and may adversely impact its business, financial condition or operating results.  The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements on companies that use certain minerals referred to as "conflict minerals" regardless of their actual country of origin, in their products. These metals are commonly used in electronic components and devices, including the Company's products. These requirements require companies to investigate and disclose whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. The Company's supply chain is very complex and the Company relies on certifications from its suppliers that the minerals which they supply to the Company are sourced from smelters which do not source these minerals from the Democratic Republic of Congo or adjoining countries.  If the Company’s suppliers do not sufficiently verify the origin of the relevant metals and their certifications are found to be inaccurate, the Company may face costs for heightened due diligence analysis of its supply chain, including a formal audit, as well as reputational challenges with its customers.  Under these circumstances, the Company’s customers may purchase products from the Company’s competitors and seek damages from the Company for costs to conduct detailed due diligence of their supply chains.  These outcomes could adversely impact the Company's business, financial condition or operating results.

Company-Specific Risks
In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to the Company such as:
An important part of the Company’s strategy is to continue to focus on the market for timing and high-speed communications ICs. Should demand from the Company’s customers in this end market decrease, or if lower customer demand for the Company’s timing and communications products materializes, the Company’s future revenue growth and profitability could be adversely affected.

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

The Company has invested in certain auction rate securities that may not be accessible for more than 12 months and these auction rate securities may experience an other than temporary decline in value, which would adversely affect the Company’s income. At September 30, 2013, the Company held $4.7 million in principal of auction rate notes secured by student loans with a fair value of $4.2 million. As of September 30, 2013, all of these auction rate securities have failed to auction successfully due to sell orders exceeding buy orders. The Company has recorded a $317,000 net of tax ($488,000 pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, the Company would record a loss, which could be material, in its statement of operations in the period such other than temporary decline in fair value is determined. For additional information regarding the Company’s investments, see Note 1 of Notes to Condensed Consolidated Financial Statements.

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

The integration of previous and potential future acquisitions that the Company may pursue involves a number of risks. If the Company is unable to address and resolve these risks successfully, such integrations or acquisitions could disrupt its business. For example, in April 2012 the Company acquired PhaseLink which has been integrated with the Company’s business, and in September 2013, the Company acquired Discera and is in the process of integrating its business. In addition, the Company may in the future acquire other businesses, products or technologies to expand its product offerings and capabilities, customer base and business. Any of these transactions could be material to the Company’s financial condition and results of operations. The anticipated benefits of these acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where the Company may face acquisition-related risks include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 26, 2012, the Company announced that its Board of Directors had authorized the repurchase of $30.0 million of the Company’s common stock. The total available for repurchase, as of September 30, 2013, was $6.0 million. On October 24, 2013, the Company announced that its Board of Directors had authorized the repurchase of an additional $30.0 million of the Company’s common stock.
The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by the Company’s management, based on its evaluation of market conditions and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of the Company’s common stock during the first nine months of 2013 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 2013	—	$—	—	$19,142
February 2013	—	—	—	19,142
March 2013	—	—	—	19,142
Total Q1 2013	—	—	—
April 2013	—	—	—	19,142
May 2013	180,611	10.26	180,611	17,290
June 2013	288,000	9.85	288,000	14,452
Total Q2 2013	468,611	10.01	468,611
July 2013	268,000	10.34	268,000	11,681
August 2013	271,300	10.16	271,300	8,925
September 2013	315,456	9.38	315,456	5,966
Total Q3 2013	854,756	9.93	854,756
Total	1,323,367	9.96	1,323,367

ITEM 6. EXHIBITS

Exhibit No.	Description

31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.
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

MICREL, INCORPORATED
(Registrant)

Date:	November 8, 2013	By	/s/ Robert E. DeBarr
Robert E. DeBarr
Chief Financial Officer and
Vice President of Finance and Human Resources
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

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