Form 10-K
period 2013-12-31
MICREL INC
filed 2014-03-06
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.

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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $196 million based upon the last reported sales price of the Common Stock as reported on the Nasdaq Global Select Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2014, the Registrant had outstanding 56,265,095 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2014 are incorporated by reference in Part III of this Report.

MICREL, INCORPORATED

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on product sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in our results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and our product development strategy; our markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; our future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; our need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on us; the future realization of tax benefits; and share-based incentive awards and expectations regarding future share-based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “estimate,” “may,” “can,” “will,” “could,” “would,” “intend,” “objective,” “plan,” “expect,” “likely,” “potential,” “possible” or “anticipate” or the negative of these terms or other comparable terminology and similar expressions. All forward-looking statements included in this document are based on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements, including those risks discussed under “Risk Factors” and elsewhere in this Report, except as required by applicable law. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1 (“Business”), Item 1A (“Risk Factors”), Item 3 (“Legal Proceedings”) and Item 7 (“Management Discussion and Analysis of Financial Condition and Results of Operations”).

PART I

ITEM 1. BUSINESS

General

We were incorporated in California in July 1978. References to the “Company”, “Micrel” and “we” refer to Micrel, Incorporated and subsidiaries, which also does business as Micrel Semiconductor. Our principal executive offices are located at 2180 Fortune Drive, San Jose, California 95131. Our telephone number is (408) 944-0800. We maintain a corporate website located at www.micrel.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available, free of charge, on the website noted above as soon as reasonably practicable after filing with or being furnished to the Securities and Exchange Commission.

We design, develop, manufacture and market a range of high-performance analog integrated circuits (“ICs”), mixed-signal ICs and digital ICs. We currently ship approximately 3,800 products. These products address a wide range of end markets including cellular handsets, portable computing, enterprise and home networking, wide area and metropolitan area networks, digital televisions and industrial equipment. We also manufacture custom analog and mixed-signal circuits and provide wafer foundry services for customers that produce various electronic systems.

Our high performance linear and power products are characterized by high power density and small form factor. The demand for high performance linear and power circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets and tablet devices. We also have an extensive linear and power management offering for the networking and communications infrastructure markets including cloud and enterprise servers, network switches and routers, storage area networks and wireless base stations. In addition, we offer products that serve the solid state drive market and are seeing strength in the emergence of solid state drives. Micrel also markets an extensive offering of USB port protection devices.

Our timing and communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high speed Physical Media Device (“PMD”) products. With form factor, size reductions and ease of use critical for system designs, we utilize innovative packaging and proprietary process technology to address these challenges. In 2012, we acquired PhaseLink™ Company Limited (“PhaseLink”), a private company based in Taiwan and in San Jose, California, in order to complement our high performance clock generation and distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. PhaseLink provides high performance integrated timing solutions to system and oscillator manufacturers.

In September 2013, we acquired specific net assets of Discera Inc. (“Discera”), which uses micro-electrical mechanical system (“MEMS”) resonators to compete with standard quartz oscillators and quartz oscillator-based clock generators. We acquired Discera in order to complement our high performance clock and timing products, as well as expand our MEMS capabilities. With the acquisition of PhaseLink and Discera, coupled with our organic product developments, we now offer a comprehensive portfolio of clock generation and clock distribution products.

Our family of local area network (“LAN”) solutions products targets the digital home, unified communications, industrial and automotive markets. This product portfolio consists of physical layer transceivers (“PHY”), Media Access Controllers (“MAC”), switches and high value Application Specific Standard Products (“ASSP”) comprising analog, mixed signal and digital functions supporting transmission speeds from 10 Megabits per second to one Gigabit per second. In order to increase our relevance to customers, we have continued to transition our LAN solutions portfolio to higher function switch and ASSP products. This transition better aligns our products with the emergence of cloud based services and the Internet of Things (“IoT”).

Industry Background

Analog Circuit, Mixed-Signal and Digital ICs Markets

ICs may be divided into three general categories — digital, analog (also known as “linear”) and mixed-signal. Digital circuits, such as memory and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values, “1” or “0”. Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition and process measure or control real world variables such as sound, temperature, pressure or speed. Mixed-signal ICs combine analog and digital functions on one chip.

Analog circuits are used in virtually every electronic system.  The largest markets for such circuits are computers, telecommunications and data communications, industrial equipment, military, consumer and automotive electronics. Because of their numerous and diverse applications, analog circuits have a wide range of operating specifications and functions. For each application, different users may have unique requirements for integrated circuits such as specific resolution, linearity, speed, power, and signal amplitude capability.

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

•
Interdependence of Design and Process. Analog designers, especially at companies having their own wafer fabrication facilities, are able to select from several wafer fabrication processes in order to achieve higher performance and greater functionality from their designs.

•	Longer Product Cycles and More Stable Pricing. Analog circuits generally have longer product cycles and greater price stability as compared to digital circuits.

Recent Trends in Analog Power Management, Mixed-Signal and Digital ICs

Most electronic systems utilize analog circuits to perform power management functions (“power analog circuits”) such as the control, regulation, conversion and routing of various voltages and current. The computing and communications markets have emerged as two of the largest markets for power analog circuits. In particular, the recent growth and proliferation of portable battery-powered devices, such as wireless handsets (cellular telephones), digital cameras and tablet devices, continue to increase demand and create new technological challenges for power analog circuits.

Wireless handsets, as an example, are composed of components and subsystems that utilize several different voltage levels, require multiple power analog circuits to precisely regulate and control voltages required for various digital and mixed signal integrated circuits.  Furthermore, manufacturers continue to pack more processing power and functionality into smaller form factors placing severe demands on the battery. To maintain or extend talk times, high performance linear and power products are required to charge the battery and optimize the battery discharge times.

The rapid adoption of the Internet for information exchange in business and consumer markets, has led to a significant increase in the need for timing and communications technology. In recent years, there has been a significant expansion in the number of broadband subscribers for both cable modem and fiber to the home technologies. We expect increased bandwidth demand of these users will continue to consume the installed capacity and drive infrastructure upgrades in metropolitan and wide area networks. We anticipate additional demand of new wireless services utilizing the transmission of video will further accelerate this trend.

The market for LAN solutions based on Ethernet Standards continues to grow in several segments such as unified communications, digital home networks, industrial automation, automotive diagnostics and infotainment. The transition to voice over Internet Protocol (“VoIP”) based voice communications continues in both enterprise and residential markets. With the emergence of cloud based services and the IoT, we anticipate additional need for VoIP in embedded applications such as emergency, security, intercom and paging in healthcare, industrial and construction. We expect to see broad adoption of Ethernet in automotive applications to support infotainment utilizing Internet-based content delivery and multimedia services, advanced driver assistance systems including devices such as navigation systems, rear view cameras, collision detection, traffic sign recognition, warning systems, etc., and diagnostics and vehicle software flashing. We believe deterministic Ethernet solutions based on industry standards are particularly suitable for next generation factory automation, process control, robotics and data acquisition. We also expect demand for LAN connectivity of entertainment devices such as set top boxes, high-definition TVs, Blue-Ray DVD players, personal video recorders and game consoles to continue within the digital home.

Micrel’s Strategy

We seek to capitalize on growth opportunities within the high-performance analog, mixed-signal and digital semiconductor markets. Our core competencies are our analog design, control theory, packaging and device technology, as well as our in-house wafer fabrication capability. We intend to build a leadership position in our targeted markets by pursuing the following strategies:

•
Served Available Market Expansion. We are presently a trusted partner to key OEMs around the world.  We intend to use these relationships to increase our revenues by providing more products to these key partners. In addition, through collaboration with these key partners, we have access to a rich pipeline of new product development innovation opportunities. Through this partnering, we now ship approximately 3,800 products.

•
Maintain Technological Leadership. We expect to continue making significant device and process optimizations which will continue to yield improvements in overall power dissipation, size and form factor reductions.

•	Develop/Acquire New Complementary Businesses. We seek to identify complementary business opportunities building on our core strengths in the analog and mixed signal area.

•
Capitalize on In-house Wafer Fabrication Facility. We believe that our in-house six-inch wafer fabrication facility provides a significant competitive advantage because it facilitates close collaboration between design and process engineers in the development of our products.

•
Maintain a Strategic Level of Foundry Products Revenue. We believe that our foundry products business broadens our revenue base and lowers overall per unit manufacturing costs through greater utilization of our manufacturing facilities.

•	Protect Proprietary Technology. We seek to identify and protect our proprietary technology through the development of patents, trademarks and copyrights.

Products and Markets

Overview

We currently operate in one segment: the design, manufacturing, marketing and sale of semiconductor products. In 2012 and 2011, we had two reportable segments: standard products and other products, which consisted of custom and foundry products and revenue from license of patents. The chief operating decision maker, the President and CEO, evaluated segment performance based on revenue, and accordingly, all expenses were considered corporate level activities and not allocated to the two segments. Similarly, the chief operating decision maker did not assign assets to these segments.

The change from two reportable segments to one during 2013 was driven by the change in the way the chief operating decision maker evaluates our financial performance and allocates resources, which is currently on a company-wide basis.

We generate revenue from four product groups:  Linear and Power; Timing and Communications; LAN; and Foundry.  The following table sets forth the net revenues attributable to our four product groups as a percentage of total net revenues.

Net Revenues by Product Group
	Years Ended December 31,
	2013	2012	2011
Net Revenues:
Linear and Power	57%	59%	63%
Timing and Communications	21	20	17
LAN	20	19	18
Foundry	2	2	2
Total net revenues	100%	100%	100%

Our net revenue from other products, which consist primarily of custom and foundry products and revenues from the license of patents, represented approximately 3%, 4% and 4% of total net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The remainder of net revenue consists of our standard products.

Our products address a wide range of end markets. The following table presents our revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Years Ended December 31,
	2013	2012	2011
As a Percentage of Total Net Revenues:
Industrial	52%	49%	49%
Communications	17	18	19
Wireless handsets	13	15	14
Computing	15	15	15
Military and other	3	3	3
Total net revenues	100%	100%	100%
For a discussion of the changes in net revenues from period to period, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products

In recent years, we have directed a majority of our development, sales and marketing efforts towards expanding our product offering to address larger markets for our products and to expand our customer base. We offer a broad range of high performance analog, mixed signal, and digital ICs that address high growth markets including wireless handsets, portable electronics, set-top boxes, networking and communications. The majority of our revenue is derived from power management products.

Power Conversion Market. Most electronic equipment requires a power supply that converts and regulates the electrical power source into usable voltages for the equipment. We have multiple power conversion product families:

•
LDOs – LDOs have long been a cornerstone of our product offering.  LDOs are linear voltage regulators which allow lower voltage devices to be connected to higher voltage power rails. We offer numerous LDO products ranging from low cost portable regulators, to high performance (high accuracy), high current regulators with system supervisory functions.

•
DC/DC converters – Our DC/DC converter products are offered in controller (no power switches) and regulator (switches on board) form.  Competitive advantages include power density, high voltage capability, and small form factor. The devices are primarily used in solid state drives, cloud servers, networking, portable equipment and base stations.

•
Analog Power Switches – We offer analog switches that range from straight current switching to reverse blocking, current protected and soft start devices with system supervisory options.  The devices are primarily used in LCD TV, computer USB port and wireless handset devices.  In addition, we offer a family of hot swap controllers including second sources of leading competitive devices targeted primarily to the networking and telecom markets.

•
PMICs – PMICs combine system supervisory, DC/DC, LDO and interfacing requirements in a single IC to save space and cost.  We have introduced PMIC devices for key applications such as Solid State Drives.

•
Solid State Lighting – Our offerings include camera flash LED drivers for the portable and non-portable backlighting markets, as well as drivers for solid state architectural and general illumination.  These products have been adopted by portable equipment and wireless handset manufacturers as an alternative to more costly charge pump solutions.

•
FET Drivers – We produce buffers which allow DC/DC controllers to interface to external switches and provide the power needed to drive these switches. Our FET drivers are also used in various power tool applications such as electric screw drivers and other consumer and industrial motor drive applications.

Supervisory Market. We offer supervisory and reference products which protect, monitor and improve the interface of circuitry, especially around microcontroller and processor circuits.  Demand for products in this area has been driven by needs in the wireless handset market to improve interaction between memory and processor segments as well as numerous tracking, sequencing, and monitoring requirements in various networking industrial and portable applications.

General Linear. Our offerings include a line of general linear parts ranging from op amps, to thermal measurement devices, timers and other general devices.  These types of devices tend to be deployed in many diverse types of equipment across a multitude of markets.

Radio Frequency Data Communications. Our QwikRadio® family of RF receivers and transmitters are designed for use in any system requiring a cost-effective, low-data-rate wireless link. Typical examples include garage door openers, lighting and fan controls, automotive keyless entry and remote controls. Our RadioWire® transceivers provide a higher level of performance for more demanding applications such as remote metering, security systems and factory automation.

 Clock and Timing Market. Our timing and communications product group develops and produces clock and timing products such as integrated clocking solutions with internal quartz crystal, low jitter clock generators, clock distribution buffers, oscillator die, and industry leading MEMS-based crystal-less™ clock generators and PureSilicon™ oscillators. These products address the requirements of a broad range of applications including high data rate communications protocols such as SONET/SDH/OTN, 1/10/40/100 Gigabit Ethernet, Fiber Channel, Femtocell, cloud computing, Servers, Data Storage, PCI Express Generations 1, 2 and 3, macrocell based stations, Common Public Radio Interface (“CPRI”), Media and Video, smart grid, solar inverters, set-top boxes, surveillance systems, measurement and instrumentation equipment. The products also provide solutions for more general purpose applications. Our products address clock and timing requirements of multiple market sectors, including telecommunications, data communications, computation, consumer and handheld, test and measurement, as well as embedded, industrial, medical, and automotive segments.

•
ClockWorks™FUSION - Integrated Clocking Solution. In 2012, we announced a clocking solution with integrated quartz crystal that provides several elements of the timing chain within a single package. By integrating the clock tree in a single device, these products can enable simpler customer design, improved signal integrity necessary for high bandwidth and reduced bill of materials and board area.  These devices are designed to be quickly configurable to meet customers’ unique requirements. These devices meet stringent requirements for high speed data links in servers, storage, networking, telecom and base-station equipment.

•
ClockWorks™ FLEX - Low Jitter Clock Generators. We offer a set of configurable low jitter clock generators. Useful in clocking high speed data links in, telecommunications, networking, storage, servers, and base station applications, this family of products offers integration and performance benefits that reduce component count and simplify end customer designs.

•
PicoPLL™ - Low Power and General Purpose Clock Generators. Our acquisition of Phaselink has enabled us to address customized, general purpose, low power and consumer clock generation requirements.  These clock generators are used in femtocell, set-top box, mobile/battery operated and embedded applications and are also applicable in control plane and processor or FPGA clocking applications within telecommunications, servers, networking and storage systems.

•
Precision Edge® - Clock Distribution. These products provide clock distribution, signal level shifting, frequency scaling and multiplexing of high performance clocks.  They are used in servers, telecommunications, networking, storage, instrumentation, industrial and test and measurement markets.

•
Crystal-less™ Clock Generators. This family of products is a result of the acquisition of Discera. These devices represent one of the highest levels of integration in the industry for multiple output clock generation. Unlike competing solutions in the market that rely on external Quartz crystals, the Crystal-less™ clock generators are based on MEMS resonators and require no additional external components to operate. The benefits of MEMS allows system designers to benefit from much lower component counts, BOM reduction, space savings and higher stability over wider temperature range. This family of products provides solutions applicable in communications, storage, consumer, computation, industrial and automotive market segments.

•
PureSilicon™ Oscillators. This family of products is also a result of the acquisition of Discera. These devices are based on MEMS resonators and provide single output, industry standard footprints. They are drop-in replacements for oscillators which are based on combining multiple components driven by a quartz crystal. The benefits of MEMS in this space allows designers to reach a wider temperature range with higher stability in addition to improvements in quality and reliability as well as on shock and vibration resistance. These components may be used across a wide range of markets including storage, communications, computation, consumer, medical, industrial and automotive.

High-Speed Communications Market. Our timing and communications product group also develops and produces Clock and Data Recovery (“CDR”), Serializer/Deserializer (“SERDES”), PMD devices such as burst-mode and continuous mode limiting post amplifiers, laser diode drivers, integrated single chip transceivers, and optical module controller circuits for high speed communications products. Primary applications are fiber optic communications systems and modules targeted at FTTH PON, SONET/SDH/OTN telecommunications, enterprise data communications, storage area networks, and wireless base station infrastructure.

 LAN Solutions. Ethernet is seeing increasing adoption in several large and growing segments such as unified communications, digital home networks, industrial automation, automotive diagnostics and infotainment. These applications are characterized by the need for energy efficient, compact and cost effective products. Micrel is focused on delivering solutions to meet these needs. An integral part of this strategy is an increasing level of functional integration to deliver ASSP (Application Specific Standard Product) solutions to our customers.

•
Unified communications. We now have solutions for both VoIP phones and analog telephone adapters (“ATA”). We have developed software to facilitate adoption of our products and also introduced multiple port ATA and VoIP to POTS failover solutions.

•
Digital Home. Our family of PHY transceivers, controllers, and switches has been proven in major consumer electronics products such as digital TVs, media players, set top boxes, and other LAN enabled devices. New offerings include support for Energy Efficient Ethernet (“EEE”), Wake on LAN (“WoL”) and other capabilities.

•	Automotive. Micrel offers a family of Ethernet products qualified to AEC-Q100 specifications.

•	Industrial. Micrel offers a line of I-Temp qualified LAN solutions and our EtherSynch™ product family for deterministic Ethernet applications, such as industrial control.

Our future success will depend in part upon the timely completion, introduction and market acceptance of new products.

Other Products

We offer various combinations of design, process and foundry services including MEMS manufacturing capability. MEMS are highly specialized and dedicated devices. They are used in manufacturing pressure, temperature, chemical and vibration sensors, light reflectors and switches as well as accelerometers for airbags, vehicle controls, pacemakers and games.  The technology is also used in inkjet print heads, micro actuators for read/write heads and all-optical switches that reflect light beams.

We generally provide customers with the following alternatives:

•
R&D Foundry. We modify a process or develop a new process for a customer. Using either the modified or new process and mask sets provided by the customer, we manufacture fabricated wafers for the customer.

•	Foundry. We duplicate a customer’s process to manufacture fabricated wafers designed by the customer.

Sales, Distribution and Marketing

We sell our products through a worldwide network of independent sales representatives, sell-through distributors and sell-in distributors and through direct sales staff.

We sell our products in Europe through direct sales staff in the United Kingdom, Germany and France as well as independent sales representative firms, independent sell-through distributors and independent sell-in distributors. Asian sales are handled through our sales offices in Korea, Japan, Taiwan, China and Singapore, independent sell-through distributors and independent sell-in distributors.

In 2013, sales to customers in Asia, North America and Europe accounted for 61%, 26% and 13%, respectively, of our net revenues. In 2012, sales to customers in Asia, North America and Europe accounted for 61%, 27% and 12%, respectively, of our net revenues. In 2011, sales to customers in Asia, North America and Europe accounted for 58%, 28% and 14%, respectively, of our net revenues.  Our products are sold throughout the world. Our net revenues by country, including the United States, are included in Note 15 of Notes to Consolidated Financial Statements.

Our international sales are primarily denominated in U.S. dollars. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than our competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.

Customers

For the year ended December 31, 2013, no OEM customer accounted for more than 10% of our net revenues and two worldwide distributors accounted for 29% and 17%, respectively, of our net revenues. For the year ended December 31, 2012, one OEM customer accounted for 10% of our net revenues and two worldwide distributors accounted for 22% and 15%, respectively, of our net revenues. The increase in percentage of revenue from our largest distributor from 2012 to 2013 was primarily due to its acquisition and integration of one of our other significant distributors in 2013. For the year ended December 31, 2011, no OEM customer accounted for more than 10% of our net revenues and two worldwide distributors accounted for 24% and 16%, respectively, of our net revenues.

Design and Process Technology

We derive competitive advantages from having process technologies that are uniquely suited for the products we develop. Developing or having access to state of the art and cost effective process technologies is especially important for our high performance linear and power solutions products. Our high performance linear and power proprietary design technology depends on the skills of our analog design teams.

We continue to develop process technologies and implement new designs on our CMOS and Bipolar-CMOS-DMOS (“BCD”) processes. These processes are characterized by an array of analog devices including analog resistors and capacitors, post package trim devices, optimized ESD and optimized power transistors with voltage capability up to 65V. In addition, we have differentiated interconnection and packaging technologies. We believe these capabilities give us an advantage compared with many competitors using a fabless model as these simultaneous capabilities are generally not available at many third party foundries.

Additionally, we have an array of high speed Silicon Germanium technologies which enable us to develop products for high speed networking and communications markets.

We utilize third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2013, approximately 21% of our wafer requirements were fabricated at third-party foundry suppliers, including all of our LAN products.

Research and Development

Our ability to compete will substantially depend on our ability to define, design, develop and introduce on a timely basis new products offering design or technology innovations. Research and development in the analog and mixed-signal integrated circuit industry is characterized primarily by circuit design and product engineering that enables new functionality or improved performance. Our research and development efforts are also directed at our process technologies and focus on cost reductions to existing manufacturing processes and the development of new process capabilities to manufacture new products and add new features to existing products. With respect to more established products, our research and development efforts also include product redesign, shrinkage of device size and the reduction of mask steps in order to improve die yields per wafer and reduce per device costs.

Our analog, mixed-signal and digital design engineers principally focus on developing next generation products for our targeted markets. Our new product development strategy emphasizes a broad line of products that are based on customer input and requests.

In 2013, 2012 and 2011, we spent $55.9 million, $57.2 million, and $50.0 million, respectively, on research and development. We expect that we will continue to spend substantial funds on research and development activities.

Patents and Intellectual Property Protection

We seek patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to us. As of December 31, 2013, we held 353 United States patents on semiconductor devices and methods, with various expiration dates through 2033. We had applications for 19 United States patents pending. In addition, as of December 31, 2013, we held 86 issued foreign patents and have an application for one foreign patent pending.

Supply of Materials and Purchased Components

We generally purchase certain components from a limited group of vendors. The packaging of our products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for our LAN products is primarily dependent upon two large third-party wafer foundry suppliers.

Manufacturing

We fabricate the majority of our wafers at our wafer fabrication facility located in San Jose, California, while 21% of our wafer fabrication is subcontracted to outside foundries, including 100% of our LAN product wafer requirements. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 28,000 square foot clean room facility, which provides production processes. The facility uses six-inch wafer technology. We also own approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility and administrative offices.

Generally, each die on our wafers is electrically tested for performance, and most of the wafers are subsequently sent to independent assembly and final test contract facilities in Thailand, Malaysia and certain other Asian countries. At such facilities, the wafers are separated into individual circuits and packaged.

Competition

The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the market for our products include product features, performance, price, the timing of product introductions, the emergence of new technological standards, quality and customer support. We believe that we compete favorably in these areas.

The market for analog ICs is diverse and highly fragmented, and we encounter different competitors in our various market areas. Our principal linear and power competitors include Linear Technology Corporation, Maxim Integrated Products, Inc. and Texas Instruments Incorporated in one or more of our product areas. Other competitors include Freescale Semiconductor, Inc., Intersil Corporation, Fairchild Semiconductor International, Inc., Skyworks Solutions, Inc., Semtech Corporation and ON Semiconductor Corporation. Most of these companies have substantially greater technical, financial and marketing resources and greater name recognition than us. Our principal competitors for products targeted at the timing and communications market are ON Semiconductor, Analog Devices, Inc., Maxim Integrated Products, Inc., Vitesse Semiconductor Corp., Integrated Device Technology, Inc. and SiTime Corporation. The primary competitors for our LAN products are Broadcom Corp., Marvell Technology Group Ltd., Microchip Technology Inc. and Realtek Semiconductor Corp.

With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products, and price. We believe that we compete favorably in all these areas.

Backlog

At December 31, 2013, our backlog was approximately $68 million, substantially all of which is scheduled to be shipped during the first six months of 2014.  At December 31, 2012, backlog was approximately $67 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. Our backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to sell-through distributors who receive significant return rights and price adjustments from us are not recognized as revenue by us until the product is sold from the sell-through distributor stock to the end-customers. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of our sales are shipped in the same quarter that the orders are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. We believe that our activities conform to present environmental regulations.

Employees

As of December 31, 2013, we had 728 full-time employees, compared to 796 at December 31, 2012. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage.

ITEM 1 A. RISK FACTORS

Factors That May Affect Operating Results

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Many factors that can affect our quarterly and annual results are difficult to control or predict. Some of the factors which can affect a multinational semiconductor business such as us are described below.

Geopolitical and Macroeconomic Risks That May Affect Multinational Enterprises

Weak global economic conditions could have a material adverse effect on our business, results of operations, and financial condition. While the global economy has partially recovered from the economic downturn that began in 2007, continued weakness in the macroeconomic climate has constrained demand for our semiconductors and there is no guarantee that these conditions will improve in a timely manner or at all or that these conditions will not further decline again in the future. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. We cannot accurately predict the timing, severity or duration of such downturns. A global recession may result in a decrease in orders for our products, which may materially adversely affect our revenues, results of operations and financial condition. In addition to reduction in sales, our profitability may decrease during economic downturns because we may not be able to reduce costs at the same rate as our sales decline.

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

Market conditions may lead us to initiate cost reduction plans, which may negatively affect near term operating results. Weaker customer demand, competitive pricing pressures, continued excess capacity, weak economic conditions or other factors, may cause us to initiate actions to reduce our cost structure to improve our future operating results. The cost reduction actions may require incremental costs to implement, which could negatively affect our operating results in periods when the incremental costs or liabilities are incurred.

Disruption in financial markets may adversely affect our business in a number of ways. The unprecedented contraction and extreme disruption of the credit and financial markets in the United States, Europe and Asia that began in 2007 led to, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuation of others. A similar tightening of credit in financial markets in the future may limit the ability of our customers and suppliers to obtain financing for capital purchases and operations. This could result in a decrease in or cancellation of orders for our products or reduced ability to finance operations to supply products to us. We cannot predict the likely duration and severity of disruptions in financial markets and adverse economic conditions in the United States and other countries. Further, fluctuations in worldwide economic conditions make it extremely difficult for us to forecast future sales levels based on historical information and trends. Visibility into customer demand is limited due to short order lead times. Portions of our expenses are fixed and other expenses are tied to expected levels of sales activities. To the extent we do not achieve our anticipated levels of sales, our gross profit and net income could be adversely affected.

We have generated a substantial portion of our net revenues from export sales. We believe that a substantial portion of our future net revenues will continue to depend on export sales to customers in international markets, including Asia. International markets are subject to a variety of risks, including changes in policy by the U.S. or foreign governments, acts of terrorism, natural disasters, foreign government instability, social conditions such as civil unrest, economic conditions including high levels of inflation or deflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Changes in exchange rates that strengthen the U.S. dollar could increase the price of our products in the local currencies of the foreign markets we serve. This would result in making our products relatively more expensive than its competitors’ products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments. In addition, we sell to domestic customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic or political conditions elsewhere in the world. Such factors could adversely affect our future revenues, financial condition, results of operations or cash flows.

Semiconductor Industry Specific Risks

The volatility of customer demand in the semiconductor industry limits a company’s ability to predict future levels of sales and profitability. Semiconductor suppliers can rapidly increase production output in response to slight increases in demand, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to account for shorter lead times. A rapid and sudden decline in customer demand for products can result in excess quantities of certain products relative to demand. Should this occur, our operating results may be adversely affected as a result of charges to reduce the carrying value of our inventory to the estimated demand level or market price. Our quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The short-term and volatile nature of customer demand makes it extremely difficult to accurately predict near term revenues and profits.

The semiconductor industry is highly competitive and subject to rapid technological change, price-erosion and increased international competition. Significant competitive factors include product features; performance and price; timing of product introductions; emergence of new computer and communications standards; and quality and customer support. If we are unable to compete favorably in these areas, revenues and profits could be negatively affected.

The short lead-time environment in the semiconductor industry has allowed many end consumers to rely on semiconductor suppliers, sell-in distributors and sell-through distributors to carry inventory to meet short-term requirements and minimize their investment in on-hand inventory. Customers have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to us and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand. As a consequence of the short lead-time environment and corresponding unpredictability of customer demand, we have increased our inventories over the past several years to maintain reliable service levels. If actual customer demand for our products is different from our estimated demand, delivery schedules may be impacted, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect our business, financial condition, results of operations, or cash flows.

In addition, we use sell-in distributors and sell-through distributors that carry inventory to service the volatile short-term demands of end customers. However, like many of our competitors, we generally recognize revenue on sales of product to sell-in distributors upon shipment, so fluctuations in inventory accumulation by sell-in distributors can exacerbate fluctuations in revenue from sales to such sell-in distributors. Also, should the relationship with a sell-through distributor or sell-in distributor be terminated, the level of product returns could be higher than the returns allowance established, which could negatively affect our revenues and results of operations.

Uncertain economic growth and customer demand in the semiconductor industry and increased concentration of electronics procurement and manufacturing may lead to further price erosion and increased advertising costs. If price erosion continues to occur, it will have the effect of reducing revenue levels and gross margins in future periods. Furthermore, the trend for our customers to move their electronics manufacturing to Asian countries has brought increased pricing pressure for us and the semiconductor industry as a whole. Asian-based manufacturers are typically highly cost sensitive. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region may lead to continued price pressure and additional product advertising costs for our products in the future.

Many semiconductor companies, including us, face risks associated with a dependence upon third parties that manufacture, assemble, package or supply raw materials for certain of its products. These risks include reduced control over delivery schedules and quality; inadequate manufacturing yields and excessive costs; the potential lack of adequate capacity during periods of excess demand; difficulties selecting and integrating new subcontractors; potential increases in prices; disruption in supply due to civil unrest, terrorism, natural disasters or other events which may occur in the countries in which the subcontractors or suppliers operate; and potential misappropriation of our intellectual property. The occurrence of any of these events may lead to increased costs or delay delivery of our products, which would harm our profitability and customer relationships. Furthermore, a major disruption to any part of our customers’ supply chains could decrease their output and subsequently result in lower demand for our products.

We generally do not have long-term supply contracts with our third-party vendors. Therefore, most of our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order or guarantee. Additionally, our wafer and product requirements typically represent a relatively small portion of the total production of the suppliers, third-party foundries and outside assembly, testing and packaging contractors. As a result, we are subject to the risk that a third-party supplier will provide delivery or capacity priority to other larger customers to our detriment, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply. Furthermore, our third-party vendors may be unwilling to supply certain products and processes or may be unable to do so due to business failure or bankruptcy. If replacement suppliers or manufacturing processes are not available, we may experience delays in shipment or lost revenue which could, in turn, result in temporary or permanent loss of customers.

We outsource some of our wafer fabrication, most of our test and all of our assembly requirements to third-party vendors. When demand for semiconductors improves, availability of these outsourced services typically becomes tight, resulting in longer than normal lead times and delinquent shipments to customers. The degree to which we may have difficulty obtaining these services could have a negative impact on our revenues, bookings and backlog. If these lead times are extended, the resulting loss of near-term visibility for our customers could result in their placing higher order levels than their actual requirements which may result in higher levels of order cancellations in the future. There can be no assurance that we will be able to accurately forecast demand and moderate our build schedules to accommodate the possibility of an increase in order cancellations.

The markets that we serve frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, we would likely lose business from existing or potential customers and would not have the opportunity to compete for new design wins until the next product transition. If we fail to develop products with required features or performance standards or experience even a short delay in bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period of time.

Because the market for ICs is diverse and highly fragmented, we encounter different competitors in various market areas. Many of these competitors have substantially greater technical, financial and marketing resources and greater name recognition than us. We may not be able to compete successfully in the future and competitive pressures may adversely affect our financial condition, results of operations or cash flows.

The success of companies in the semiconductor industry depends in part upon intellectual property, including patents, trade secrets, know-how and continuing technology innovation. The success of companies like ours may depend on their ability to obtain necessary intellectual property rights and protect such rights. There can be no assurance that the steps taken by us to protect our intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. There can be no assurance that any patent owned by us will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages or that any of its pending or future patent applications will be issued with the scope of the claims sought, if at all. Furthermore, others may develop technologies that are similar or superior to our technology, duplicate technology or design around the patents owned by us.

Additionally, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Claims alleging infringement of intellectual property rights have been asserted against us in the past and could be asserted against us in the future. These claims could result in us having to discontinue the use of certain processes or designs; cease the manufacturing, use and sale of infringing products; incur significant litigation costs and damages; attempt to obtain a license to the relevant intellectual property and develop non-infringing technology. We may not be able to obtain or renew such licenses on acceptable terms or to develop non-infringing technology. Existing claims or other assertions or claims for indemnity resulting from infringement claims could adversely affect our business, financial condition, results of operations or cash flows. In addition, we rely on third parties for certain technology that is integrated into some of our products. If we are unable to continue to use or license third-party technologies in our products on acceptable terms, or the technology fails to operate, we may not be able to secure alternative technologies in a timely manner and our business would be harmed.

The significant investment in semiconductor manufacturing capacity and the rapid growth of circuit design centers in China may present a competitive threat to established semiconductor companies due to the current low cost of labor and capital in China. The emergence of low cost competitors in China could reduce the revenues and profitability of established semiconductor manufacturers, such as us.

There is intense competition for qualified personnel in the semiconductor industry. The loss of any key employees or the inability to attract or retain qualified personnel, including management, engineers and sales and marketing personnel, could delay the development and introduction of our products and harm our ability to sell our products. We believe that our future success is dependent on the contributions of our senior management, including our President and Chief Executive Officer, certain other executive officers and senior engineering personnel. We do not have long-term employment contracts with these or any other key personnel, and their knowledge of our business and industry would be difficult to replace.

Companies in the semiconductor industry are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production, alteration of manufacturing processes or a cessation of operations. In addition, these regulations could restrict our ability to expand our facilities at their present locations or construct or operate a new wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Our failure to appropriately control the use of, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject us to future liabilities and could have a material adverse effect on our business.

Rules that impose diligence and disclosure requirements relating to “conflict minerals” may force us to incur significant expenses, may result in damage to our business reputation and may adversely impact our business, financial condition or operating results.  The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements on companies that use certain minerals referred to as “conflict minerals” regardless of their actual country of origin, in their products. These metals are commonly used in electronic components and devices, including our products. These requirements require companies to investigate and disclose whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. Our supply chain is very complex and we rely on certifications from our suppliers that the minerals which they supply to us are sourced from smelters which do not source these minerals from the Democratic Republic of Congo or adjoining countries.  If our suppliers do not sufficiently verify the origin of the relevant metals and their certifications are found to be inaccurate, we may face costs for heightened due diligence analysis of our supply chain, including a formal audit, as well as reputational challenges with our customers.  Under these circumstances, our customers may purchase products from our competitors and seek damages from us for costs to conduct detailed due diligence of their supply chains.  These outcomes could adversely impact our business, financial condition or operating results.

Company-Specific Risks

In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to us such as:

An important part of our strategy is to continue to focus on the market for timing and high-speed communications ICs. Should demand from our customers in this end market decrease, or if lower customer demand for our timing and communications products materialize, our future revenue growth and profitability could be adversely affected.

The wireless handset (cellular telephone) market comprises a significant portion of our net revenues. We derive a significant portion of our net revenues from customers serving the wireless handset market. Due to the highly competitive and fast changing environment in which our wireless handset customers operate, demand for the product we sell into this end market can change rapidly and unexpectedly. If our wireless handset customers’ acceptance of our products decreases, or if these customers lose market share or accumulate too much inventory of completed handsets, the demand for our products could decline sharply, which could adversely affect our revenues and results of operations.

Our gross margin, operating margin and net income are highly dependent on the level of revenue, average selling prices and capacity utilization that we experience. A decline in average selling prices (“ASPs”) could adversely affect our revenues, gross margins and results of operations unless we are able to sell more units, reduce our costs, introduce new products with higher ASPs or some combination thereof. Semiconductor manufacturing is a capital-intensive business resulting in high fixed costs. If we are unable to utilize our installed wafer fabrication or test capacity at a high level, the costs associated with these facilities and equipment would not be fully absorbed, resulting in higher average unit costs and lower profit margins.

We have invested in certain auction-rate securities that may not be accessible for more than 12 months and these auction-rate securities may experience an, other-than-temporary decline in value, which would adversely affect our net income. At December 31, 2013, we held $4.7 million in principal of auction-rate notes secured by student loans. As of December 31, 2013, all of these auction-rate securities have failed to auction successfully due to sell orders exceeding buy orders. We have recorded a $0.3 million ($0.5 million pre-tax) temporary impairment of these securities to other comprehensive income, a component of shareholders’ equity. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss, which could be material in our statement of operations in the period such other-than-temporary decline in fair value is determined. For additional information regarding our investments, see Note 1 of Notes to Consolidated Financial Statements.

We face various risks associated with the trend toward increased shareholder activism. In 2008, we became engaged in a proxy contest with a large shareholder. This dispute led to a significant increase in operating expenses which appreciably reduced our operating profit and net income. Although this dispute was resolved, we could become engaged in another proxy contest in the future. Another proxy contest would require significant additional management time and increased operating expenses, which could adversely affect our profitability and cash flows.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. To the extent that we become involved in such intellectual property litigation, it could result in substantial costs and diversion of resources to us and could have a material adverse effect on our financial condition, results of operation or cash flows. In the event of an adverse ruling in any intellectual property litigation that might arise in the future, we might be required to discontinue the use of certain processes or designs, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against us and our failure to develop or license substitute technology on commercially reasonable terms, our financial condition, results of operations, or cash flows could be adversely affected.

The complexity of our products may lead to errors or defects, which could subject us to significant costs or damages and adversely affect market acceptance of our products. Although our customers and suppliers rigorously test our products, these products may contain undetected errors, weaknesses or defects. If any of our products contain production defects, reliability, quality or compatibility problems that are significant, our reputation may be damaged and customers may be reluctant to continue to buy our products. This could adversely affect our ability to retain and attract new customers. In addition, these defects could interrupt or delay sales of affected products, which could adversely affect our results of operations.

If defects are discovered after commencement of commercial production, we may be required to incur significant costs to resolve the problems. This could result in significant additional development costs and the diversion of technical and other resources from other development efforts. We could also incur significant costs to repair or replace defective products or may agree to be liable for certain damages incurred. These costs or damages could have a material adverse effect on our financial condition and results of operations.

We will continue to expend substantial resources developing new products, applications or markets and may never achieve the sales volume that it anticipates for these products, which may limit our future growth and harm our results of operations. Our future success will depend in part upon the success of new products. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and experience defects upon volume production and broad deployment. The markets we enter will likely be highly competitive and competitors may have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase market share in these markets. If we enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and would harm our results of operations.

If we are unable to convert a significant portion of our design wins into revenue, our business, financial condition and results of operations could be materially and adversely impacted. We have secured a number of design wins for new and existing products. Such design wins are necessary for revenue growth. However, many of our design wins may never generate revenues if end-customer projects are unsuccessful in the marketplace or the end-customer terminates the project, which may occur for a variety of reasons. Mergers and consolidations among customers may lead to termination of certain projects before the associated design win generates revenue. If design wins do generate revenue, the time lag between the design win and meaningful revenue is typically from six months to greater than eighteen months. If we fail to convert a significant portion of our design wins into substantial revenue, our business, financial condition and results of operations could be materially and adversely impacted.

If our distributors or sales representatives stop selling or fail to successfully promote our products, our business, financial condition and results of operations could be adversely impacted. We sell many of our products through sales representatives and distributors. Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to adequately sell our products. Our agreements with our sell-through distributors contain limited provisions for return of products, including stock rotations whereby distributors may return a percentage of their purchases based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, distributors may return some or all of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them could materially and adversely harm our business, financial conditions and results of operations.

In addition, we depend on the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. In turn, these distributors and sales representatives are subject to general economic and semiconductor industry conditions. If some or all of our distributors and sales representatives experience financial difficulties, do not accurately forecast end market demand, do not properly manage inventory levels, or otherwise become unable or unwilling to promote and sell our products or deliver our products in a timely manner, our business, financial condition and results of operations could be adversely impacted.

We manufacture most of our semiconductors at our San Jose, California fabrication facilities. Our existing wafer fabrication facility, located in Northern California, may be subject to natural disasters such as earthquakes. A significant natural disaster, such as an earthquake or prolonged drought, could have a material adverse impact on our business, financial condition and operating results. Furthermore, manufacturing semiconductors requires manufacturing tools that are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, our ability to manufacture the related product would be impaired and our business would suffer until the tool was repaired or replaced. Additionally, the fabrication of ICs is a highly complex and precise process. Small impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, manufacturing equipment failures and wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We maintain approximately two to three months of inventory that has completed the wafer fabrication manufacturing process. This inventory is generally located offshore at third party subcontractors but may not be sufficient to fully mitigate the adverse impact from a disruption to our San Jose wafer fabrication activity arising from a natural disaster such as an earthquake.

We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition. We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

While we have implemented a number of protective measures, including firewalls, antivirus, patches, data encryption, log monitors, routine back-ups with offsite retention of storage media, system audits, data partitioning, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events. In addition, our third-party subcontractors, including our test and assembly houses and distributors, have access to certain portions of ours and our customers’ and partners’ sensitive data. In the event that these subcontractors do not properly safeguard such data, security breaches and loss of data could result. Any such loss of data by our third-party subcontractors could have a material adverse effect on our business and financial condition.

Our results of operations could vary as a result of the methods, estimations and judgments used in applying our accounting policies. The methods, estimates and judgments used by us in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties, assumptions and changes in rulemaking by the regulatory bodies, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates and judgments could significantly impact our results of operations.

Changes in tax laws could adversely affect our results of operations. We are subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. We believe that we comply with applicable tax law. However, if the governing tax authorities have a different interpretation of the applicable law or if there is a change in tax law, our financial condition and results of operations may be adversely affected.

The integration of previous and potential future acquisitions that we may pursue involves a number of risks. If we are unable to address and resolve these risks successfully, such integrations or acquisitions could disrupt our business. For example, in April, 2012, we acquired PhaseLink which has been integrated with our business, and in September 2013, we acquired Discera and are in the process of integrating it with our business. In addition, we may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefits of these acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

•	diversion of management time and potential business disruptions;

•	expenses, distractions and potential claims resulting from acquisitions, whether or not they are completed;

•	retaining and integrating employees from any businesses that we may acquire;

•	issuance of dilutive equity securities or incurrence of debt;

•	integrating various accounting, management, information, human resource and other systems to permit effective management;

•	incurring possible write-offs, impairment charges, contingent liabilities, amortization expense or write-offs of goodwill;

•	difficulties integrating and supporting acquired products or technologies;

•	unexpected capital expenditure requirements;

•	insufficient revenues to offset increased expenses associated with the acquisition;

•	opportunity costs associated with committing capital to such acquisitions; and

•	acquisition-related litigation.
Foreign acquisitions involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operating problems. Our inability to address successfully such risks could disrupt our business, which could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The majority of our manufacturing operations are located in San Jose, California in a 57,000 square foot facility and an adjacent 63,000 square foot facility which we own. We fabricate the majority of our wafers at this location in a 28,000 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, we also use this location as a testing facility. Our main executive, administrative, and technical offices are located in another 57,000 square foot facility in San Jose, California which we own.

We also lease small sales and technical facilities located in Austin, TX; Richardson, TX; Ann Arbor, MI; Santa Cruz, CA; San Diego, CA; Hong Kong; Bundang, Korea; Taipei, Taiwan; HsinChu, Taiwan; Shenzhen, P.R. China; Shanghai, P.R. China; Singapore; Yokohama, Japan; Osaka, Japan; Newbury, U.K.; Swindon, U.K.; Livingston, Scotland; Frankfurt, Germany; and Villebon, France.

We believe that our existing facilities are adequate for our current manufacturing needs. We believe that if we should need additional space, such space would be available at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDING
The information included in Note 14 of Notes to Consolidated Financial Statements under the caption “Litigation and Commitments and Contingencies” in Item 15 of Part IV is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NASDAQ Global Select Market under the symbol “MCRL”. The following table sets forth the intraday high and low sales price per share of our common stock for the periods indicated.

Year Ended December 31, 2013	High	Low
Fourth quarter	$9.95	$8.60
Third quarter	$10.81	$8.92
Second quarter	$10.92	$9.32
First quarter	$10.71	$9.70

Year Ended December 31, 2012	High	Low
Fourth quarter	$10.63	$8.89
Third quarter	$11.17	$8.94
Second quarter	$11.05	$9.09
First quarter	$12.54	$9.70

The reported last sale price of our Common Stock on the NASDAQ Global Select Market on December 31, 2013 was $9.87 per share. The approximate number of holders of record of the shares of our Common Stock was 280 as of February 13, 2014. This number does not include shareholders whose shares are held in trust by other entities. The actual number of beneficial shareholders is greater than the number of holders of record.

We have authorized Common Stock, no par value, and Preferred Stock, no par value. We have not issued any Preferred Stock.

The information required by this item regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” in this Report and is incorporated herein by reference.

Dividend Policy

During the year ended December 31, 2013, we paid a quarterly cash dividend in the amount of $0.0425 per common share in the second quarter and $0.05 per common share in the third and fourth quarters for a total of $8.2 million.

During the year ended December 31, 2012, we paid quarterly cash dividends in the amount of $0.04 per common share in each of the first three quarters and $0.0425 per common share in the last quarter for a total of $9.6 million.  In addition, on December 7, 2012, we declared an accelerated cash dividend of $0.0425 per share of common stock which was paid on December 27, 2012, to shareholders of record as of December 18, 2012, for a total of $2.5 million. The accelerated dividend was in lieu of the quarterly dividend that we would have otherwise announced with our quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

During the year ended December 31, 2011, we paid quarterly cash dividends in the amount of $0.035 per common share in each of the first two quarters and $0.04 per common share in each of the last two quarters for a total of $9.4 million.

Although we have paid cash dividends on a quarterly basis for the past several years, we cannot assure that we will continue to do so on any particular schedule or that we will not reduce the amount of dividends we pay in the future.  Our future dividend policy is subject to the discretion of our Board of Directors and will depend upon a number of factors deemed relevant by the Board, including but not limited to the future consolidated earnings, financial condition, liquidity, capital requirements, applicable governmental regulations and policies and restrictive covenants in borrowing arrangements.

Stock Performance Graph

The following graph compares a $100 investment in our common stock over the five-year period from the end of 2008 through the end of 2013, with a similar investment in the NASDAQ Composite and the Philadelphia Semiconductor index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
Micrel Incorporated
NASDAQ Composite
Philadelphia Semiconductor Index

	December 31, 2008	December 31, 2009	December 31, 2010	December 30, 2011	December 31, 2012(1)	December 31, 2013
Micrel, Incorporated	100.00	114.29	183.38	144.60	138.50	145.84
NASDAQ Composite	100.00	143.89	168.22	165.19	191.47	264.84
Philadelphia Semiconductor Index	100.00	169.63	194.10	171.77	181.02	252.17

__________
(1) Stock performance calculation included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that we would have otherwise announced with our quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Unregistered Sales of Equity Securities

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

In May 2011, our Board of Directors authorized the repurchase of a $30.0 million of our common stock which increased the total approval for repurchase to $60.0 million. On July 26, 2012, our Board of Directors authorized the repurchase of an additional $30.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $90.0 million. On October 24, 2013, we announced that our Board of Directors authorized the repurchase of another $30.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $120.0 million. After taking into account repurchases already completed, the total available for repurchase as of December 31, 2013 was $25.8 million.
The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by our management, based on our evaluation of market conditions, cash on hand and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of our common stock during 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
May 2013	180,611	$10.26	180,611	$17,289
June 2013	288,000	9.85	288,000	14,451
Total Q2 2013	468,611		468,611
July 2013	268,000	10.34	268,000	11,679
August 2013	271,300	10.16	271,300	8,923
September 2013	315,456	9.38	315,456	5,964
Total Q3 2013	854,756		854,756
October 2013	384,700	9.18	384,700	32,433
November 2013	325,498	9.32	325,498	29,401
December 2013	372,394	9.66	372,394	25,805
Total Q4 2013	1,082,592		1,082,592
Total	2,405,959		2,405,959

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below is not necessarily indicative of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto included elsewhere in this report. The selected consolidated income statement data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated income statement data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included in this report.

Income Statement Data (1):
(in thousands, except per share amounts)	2013	2012	2011	2010	2009

Net revenues	$237,080	$250,112	$259,025	$297,366	$218,887
Cost of revenues*	115,034	117,185	115,881	128,535	105,134
Gross profit	122,046	132,927	143,144	168,831	113,753
Operating expenses:
Research and development*	55,853	57,182	49,952	46,271	46,522
Selling, general and administrative*	45,803	48,010	46,415	47,590	37,325
Proxy contest credits	—	—	—	—	(550)
Restructuring charges and equipment impairment	1,376	—	—	—	6,514
Total operating expenses	103,032	105,192	96,367	93,861	89,811
Income from operations	19,014	27,735	46,777	74,970	23,942
Interest and other income (expense), net	218	559	825	492	688
Income before income taxes and noncontrolling interest	19,232	28,294	47,602	75,462	24,630
Provision for income taxes	1,584	15,966	13,742	24,927	8,323
Net income	17,648	12,328	33,860	50,535	16,307
Less: Net income attributable to noncontrolling interest	—	(10)	—	—	—
Net income attributable to Micrel, Incorporated shareholders	$17,648	$12,318	$33,860	$50,535	$16,307

Net income per share attributable to Micrel, Incorporated shareholders:
Basic	$0.31	$0.21	$0.55	$0.81	$0.26
Diluted	$0.30	$0.20	$0.54	$0.81	$0.26

Shares used in computing per share amounts:
Basic	57,803	59,623	61,609	62,030	63,576
Diluted	58,506	60,288	62,371	62,557	63,644

Cash dividends per common share (1)	$0.1425	$0.205	$0.150	$0.140	$0.140

*Share based compensation included in:
Cost of revenues	$1,060	$1,178	$1,009	$798	$670
Research and development	2,875	3,132	2,401	1,808	1,619
Selling, general and administrative	3,162	3,282	2,444	2,119	1,675
Total share-based compensation	$7,097	$7,592	$5,854	$4,725	$3,964

Balance Sheet Data:	December 31,
(in thousands)	2013	2012	2011	2010	2009
Working capital	$137,818	$143,579	$175,372	$141,456	$100,998
Total assets	276,124	281,454	308,018	300,694	244,379
Long-term debt and other obligations	4,749	3,813	6,404	5,660	7,532
Total shareholders’ equity	217,973	221,104	244,518	221,886	183,769
_________
(1) Cash dividends per common share for 2012 included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that we would have otherwise announced with our quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We design, develop, manufacture and market a range of high-performance analog power ICs, mixed-signal and digital ICs.  These products address a wide range of end markets including cellular handsets, enterprise and portable computing, enterprise and home networking, wide area and metropolitan area networks and industrial equipment.  We also manufacture custom analog and mixed-signal circuits and provide wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

To enhance the readers’ understanding of our performance, the following reverse chronological overview of our results for the years 2011 through 2013 have been provided.

For the year ended December 31, 2013, net revenues decreased 5.2% to $237.1 million from $250.1 million for the year ended December 31, 2012. The decrease was primarily due to lower demand from the communications and computing end markets and lower average selling prices for the wireless handset end market, which were partially offset by revenues from the acquisitions of Phaselink and Discera and higher demand from the industrial market. The book-to-bill ratio was approximately one for the full year of 2013. Gross margin for 2013 decreased to 51.5% from 53.1% for 2012. The decrease was primarily due to lower factory utilization, higher inventory reserves and a shift in product mix to lower gross margin mobile handset products, compared to 2012. Operating margin for 2013 decreased to 8.0% from 11.1% for 2012 primarily due to lower sales and restructuring charges of $1.4 million recorded in the fourth quarter of 2013. Income tax provision was $1.6 million in 2013, compared to $16.0 million in 2012 due primarily to benefit from research and development credits in 2013 and recording a valuation allowance on state deferred tax assets in 2012. Net income was $17.6 million, or $0.30 per diluted share, in 2013, compared to $12.3 million, or $0.20 per diluted shares, in 2012. During 2013, cash, cash equivalents and short-term investments decreased by $15.0 million from $103.6 million primarily due to repurchases of our common stock totaling $23.3 million and dividends paid to shareholders of $8.2 million. Additionally, during 2013, we paid a total of $6.1 million for the acquisition of Discera.

For the year ended December 31, 2012, net revenues decreased 3.4% to $250.1 million from $259.0 million for the year ended December 31, 2011. The decrease was primarily due to the continued global downturn which impacted Europe to a greater degree resulting in less demand of our products, partially offset by an increase of revenues from Asia due to added revenues from the acquisition of PhaseLink since the second quarter of 2012. The book-to-bill ratio was approximately one for the full year of 2012. Gross margin for 2012 decreased to 53.1% from 55.3% for 2011. The decrease was primarily due to lower factory utilization and increased inventory reserve charges. Operating margin for 2012 decreased to 11.1% from 18.1% for 2011 principally due to lower sales and increased spending in research and development. Net income was $12.3 million, or $0.20 per diluted share, compared with $33.9 million, or $0.54 per diluted share, in 2011. During 2012, cash, cash equivalents and short term investments decreased by $34.2 million from $137.9 million primarily due to repurchases of our common stock totaling $34.6 million and dividends paid to shareholders of $12.1 million. Additionally, during 2012, we paid a total of $17.4 million, net of cash acquired, for the acquisition of PhaseLink.

For the year ended December 31, 2011, net revenues decreased 12.9% to $259.0 million from $297.4 million for the year ended December 31, 2010. This decrease was due to lower customer demand across most of our geographies and end markets, which resulted from global macro-economic conditions. Gross margin for 2011 decreased to 55.3% from 56.8% for 2010. This decrease was primarily due to a shift in mix to lower margin consumer-oriented products and lower factory utilization. Operating margin for 2011 was 18.1% which decreased from the record level of 25.2% in 2010. Net income was $33.9 million, or $0.54 per diluted share, compared with $50.5 million, or $0.81 per diluted share, in 2010. At December 31, 2011, cash, cash equivalents and short term investments were $137.9 million, an increase of $28.6 million from $109.2 million in 2010. We generated $50.1 million in cash flows from operations in 2011. In addition, in 2011 we repurchased $20.3 million of our common stock and dividends paid to shareholders of $9.4 million.

Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Since our products backlog is cancelable without significant penalty, we typically plan our production and inventory levels based on forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls.

We may experience significant fluctuations in our results of operations. Factors that affect our results of operations include the volume and timing of orders received, changes in the mix of products sold, the utilization level of manufacturing capacity, competitive pricing pressures and the successful development and customer acceptance of new products. These and other factors are described in further detail later in this discussion and in Part I, Item 1A. “Risk Factors” of this Report. As a result of the foregoing or other factors, including global economic conditions, there can be no assurance that we will not experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition and results of operations or cash flows.

In the fourth quarter of 2013, we recorded restructuring charges of $1.4 million related to workforce reductions. We paid $0.5 million related to severance costs in the year ended December 31, 2013 and expect to pay the remaining amount accrued in 2014.

Critical Accounting Policies and Estimates

The consolidated financial statements included in this Form 10-K and discussed within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements. We consider certain accounting policies related to revenue recognition, inventory valuation, share-based accounting and income taxes to be critical to the fair presentation of our financial statements.

Revenue Recognition and Receivables

We generate revenue by selling products to original equipment manufacturers (“OEM”), sell-through distributors and sell-in distributors. Our policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

We allow certain sell-through distributors to have price protection and pricing adjustments subsequent to the initial product shipment. As these price concessions have historically been significant, and price concessions are difficult to reliably estimate, we defer recognition of revenue and related cost of sales (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these sell-through distributors until they have resold our products to their customers. Although revenue and related cost of sales are not recognized, we record an accounts receivable and relieve inventory at the time of initial product shipment. As standard terms are EXW or FCA shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the sell-through distributor upon shipment.

In addition, we may offer to our sell-through distributors, where revenue is deferred upon shipment and recognized on a sell-through basis, price adjustments to allow our sell-through distributors to price our products competitively for specific resale opportunities. We estimate and record an adjustment for sell-through distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received by us.

Sales to OEM customers and sell-in distributors are recognized based upon the shipment terms of the sale transaction when all other revenue recognition criteria have been met. We do not grant return rights, price protection or pricing adjustments to OEM customers. We offer limited contractual stock rotation rights to sell-in distributors. In addition, we are not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain sell-in distributors on an exception basis. At the time of shipment to sell-in distributors, an allowance for returns is established based upon historical return rates, and an allowance for price adjustments is established based on an estimate of price adjustments to be granted. Actual future returns and price adjustments could be different than the allowance established.

Our accounts receivable balances represent trade accounts receivable which have been recorded at invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an analysis of specific customer creditworthiness and historical bad debt experience. At December 31, 2013 and 2012, the allowance for doubtful accounts was approximately $0.8 million and $0.8 million, respectively.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out method) or market. We record adjustments to write down the cost of obsolete and excess inventory to the estimated market value based on historical and forecasted demand for our products. If actual future demand for our products is less than currently forecasted, additional inventory adjustments may be required. Once an inventory write-down provision is established, it is maintained until the product to which it relates is sold or otherwise disposed of.

Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the statement of operations. To determine fair value for stock options, we use the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend yield and risk free interest rate. In addition, we estimate expected forfeiture rates of stock grants and share-based compensation expense is only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.

Income Taxes

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. We must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. Due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013, it became more likely than not that all of our California deferred tax assets would not be recognized. As such, a valuation allowance was recorded on the California deferred tax assets as of December 31, 2012. We believe that future taxable income levels would be sufficient to realize the tax benefits and have not established a valuation on the remaining deferred tax assets. Should we determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase our tax provision in the period of such determination.

We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is measured and tested for impairment annually at the reporting unit level during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. Events that could trigger a more frequent impairment review may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. We have allocated our goodwill to our timing and communications reporting unit.

Qualitative factors are assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that the carrying amount is more likely than not higher than the fair value, goodwill is tested for impairment based on a two-step test. The first step requires comparing the fair value of our reporting unit to its net book value, including goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization or the carrying value of our net assets which could require us to realize an impairment of our goodwill.

A potential impairment exists if the fair value of the reporting unit is less than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. No goodwill impairment was recognized in 2013, 2012 and 2011.

Impairment of Long-Lived Assets

We review purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying amount, the purchased intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and the fair value.

Our business combinations have included the purchase of in-process research and development assets that are not amortizable until the underlying project is complete. We assess that our in-process research and development project is complete when all material research and development costs have been incurred and no significant risks remain. We review the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of our fiscal year, or more frequently if we believe indicators of impairment exist. In 2012, we recorded an impairment of $1.0 million as a component of research and development expense for a developed technology which was replaced by more advanced technologies. In 2013 and 2011, no impairment was noted.

Litigation

An estimated liability is accrued for legal matters and other contingencies when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. We regularly evaluate current information available to determine whether such accruals should be made.

Restructuring Charges

Our restructuring accruals include primarily payments to employees for severance. Accruals are recorded when management has approved a plan to restructure operations and a liability is probable and estimable. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

Results of Operations
The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Years Ended December 31,
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	48.5	46.9	44.7
Gross profit	51.5	53.1	55.3
Operating expenses:
Research and development	23.6	22.8	19.3
Selling, general and administrative	19.3	19.2	17.9
Restructuring charges	0.6	—	—
Total operating expenses	43.5	42.0	37.2
Income from operations	8.0	11.1	18.1
Interest and other income (expense), net	0.1	0.2	0.3
Income before income taxes and noncontrolling interest	8.1	11.3	18.4
Provision for income taxes	0.7	6.4	5.3
Net income	7.4	4.9	13.1
Less: Net income attributable to noncontrolling interest	—	—	—
Net income attributable to Micrel, Incorporated shareholders	7.4%	4.9%	13.1%

Net Revenues. Net revenues decreased 5.2% to $237.1 million for the year ended December 31, 2013 compared to $250.1 million in 2012. The decrease was primarily due to lower demand from the communications and computing end market and lower average selling prices from the wireless handset end market partially offset by revenues from the acquisitions of PhaseLink and Discera and higher demand from the industrial end market.

Net revenues decreased 3% to $250.1 million for the year ended December 31, 2012 compared to $259.0 million in 2011. This decrease was primarily due to lower customer demand across our end markets and geographies which resulted primarily from continued global macroeconomic conditions partially offset by revenues from the acquisition of PhaseLink.

Customer demand for semiconductors can change quickly and unexpectedly. Historically, our revenue levels have been highly dependent on the amount of new orders for products to be delivered to the customer within the same quarter. Within the semiconductor industry, orders that are booked and shipped within the same quarter are called “turns fill” orders. When the turns fill level exceeds approximately 35% of quarterly revenues, it can be very difficult to predict near term revenues and income. The resulting lack of visibility into demand also makes it difficult to match product build with future demand as our lead times to build our products may be substantially longer than order lead times.

As noted in Item 1A “Risk Factors” and above in the overview section of this “Management Discussion and Analysis of Financial Condition and Results of Operations,” a trend has developed over the last several years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to us and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and profitability.

International sales represented 74%, 73%, and 72% of net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Sales to customers in Asia represented 61% of net revenues for the year ended December 31, 2013, compared to 61% for the year ended December 31, 2012 and 58% for the year ended December 31, 2011. The trend for our customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for us and other semiconductor manufacturers. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for our products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, product yields and average selling prices. Our gross margin decreased to 51% for the year ended December 31, 2013 from 53% for 2012. This decrease was primarily due to lower factory utilization, higher inventory reserves, and a shift in product mix to lower gross margin mobile handset products. For the year ended December 31, 2012, our gross margin decreased to 53% from 55% for 2011. This decrease was primarily due to a shift in mix to lower margin consumer-oriented products and lower factory utilization.

Research and Development Expenses.  Research and development (“R&D”) expenses as a percentage of net revenues represented 24% for the year ended December 31, 2013, compared to 23% for 2012. R&D expenses decreased $1.3 million or 2.3% to $55.9 million for the year ended December 31, 2013, compared to $57.2 million for 2012. The decrease was primarily due to reduced spending on mask sets of $0.6 million, lowered share-based compensation of $0.3 million, partially offset by increased headcount from our acquisitions of Phaselink and Discera.

For the year ended December 31, 2012, R&D expenses increased $7.2 million or 14.5% to $57.2 million compared to $50.0 million for 2011. The increase was primarily due to increased mask expenses for R&D activities, consulting services, added headcount from the acquisition of PhaseLink and an impairment of $1.0 million for purchased technology which was replaced by more advanced technologies.

We believe that the development and introduction of new products is critical to our future success and expect to continue its investment in R&D activities in the future.

Selling, General and Administrative Expenses. Selling, General and Administrative (“SG&A”) expenses as a percentage of net revenues represented 19% for the year ended December 31, 2013, compared to 19% for 2012. SG&A expenses decreased $2.2 million, or 4.6%, to $45.8 million from $48.0 million for 2012. The decrease was primarily due to spending reductions on product and corporate marketing activities of $1.1 million, personnel of $0.9 million and travel of $0.6 million.

For the year ended December 31, 2012, SG&A expenses increased $1.6 million, or 3.0%, to $48.0 million for the year ended December 31, 2012 from $46.4 million for 2011. The increase primarily resulted from increased spending on product marketing activities, added headcount expenses from the acquisition of PhaseLink and related amortization expenses of acquired intangible assets, increased share-based compensation expense and a payment for a legal settlement, which were partially offset by decreased profit sharing accruals and a reduction of selling expenses.

Share-Based Compensation. Our results of operations for the years ended December 31, 2013, 2012 and 2011 were impacted by the recognition of non-cash expense related to the fair value of share-based compensation awards. During 2013, we recorded $7.1 million in pre-tax share-based compensation expense, of which $1.1 million was included in cost of revenues, $2.9 million was included in R&D expense and $3.2 million was included in SG&A expense.  During 2012, we recorded $7.6 million in pre-tax share-based compensation expense, of which $1.2 million was included in cost of revenues, $3.1 million was included in R&D expense and $3.3 million was included in SG&A expense. During 2011, we recorded $5.9 million in pre-tax share-based compensation expense, of which $1.0 million was included in cost of revenues, $2.4 million was included in R&D expense and $2.4 million was included in SG&A expense.

Restructuring Charges. In the fourth quarter of 2013, we recorded restructuring charges of $1.4 million related to workforce reductions. We paid $0.5 million related to severance costs in the year ended December 31, 2013 and expect to pay the remaining amount accrued in 2014.

Interest and Other Income (Expense), Net. Interest and other income (expense), net were $0.2 million, $0.6 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. They reflect interest income from short-term and long-term investments and money market funds.

Provision for Income Taxes. For the year ended December 31, 2013, the provision for income taxes was $1.6 million, or 8% of income before taxes, compared to $16.0 million, or 56% of income before taxes, for 2012 and $13.7 million, or 29% of income before taxes, for 2011. The decrease in 2013 was primarily due to federal R&D credit benefit of $4.3 million of which $1.0 million was related to 2010 to 2012 based on additional credit information developed in 2013 and $1.4 million was related to the retroactive reinstatement of federal research and development credits for 2012 as a result of American Taxpayer Relief Act of 2012 which was signed into law on January 2, 2013. Additionally, the tax provision for the year ended December 31, 2012 excluded the benefit from the federal research and development credit which expired on December 31, 2011. The provision increase in 2012 was primarily due to a valuation allowance of $7.6 million established against deferred tax assets due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. The provision for income taxes differs from taxes computed at the federal statutory rate primarily due to the effects of non-deductible share-based compensation expense, state income taxes, federal and state research and development credits, the establishment of a California valuation allowance, and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, our principal sources of funding have been our cash from operations, bank borrowings and sale of our common stock. Principal sources of liquidity at December 31, 2013 consisted of cash and cash equivalents and short-term investments of $88.6 million and a $5.0 million revolving line of credit from a commercial bank.

Operating Activities

We generated $26.9 million in cash flows from operating activities for the year ended December 31, 2013. Cash flows from operating activities were primarily attributable to net income of $17.6 million plus non-cash activities of $16.0 million (consisting primarily of $13.1 million in depreciation and amortization, and $7.1 million in share-based compensation), which were offset in part by a $1.1 million increase in accounts receivable, a $1.6 million increase in prepaid expenses and other assets, and an $8.8 million decrease in accounts payable.

We generated $32.7 million in cash flows from operating activities for the year ended December 31, 2012. Cash flows from operating activities were primarily attributable to net income of $12.3 million plus non-cash activities of $30.5 million (consisting primarily of $12.5 million in depreciation and amortization, $9.7 million in deferred income taxes, $7.6 million in share-based compensation and $1.0 million in impairment of technology) combined with a $4.0 million increase in accounts payable and a $2.6 million decrease in income taxes receivable which were offset in part by a $4.9 million decrease in deferred income, a $4.7 million increase in inventories, a $3.5 million decrease in income tax payable, a $1.5 million increase in prepaid expenses and other assets, a $1.1 million increase in accounts receivable and a $0.8 million decrease in accrued compensation.

We generated $50.1 million in cash flows from operating activities for the year ended December 31, 2011. Cash flows from operating activities were primarily attributable to net income of $33.9 million plus non-cash activities of $19.7 million (consisting primarily of $11.2 million in depreciation and amortization, $5.9 million in share-based compensation and $3.1 million in deferred income taxes) combined with an $8.7 million decrease in accounts receivable, a $0.9 million increase in income tax payable, and a $0.5 decrease in inventories, which were offset in part by an $8.0 million decrease in deferred income, a $3.5 million decrease in accrued compensation and a $2.6 million decrease in accounts payable.

Investing Activities

We used $2.8 million of cash for investing activities during the year ended December 31, 2013, which was primarily comprised of $59.7 million for the purchase of short-term investments, $6.1 million related to the acquisition of Discera and $7.3 million for purchases of property, plant and equipment, which were offset in part by $71.5 million in proceeds from the sales and maturities of short-term investments.

We used $22.4 million of cash for investing activities during the year ended December 31, 2012, which was primarily comprised of $55.8 million for the purchase of short-term investments, $17.4 million related to the acquisition of PhaseLink, and $9.0 million for purchases of property, plant and equipment, which were offset in part by $57.0 million in proceeds from the sale of short-term investments and $3.1 million in proceeds from the sale of long-term investments.

We used $44.2 million of cash for investing activities during the year ended December 31, 2011, which was primarily comprised of $77.5 million for the purchase of short-term investments and $7.3 million for purchases of property, plant and equipment, which were offset in part by $34.4 million in proceeds from the sale of short-term investments and $6.2 million in proceeds from the sale of long-term investments.

Financing Activities

We used $27.5 million of cash for financing activities during the year ended December 31, 2013, primarily for the repurchase of $23.3 million of our common stock and payment of $8.2 million for cash dividends, which were partially offset by proceeds of $4.4 million from employee stock transactions.

We used $43.6 million of cash for financing activities during the year ended December 31, 2012, primarily for the repurchase of $34.6 million of our common stock and payment of $12.1 million for cash dividends, which were partially offset by proceeds of $3.6 million from employee stock transactions.

We used $20.0 million of cash for financing activities during the year ended December 31, 2011, primarily for the repurchase of $20.3 million of our common stock, payment of $9.4 million for cash dividends and repayments of $2.9 million for long-term debt, which were partially offset by proceeds of $12.0 million from employee stock transactions.

We currently intend to spend approximately $4.0 million to $8.0 million to purchase capital equipment and make facility improvements during 2014 primarily for manufacturing equipment and additional research and development related software and equipment.

On December 7, 2012, we declared an accelerated cash dividend of $0.0425 per share of common stock which was paid on December 27, 2012, to shareholders of record as of December 18, 2012. The total payment was $2.5 million. The accelerated dividend was in lieu of the quarterly dividend that we would have otherwise announced with our quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

Under our stock repurchase program, as of December 31, 2013, we have remaining authorization to repurchase $25.8 million of our common stock.

We believe our cash from operations, existing cash balances, short-term investments, and our credit facility will be sufficient to meet our cash requirements for at least the next 12 months. In the longer term, we believe future cash requirements will continue to be met by our cash flow from operations, credit arrangements and future debt or equity financings as required.

At December 31, 2013, we held $4.7 million in principal of senior auction-rate notes secured by student loans. Auctions for these auction-rate notes have failed as of December 31, 2013.  The fair value of these notes, $4.2 million, has been classified as long-term investments as of December 31, 2013. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding our investments, see Note 1 of Notes to Consolidated Financial Statements.

At December 31, 2013, we had cash, cash equivalents and short-term investments of $88.6 million, of which $6.0 million was held by our foreign subsidiaries.  Some of these available cash, cash equivalents and short-term investments are held in accounts managed by third party financial institutions and consist of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing funds managed by third party financial institutions. To date, we have not experienced loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of December 31, 2013, we had the following contractual obligations and commitments (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$1,842	$977	$761	$104	$—
Open purchase orders	11,563	11,563	—	—	—
Total	$13,405	$12,540	$761	$104	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5.0 million line of credit for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. As of December 31, 2013, we had no borrowings under the line of credit facility, but there was $0.3 million in letters of credit outstanding.

As of December 31, 2013, we had $9.4 million of net unrecognized tax benefits consisting of $3.6 million included in long-term income taxes payable, $0.1 million included in current income taxes payable and $5.7 million recorded as a reduction to deferred tax assets. We do not anticipate a significant change to the $3.6 million long-term uncertain income tax positions during 2014. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At both December 31, 2013 and 2012, we held $4.7 million in principal of senior auction-rate notes secured by student loans. Auctions for these auction-rate notes had continued to fail as of December 31, 2013 and 2012. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have contractual maturities ranging from 18 to 34 years. As a result, we may have limited or no ability to liquidate our investment and fully recover the carrying value of our investment in the near term. As of December 31, 2013 and 2012, we have recorded a $0.3 million ($0.5 million pre-tax) temporary impairment of these securities to accumulated other comprehensive loss, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would record a loss, which could be material, in our consolidated statement of operations in the period such other-than-temporary decline in fair value is determined. We currently have the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities.

At December 31, 2013 and 2012, we had no fixed-rate long-term debt subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth on pages 36 through 65 and supplementary data are set forth on pages 66 through 67, which follow Item 15, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of a material weakness in our internal control over financial reporting. We describe the material weakness below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepting accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework in the report entitled “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that as of December 31, 2013 our internal control over financial reporting was not effective based on those criteria because of the existence of a material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of internal control over financial reporting, we have identified the following deficiency in our internal control over financial reporting that we deemed to be a material weakness.

The Company’s control to ensure accuracy of inventory information reported by distributors used in recording deferred income on shipments to distributors was designed to be performed on aggregated data reported by multiple distributors, rather than on disaggregated data. A control performed on disaggregated data could result in increased precision.  As a result of this internal control design deficiency, the Company did not detect a misstatement in inventory information reported by a distributor as of December 31, 2013.   Although there was a reasonable possibility that a material misstatement to deferred income on shipments to distributors could occur and not be detected in the annual or interim financial statements, the deficiency did not result in a misstatement as the aforementioned account balance was corrected prior to the issuance of the consolidated financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this Report.

Changes in Internal Control Over Financial Reporting

Other than the identification of the material weakness mentioned above, there has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness described above, we have taken steps to improve the design of our control to ensure the accuracy of inventory information reported by distributors by performing the control on disaggregated data reported by individual distributors.

ITEM 9B. OTHER INFORMATION

On February 28, 2014, our President and Chief Executive Officer, Raymond D. Zinn entered into a change of control and severance agreement with the Company. If Mr. Zinn’s employment is terminated by the Company without cause or by Mr. Zinn due to a constructive termination during the period of time starting on the earliest of (a) the date the Company’s board of directors approves either a letter of intent or a term sheet that contemplates one or more transactions that, if completed, would constitute a change of control, (b) the date that a proposed transaction with the Company which, if completed, would constitute a change of control is publicly announced, or (c) the date that is six months prior to a change in control and ending on the 12-month anniversary of the date of a change in control; then (i) the Company will pay him a lump sum cash severance payment equal to the sum of 24 months of his base salary and his annual bonus target, (ii) Mr. Zinn will receive accelerated vesting of all his outstanding equity awards and extension of the post termination exercise period for any options, and (iii) the Company will pay or reimburse Mr. Zinn’s healthcare insurance premiums for a period of 12 months following termination of his employment.

The Company’s obligations to provide the severance and other benefits described above are subject to Mr. Zinn executing a release in favor of the Company. In addition, the change of control and severance agreement provides for certain confidentiality and non-solicitation covenants.

Furthermore, on February 28, 2014, Robert E. DeBarr, our Chief Financial Officer, and Jung-Chen Lin, our Vice President of LAN Solutions who was a named executive officer in 2013, entered into change of control and severance agreements with the

Company substantially identical to that of Mr. Zinn’s except that the lump sum cash severance payment would be equal to the sum of 12 months of their base salary plus their annual bonus targets. For Mr. DeBarr, this agreement replaced the previous change of control and severance agreement he entered into with the Company when he began his employment.

The preceding discussion of the material terms of the change in control and severance agreements is qualified in its entirety by reference to the entire text of the change in control and severance agreement for Mr. Zinn, and the form of control and severance agreement for certain other executives including Mr. DeBarr and Mr. Lin, filed as Exhibit 10.18 and 10.19 to this Annual Report on Form 10-K, respectively, and incorporated herein by this reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and officers is included in our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders under the captions “Election of Directors” and “Certain Information with Respect to Executive Officers,” respectively, and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

We have an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and “audit committee financial experts” is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders under the captions, “Committees and Meetings of the Board of Directors” and “Board Committees”.

The information concerning compliance with Section 16(a) of the Exchange Act is included in our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders under the caption “Section 16(A) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

We have adopted a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions. Our code of ethics was filed as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003 and can also be viewed at www.micrel.com.  In the event that we amend or waive any of the provisions of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions, we intend to disclose the subsequent information on our website.

Information regarding our code of conduct, also known as the “Worldwide Standards of Business Conduct”, is set forth in our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is included under the caption “Compensation Discussion and Analysis” and “Executive Compensation” in our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning compensation committee interlocks and insider participation is included under the captions “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning the Compensation Committee Report is included in our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.  Such information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any of our filing as a result of furnishing the disclosure in this manner except to the extent incorporated by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions,” “Director Independence” and “Board Committees” in our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a)	1.	Consolidated Financial Statements
			Page
		Report of Independent Registered Public Accounting Firm - KPMG LLP	37
		Report of Independent Registered Public Accounting Firm - KPMG LLP	38
		Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP	39
		Consolidated Balance Sheets as of December 31, 2013 and 2012	40
		Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	41
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	42
		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	43
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	44
		Notes to Consolidated Financial Statements	45
		Unaudited Supplemental Quarterly Financial Summary for the Years Ended December 31, 2013 and 2012	66

	2.
Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2013, 2012 and 2011, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

		Schedule II Valuation and Qualifying Accounts	67

Schedules not listed above have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

	3.	Exhibits. Those exhibits required by Item 601 of Regulation S-K to be filed, furnished or incorporated by reference as a part of this Report are listed on the Exhibit Index immediately preceding the exhibits filed and furnished herewith.	69

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Micrel, Incorporated:

We have audited the accompanying consolidated balance sheet of Micrel, Incorporated and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts as set forth under Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micrel, Incorporated and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Micrel, Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California
March 5, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Micrel, Incorporated:

We have audited Micrel, Incorporated’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Micrel, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to management’s review of the accuracy of inventory reported by distributors used in recording deferred income on shipments to distributors has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Micrel, Incorporated and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 5, 2014 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Micrel, Incorporated has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Santa Clara, California
March 5, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Micrel, Incorporated:

In our opinion, the consolidated balance sheet as of December 31, 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2012, present fairly, in all material respects, the financial position of Micrel, Incorporated and its subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 18, 2013

MICREL, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,787	$27,281
Restricted cash	1,116	291
Short-term investments	64,806	76,349
Accounts receivable, less allowances: 2013, $760; 2012, $812	29,437	27,683
Inventories	43,201	42,256
Prepaid taxes	4,513	4,090
Prepaid expenses and other	2,698	2,355
Deferred income taxes	21,662	19,811
Total current assets	191,220	200,116
LONG-TERM INVESTMENTS	4,195	4,159
PROPERTY, PLANT AND EQUIPMENT, NET	57,779	60,692
GOODWILL	8,554	6,076
INTANGIBLE ASSETS, NET	11,749	7,906
DEFERRED INCOME TAXES	1,581	16
OTHER ASSETS	1,046	2,489
	$276,124	$281,454
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,502	$21,936
Accrued liabilities	12,874	8,833
Deferred income on shipments to distributors	27,026	25,768
Total current liabilities	53,402	56,537
LONG-TERM INCOME TAXES PAYABLE	3,575	2,759
LONG-TERM DEFERRED INCOME TAXES	973	1,054
OTHER LONG-TERM LIABILITIES	201	—
Total liabilities	58,151	60,350
COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2013 - 56,441,346 shares; 2012 - 58,153,665 shares	—	—
Accumulated other comprehensive loss	(320)	(532)
Retained earnings	218,293	221,636
Total shareholders’ equity	217,973	221,104
	$276,124	$281,454
The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

Years Ended December 31,	2013	2012	2011
NET REVENUES	$237,080	$250,112	$259,025
COST OF REVENUES (1)	115,034	117,185	115,881
GROSS PROFIT	122,046	132,927	143,144
OPERATING EXPENSES:
Research and development (1)	55,853	57,182	49,952
Selling, general and administrative (1)	45,803	48,010	46,415
Restructuring charges	1,376	—	—
Total operating expenses	103,032	105,192	96,367
INCOME FROM OPERATIONS	19,014	27,735	46,777
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	482	712	703
Interest expense	—	—	(19)
Other income (expense), net	(264)	(153)	141
Total interest and other income (expense), net	218	559	825
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	19,232	28,294	47,602
PROVISION FOR INCOME TAXES	1,584	15,966	13,742
NET INCOME	17,648	12,328	33,860
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	(10)	—
NET INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$17,648	$12,318	$33,860
NET INCOME PER SHARE ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS:
Basic	$0.31	$0.21	$0.55
Diluted	$0.30	$0.20	$0.54

CASH DIVIDENDS DECLARED PER SHARE (2)	$0.1425	$0.205	$0.150

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	57,803	59,623	61,609
Diluted	58,506	60,288	62,371
(1) Share-based compensation expense included in:

Cost of revenues	$1,060	$1,178	$1,009
Research and development	2,875	3,132	2,401
Selling, general and administrative	3,162	3,282	2,444
(2) Included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

Years Ended December 31,	2013	2012	2011
NET INCOME	$17,648	$12,328	$33,860
Other comprehensive income:
Unrealized gains on investments	303	608	533
Reclassification adjustment for a realized loss on investment included in other expense	26	—	—
Income taxes	(117)	(253)	(208)
Other comprehensive income, net of taxes	212	355	325
COMPREHENSIVE INCOME	17,860	12,683	34,185
Less: comprehensive income attributable to noncontrolling interest	—	(10)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$17,860	$12,673	$34,185

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

			Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balances at December 31, 2010	61,604,160	$2,401	$(1,212)	$220,697	$—	$221,886
Net income	—	—	—	33,860	—	33,860
Other comprehensive income, net of tax	—	—	325	—	—	325
Share-based compensation	—	5,886	—	—	—	5,886
Payment of cash dividends	—	—	—	(9,358)	—	(9,358)
Repurchases of common stock	(1,853,962)	(20,253)	—	—	—	(20,253)
Employee stock transactions	1,293,571	12,040	—	—	—	12,040
Tax effect of employee stock transactions	—	195	—	—	—	195
Purchases of common stock for withholding taxes on vested restricted stock	(5,262)	(63)	—	—	—	(63)
Balances at December 31, 2011	61,038,507	206	(887)	245,199	—	244,518
Net income	—	—	—	12,318	10	12,328
Other comprehensive income, net of tax	—	—	355	—	—	355
Noncontrolling interest of PhaseLink	—	—	—	—	977	977
Acquisition of noncontrolling interest in PhaseLink	—	55	—	—	(987)	(932)
Share-based compensation	—	7,558	—	—	—	7,558
Payment of cash dividends	—	—	—	(12,072)	—	(12,072)
Repurchases of common stock	(3,431,548)	(10,742)	—	(23,809)	—	(34,551)
Employee stock transactions	599,980	3,642	—	—	—	3,642
Tax effect of employee stock transactions	—	(185)	—	—	—	(185)
Purchases of common stock for withholding taxes on vested restricted stock	(53,274)	(534)	—	—	—	(534)
Balances at December 31, 2012	58,153,665	$—	$(532)	$221,636	$—	$221,104
Net income	—	—	—	17,648	—	17,648
Other comprehensive income, net of tax	—	—	212	—	—	212
Share-based compensation	—	7,108	—	—	—	7,108
Payment of cash dividends	—	—	—	(8,219)	—	(8,219)
Repurchases of common stock	(2,405,959)	(10,564)	—	(12,772)	—	(23,336)
Employee stock transactions	774,403	4,390	—	—	—	4,390
Tax effect of employee stock transactions	—	(122)	—	—	—	(122)
Purchases of common stock for withholding taxes on vested restricted stock	(80,763)	(812)	—	—	—	(812)
Balances at December 31, 2013	56,441,346	$—	$(320)	$218,293	$—	$217,973

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,648	$12,328	$33,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,122	12,465	11,178
Share-based compensation expense	7,097	7,592	5,854
Excess tax benefits from stock-based awards	(476)	(218)	(477)
Impairment of technology	—	1,000	—
Loss (gain) on disposal of assets	(33)	1	(13)
Deferred income tax provision	(3,677)	9,654	3,104
Other, net	61	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,073)	(1,135)	8,746
Inventories	208	(4,684)	455
Prepaid taxes	(544)	2,569	(136)
Prepaid expenses and other assets	(1,558)	(1,469)	(165)
Accounts payable	(8,784)	3,928	(2,576)
Income taxes payable	683	(3,508)	877
Accrued liabilities and other long-term liabilities	2,920	(976)	(2,644)
Deferred income on shipments to distributors	1,258	(4,903)	(7,975)
Net cash provided by operating activities	26,852	32,644	50,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PhaseLink’s net assets, net of cash acquired	—	(17,370)	—
Purchase of Discera’s net assets	(6,122)	—	—
Purchases of property, plant and equipment	(7,325)	(9,022)	(7,277)
Purchase of intangible asset	(410)	—	—
Purchases of investments	(59,653)	(55,819)	(77,510)
Proceeds from sale and maturities of investments	71,490	60,108	40,585
Change in restricted cash	(825)	(291)	—
Net cash used in investing activities	(2,845)	(22,394)	(44,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(282)	(2,857)
Proceeds from the issuance of common stock	4,390	3,642	12,040
Repurchases of common stock	(23,336)	(34,551)	(20,253)
Payment of cash dividends	(8,219)	(12,072)	(9,358)
Purchase of stock for withholding taxes on vested restricted stock	(812)	(534)	(63)
Excess tax benefits from stock-based awards	476	218	477
Net cash used in financing activities	(27,501)	(43,579)	(20,014)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,494)	(33,329)	(14,128)
CASH AND CASH EQUIVALENTS - Beginning of year	27,281	60,610	74,738
CASH AND CASH EQUIVALENTS - End of year	$23,787	$27,281	$60,610
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$2	$19
Income taxes	$5,457	$7,060	$11,164
The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Micrel, Incorporated and its wholly-owned subsidiaries (the “Company”) develops, manufactures and markets analog, mixed-signal and digital semiconductor devices. The Company also provides custom and foundry services which include silicon wafer fabrication, integrated circuit (“IC”) assembly and testing. The Company’s products are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the computing, communications, and industrial markets. The Company’s wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer, automotive and military applications. The Company produces the majority of its wafers at the Company’s wafer fabrication facilities located in San Jose, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities primarily located in Malaysia, Thailand, Taiwan and China.

Basis of Presentation — The accompanying consolidated financial data has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is in conformity with U.S. generally accepted accounting principles (“US GAAP”).

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Micrel, Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates — In accordance with US GAAP, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company’s financial statements include allowances for doubtful accounts receivable, allowances for product returns and price adjustments, provisions for obsolete and slow moving inventory, share-based compensation, income taxes, litigation, valuation of auction-rate securities and accruals for other liabilities. Actual results could differ from those estimates.

Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Investments and Fair Value Measurements — Investments purchased with remaining maturity dates of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company’s intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of December 31, 2013, consisted primarily of commercial paper, liquid municipal and corporate debt instruments and were classified as available-for-sale securities. Long-term investments as of December 31, 2013, consisted of auction-rate notes secured by student loans and were classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive loss, a component of shareholders’ equity. As of December 31, 2013, accumulated other comprehensive loss of $0.3 million consisted of unrealized gains and losses on investments. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

A summary of the Company’s short-term investments at December 31, 2013 and 2012 was as follows (in thousands):

	As of December 31, 2013				As of December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$13,858	$—	$(2)	$13,856	$12,520	$—	$(116)	$12,404
Corporate Debt Securities	36,947	10	—	36,957	26,575	—	(139)	26,436
Commercial Paper	13,991	2	—	13,993	18,464	—	(2)	18,462
Certificates of Deposits	—	—	—	—	19,047	—	—	19,047
Total	$64,796	$12	$(2)	$64,806	$76,606	$—	$(257)	$76,349

As of December 31, 2013, the Company had no short-term investments that have been in a significant continuous unrealized loss position for more than twelve months.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Most of the Company’s financial instruments, with the exception of auction-rate securities, are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The types of instruments valued based on quoted market prices in active markets include money market funds and time deposits. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include commercial paper, corporate bonds, municipal securities and U.S. agency securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. The types of instruments valued based on unobservable inputs consist of the auction-rate securities held by the Company. Such instruments are generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction-rate securities using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction-rate securities.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$16,945	$—	$—	$16,945
Corporate Debt Securities (2)	—	36,957	—	36,957
Commercial Paper (2)	—	13,993	—	13,993
Municipal Securities (2)	—	13,856	—	13,856
Auction-rate notes (3)	—	—	4,195	4,195
Total	$16,945	$64,806	$4,195	$85,946

	Fair Value Measurements as of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$13,845	$—	$—	$13,845
Certificates of Deposits (2)	19,047	—	—	19,047
Corporate Debt Securities (2)	—	26,436	—	26,436
Commercial Paper (2)	—	18,462	—	18,462
Municipal Securities (2)	—	12,404	—	12,404
Auction-rate notes (3)	—	—	4,159	4,159
Total	$32,892	$57,302	$4,159	$94,353
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in long-term investments

As of December 31, 2013, the Company had $4.7 million principle value of auction-rate notes, the fair value of which has been measured using Level 3 inputs. Auction-rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of December 31, 2013. To date the Company has collected all interest receivable on all of its auction-rate securities when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 18 to 34 years. As a result, the Company has classified all auction-rate notes as long-term investments as of December 31, 2013 and December 31, 2012. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction-rate notes held by the Company as of December 31, 2013 and December 31, 2012, the maximum interest rate is generally one month LIBOR plus 1.5% and 2.5% based on the notes’ rating as of that date.
The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction-rate notes as of December 31, 2013 and December 31, 2012. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

holding periods of the auction-rate notes. Based on this assessment of fair value, as of December 31, 2013, the Company determined there was a cumulative decline in the fair value of its auction-rate notes and recorded a $0.3 million ($0.5 million pre-tax) temporary impairment of these securities to accumulated other comprehensive loss, a component of shareholders’ equity.
For the year ended December 31, 2013, the changes in the Company’s Level 3 securities (consisting of auction-rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2012	$4,159
Transfers in and/or out of Level 3	—
Total unrealized gains, before tax, included in other comprehensive income	36
Settlements	—
Ending balance, December 31, 2013	$4,195

Certain Significant Risks and Uncertainties — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, bank certificates of deposit, money market funds, corporate debt securities, and auction-rate notes and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2013, one worldwide distributor and one Asia-based distributor accounted for 36% and 11%, respectively, of total accounts receivable.  At December 31, 2012, one worldwide distributor and one Asia-based distributor accounted for 28%, and 14%, respectively, of total accounts receivable.

Micrel currently purchases certain components from a limited group of vendors. The packaging of the Company’s products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for the Company’s LAN products is currently dependent upon two large third-party wafer foundry suppliers. Although the Company seeks to reduce its dependence on limited source suppliers, disruption or termination of any of these sources could occur and such disruptions could have an adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

Property, Plant and Equipment — Equipment, building and leasehold improvements are stated at cost and depreciated using the straight-line method. Equipment is depreciated over estimated useful lives of three to five years. Buildings are depreciated over an estimated useful life of twenty to thirty years. Building improvements are depreciated over estimated useful lives of fifteen to thirty years. Leasehold improvements are depreciated over the respective lease terms.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is measured and tested for impairment annually at the reporting unit level during the last quarter of the

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

Company’s fiscal year, or more frequently if the Company believes indicators of impairment exist. Events that could trigger a more frequent impairment review may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The Company has allocated its goodwill to its timing and communications reporting unit.

Qualitative factors are assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that the carrying amount is more likely than not higher than the fair value, goodwill is tested for impairment based on a two-step test. The first step requires comparing the fair value of our reporting unit to its net book value, including goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization or the carrying value of the Company’s net assets which could require it to realize an impairment of its goodwill.

A potential impairment exists if the fair value of the reporting unit is less than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. No goodwill impairment was recognized in 2013, 2012 and 2011.

Impairment of Long-Lived Assets — The Company reviews its purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying amount, the purchased intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and the fair value.

The Company’s business combinations have included the purchase of in-process research and development assets that are not amortizable until the underlying project is complete. The Company assesses that its in-process research and development project is complete when all material research and development costs have been incurred and no significant risks remain. The Company reviews the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of its fiscal year, or more frequently if it believes indicators of impairment exist. In 2012, the Company recorded an impairment of $1.0 million as a component of research and development expense for a developed technology which was replaced by more advanced technologies. In 2013 and 2011, no impairment was identified.

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

Micrel allows certain sell-through distributors located in North America and Europe, and to a lesser extent in Asia, significant return rights, price protection and pricing adjustments subsequent to the initial product shipment.  As these returns and price concessions have historically been significant, and future returns and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these distributors until they have resold the Company’s products to their customers. Although revenue and related cost of sales are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment.  As standard terms are EXW or FCA shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the sell-through distributor upon shipment. In addition, the Company may offer to its sell-through distributors, where revenue is deferred upon shipment and recognized on a sell-through basis, price adjustments to allow the sell-through distributor to price the Company’s products competitively for specific resale opportunities. The Company estimates and records an adjustment for sell-through distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received by the Company.

Sales to OEM customers and Asia-based sell-in distributors are recognized based upon the shipment terms of the sale transaction when all other revenue recognition criteria have been met.  The Company does not grant return rights, price protection or pricing

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

adjustments to OEM customers. The Company offers limited contractual stock rotation rights to sell-in distributors. In addition, the Company is not contractually obligated to offer, but may infrequently grant, price adjustments or price protection to certain sell-in distributors on an exception basis. At the time of shipment to sell-in distributors, an allowance for returns is established based upon historical return rates, and an allowance for price adjustments is established based on an estimate of price adjustments to be granted.

The Company’s accounts receivable balances represent trade accounts receivables which have been recorded at invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an analysis of specific customer creditworthiness and historical bad debt experience.

Shipping and Handling Costs — Shipping and handling costs are included in sales and marketing expense and are recognized as period expenses as incurred.

Litigation — An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. The Company regularly evaluates current information available to determine whether such accruals should be made.

Research and Development Expenses — Research and development costs are expensed as incurred and consist primarily of payroll and other headcount related costs and cost of materials associated with the development of new wafer fabrication processes and the definition, design and development of semiconductor products. The Company also expenses prototype wafers and new production mask sets related to new products as research and development costs until products based on new designs are released to production.

Self Insurance — The Company utilizes third-party insurance carriers subject to varying retention levels of self insurance. The Company is self-insured for a portion of the losses and liabilities primarily associated with earthquake damage, workers’ compensation claims and health benefit claims. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using historical experience.

Advertising Expenses — The Company expenses advertising costs to selling, general and administrative expense as incurred. Advertising expenses for 2013, 2012 and 2011 were $0.1 million, $1.0 million and $0.9 million, respectively.

Income Taxes — Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to reduce net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained based on the technical merits of the position. The tax benefit of any tax position that meets the more-likely-than-not recognition threshold is calculated at the largest amount that is more than 50% likely of being realized upon resolution of the uncertainty. To the extent a full benefit is not expected to be realized on the uncertain tax position, a reduction to a deferred asset is recorded or an income tax liability is established. Interest and penalties on income tax obligations, including uncertain tax positions, are included in the income tax provision.

Share-based Compensation — Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the consolidated statement of operations.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

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

	Years Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding	57,803	59,623	61,609
Dilutive effect of stock options and restricted stock units	703	665	762
Shares used in computing diluted net income per share	58,506	60,288	62,371

For the years ended December 31, 2013, 2012 and 2011, 5.4 million, 5.2 million and 4.1 million shares underlying stock options and restricted stock units have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they would have been anti-dilutive.

Fair Value of Financial Instruments — Financial instruments included in the Company’s consolidated balance sheets at December 31, 2013 and 2012, consist of cash, cash equivalents, accounts receivable, accounts payable and investments. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair values of investments are based on quoted market prices, quoted prices for similar assets or valuation models for investments for which quoted market prices are unavailable.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on foreign currency matters that provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (“CTA”) recorded in accumulated other comprehensive income associated with a parent company’s ownership interest in a foreign entity. The standard differentiates between transactions occurring within a foreign entity and transactions/events affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions/events affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction/event. In addition, acquisitions of a foreign entity completed in stages will trigger release of the CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2013. As of December 31, 2013, the Company has not recorded a CTA related to its ownership interests in a foreign entity. The Company is currently evaluating the impact of adopting this guidance, but does not expect it to have a material impact on the Company’s consolidated financial condition or results of operations.

In July 2013, the FASB issued an accounting standards update on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward (each, a “Carryforward”) exists. The standard requires that unrecognized tax benefits should be presented as a reduction to deferred tax assets for a Carryforward, if such Carryforward is required or expected to settle the additional income taxes in the event the uncertain tax position is disallowed. The standard also requires in situations that a Carryforward cannot be used or the deferred tax asset is not intended to be used for such purpose, the unrecognized tax benefit should be recorded as a liability and should not offset deferred tax assets. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2013. The Company has applied the presentation requirements of this accounting standards update on its unrecognized tax benefits as of December 31, 2013 and 2012.

3.	ACQUISITIONS
Discera, Inc.

On August 30, 2013, the Company signed a definitive agreement to acquire specific net assets of Discera, Inc. (“Discera”), a private company based in San Jose, California, which qualifies as an acquisition of a business for financial accounting purposes. The acquisition closed on September 9, 2013. The total cash consideration was approximately $7.2 million, plus $1.1 million of

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

assumed liabilities. Of the $7.2 million, $6.1 million was paid upon closing, and approximately $1.1 million was withheld to secure the indemnification obligations from the closing date through September 9, 2014, which is included in restricted cash on the consolidated balance sheet. The objective of the acquisition is to complement and expand Micrel’s high performance clock and timing product portfolio, as well as expand its MEMS (micro-electrical mechanical systems) capabilities. The addition of the Discera MEMS product line will also enhance Micrel’s MEMS presence, intellectual property and capability. The Company has included the financial results of Discera in its consolidated financial statements beginning on the acquisition date. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered insignificant.

Recognized amounts of identifiable assets acquired and liabilities assumed

The Company accounted for the transaction using the acquisition method of accounting for business combinations and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. For the year ended December 31, 2013, acquisition costs of $0.2 million were expensed as incurred. While the Company uses best estimates and assumptions as part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, estimates and assumptions are subject to refinement.

The Company’s allocation of the total purchase price is summarized below (in thousands):

Accounts receivable	$689
Inventories	1,141
Other assets	24
Property, plant and equipment	1,165
Developed technology	940
Customer relationships	800
Trademarks	100
Non-competition agreements	40
In-process research and development	890
Goodwill	2,478
Accounts payable	(1,095)
Total purchase consideration	$7,172

Identifiable intangible assets
Fair values for the acquired developed technology, customer relationships, trademarks and non-competition agreements and in-process research and development (“IPR&D”) were determined based on various methods including excess earnings method, relief from royalty method and with-or-without method. The values of the developed technology and customer relationships are amortized over an estimated useful life of ten and three years, respectively. The non-competition agreements are amortized over one year. The values of trademarks are amortized over ten years.
The fair value of the acquired IPR&D was determined through estimates and valuation techniques applied to the projected cash flows of the acquired research projects. As it was determined that the underlying projects had not reached technological feasibility at the date of acquisition, the amounts allocated to IPR&D will not be expensed until completion of the related projects. Upon the completion of development for each project, the acquired IPR&D will be amortized over its useful life. The Company expects to complete these projects and begin to amortize the related IPR&D in 2015.
Goodwill
Goodwill represents the excess of the estimated acquisition consideration over the fair value of the underlying net tangible and intangible assets. The Company’s primary reasons for the Discera acquisition were to complement Micrel’s high performance clock and timing products, as well as expand its MEMS capabilities. The addition of the Discera MEMS product line will also enhance Micrel’s MEMS presence and capability. Furthermore, the Discera technical team gives Micrel the intellectual property

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

and technical know-how to pursue not only MEMS-based timing devices but also other types of MEMS devices. These significant factors were the basis for the recognition of goodwill. The goodwill is deductible for tax purposes.

PhaseLink Company Limited

On March 15, 2012, the Company signed a definitive agreement to acquire a controlling interest in PhaseLink™ Company Limited (“PhaseLink”), a private company based in Taiwan and in San Jose, California. The acquisition was completed on April 2, 2012. The Company acquired approximately 95% of the outstanding shares of PhaseLink for $19.7 million in cash ($16.4 million net of cash acquired). On December 20, 2012, the Company acquired the remaining 5% noncontrolling interest in cash ($931,000) that resulted in 100% ownership in PhaseLink. The objective of the acquisition is to complement Micrel’s high performance clock generation, distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. In addition, the Company expects the acquisition to enhance its technology portfolio and further expand its research and development capabilities. The Company has included the financial results of PhaseLink in its consolidated financial statements beginning on the acquisition date of April 2, 2012. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered insignificant.

Recognized amounts of identifiable assets acquired and liabilities assumed

The Company accounted for the transaction using the acquisition method and, accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. For the year ended December 31, 2012, acquisition costs of $0.2 million were expensed as incurred.

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

Identifiable intangible assets

Fair values for the acquired developed technology, customer relationships, trademarks and non-competition agreements and IPR&D were determined based on various methods including excess earnings method, relief from royalty method and with-or-without method. The values of the developed technology and customer relationships are amortized over an estimated useful life of 10 years. The non-competition agreements are amortized over a two-year period. The values of trademarks are amortized over two to five years.

The fair value of the acquired IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. As it was determined that the underlying projects had not reached technological feasibility at the date of acquisition, the amounts allocated to IPR&D will not be expensed until completion of the related projects. Upon the completion

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

of development for each project, the acquired IPR&D will be amortized over its useful life. The Company expects to complete these projects and begin to amortize the related IPR&D in 2014.

Goodwill

Goodwill represents the excess of the estimated acquisition consideration over the fair value of the underlying net tangible and intangible assets. The Company’s primary reasons for the PhaseLink acquisition were to complement Micrel’s high performance clock generation, distribution products for the communication market and to expand its product offerings into the consumer and industrial markets. The Company also expects the acquisition to reduce the time to develop new technologies and to provide more complete solutions for communications, consumer and industrial markets. The acquisition also enhanced the Company’s engineering resources through the addition of PhaseLink’s research and development team. These significant factors were the basis for the recognition of goodwill. The goodwill is not deductible for tax purposes.

4.	INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2013	December 31, 2012

Finished goods	$11,592	$12,518
Work in process	30,109	28,133
Raw materials	1,500	1,605
Total inventories	$43,201	$42,256

5.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Manufacturing equipment	$176,730	$174,353
Land	8,101	8,101
Buildings and improvements	53,915	53,792
Office furniture and research equipment	17,791	20,241
	256,537	256,487
Accumulated depreciation	(198,758)	(195,795)
Total property, plant and equipment, net	$57,779	$60,692

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $11.1 million, $11.5 million and $10.9 million, respectively.

The Company had unpaid property, plant and equipment of $1.0 million as of December 31, 2013.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

6.	INTANGIBLE ASSETS
Intangible Assets
The following table sets forth the components of intangible assets as follows (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$7,783	$(986)	$6,797	$4,400	$(330)	$4,070
Customer relationships	3,800	(552)	3,248	3,000	(225)	2,775
Patents and trademarks	610	(284)	326	510	(115)	395
Non-competition agreements	450	(372)	78	410	(154)	256
In-process research and development	1,300	—	1,300	410	—	410
	$13,943	$(2,194)	$11,749	$8,730	$(824)	$7,906

The above intangible assets acquired in connection with the Discera acquisition in 2013, PhaseLink acquisition in 2012, and other acquired intangible assets of $2.5 million are amortized over their estimated useful lives ranging from 1 to 10 years using the straight-line method. Total intangible amortization expense for the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $0.8 million and $0.3 million, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2013 was as follows (in thousands):

Year Ending December 31,
2014	$1,615
2015	1,473
2016	1,384
2017	1,155
2018	1,138
Thereafter	4,984
$11,749

During 2012, the Company recorded an impairment of $1.0 million as a component of research and development expense for purchased technology which was replaced by more advanced technologies.

7.	BORROWING ARRANGEMENTS
Under the terms of an unsecured credit facility with Bank of the West, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. In April 2013, certain terms of the credit agreement were amended including an extension of the expiration date to April 30, 2014 and the deletion of a minimum effective tangible net worth covenant. Interest rates under the amended agreement are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. The agreement includes certain restrictive covenants and, as of December 31, 2013, the Company was in compliance with such covenants.
The borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. As of December 31, 2013, the Company had $0.3 million in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company’s workers compensation program. As of December 31, 2013, the Company had no borrowings under the line of credit.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

Through the PhaseLink acquisition, the Company acquired two term loans totaling $0.3 million with a local bank in Taiwan. The Company paid off the acquired bank loans in full in June 2012.

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
The Company did not have any outstanding derivatives in 2013. The effect of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 was not material.

9.	SHARE-BASED COMPENSATION

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2013. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

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
In May 2011, the Company’s Board of Directors authorized the repurchase of $30.0 million of the Company’s common stock, which increased the total approval for repurchase to $60.0 million. On July 26, 2012, the Company’s Board of Directors authorized the repurchase of an additional $30.0 million of the Company’s common stock, which increased the total approval for repurchase since February 2010 to $90.0 million. On October 24, 2013, the Company announced that its Board of Directors authorized the repurchase of another $30.0 million of the Company’s common stock, which increased the total approval for repurchase since February 2010 to $120.0 million. The total available for repurchase, as of December 31, 2013, was $25.8 million.
Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and unissued reserve account. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s share-based compensation plans and the Micrel, Incorporated Employee Stock Purchase Plan (“ESPP”). During the year ended December 31, 2013, the Company repurchased 2.4 million shares of its common stock for an aggregate price of $23.3 million.
Incentive Award Plans

The Company has in effect incentive stock plans under which incentive stock options have been granted to employees and restricted stock units and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors.

On May 24, 2012, the Company’s shareholders approved the Micrel, Incorporated 2012 Equity Incentive Award Plan (the “2012 Plan”) and the reservation of an aggregate of 6.0 million shares of common stock for issuance pursuant to the 2012 Plan.

The 2012 Plan has replaced in its entirety the Company’s 1994 Stock Option Plan, the Micrel, Incorporated 2000 Non-Qualified Stock Incentive Plan and the Micrel, Incorporated 2003 Incentive Award Plan (the “Prior Plans”). No new award has been made under these plans since May 24, 2012. However, the shares of common stock that remained available for issuance under the Prior

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

Plans were added to the shares reserved for issuance under the 2012 Plan. In addition, shares of common stock subject to awards already granted under the Micrel, Incorporated 2003 Incentive Award Plan that terminate, expire or lapse will become available for issuance under the 2012 Plan, provided that the aggregate number of shares of common stock available for issuance under the 2012 Plan is reduced by two (2) shares for each share of common stock delivered in settlement of any award other than a stock option or stock appreciation right. On the effective date of the 2012 Plan which was May 24, 2012, the Prior Plans were terminated, provided, that any awards outstanding under the Prior Plans remain outstanding pursuant to their respective terms. At December 31, 2013, there were 3.6 million shares available for future grants under the Company’s 2012 Plan.

Stock Options

Options granted under the 2012 Plan typically become exercisable in cumulative annual increments of 20% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant.

Option activity under the Company’s incentive stock plans is as follows:

	Number of Shares	Weighted Avg. Exercise Price Per Share
Outstanding, December 31, 2010 (3,430,038 exercisable at a weighted average price of $10.74 per share and a weighted average remaining contractual life of 4.7 years)	7,883,805	$9.65
Granted	2,165,056	12.14
Exercised	(1,246,435)	9.39
Canceled	(842,256)	10.64
Outstanding, December 31, 2011 (3,366,610 exercisable at a weighted average price of $10.31 per share and a weighted average remaining contractual life of 4.3 years)	7,960,170	10.26
Granted	1,494,250	10.13
Exercised	(415,156)	7.91
Canceled	(882,995)	11.22
Outstanding, December 31, 2012 (4,068,071 exercisable at a weighted average price of $9.98 per share and a weighted average remaining contractual life of 4.2 years)	8,156,269	10.25
Granted	700,300	9.96
Exercised	(522,218)	7.62
Canceled	(821,263)	10.92
Outstanding, December 31, 2013 (4,286,232 exercisable at a weighted average price of $10.12 per share and a weighted average remaining contractual life of 4.3 years)	7,513,088	$10.34

As of December 31, 2013, the estimated number of options exercisable and expected to vest was 6.5 million shares with a weighted average remaining contractual life of 5.6 years and an estimated aggregate intrinsic value of $4.4 million.

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the years ended December 31, 2013, 2012 and 2011 was $2.86, $2.96 and $4.36 per share, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2013, 2012 and 2011 was $1.2 million, $1.0 million and $4.6 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the amount of cash received from the exercise of stock options was $4.0 million, $3.3 million and $11.7 million, respectively. The excess tax benefit realized from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options was $0.5 million, $0.2 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

Additional information regarding options outstanding as of December 31, 2013 was as follows:

	Stock Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs)	Weighted Avg. Exercise Price Per Share	Number Exercisable	Weighted Avg. Exercise Price Per Share
$ 4.72 to $ 7.00	235,987	3.4	$6.68	234,387	$6.68
$ 7.01 to $ 7.46	418,780	5.2	7.23	337,905	7.23
$ 7.47 to $ 7.48	521,356	0.8	7.47	521,356	7.47
$ 7.49 to $ 8.00	332,423	5.4	7.80	259,354	7.80
$ 8.01 to $ 9.00	263,731	4.1	8.56	238,399	8.56
$ 9.01 to $10.00	1,718,033	7.2	9.60	690,241	9.63
$10.01 to $11.00	2,073,773	7.3	10.44	755,218	10.43
$11.01 to $13.00	715,540	5.2	12.17	482,133	12.07
$13.01 to $16.00	1,026,965	6.1	13.73	560,739	13.71
$16.01 to $49.50	206,500	1.0	16.32	206,500	16.32
	7,513,088	5.9	$10.34	4,286,232	$10.12

As of December 31, 2013, the aggregate pre-tax intrinsic value (which was the amount by which the $9.87 closing price of the Company’s common stock at December 31, 2013 exceeded the exercise price of the in the money options) of options outstanding and options exercisable was approximately $4.6 million and $3.9 million, respectively.

Restricted Stock Units

The 2012 Plan and 2003 Plan also provide for the use of incentive awards other than stock options.  In October 2007, the Company’s Compensation Committee approved a plan to begin granting restricted stock units (“RSUs”) to employees in accordance with the provisions of the 2003 Plan.  As of December 31, 2013, approximately 5% and 69% of the RSUs would vest in three and four equal installments annually over three years and four years, respectively. Approximately 26% of the RSUs would vest one third on each of the third, fourth and fifth annual anniversaries of the grant date.  Information with respect to outstanding RSU activity is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2010	145,760	$8.36
Granted	589,638	10.09
Vested	(14,750)	7.72
Forfeited	(53,371)	10.44
Outstanding, December 31, 2011	667,277	9.73
Granted	417,531	9.67
Vested	(146,327)	9.49
Forfeited	(61,431)	9.65
Outstanding, December 31, 2012	877,050	9.83
Granted	591,974	9.31
Vested	(209,819)	9.60
Forfeited	(63,943)	9.69
Outstanding, December 31, 2013	1,195,262	$9.63

As of December 31, 2013, the estimated number of RSUs expected to vest was 1.1 million shares with a weighted average remaining contractual life of 2.9 years and an estimated aggregate intrinsic value of $10.5 million. The aggregate intrinsic value of vested RSUs amount to $2.1 million for the year ended December 31, 2013.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

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

The fair value of the stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected term (years)	5.9	5.8	5.7
Stock volatility	34.5%	36.6%	40.4%
Risk free interest rates	1.6%	1.0%	1.7%
Dividends during expected terms	1.9%	1.6%	1.4%
Expected term is based on an analysis of historical exercises and the remaining contractual life of options.

Stock volatility is based upon historical stock price volatility.

Risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Dividend yield is based on annualized dividends per share and the Company’s average stock price.

The Company estimates potential forfeitures of stock grants and accordingly adjusts compensation cost recorded. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of share-based compensation to be recognized in future periods.

The following table shows total share-based compensation expense recognized in the Consolidated Statement of Operations for 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenues	$1,060	$1,178	$1,009
Research and development	2,875	3,132	2,401
Selling, general and administrative	3,162	3,282	2,444
Pre-tax share-based compensation expense	7,097	7,592	5,854
Less income tax effect	(2,314)	(2,583)	(2,104)
Net share-based compensation expense	$4,783	$5,009	$3,750

Total share-based compensation capitalized as part of inventory as of December 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively. As of December 31, 2013, there was $6.8 million of total unrecognized share-based compensation related to non-vested stock option awards and $8.1 million related to restricted stock units which are expected to be recognized over a weighted-average period of 2.79 and 3.02 years, respectively.
Employee Stock Purchase Plan

Under the Company’s ESPP, eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2.0 million shares. Shares of common

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

stock issued under the ESPP during 2013, 2012 and 2011 were less than 0.1 million in each of the years at a weighted average price of $9.32, $9.40 and $10.21 respectively.

10. INCOME TAXES
The income tax provision for the years ended December 31, 2013, 2012 and 2011, as a percentage of income before taxes, was 8%, 56% and 29%, respectively.

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 was as follows:

	2013	2012	2011
Statutory federal income tax rate	35%	35%	35%
Research and development credit	(22)	—	(4)
Qualified production activities deduction	(3)	(4)	(2)
State income taxes (net of federal income tax benefit)	—	(2)	1
Non-deductible stock compensation	1	1	—
Valuation allowance	—	27	—
Deemed dividend income	3	—	—
Other *	(6)	(1)	(1)
Effective tax rate	8%	56%	29%
* Other, in 2013, includes foreign tax rate differential, foreign tax credits and other expenditures not deductible for tax purposes which are all individually insignificant.

The provision for income taxes for the years ended December 31 consisted of the following (in thousands):

	2013	2012	2011
Current:
Federal	$4,833	$8,847	$9,906
State	(66)	(1,731)	585
Foreign	494	563	—
Total current	5,261	7,679	10,491
Deferred:
Federal	(3,698)	(8,489)	3,514
State	(31)	16,901	(263)
Foreign	52	(125)	—
Total deferred	(3,677)	8,287	3,251
Total provision	$1,584	$15,966	$13,742

Pre-tax income from U.S. and non-U.S. jurisdictions was $16.9 million and $2.3 million, respectively, for the year ended December 31, 2013. Pre-tax income from U.S. and non-U.S. jurisdictions was $28.0 million and $0.3 million, respectively, for the year ended December 31, 2012. Pre-tax income from non-U.S. jurisdictions for the year ended December 31, 2011 was not material.
Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and research and development credit carryforwards. The Company had recognized net deferred tax assets of $22.3 million as of December 31, 2013. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of net deferred tax assets and has not established a valuation allowance except for a valuation allowance of $9.0 million and $7.6 million, respectively, that was established against deferred assets as of December 31, 2013 and 2012 due to California tax law changes in 2012 which require mandatory single sales factor apportionment in

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. No valuation allowance was established for the year ended December 31, 2011. Should the Company determine that future realization of these tax benefits is not likely, additional valuation allowances would be established, which would increase the Company’s tax provision in the period of such determination.

Deferred tax assets and liabilities at December 31 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Accruals, reserves and other amounts not currently deductible	$11,346	$10,331
Deferred income	9,547	9,354
Tax net operating loss and credit carryforwards	9,170	6,712
Non-qualified stock compensation	6,115	5,049
Capitalized research and development	—	95
Unrealized loss on investments and other	278	208
Gross deferred tax assets	36,456	31,749
Valuation allowance	(8,999)	(7,625)
Total deferred tax assets	27,457	24,124
Deferred tax liabilities:
Long-lived assets	(5,187)	(5,351)
Total deferred tax liability	(5,187)	(5,351)
Net deferred tax assets (current and non-current)	$22,270	$18,773

Included in net deferred tax assets are credit carryforwards. The Company has available state research and development credit carryforwards of approximately $22.2 million, of which approximately $2.3 million represents pre-ownership change carryforwards subject to the Section 382 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

As of December 31, 2013, the gross liability for uncertain tax positions was $12.5 million and the net liability, reduced for the federal effects of potential state tax exposures, was $9.4 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, a net $3.7 million would favorably affect the Company’s tax provision in such future periods. The remaining $5.7 million would be offset by the reversal of related deferred tax assets on which a valuation allowance is placed. The $3.7 million liability is included in long-term income taxes payable for $3.6 million and current income taxes payable for $0.1 million. The Company does not anticipate a significant change to the $3.6 million long-term uncertain income tax positions within the next 12 months.

The amount of unrecognized tax benefits for the years ended December 31 consisted of the following (in thousands):

	2013	2012	2011
Beginning balance	$8,259	$8,532	$9,599
Additions based on tax positions related to the current year	762	487	1,451
Additions for tax positions related to prior years	1,593	77	87
Subtractions for tax positions related to prior years	(1,181)	(837)	(2,605)
Ending balance	$9,433	$8,259	$8,532

The unrecognized tax benefits presented above include amounts related to potential tax exposures, which are presented net of federal tax benefits.
During 2013, the Company recognized $1.1 million of previously unrecognized tax benefits due to expiration of statutes of limitations.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

The Company continues to recognize interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2013 and 2012, the Company had $0.3 million and $0.4 million, respectively, accrued for interest and none accrued for penalties for both years. The interest accruals were included as a component of long-term income taxes payable for $0.3 million and current income taxes payable of less than $0.1 million as of December 31, 2013.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2010 and forward. Significant state tax jurisdictions include California, Massachusetts and Texas, and generally, the Company is subject to routine examination for years 2007 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2006 and forward in various immaterial foreign tax jurisdictions in which it operates.

Substantially all of the Company’s undistributed earnings of its foreign subsidiaries, totaling approximately $7.5 million and $5.3 million as of December 31, 2013 and 2012, respectively, are not indefinitely reinvested and, accordingly, applicable federal and state income taxes will be assessed upon repatriation. However, the amounts of such tax liabilities, after consideration of corresponding foreign tax credits, are immaterial.

11.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued compensation	$5,767	$4,167
Accrued commissions	1,666	1,918
Accrued restructuring	902	—
Other accrued liabilities	4,539	2,748
Total accrued liabilities	$12,874	$8,833

12.	COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases some of its facilities and equipment under operating lease agreements that expire in the years 2014 through 2018. Rent expense is recognized on a straight-line basis over the term of the lease.

Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
2014	$977
2015	548
2016	213
2017	98
2018	6
Total	$1,842

Rent expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $1.1 million and $1.2 million, respectively.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

Open Purchase Orders

As of December 31, 2013, the Company had approximately $11.6 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company’s contractual commitments.

Letters of Credit

Micrel’s borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2013, there was $0.3 million in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company’s workers compensation program.

Indemnification Obligations

Micrel is a party to a variety of contractual relationships pursuant under which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Micrel, or regular sales and purchasing activities, under which Micrel may agree to hold the other party harmless against losses arising from claims related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters, certain income taxes, etc.  In these circumstances, indemnification by Micrel is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract or in Micrel’s standard terms and conditions, which procedures may allow Micrel to challenge the other party’s claims, or afford Micrel the right to settle such claims in its sole discretion.  Further, Micrel’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Micrel may have recourse against third parties for certain payments made by it under these agreements.

It is not possible to predict the maximum potential amount of future payments or indemnification costs under these or similar agreements due to the conditional nature of Micrel’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Micrel under these agreements have not had a material effect on its business, financial condition, cash flows, or results of operations. Micrel believes that if it were to incur a loss in any of these matters, such loss would not have a material effect on its business, financial condition, cash flows or results of operations.

13.	PROFIT-SHARING 401(k) PLAN

The Company has a profit-sharing and deferred compensation plan (the “Plan”). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $0.2 million in contributions for the year ended December 31, 2013 and made $0.4 million and $0.4 million in contributions to the Plan for the years ended December 31, 2012 and 2011, respectively. Participants vest in the Company’s contributions ratably over six years of service.

14. LITIGATION AND COMMITMENTS AND CONTINGENCIES

On November 1, 2008, Nadatel Co., Ltd. (“Nadatel”), a video surveillance equipment supplier based in Seoul Korea, filed a complaint against the Company for product liability and tort-based damages with the Seoul Central District Court in Seoul, Korea. In 2006 and 2007, Nadatel purchased approximately 17,000 of the Company’s low-dropout voltage regulators for use in its closed circuit television digital video recorder application for security systems. Nadatel claimed that the parts failed in the field, resulting in malfunction of its application, recall of the application and replacement of circuit boards incorporating the Company’s part. The Company settled this claim in June 2012 pursuant to a court-mediated agreement without admitting to liability or product defects. Despite the Company’s assessment that the claims asserted by Nadatel are untrue, it settled this protracted litigation in order to avoid further legal expense and distraction. The settlement amount of approximately $0.2 million was recorded in June 2012 as a component of selling, general and administrative expenses for the year ended December 31, 2012.

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

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

15. SEGMENT REPORTING

The Company currently operates in one segment: the design, manufacturing, marketing and sale of semiconductor products. In 2012 and 2011, the Company had two reportable segments: standard products and other products, which consisted of custom and foundry products and revenue from license of patents. The chief operating decision maker, the President and CEO, evaluated segment performance based on revenue, and accordingly, all expenses were considered corporate level activities and not allocated to the two segments. Similarly, the chief operating decision maker did not assign assets to these segments.

The change from two reportable segments to one during 2013 was driven by the change in the way the chief operating decision maker evaluates the financial performance of the Company and allocates resources, which is currently on a company-wide basis.

The Company’s net revenue from other products, which consist primarily of custom and foundry products and revenues from the license of patents, represented approximately 3%, 4% and 4% of total net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The remainder of the Company’s net revenue consists of standard products.

For the year ended December 31, 2013, no OEM customer accounted for more than 10% of the Company’s net revenues and two worldwide distributors accounted for 29% and 17% of the Company’s net revenues, respectively. For the year ended December 31, 2012, one OEM customer accounted for 10% of the Company’s net revenues and two worldwide distributors accounted for 22% and 15% of the Company’s net revenues, respectively. The increase in percentage of revenue from our largest distributor from 2012 to 2013 was primarily due to its acquisition and integration of one of our other significant distributors in 2013. For the year ended December 31, 2011, no OEM customer accounted for more than 10% of the Company’s net revenues and two worldwide distributors accounted for 24% and 16% of the Company’s net revenues, respectively.

The Company recorded revenue from customers throughout the United States; Canada and Mexico (collectively referred to as “Other North American Countries”); the U.K., Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as “Europe”); Korea; Taiwan; Singapore; China; Japan; Hong Kong; and Malaysia and other Asian countries (collectively referred to as “Other Asian Countries”). Revenues by major geographic area are based on the geographic location of the OEMs or the distributors who have purchased the Company’s products. The geographic locations of the Company’s distributors may be different from the geographic locations of the end customers.

Geographic Information (in thousands):
	Years Ended December 31,
	2013		2012		2011
	Total Net Revenues	Long-Lived Assets (1)	Total Net Revenues	Long-Lived Assets(1)	Total Net Revenues	Long-Lived Assets (1)
United States of America	$62,667	$48,432	$66,267	$51,715	$71,700	$53,368
Other North American Countries	144	—	193	—	842	—
Korea	28,050	16	36,896	24	40,155	39
Taiwan	23,503	2,956	22,507	3,492	23,938	2,153
Singapore	26,353	9	23,899	8	21,883	5
China	15,873	2,424	16,183	1,417	19,079	1,333
Hong Kong	33,881	86	37,300	215	26,429	163
Japan	14,686	23	14,329	1	17,392	5
Other Asian Countries	1,259	3,727	1,284	3,717	1,629	3,716
Europe	30,664	106	31,254	103	35,978	102
Total	$237,080	$57,779	$250,112	$60,692	$259,025	$60,884
__________
(1) Long-lived assets consist of property, plant and equipment.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2013, 2012 and 2011

16. DIVIDENDS

During the years ended December 31, 2013, 2012 and 2011, the Company paid cash dividends of $8.2 million, $12.1 million and $9.4 million, respectively, representing $0.1425, $0.205 and $0.150 per common share, respectively.

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

17. RESTRUCTURING CHARGES

In the fourth quarter of 2013, the Company recorded restructuring charges of $1.4 million related to workforce reductions. The Company paid $0.5 million related to severance costs in the year ended December 31, 2013 and expects to pay the remaining amount accrued in 2014, which is included in accrued liabilities on the consolidated balance sheet. The following table summarizes the activity related to the accrual for restructuring charges for the year ended December 31, 2013 (in thousands):

Description	Amount
Charges	$1,376
Payments	(474)
Total	$902

18. SUBSEQUENT EVENT

On January 30, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on February 27, 2014 to shareholders of record as of February 13, 2014.

SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY — UNAUDITED

(in thousands, except per share amounts)	Three Months Ended 2013
	March 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$59,733	$59,171	$58,169	$60,007
Gross profit	$31,080	$31,082	$29,471	$30,413
Net income attributable to Micrel, Incorporated shareholders (1)	$5,245	$5,035	$4,004	$3,364
Net income per share attributable to Micrel, Incorporated shareholders:
Basic (1)	$0.09	$0.09	$0.07	$0.06
Diluted (1)	$0.09	$0.09	$0.07	$0.06
Weighted-average shares used in computing per share amounts:
Basic	58,270	58,303	57,752	56,908
Diluted	59,030	59,007	58,440	57,546
Cash dividends per common share	$—	$0.043	$0.050	$0.050

(in thousands, except per share amounts)	Three Months Ended 2012
	March 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$61,151	$63,699	$62,928	$62,334
Gross profit	$33,176	$35,134	$33,267	$31,350
Net income (loss) attributable to Micrel, Incorporated shareholders (2)	$5,907	$6,027	$4,883	$(4,499)
Net income (loss) per share attributable to Micrel, Incorporated shareholders:
Basic	$0.10	$0.10	$0.08	$(0.08)
Diluted	$0.10	$0.10	$0.08	$(0.08)
Weighted-average shares used in computing per share amounts:
Basic	60,855	60,217	59,242	58,172
Diluted	61,639	60,837	59,889	58,172
Cash dividends per common share (3)	$0.040	$0.040	$0.040	$0.085
__________
(1) During the fourth quarter of 2013, the Company recorded a restructuring charge of $1.4 million for employee severances.
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

SCHEDULE II

MICREL, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012, and 2011
(In thousands)

Description	Balance at Beginning of Year	Allowance Additions or (Reductions)	Returns and Price Adjustments	Bad Debt Write-offs	Balance at End of Year
Year Ended December 31, 2013
Allowances for OEM and sell-in distributor returns and price adjustments	$712	$1,954	$(1,929)	$—	$737
Allowances for unclaimed sell-through distributor price adjustments	51	77,129	(77,180)	—	—
Allowances for doubtful accounts	49	(26)	—	—	23
Total allowances	$812	$79,057	$(79,109)	$—	$760
Year Ended December 31, 2012
Allowances for OEM and sell-in distributor returns and price adjustments	$1,066	$1,452	$(1,806)	$—	$712
Allowances for unclaimed sell-through distributor price adjustments (1)	169	73,674	(73,792)	—	51
Allowances for doubtful accounts	59	(10)	—	—	49
Total allowances	$1,294	$75,116	$(75,598)	$—	$812
Year Ended December 31, 2011
Allowances for OEM and sell-in distributor returns and price adjustments	$995	$2,359	$(2,288)	$—	$1,066
Allowances for unclaimed sell-through distributor price adjustments (1)	2,885	69,795	(72,511)	—	169
Allowances for doubtful accounts	45	14	—	—	59
Total allowances	$3,925	$72,168	$(74,799)	$—	$1,294

___________
(1) The Company estimates and records an allowance for sell-through distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received from the sell-through distributor. This allowance typically represents approximately one to three weeks of unclaimed price adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on March 5, 2014.

MICREL, INCORPORATED

By	/s/ Raymond D. Zinn
Raymond D. Zinn
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond D. Zinn and Robert E. DeBarr, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Raymond D. Zinn	President, Chief Executive Officer and Chairman of the Board of Directors	March 5, 2014
Raymond D. Zinn	(Principal Executive Officer)

/s/ Robert E. DeBarr	Chief Financial Officer and Vice President of Finance and Human Resources	March 5, 2014
Robert E. DeBarr	(Principal Financial and Accounting Officer)

/s/ John E. Bourgoin	Director	March 5, 2014
John E. Bourgoin

/s/ Michael J. Callahan	Director	March 5, 2014
Michael J. Callahan

/s/ Daniel Heneghan	Director	March 5, 2014
Daniel Heneghan

/s/ Neil J. Miotto	Director	March 5, 2014
Neil J. Miotto

/s/ Frank W. Schneider	Director	March 5, 2014
Frank W. Schneider

Micrel, Incorporated
Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
3.3	Amended and Restated Bylaws of the Registrant. (8)
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant. (4)
3.5
Certificate of Determination of Series A Participating Preferred Stock of Micrel, Incorporated, classifying and designating the Series A Participating Preferred Stock, as filed March 28, 2008 with the Secretary of State of the State of California. (10)

3.6	Certificate of Amendment to the Bylaws of the Company, dated April 2, 2008. (11)
3.7	Certificate of Amendment to the Bylaws of the Company, dated April 22, 2008. (12)
3.8	Certificate of Amendment to the Bylaws of the Company, dated January 8, 2010. (14)
4.1	Certificate for Shares of Registrant’s Common Stock. (3)
10.1	Indemnification Agreement between the Registrant and each of its officers and directors. (3)*
10.2	1994 Stock Option Plan and form of Stock Option Agreement. (1)*
10.3	2003 Incentive Award Plan. (5)*
10.4	2006 Employee Stock Purchase Plan. (7)*
10.5	2012 Equity Incentive Award Plan. (18)*
10.6	Form of Domestic Distribution Agreement. (2)
10.7	Form of International Distributor Agreement. (2)
10.8	Micrel/IBM Patent License Agreement, dated September 26, 2006. (9)
10.9	Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (13)
10.10	Change of Control and Severance Agreement, by and between Mansour Izadinia and Micrel Incorporated, dated March 1, 2011. (15)*
10.11	First Amendment entered into as of April 22, 2011 to the Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (16)
10.12	Change of Control and Severance Agreement, by and between James G. Gandenberger and Micrel Incorporated, dated August 7, 2012. (17)*
10.13	Change of Control and Severance Agreement, by and between David Schwartz and Micrel Incorporated, dated July 16, 2012. (19)*
10.14	Second Amendment entered into as of April 19, 2013 to the Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (20)
10.15	Transition and Separation Agreement, by and between Clyde R. Wallin and Micrel Incorporated, dated August 23, 2013. (21)*
10.16	Offer Letter, by and between Micrel Incorporated and Robert E. DeBarr, dated October 2, 2013. (22)*
10.17	Change of Control and Severance Agreement, by and between Robert E. DeBarr and Micrel Incorporated, dated October 2, 2013. (23)*
10.18	Change of Control and Severance Agreement, by and between Raymond D. Zinn and Micrel Incorporated, dated February 28, 2014.*
10.19	Form of Change of Control and Severance Agreement with certain officers including named executive officers.*
14.1	Micrel, Incorporated Code of Ethics for Senior Officers. (6)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.
24.1	Power of Attorney. (See Signature Page)
31	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Management contract or compensatory plan or agreement.

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

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(4)	Incorporated by reference to exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(5)	Incorporated by reference to exhibit 1 filed with the Company’s Proxy Statement on Schedule 14A dated May 9, 2003.

(6)	Incorporated by reference to exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to appendix A filed with the Company’s Definitive Proxy Statement on Schedule 14A dated April 19, 2006.

(8)	Incorporated by reference to exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(9)	Incorporated by reference to exhibit 10.17 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(10)	Incorporated by reference to exhibit 3.5 filed with the Company’s Current Report on Form 8-K dated March 24, 2008.

(11)	Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K dated April 7, 2008.

(12)	Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K dated April 22, 2008.

(13)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated May 7, 2009.

(14)	Incorporated by reference to exhibit 3.7 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(15)	Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.

(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated April 22, 2011.

(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012.

(18)	Incorporated by reference to appendix A filed with the Company’s Definitive Proxy Statement on Schedule 14A dated April 5, 2012.

(19)	Incorporated by reference to exhibit 10.14 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(20)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated April 19, 2013.

(21)	Incorporated by reference to exhibit 10.1 filed with the Company's Current Report on Form 8-K dated August 23, 2013.

(22)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 2, 2013.

(23)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated October 2, 2013.