Form 10-Q
period 2014-03-31
MICREL INC
filed 2014-04-29
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of March 31, 2014 there were 56,474,252 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MICREL, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,957	$23,787
Restricted cash	1,116	1,116
Short-term investments	63,286	64,806
Accounts receivable, less allowances: 2014, $846; 2013, $760	35,934	29,437
Inventories	41,989	43,201
Prepaid taxes	878	4,513
Prepaid expenses and other	2,324	2,698
Deferred income taxes	22,321	21,662
Total current assets	194,805	191,220
LONG-TERM INVESTMENTS	4,325	4,195
PROPERTY, PLANT AND EQUIPMENT, NET	55,966	57,779
LONG-TERM PREPAID TAXES	1,725	—
GOODWILL	8,655	8,554
INTANGIBLE ASSETS, NET	10,910	11,749
DEFERRED INCOME TAXES	1,975	1,581
OTHER ASSETS	1,583	1,046
	$279,944	$276,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,427	$13,502
Accrued liabilities	13,343	12,874
Deferred income on shipments to distributors	28,989	27,026
Total current liabilities	56,759	53,402
LONG-TERM INCOME TAXES PAYABLE	3,692	3,575
LONG-TERM DEFERRED INCOME TAXES	1,220	973
OTHER LONG-TERM LIABILITIES	201	201
Total liabilities	61,872	58,151
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2014 - 56,474,252 shares; 2013 - 56,441,346 shares	544	—
Accumulated other comprehensive loss	(240)	(320)
Retained earnings	217,768	218,293
Total shareholders’ equity	218,072	217,973
	$279,944	$276,124
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
NET REVENUES	$59,857	$59,733
COST OF REVENUES (1)	28,638	28,653
GROSS PROFIT	31,219	31,080
OPERATING EXPENSES:
Research and development (1)	15,481	13,771
Selling, general and administrative (1)	12,436	11,861
Total operating expenses	27,917	25,632
INCOME FROM OPERATIONS	3,302	5,448
OTHER INCOME (EXPENSE):
Interest income	103	126
Other income (expense), net	(72)	(91)
Total other income (expense), net	31	35
INCOME BEFORE INCOME TAXES	3,333	5,483
PROVISION FOR INCOME TAXES	1,044	238
NET INCOME	$2,289	$5,245

NET INCOME PER SHARE:
Basic	$0.04	$0.09
Diluted	$0.04	$0.09

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$—
WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	56,388	58,270
Diluted	57,208	59,030
(1) Share-based compensation expense included in:

Cost of revenues	$234	$244
Research and development	690	652
Selling, general and administrative	798	723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$2,289	$5,245
Other comprehensive income:
Unrealized gains on investments	122	384
Reclassification adjustment for a realized loss on investment included in other expense	—	26
Income taxes	(42)	(140)
Other comprehensive income, net of taxes	80	270
COMPREHENSIVE INCOME	$2,369	$5,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,289	$5,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,469	3,404
Share-based compensation expense	1,722	1,619
Excess tax benefits from share-based awards	(267)	(89)
Deferred income tax provision	(849)	(833)
Changes in operating assets and liabilities:
Accounts receivable	(6,497)	(3,757)
Inventories	1,204	466
Prepaid taxes	1,641	1,244
Prepaid expenses and other assets	12	(536)
Accounts payable	1,213	(3,817)
Income taxes payable	117	583
Accrued liabilities and other long-term liabilities	409	1,653
Deferred income on shipments to distributors	1,963	2,544
Net cash provided by operating activities	6,426	7,726
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,321)	(1,551)
Purchases of investments	(17,265)	(9,037)
Proceeds from sale and maturities of investments	18,778	29,500
Change in restricted cash	—	102
Net cash provided by investing activities	192	19,014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,351	1,508
Repurchases of common stock	(3,000)	—
Payment of cash dividends	(2,814)	—
Purchase of stock for withholding taxes on vested restricted stock	(252)	(134)
Excess tax benefits from share-based awards	267	89
Net cash (used in) provided by financing activities	(3,448)	1,463
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,170	28,203
CASH AND CASH EQUIVALENTS - Beginning of period	23,787	27,281
CASH AND CASH EQUIVALENTS - End of period	$26,957	$55,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and those included in this Form 10-Q below.

Net Income Per Share - Basic net income per share is computed by dividing net income by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options and restricted stock units ("RSUs") using the treasury stock method. Reconciliation of weighted-average shares used in computing basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Weighted average common shares outstanding	56,388	58,270
Dilutive effect of stock options and restricted stock units	820	760
Shares used in computing diluted net income per share	57,208	59,030

For the three months ended March 31, 2014 and 2013, 4.7 million and 5.3 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is measured and tested for impairment annually at the reporting unit level during the last quarter of the Company’s fiscal year, or more frequently if the Company believes indicators of impairment exist. Events that could trigger a more frequent impairment review may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization.

On April 2, 2012, the Company acquired PhaseLink™ Company Limited (“Phaselink”) and recorded $6.1 million of goodwill as the purchase price exceeded the fair value allocated to net tangible assets and identifiable intangible assets. On September 9, 2013, the Company acquired specific net assets of Discera Inc. (“Discera”) and recorded $2.5 million of goodwill as the purchase price exceeded the fair value allocated to net tangible assets and identifiable intangible assets. During the first quarter of 2014, goodwill recorded from the Discera transaction was increased by approximately $0.1 million to $2.6 million. The goodwill for each acquisition was allocated to the timing and communications reporting unit and is reviewed annually in October or whenever events or circumstances occur which indicate that goodwill might be impaired.

2. RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board issued an accounting standards update to change the requirements for reporting discontinued operations. This guidance modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The guidance requires expanded disclosures for discontinued operations for the assets, liabilities, revenues, and expenses of discontinued operations, and also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting this guidance.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3. SHARE-BASED COMPENSATION

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the employee’s requisite service period. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenues	$234	$244
Research and development	690	652
Selling, general and administrative	798	723
Pre-tax share-based compensation expense	1,722	1,619
Less income tax effect	(549)	(550)
Net share-based compensation expense	$1,173	$1,069
During the three months ended March 31, 2014, the Company granted 0.2 million stock options at a weighted average fair value of $2.79. During the three months ended March 31, 2013, the Company granted 0.2 million stock options at a weighted average fair value of $2.91 per share. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2014	2013
Expected term (years)	6.1	5.9
Stock volatility	31.0%	33.5%
Risk free interest rates	2.1%	1.0%
Dividends during expected terms	1.8%	1.6%

The Company also grants RSUs to its employees. In the three months ended March 31, 2014 and 2013, the Company granted 0.2 million and 0.1 million RSUs, respectively, at weighted average fair values of $9.81 and $10.07, respectively.

As of March 31, 2014, there was $6.5 million of total unrecognized share-based compensation related to non-vested stock option awards and $9.0 million related to non-vested RSUs, which are expected to be recognized over a weighted-average period of 2.8 and 3.1 years, respectively. Total share-based compensation expense capitalized as part of inventory as of March 31, 2014 and December 31, 2013 was $0.1 million and $0.2 million, respectively.

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of Common Stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.

4. INVESTMENTS

Investments purchased with remaining maturity dates of less than three months are classified as cash equivalents. Investments are classified either as short-term or as long-term based on maturities and the Company’s intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of March 31, 2014 consisted primarily of liquid municipal and corporate debt instruments with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. Long-term investments as of March 31, 2014 consisted of auction-rate notes secured by student loans and were classified as available-for-sale securities. Available-for-sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive loss, a component of shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the Company’s short-term investments at March 31, 2014 and December 31, 2013 was as follows (in thousands):

	As of March 31, 2014				As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$15,163	$2	$—	$15,165	$13,858	$—	$(2)	$13,856
Corporate Debt Securities	37,145	—	(1)	37,144	36,947	10	—	36,957
Commercial Paper	10,976	1	—	10,977	13,991	2	—	13,993
Total	$63,284	$3	$(1)	$63,286	$64,796	$12	$(2)	$64,806
As of March 31, 2014, the Company had no short-term investments that have been in a significant continuous unrealized loss position for more than twelve months.

A summary of the Company’s long-term investments at March 31, 2014 and December 31, 2013 was as follows (in thousands):

	As of March 31, 2014				As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Notes	$4,700	$—	$(375)	$4,325	$4,700	$—	$(505)	$4,195
As of March 31, 2014, the Company had $4.7 million of auction-rate notes. Auction-rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty-eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed as of March 31, 2014. To date the Company has collected all interest receivable on all of its auction-rate notes when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 18 to 34 years. As a result, the Company has classified all auction-rate notes as long-term investments as of March 31, 2014 and December 31, 2013. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction-rate notes held by the Company as of March 31, 2014 and December 31, 2013, the maximum interest rate is generally one month LIBOR plus 1.5% and 2.5%, respectively, based on the notes’ rating as of that date.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s short-term investments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or other significant observable inputs.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The types of instruments valued based on unobservable inputs consist of the auction-rate notes held by the Company. Such instruments are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction-rate notes using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction-rate securities.

Financial assets measured at fair value on a recurring basis as of March 31, 2014 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$7,150	$—	$—	$7,150
Corporate Debt Securities (2)	—	37,144	—	37,144
Commercial Paper (3)	—	13,478	—	13,478
Municipal Securities (2)	—	15,165	—	15,165
Auction-rate notes (4)	—	—	4,325	4,325
Total	$7,150	$65,787	$4,325	$77,262

Financial assets measured at fair value on a recurring basis as of December 31, 2013 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$16,945	$—	$—	$16,945
Corporate Debt Securities (2)	—	36,957	—	36,957
Commercial Paper (2)	—	13,993	—	13,993
Municipal Securities (2)	—	13,856	—	13,856
Auction-rate notes (4)	—	—	4,195	4,195
Total	$16,945	$64,806	$4,195	$85,946
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in short-term investments and cash and cash equivalents
(4) Included in long-term investments

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy.

The Company has used a combination of discounted cash flow models and observable transactions for similar securities to determine the estimated fair value of its investment in auction-rate notes as of March 31, 2014 and December 31, 2013. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, estimates for discount rates using yields of comparable traded instruments adjusted for illiquidity and other risk factors, amount of cash flows and expected holding periods of the auction-rate notes. Based on this assessment of fair value, as of March 31, 2014, the Company determined there was a cumulative decline in the fair value of its auction-rate notes and recorded a $0.2 million net of tax ($0.4 million pre-tax) temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three months ended March 31, 2014, the changes in the Company’s Level 3 securities (consisting of auction-rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2013	$4,195
Transfers in and/or out of Level 3	—
Total unrealized gains, before tax, included in other comprehensive income	130
Settlements	—
Ending balance, March 31, 2014	$4,325

5. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$10,575	$11,592
Work in process	30,161	30,109
Raw materials	1,253	1,500
Total inventories	$41,989	$43,201
6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Manufacturing equipment	$176,986	$176,730
Land	8,101	8,101
Buildings and improvements	54,214	53,915
Office furniture and research equipment	18,164	17,791
	257,465	256,537
Accumulated depreciation	(201,499)	(198,758)
Total property, plant and equipment, net	$55,966	$57,779
Depreciation expense for the three months ended March 31, 2014 and 2013 was $2.7 million and $3.0 million, respectively.

7. INTANGIBLE ASSETS

Intangible Assets

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's business combinations have included the purchase of in-process research and development assets that are not amortizable until the underlying project is complete. The Company assesses that its in-process research and development project is complete when all material research and development costs have been incurred and no significant risks remain. The Company reviews the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of its fiscal year, or more frequently if it believes indicators of impairment exist.

The following table sets forth the components of intangible assets as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$7,443	$(1,192)	$6,251	$7,783	$(986)	$6,797
Customer relationships	3,800	(756)	3,044	3,800	(552)	3,248
Trademarks	610	(312)	298	610	(284)	326
Non-competition agreements	40	(23)	17	450	(372)	78
In-process research and development	1,300	—	1,300	1,300	—	1,300
	$13,193	$(2,283)	$10,910	$13,943	$(2,194)	$11,749
The above intangible assets acquired in connection with the Discera acquisition in 2013 of $2.8 million, PhaseLink acquisition in 2012 of $8.3 million, and other acquired intangible assets of $2.1 million are amortized over their estimated useful lives ranging from 1 to 10 years using the straight-line method. Total intangible amortization expense for the three months ended March 31, 2014 and 2013 was $0.5 million and $0.3 million, respectively. The Company expects the completion of development projects for Phaselink in 2014 and Discera in 2015 and expects to begin amortizing the related in-process research and development in those respective years.

The estimated future amortization expense of intangible assets as of March 31, 2014 was as follows (in thousands):

Year Ending December 31,
2014 (remaining nine months)	$1,145
2015	1,599
2016	1,510
2017	1,281
2018	1,223
Thereafter	4,152
$10,910

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued compensation	$6,538	$5,767
Accrued commissions	1,590	1,666
Accrued restructuring	277	902
Other accrued liabilities	4,938	4,539
Total accrued liabilities	$13,343	$12,874

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West that expires on April 30, 2015, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. Interest rates under the facility are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. The credit agreement includes certain restrictive covenants and, as of March 31, 2014, the Company was in compliance with such covenants. As of March 31, 2014, the Company had no borrowings under the line of credit facility.

The Company's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The letters of credit are issued to guarantee payments for the Company's workers compensation program. As of March 31, 2014, there was $0.3 million in letters of credit outstanding.

10. DERIVATIVE FINANCIAL INSTRUMENTS

During the three months ended March 31, 2014 and 2013, the Company was not party to any derivative instrument arrangements. At March 31, 2014, there were no derivative instrument contracts outstanding.

11. MAJOR CUSTOMERS

During the three months ended March 31, 2014, distributors A and B accounted for 28% and 23% of total net revenues, respectively. During the three months ended March 31, 2013, distributors A and B accounted for 31% and 21% of total net revenues, respectively. These distributors sell Micrel's products to many customers across various end markets.

At March 31, 2014, distributors A, B, and C accounted for 33%, 19%, and 12% respectively, of total accounts receivable. At December 31, 2013, distributors A and B accounted for 36% and 11%, respectively, of total accounts receivable.

12. SEGMENT REPORTING

The Company currently operates in one segment: the design, manufacturing, marketing and sale of semiconductor products. The chief operating decision maker, the President and CEO, evaluates the financial performance of the Company and allocates resources on a company-wide basis.

The Company generates revenue from four product groups:  Linear and Power; Timing and Communications; LAN; and Foundry.  The following table sets forth the net revenues attributable to our four product groups as a percentage of total net revenues.

	Three Months Ended
Net Revenues by Product Group	March 31,
	2014	2013
Net Revenues:
Linear and Power	55%	57%
Timing and Communications	22	20
LAN	20	21
Foundry	3	2
Total net revenues	100%	100%

The Company recorded revenue from customers throughout the United States, Canada and Mexico (collectively referred to as “North America”); the United Kingdom, Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland and other European countries (collectively referred to as “Europe”); Korea, Taiwan, Singapore, China, Japan, Hong Kong, Malaysia and other Asian countries (collectively referred to as “Asia”). Revenues by major geographic area are based on the geographic location of the OEMs or the distributors who have purchased the Company's products. The geographic locations of the Company's distributors may be different from the geographic locations of the end customers.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth the net revenues by geographic region as a percentage of total net revenues, for the periods presented:

Net Revenues by Geographic Region	Three Months Ended
	March 31,
	2014	2013
Net Revenues:
North America	27%	31%
Asia	57	56
Europe	16	13
Total net revenues	100%	100%

13. COMMITMENTS AND CONTINGENCIES

From time to time, claims have been filed by or have arisen against the Company in its normal course of business. Generally, litigation is subject to inherent uncertainties, and the Company can provide no assurance that it will prevail in any particular lawsuit. Accordingly, litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As of March 31, 2014, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities, while possible, are not probable. Further, ranges of possible losses in these matters cannot be reasonably estimated at this time.

14. SHARE REPURCHASE PROGRAM

On October 24, 2013, the Company announced that its Board of Directors authorized the repurchase of $30.0 million of the Company’s common stock, which increased the total approval for repurchase since February 2010 to $120.0 million. Under our stock repurchase program, as of March 31, 2014, we have remaining authorization to repurchase $22.8 million of our common stock.

Shares of common stock purchased pursuant to the repurchase program are canceled from outstanding shares upon repurchase. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock incentive plans and ESPP. During the three months ended March 31, 2014, the Company repurchased 0.3 million shares of its common stock for an aggregate price of $3.0 million.

15. INCOME TAXES

The income tax provision for the three months ended March 31, 2014, as a percentage of income before taxes was 31.3%.

The income tax provision for the three months ended March 31, 2013, as a percentage of income before taxes, was 4.3%. The income tax provision for this period included a $1.4 million benefit for 2012 research tax credits as a tax law was enacted on January 2, 2013 to retroactively reinstate the federal research and development tax credit to January 1, 2012.

As of March 31, 2014, the gross amount of unrecognized tax benefits for uncertain tax positions was $13.4 million and the net amount, reduced for the federal effects of potential state tax exposures, was $9.7 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, a net $3.8 million would favorably affect the Company’s tax provision in such future periods. The remaining $5.9 million would increase deferred tax assets on which a valuation allowance is placed and would be expected to also increase by a corresponding amount. The $3.8 million liability is included in long-term income taxes payable for $3.7 million and a reduction of prepaid taxes for $0.1 million. The Company does not anticipate a significant change to unrecognized tax benefits for uncertain income tax positions within the next 12 months.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of March 31, 2014 and December 31, 2013, the Company had $0.4 million and $0.4 million, respectively, accrued for interest and none accrued for penalties in both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $22.3 million and net long-term deferred tax assets of $0.8 million as of March 31, 2014. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets and has not established a valuation allowance except for a valuation allowance of $9.3 million and $9.0 million that was established against state deferred tax assets as of March 31, 2014 and December 31, 2013, respectively, due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. Should the Company determine that future realization of these tax benefits is not more likely than not, additional valuation allowances would be established which would increase the Company's tax provision in the period of such determination.

Included in net deferred tax assets are credit carryforwards. The Company has available state research and development credit carryforwards of approximately $24.9 million, of which approximately $2.3 million represents pre-ownership change carryforwards subject to Section 382 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

16. DIVIDENDS

On January 30, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock. The aggregate payment of $2.8 million was made on February 27, 2014 to shareholders of record as of February 13, 2014.

17. RESTRUCTURING CHARGES

In the fourth quarter of 2013, the Company recorded restructuring charges of $1.4 million related to workforce reductions. The Company paid $0.6 million related to severance costs in the quarter ended March 31, 2014. The following table summarizes the activity related to the accrual for restructuring charges for the quarter ended March 31, 2014 (in thousands):

Amount
Balance at December 31, 2013	$902
Payments	(625)
Balance at March 31, 2014	$277

18. SUBSEQUENT EVENTS

On April 24, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on May 22, 2014 to shareholders of record at the close of business on May 8, 2014. This dividend will be recorded in the second quarter of 2014 and is expected to be approximately $2.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on product sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in our results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future products or product development; future research and development spending and our product development strategy; our markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; our future use and protection of its intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; our need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on us; the future realization of tax benefits; and share-based incentive awards and expectations regarding future share-based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “estimate,” “may,” “can,” “will,” “could,” “would,” “intend,” “objective,” “plan,” “expect,” “likely,” “potential,” “possible” or “anticipate” or the negative of these terms or other comparable terminology and similar expressions. All forward-looking statements included in this document are based on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements, including risks discussed under “Risk Factors” and elsewhere in this Report, except as required by applicable law. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our high performance linear and power products are characterized by high power density and small form factor. The demand for high performance linear and power circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets and tablet devices. We also have an extensive linear and power management offering for the networking and communications infrastructure markets including cloud and enterprise servers, network switches and routers, storage area networks and wireless base stations. In addition, we offer products that serve the solid state drive market and are seeing strength in the emergence of solid state drives. We also offer an extensive portfolio of load switches and MOSFET drivers for industrial applications such as DC brushless motors. These products are gaining traction for applications in the power tool and fan markets.

Our timing and communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high speed Physical Media Device (“PMD”) products. With form factor, size reductions and ease of use critical for system designs, we utilize innovative packaging and proprietary process technology to address these challenges. In 2012, we acquired PhaseLink, a private company based in Taiwan and in San Jose, California, in order to complement our high performance clock generation and distribution products for the communication market and to expand our product offerings into the consumer and industrial markets. PhaseLink provides high performance integrated timing solutions to system and oscillator manufacturers. In September 2013, we acquired specific net assets of Discera, which uses micro-electrical mechanical system (“MEMS”) resonators to compete with standard quartz oscillators and quartz oscillator-based clock generators. We acquired Discera in order to complement our high performance clock and timing products, as well as expand our MEMS capabilities. With the acquisition of PhaseLink and Discera, coupled with our organic product development, we now offer a comprehensive portfolio of clock generation and clock distribution products.

Our family of local area network (“LAN”) solutions products targets the digital home, unified communications, industrial and automotive markets. This product portfolio consists of physical layer transceivers (“PHY”), Media Access Controllers (“MAC”), switches and high value Application Specific Standard Products (“ASSP”) comprising analog, mixed signal and digital functions supporting transmission speeds from 10 Megabits per second to one Gigabit per second. In order to increase our value to customers, we have continued to transition our LAN solutions portfolio to higher function switch and ASSP products. This transition is intended to better align our products with the emergence of cloud based services and the Internet of Things (“IoT”).

Our foundry business offers foundry services to commercial, military, and MEMS IC designers and all manufacturers seeking a production solution compatible with their specific application and/or technology needs. We offer various combinations of design, process and wafer foundry services including MEMS manufacturing capability. MEMS are highly specialized devices used in a wide variety of devices, including pressure, temperature, chemical and vibration sensors, light reflectors and switches as well as accelerometers for airbags, vehicle controls and games. We fabricate wafers for customers using our standard processes, their existing processes or customized processes we develop for them.

We currently operate in one segment: the design, manufacturing, marketing and sale of semiconductor products. The chief operating decision maker, the President and CEO, evaluates our financial performance and allocates resources on a company-wide basis.

We generate revenue from four product groups:  Linear and Power; Timing and Communications; LAN; and Foundry.  The following table sets forth the net revenues attributable to our four product groups as a percentage of total net revenues, for the periods presented.

Net Revenues by Product Group	Three Months Ended March 31,
	2014	2013
Net Revenues:
Linear and Power	55%	57%
Timing and Communications	22	20
LAN	20	21
Foundry	3	2
Total net revenues	100%	100%

Our products address a wide range of end markets. The following table presents our revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Three Months Ended March 31,
	2014	2013
As a Percentage of Total Net Revenues:
Industrial	52%	53%
Communications	18	16
Wireless handsets	10	13
Computing	16	14
Military and other	4	4
Total net revenues	100%	100%

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2014, compared with our critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net revenues	100.0%	100.0%
Cost of revenues	47.8	48.0
Gross profit	52.2	52.0
Operating expenses:
Research and development	25.9	23.0
Selling, general and administrative	20.8	19.9
Total operating expenses	46.7	42.9
Income from operations	5.5	9.1
Other income (expense):
Interest income	0.2	0.2
Other expense, net	(0.1)	(0.1)
Total other income (expense), net	0.1	0.1
Income before income taxes	5.6	9.2
Provision for income taxes	1.8	0.4
Net income	3.8%	8.8%

Net Revenues. For the three months ended March 31, 2014, net revenues increased 0.2% to $59.9 million from $59.7 million for the same period in the prior year. The increase primarily resulted from increased demand of our products serving the communications and computing end markets, which was partially offset by decreased demand for our products serving the wireless handsets and industrial end markets.

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

International sales represented 73% of net revenues for the three months ended March 31, 2014, compared to 69% of net revenues for the three months ended March 31, 2013. Sales to customers in Asia represented 57% of net revenues for the three months ended March 31, 2014, compared to 56% of net revenues for the three months ended March 31, 2013. The trend for our customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for us and other semiconductor manufacturers. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for our products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, inventory write-downs and recoveries, product yields and average selling prices. Our gross margin increased to 52.2% for the three months ended March 31, 2014 from 52.0% for the three months ended March 31, 2013. The increase was primarily due to a shift in product mix to higher gross margin communications and computing products.

Research and Development Expenses. Research and development ("R&D") expenses as a percentage of net revenues represented 25.9% for the three months ended March 31, 2014, compared to 23.1% for the three months ended March 31, 2013. On a dollar basis, R&D expenses increased $1.7 million, or 12.4%, to $15.5 million for the three months ended March 31, 2014 from $13.8 million for the three months ended March 31, 2013. This increase was primarily due to added headcount, including the acquisition of Discera and also higher outside services of $0.3 million.

We believe that the development and introduction of new products is critical to our future success and expect to continue our investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative ("SG&A") expenses represented 20.8% for the three months ended March 31, 2014, compared to 19.9% for the three months ended March 31, 2013. On a dollar basis, SG&A expenses increased $0.6 million, or 4.8%, to $12.4 million for the three months ended March 31, 2014 from $11.9 million for the three months ended March 31, 2013. This increase was primarily due to increased spending on outside services of $0.2 million, share-based compensation expense of $0.1 million, added headcount expenses from the acquisition of Discera and related amortization expenses of acquired intangible assets of $0.1 million.

Share-Based Compensation. Our results of operations for the three month periods ended March 31, 2014 and 2013 included $1.7 million and $1.6 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. Share-based compensation expense is included in the statement of operations in cost of revenues, R&D expenses and SG&A expenses (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Interest and Other Income (Expense), net. Interest and other income (expense), net were less than $0.1 million in both the three months ended March 31, 2014 and 2013. They reflect interest income from short-term and long-term investments and money market funds.

Provision for Income Taxes. For the three months ended March 31, 2014, the provision for income taxes was $1.0 million, or 31.3% of income before taxes, compared to $0.2 million or 4.3% of income before taxes for the three months ended March 31, 2013. The increase in the three months ended March 31, 2014, compared to the three months ended March 31, 2013 was primarily due to the expiration of the federal R&D credit as of December 31, 2013 and additional research and development credits for various periods recorded as a discrete benefit in the three months ended March 31, 2013.

The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, our principal sources of funding have been our cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2014 consisted of cash, cash equivalents and short-term investments of $90.2 million and a $5.0 million unsecured credit facility from a commercial bank.

We generated $6.4 million in cash from operating activities during the three months ended March 31, 2014. Significant cash flows included cash provided by net income of $2.3 million plus additions for non-cash activities of $4.1 million (consisting primarily of $3.5 million in depreciation and amortization and $1.7 million in share-based compensation expense, partially offset by a $0.8 million increase in deferred income taxes), combined with a $1.6 million decrease in prepaid taxes, a $2.0 million increase in deferred income on shipments to distributors, $1.2 million increase in accounts payable and a $1.2 million decrease in inventories which were offset in part by a $6.5 million increase in accounts receivable.

We generated $7.7 million in cash from operating activities during the three months ended March 31, 2013. Significant cash flows included cash provided by net income of $5.2 million plus additions for non-cash activities of $4.1 million (consisting primarily of $3.4 million in depreciation and amortization, $1.6 million in share-based compensation expense, partially offset by a $0.8 million increase in deferred income taxes) combined with a $2.5 million increase in deferred income on shipments to distributors, a $1.7 million increase in accrued liabilities and other long-term liabilities and a $1.2 million decrease in income taxes receivable which were offset in part by a $3.8 million decrease in accounts payable and a $3.8 million increase in accounts receivable.

We received $0.2 million of cash for investing activities during the three months ended March 31, 2014, primarily comprised of $18.8 million in proceeds from the sales and maturities of investments, partially offset by $17.3 million in purchases of investments and $1.3 million of purchases of property, plant and equipment.

We received $19.0 million of cash in investing activities during the three months ended March 31, 2013, primarily comprised of $29.5 million in proceeds from the sales and maturities of investments, which was offset by $9.0 million in purchases of investments and $1.6 million of purchases of property, plant and equipment.
We used $3.4 million of cash in financing activities during the three months ended March 31, 2014 primarily for the repurchases of $3.0 million of our common stock and $2.8 million for the payment of cash dividends, which were partially offset by $2.4 million in proceeds from employee stock transactions.

We received $1.5 million of cash in financing activities during the three months ended March 31, 2013 primarily comprised of $1.5 million in proceeds from employee stock transactions.

We currently intend to spend approximately $4.0 million to $8.0 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On April, 24, 2014, our Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on May 22, 2014 to shareholders of record at the close of business on May 8, 2014. This dividend will be recorded in the second quarter of 2014 and is expected to be approximately $2.8 million.

On October 24, 2013, we announced that our Board of Directors authorized the repurchase of $30.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $120.0 million. Under our stock repurchase program, as of March 31, 2014, we have remaining authorization to repurchase $22.8 million of our common stock. During the three months ended March 31, 2014, we repurchased 0.3 million shares of our common stock for an aggregate price of $3.0 million.

We believe that our cash from operations, existing cash balances, short-term investments and our credit facility will be sufficient to meet our cash requirements for at least the next twelve months. In the longer term, we believe future cash requirements will continue to be met by our cash from operations, credit arrangements and future debt or equity financings as required.

At March 31, 2014, we held $4.7 million in principal of senior auction-rate notes secured by student loans. Auctions for these auction-rate notes have failed as of March 31, 2014. The fair value of these notes, $4.3 million, has been classified as long-term investments as of March 31, 2014. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding our investments, see Note 4 of Notes to the Condensed Consolidated Financial Statements.

At March 31, 2014, we had cash, cash equivalents and short-term investments of $90.2 million, of which $11.4 million was held by our foreign subsidiaries. Some of these available cash, cash equivalents and short-term investments are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. To date, we have not experienced loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of March 31, 2014 we had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,490	$1,050	$1,047	$393	$—
Open purchase orders	21,495	21,495	—	—	—
Software licenses purchase obligations	1,160	610	550
Total	$25,145	$23,155	$1,597	$393	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5.0 million unsecured credit facility for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. As of March 31, 2014, we had no borrowings under the credit facility. Our borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on our behalf, which are issued to guarantee payments for our workers compensation program. As of March 31, 2014, there was $0.3 million in letters of credit outstanding.

As of March 31, 2014, we had $9.7 million of net unrecognized tax benefits consisting of $3.7 million included in long-term income taxes payable, $0.1 million recorded as a reduction to prepaid taxes and $5.9 million recorded as a reduction to deferred tax assets. We do not anticipate a significant change to the $3.7 million long-term uncertain income tax positions within the next twelve months. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2014, we held $4.7 million in principal of senior auction-rate notes secured by student loans. Auctions for these auction-rate notes have failed as of March 31, 2014. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have contractual maturities ranging from 18 to 34 years. As a result, we may have limited or no ability to liquidate our investment and fully recover the carrying value of our investment in the near term. As of March 31, 2014, we have recorded a $0.2 million ($0.4 million pre-tax) temporary impairment of these securities to accumulated other comprehensive loss, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would record a loss, which could be material, in our statement of operations in the period such other-than-temporary decline in fair value is determined. We currently have the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.

At March 31, 2014, we had no fixed-rate long-term debt subject to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

As previously reported in our Annual Report on Form 10-K, as of December 31, 2013, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, because of the material weakness described in our Annual Report on Form 10-K, specifically our internal control to ensure accuracy of inventory information reported by distributors used in recording deferred income on shipments to distributors was designed to be performed on aggregated data reported by multiple distributors, rather than on disaggregated data. A control performed on disaggregated data could result in increased precision. As a result of this internal control design deficiency, we did not detect a misstatement in inventory information reported by a distributor as of December 31, 2013.  Although there was a reasonable possibility that a material misstatement to deferred income on shipments to distributors could occur and not be detected in the annual or interim financial statements, the deficiency did not result in a misstatement as the aforementioned account balance was corrected prior to the issuance of the annual financial statements. During the three months ended March 31, 2014, we re-designed and performed the control to ensure the accuracy of inventory information reported by distributors used in recording deferred income on shipments to distributors was on a disaggregated level.

Changes in Internal Control Over Financial Reporting

Other than the change in internal control over financing reporting mentioned above, there has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information included in Note 13 of Notes to Condensed Consolidated Financial Statements under the caption “Commitments and Contingencies” in Item 1 of Part I is incorporated herein by reference.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q should be read in conjunction with the descriptions of risks associated with our business, financial condition and results of our operations as set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 24, 2013, we announced that our Board of Directors authorized the repurchase of another $30.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $120.0 million. After taking into account repurchases already completed, the total available for repurchase, as of March 31, 2014, was $22.8 million.

The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by our management, based on our evaluation of market conditions, cash on hand and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of our common stock during the first quarter of 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 2014	302,588	$9.91	302,588	$22,807
February 2014	—	—	—	22,807
March 2014	—	—	—	22,807
Total First Quarter 2014	302,588	—	302,588

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date:	April 28, 2014	By	/s/ Robert E. DeBarr
Robert E. DeBarr
Chief Financial Officer and Vice President of Finance and Human Resources
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.