Form 10-Q
period 2014-06-30
MICREL INC
filed 2014-07-28
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of June 30, 2014 there were 56,533,444 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICREL, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,455	$23,787
Restricted cash	1,096	1,116
Short-term investments	65,950	64,806
Accounts receivable, less allowances: 2014, $979; 2013, $760	34,692	29,437
Inventories	42,051	43,201
Prepaid taxes	—	4,513
Prepaid expenses and other	1,983	2,698
Deferred income taxes	24,133	21,662
Total current assets	204,360	191,220
LONG-TERM INVESTMENTS	1,732	4,195
PROPERTY, PLANT AND EQUIPMENT, NET	56,254	57,779
LONG-TERM PREPAID TAXES	1,711	—
GOODWILL	8,655	8,554
INTANGIBLE ASSETS, NET	10,533	11,749
DEFERRED INCOME TAXES	2,436	1,581
OTHER ASSETS	1,543	1,046
TOTAL ASSETS	$287,224	$276,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,021	$13,502
Accrued liabilities	11,956	12,874
Income taxes payable	1,378	—
Deferred income on shipments to distributors	33,023	27,026
Total current liabilities	62,378	53,402
LONG-TERM INCOME TAXES PAYABLE	3,771	3,575
LONG-TERM DEFERRED INCOME TAXES	983	973
OTHER LONG-TERM LIABILITIES	185	201
Total liabilities	67,317	58,151
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2014 - 56,533,444 shares; 2013 - 56,441,346 shares	1,464	—
Accumulated other comprehensive loss	(30)	(320)
Retained earnings	218,473	218,293
Total shareholders’ equity	219,907	217,973
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$287,224	$276,124
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET REVENUES	$62,339	$59,171	$122,196	$118,904
COST OF REVENUES (1)	29,548	28,089	58,186	56,742
GROSS PROFIT	32,791	31,082	64,010	62,162
OPERATING EXPENSES:
Research and development (1)	15,436	13,501	30,917	27,272
Selling, general and administrative (1)	11,976	11,433	24,412	23,294
Total operating expenses	27,412	24,934	55,329	50,566
INCOME FROM OPERATIONS	5,379	6,148	8,681	11,596
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	92	126	195	252
Other expense, net	(8)	(52)	(80)	(143)
Total interest and other income (expense), net	84	74	115	109
INCOME BEFORE PROVISION FOR INCOME TAXES	5,463	6,222	8,796	11,705
PROVISION FOR INCOME TAXES	1,934	1,187	2,978	1,425
NET INCOME	$3,529	$5,035	$5,818	$10,280

NET INCOME PER SHARE:
Basic	$0.06	$0.09	$0.10	$0.18
Diluted	$0.06	$0.09	$0.10	$0.17

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.0425	$0.10	$0.0425
WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	56,537	58,303	56,463	58,287
Diluted	57,448	59,007	57,331	59,021
(1) Share-based compensation expense included in:

Cost of revenues	$243	$270	$477	$514
Research and development	833	652	1,523	1,304
Selling, general and administrative	873	772	1,671	1,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INCOME	$3,529	$5,035	$5,818	$10,280
Other comprehensive income:
Unrealized gains (losses) on investments	327	(107)	449	276
Reclassification adjustment for a realized loss on investment included in other expense	—	—	—	26
Income tax benefits (provision)	(117)	32	(159)	(107)
Other comprehensive income (loss), net of taxes	210	(75)	290	195
COMPREHENSIVE INCOME	$3,739	$4,960	$6,108	$10,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,818	$10,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,853	6,562
Share-based compensation expense	3,671	3,313
Excess tax benefits from share-based awards	(584)	(180)
Deferred income tax provision	(3,473)	(2,953)
Changes in operating assets and liabilities:
Accounts receivable	(5,255)	(7,852)
Inventories	1,178	(930)
Prepaid taxes	2,502	1,737
Prepaid expenses and other assets	164	(539)
Accounts payable	2,087	(7,452)
Income taxes payable	1,574	533
Accrued liabilities and other long-term liabilities	(926)	1,019
Deferred income on shipments to distributors	5,997	6,212
Net cash provided by operating activities	19,606	9,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,855)	(3,853)
Purchases of intangible assets	—	(57)
Purchases of investments	(29,602)	(35,785)
Proceeds from sales and maturities of investments	31,369	47,500
Change in restricted cash	20	165
Net cash (used in) provided by investing activities	(2,068)	7,970
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,615	2,355
Repurchases of common stock	(5,815)	(4,690)
Payment of cash dividends	(5,638)	(2,482)
Purchase of stock for withholding taxes on vested restricted stock	(616)	(327)
Excess tax benefits from share-based awards	584	180
Net cash used in financing activities	(6,870)	(4,964)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,668	12,756
CASH AND CASH EQUIVALENTS - Beginning of period	23,787	27,281
CASH AND CASH EQUIVALENTS - End of period	$34,455	$40,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and those included in this Form 10-Q below.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Shares used in computing basic net income per share	56,537	58,303	56,463	58,287
Dilutive effect of stock options and restricted stock units	911	704	868	734
Shares used in computing diluted net income per share	57,448	59,007	57,331	59,021

For the three and six months ended June 30, 2014, 4.0 million and 4.3 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and six months ended June 30, 2013, 5.5 million and 5.4 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2. RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to change the requirements for reporting discontinued operations. This guidance modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The guidance requires expanded disclosures for discontinued operations for the assets, liabilities, revenues, and expenses of discontinued operations, and also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2014.
In May 2014, the FASB issued an accounting standards update on the recognition of revenue from contracts with customers. The guidance modifies the financial reporting of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is recognized. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting this guidance.
In June 2014, the FASB issued an accounting standards update on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.
3. SHARE-BASED COMPENSATION

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the employee’s requisite service period. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenues	$243	$270	$477	$514
Research and development	833	652	1,523	1,304
Selling, general and administrative	873	772	1,671	1,495
Pre-tax share-based compensation expense	1,949	1,694	3,671	3,313
Less income tax effect	(682)	(552)	(1,231)	(1,102)
Net share-based compensation expense	$1,267	$1,142	$2,440	$2,211
During the three months ended June 30, 2014 and 2013, the Company granted 0.1 million and 0.2 million stock options, respectively, at weighted average fair values of $2.90 and $3.04 per share, respectively. During both the six months ended June 30, 2014 and 2013, the Company granted 0.3 million stock options at weighted average fair values of $2.82 and $2.97 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expected term (years)	5.9	5.8	6.0	5.9
Stock volatility	30.5%	36.0%	30.8%	34.7%
Risk free interest rates	2.0%	1.6%	2.0%	1.3%
Dividends during expected terms	1.8%	1.7%	1.8%	1.7%

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also grants RSUs to its employees. In the three months ended June 30, 2014 and 2013, the Company granted 0.2 million and 0.1 million RSUs, respectively, at weighted average fair values of $10.51 and $9.56 per share, respectively. In the six months ended June 30, 2014 and 2013, the Company granted 0.5 million and 0.2 million RSUs, respectively, at weighted average fair values of $10.18 and $9.81 per share, respectively.

As of June 30, 2014, there was $6.0 million of total unrecognized share-based compensation expense related to non-vested stock option awards and $10.3 million related to non-vested RSUs, which are expected to be recognized over a weighted-average period of 2.7 and 3.0 years, respectively. Total share-based compensation expense capitalized as part of inventory as of both June 30, 2014 and December 31, 2013 was $0.2 million.

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.

4. INVESTMENTS

Investments purchased with remaining maturity of less than three months are classified as cash equivalents. Investments are classified either as short-term or as long-term based on maturities and the Company’s intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of June 30, 2014 consisted primarily of liquid municipal and corporate debt instruments with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. Long-term investments as of June 30, 2014 consisted of auction-rate notes secured by student loans and were classified as available-for-sale securities. Available-for-sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive loss, a component of shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

A summary of the Company’s short-term investments at June 30, 2014 and December 31, 2013 was as follows (in thousands):

	As of June 30, 2014				As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal Securities	$12,838	$7	$—	$12,845	$13,858	$—	$(2)	$13,856
Corporate Debt Securities	36,617	9	—	36,626	36,947	10	—	36,957
Commercial Paper	16,473	6	—	16,479	13,991	2	—	13,993
Total	$65,928	$22	$—	$65,950	$64,796	$12	$(2)	$64,806
As of June 30, 2014, the Company had no short-term investments that have been in a significant continuous unrealized loss position for more than twelve months.

A summary of the Company’s long-term investments at June 30, 2014 and December 31, 2013 was as follows (in thousands):

	As of June 30, 2014				As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Notes	$1,800	$—	$(68)	$1,732	$4,700	$—	$(505)	$4,195

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In the second quarter of 2014, the Company sold $2.9 million of auction-rate notes at par value. As of June 30, 2014, the Company had remaining $1.8 million of auction-rate notes. Auction-rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty-eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the remaining student loan-backed notes held by the Company have failed as of June 30, 2014. To date the Company has collected all interest receivable on all of its auction-rate notes when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 31 to 33 years. The Company has classified all auction-rate notes as long-term investments as of June 30, 2014 and December 31, 2013. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction-rate notes held by the Company as of June 30, 2014, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes' rating as of that date.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s short-term investments are classified within Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or other significant observable inputs.

The types of instruments valued based on unobservable inputs consist of the auction-rate notes held by the Company. Such instruments are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction-rate notes using a combination of observable transactions for similar securities and a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction-rate securities. Based on this assessment of fair value, as of June 30, 2014, the Company determined there was a cumulative decline in the fair value of its auction-rate notes and recorded less than $0.1 million net of tax ($0.1 million pre-tax) temporary impairment of these securities to accumulated other comprehensive income, a component of shareholders’ equity.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial assets measured at fair value on a recurring basis as of June 30, 2014 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$9,412	$—	$—	$9,412
Corporate Debt Securities (2)	—	36,626	—	36,626
Commercial Paper (2)	—	16,479	—	16,479
Municipal Securities (2)	—	12,845	—	12,845
Auction-rate notes (3)	—	—	1,732	1,732
Total	$9,412	$65,950	$1,732	$77,094

Financial assets measured at fair value on a recurring basis as of December 31, 2013 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$16,945	$—	$—	$16,945
Corporate Debt Securities (2)	—	36,957	—	36,957
Commercial Paper (2)	—	13,993	—	13,993
Municipal Securities (2)	—	13,856	—	13,856
Auction-rate notes (3)	—	—	4,195	4,195
Total	$16,945	$64,806	$4,195	$85,946
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in long-term investments

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy.

For the six months ended June 30, 2014, the changes in the Company’s Level 3 securities (consisting of auction-rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2013	$4,195
Transfers in and/or out of Level 3	—
Total unrealized gains, before tax, included in other comprehensive income	437
Sales	(2,900)
Ending balance, June 30, 2014	$1,732

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$11,598	$11,592
Work in process	29,210	30,109
Raw materials	1,243	1,500
Total inventories	$42,051	$43,201
6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Machinery and equipment	$184,155	$180,851
Land	8,101	8,101
Buildings and improvements	54,313	53,915
Computer equipment and software	11,953	11,742
Office furniture and fixtures	1,986	1,928
	260,508	256,537
Accumulated depreciation	(204,254)	(198,758)
Total property, plant and equipment, net	$56,254	$57,779
Depreciation expense for the three and six months ended June 30, 2014 was $2.8 million and $5.5 million, respectively. Depreciation expense for the three and six months ended June 30, 2013 was $2.6 million and $5.7 million, respectively.

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

The Company's business acquisitions have included the purchase of in-process research and development assets that are not amortizable until the underlying project is complete. The Company assesses that its in-process research and development project is complete when all material research and development costs have been incurred and no significant risks remain. The Company reviews the carrying value of indefinite-lived intangible assets for impairment at least annually during the last quarter of its fiscal year, or more frequently if it believes indicators of impairment exist.

The following table sets forth the components of intangible assets as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$7,443	$(1,399)	$6,044	$7,783	$(986)	$6,797
Customer relationships	3,800	(897)	2,903	3,800	(552)	3,248
Trademarks	610	(331)	279	610	(284)	326
Non-competition agreements	40	(33)	7	450	(372)	78
In-process research and development	1,300	—	1,300	1,300	—	1,300
	$13,193	$(2,660)	$10,533	$13,943	$(2,194)	$11,749

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The above intangible assets acquired in connection with the Discera acquisition in 2013 of $2.8 million, PhaseLink acquisition in 2012 of $8.3 million, and other acquired intangible assets of $2.1 million are amortized over their estimated useful lives ranging from one to ten years using the straight-line method. Total intangible amortization expense for the three and six months ended June 30, 2014 was $0.4 million and $0.9 million, respectively. Total intangible amortization expense for the three and six months ended June 30, 2013 was $0.3 million and $0.6 million, respectively. The Company expects the completion of development projects for Phaselink and Discera in 2015 and expects to begin amortizing the related in-process research and development in 2015.

The estimated future amortization expense of intangible assets as of June 30, 2014 was as follows (in thousands):

Year Ending December 31,
2014 (remaining six months)	$758
2015	1,599
2016	1,510
2017	1,281
2018	1,223
Thereafter	4,162
$10,533

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation	$5,989	$5,767
Accrued commissions	1,641	1,666
Accrued restructuring	211	902
Other accrued liabilities	4,115	4,539
Total accrued liabilities	$11,956	$12,874

9. BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West that expires on April 30, 2015, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. Interest rates under the facility are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. The credit agreement includes certain restrictive covenants and, as of June 30, 2014, the Company was in compliance with such covenants. As of June 30, 2014, the Company had no borrowings under the line of credit facility.

The Company's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The letters of credit are issued to guarantee payments for the Company's workers compensation program. As of June 30, 2014, there was $0.3 million in letters of credit outstanding.

10. MAJOR CUSTOMERS

During the three and six months ended June 30, 2014, distributors A and B accounted for 25% and 19% of total net revenues, respectively.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three months ended June 30, 2013, distributors A and B accounted for 35% and 23% of total net revenues, respectively. During the six months ended June 30, 2013, distributors A and B accounted for 33% and 22% of total net revenues, respectively. These distributors sell Micrel's products to many customers across various end markets.

At June 30, 2014, distributors A, B, and C accounted for 30%, 18%, and 12% respectively, of total accounts receivable. At December 31, 2013, distributors A and B accounted for 36% and 11%, respectively, of total accounts receivable.

11. SEGMENT REPORTING

The Company currently operates in one segment: the design, manufacturing, marketing and sale of semiconductor products. The chief operating decision maker, the President and CEO, evaluates the financial performance of the Company and allocates resources on a company-wide basis.

The Company generates revenue from four product groups:  Linear and Power; Timing and Communications; LAN; and Foundry.  The following table sets forth the net revenues attributable to our four product groups as a percentage of total net revenues:

	Three Months Ended		Six Months Ended
Net Revenues by Product Group	June 30,		June 30,
	2014	2013	2014	2013
Net Revenues:
Linear and Power	53%	59%	54%	58%
Timing and Communications	24	20	23	20
LAN	20	19	20	20
Foundry	3	2	3	2
Total net revenues	100%	100%	100%	100%

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

The following table sets forth the net revenues by geographic region as a percentage of total net revenues, for the periods presented:

	Three Months Ended		Six Months Ended
Net Revenues by Geographic Region	June 30,		June 30,
	2014	2013	2014	2013
Net Revenues:
North America	20%	29%	23%	30%
Asia	66	59	62	57
Europe	14	12	15	13
Total net revenues	100%	100%	100%	100%

12. COMMITMENTS AND CONTINGENCIES

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of June 30, 2014, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the belief that liabilities are not probable. Further, ranges of possible losses in these matters cannot be reasonably estimated at this time.

13. SHARE REPURCHASE PROGRAM

On October 24, 2013, the Company announced that its Board of Directors authorized the repurchase of $30.0 million of the Company’s common stock, which increased the total approval for repurchase since February 2010 to $120.0 million. Under our stock repurchase program, as of June 30, 2014, we have remaining authorization to repurchase $19.9 million of our common stock.

Shares of common stock purchased pursuant to the repurchase program are canceled from outstanding shares upon repurchase. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock incentive plans and ESPP. During the six months ended June 30, 2014, the Company repurchased 0.6 million shares of its common stock for an aggregate price of $5.9 million, which included $0.1 million of share repurchases pending cash settlement as of June 30, 2014.

14. INCOME TAXES

The income tax provision for the three and six months ended June 30, 2014, as a percentage of income before taxes was 35.4% and 33.9%, respectively.

The income tax provision for the three months and six months ended June 30, 2013, as a percentage of income before taxes, was 19.1% and 12.2%, respectively. The income tax provision for the three months ended June 30, 2013 included income tax benefits totaling $0.4 million pertaining to 2012 from the filing of 2012 foreign tax returns during the period. For the six months ended June 30, 2013, the income tax provision also included a $1.4 million benefit for 2012 research tax credits as a tax law was enacted on January 2, 2013 to retroactively reinstate the federal research and development tax credit to January 1, 2012.

As of June 30, 2014, the amount of unrecognized tax benefits for uncertain tax positions was $13.6 million and the net amount, reduced for the federal effects of potential state tax exposures, was $9.8 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, a net $3.9 million would favorably affect the Company’s tax provision in such future periods. The remaining $5.9 million would increase deferred tax assets on which a valuation allowance is placed and would be expected to also increase by a corresponding amount. The $3.9 million liability is comprised of $3.8 million included in long-term taxes payable and $0.1 million included in income taxes payable. The Company does not anticipate a significant change to unrecognized tax benefits for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to income tax matters as part of the income tax provision. As of June 30, 2014 and December 31, 2013, the Company had $0.4 million and $0.4 million, respectively, accrued for interest and none accrued for penalties in both periods. These accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2010 and forward. Significant state tax jurisdictions include California, Massachusetts and Texas, and generally, the Company is subject to routine examination for years 2006 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2005 and forward in various foreign tax jurisdictions in which it operates.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $24.1 million and net long-term deferred tax assets of $1.5 million as of June 30, 2014. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets. Therefore, the Company has not established a valuation allowance except for a valuation allowance of $9.7 million and $9.0 million that was established against state deferred tax assets as of June 30, 2014 and December 31, 2013, respectively, due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. Should the Company determine that future realization of these tax benefits is not more likely than not, additional valuation allowances would be established which would increase the Company's tax provision in the period of such determination.

Included in net deferred tax assets are credit carryforwards. The Company has available state research and development credit carryforwards of approximately $23.5 million, of which approximately $2.3 million represents pre-ownership change carryforwards subject to Section 382 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

15. DIVIDENDS

On April 24, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock. The aggregate payment of $2.8 million was made on May 22, 2014 to shareholders of record as of May 8, 2014.

16. RESTRUCTURING CHARGES

In the fourth quarter of 2013, the Company recorded restructuring charges of $1.4 million related to workforce reductions. The Company paid $0.1 million and $0.7 million related to severance cost for the three and six months ended June 30, 2014, respectively. The following table summarizes the activity related to the accrual for restructuring charges for the six months ended June 30, 2014 (in thousands):

Amount
Balance at December 31, 2013	$902
Payments	(691)
Balance at June 30, 2014	$211

17. SUBSEQUENT EVENTS

On July 22, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on August 28, 2014 to shareholders of record at the close of business on August 14, 2014. This dividend will be recorded in the third quarter of 2014 and is expected to be approximately $2.8 million.

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

Our family of local area network (“LAN”) solutions products targets the digital home, unified communications, industrial and automotive markets. This product portfolio consists of physical layer transceivers (“PHY”), Media Access Controllers (“MAC”), switches and high value Application Specific Standard Products (“ASSP”) comprising analog, mixed signal and digital functions supporting transmission speeds from 10 Megabits per second to one Gigabit per second. In order to increase value to our customers, we have continued to transition our LAN solutions portfolio to higher function switch and ASSP products including VoIP. This transition is intended to better align our products with the emergence of cloud based services and the Internet of Things (“IoT”).

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

We generate revenue from four product groups:  Linear and Power, Timing and Communications, LAN, and Foundry.  The following table sets forth the net revenues attributable to our four product groups as a percentage of total net revenues, for the periods presented.

Net Revenues by Product Group	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Revenues:
Linear and Power	53%	59%	54%	58%
Timing and Communications	24	20	23	20
LAN	20	19	20	20
Foundry	3	2	3	2
Total net revenues	100%	100%	100%	100%

Our products address a wide range of end markets. The following table presents our revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
As a Percentage of Total Net Revenues:
Industrial	51%	54%	51%	54%
Communications	18	17	18	16
Wireless handsets	9	11	9	12
Computing	17	14	17	14
Military and other	5	4	5	4
Total net revenues	100%	100%	100%	100%

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates for the three months and six months ended June 30, 2014, compared with our critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.4	47.5	47.6	47.7
Gross profit	52.6	52.5	52.4	52.3
Operating expenses:
Research and development	24.8	22.8	25.3	22.9
Selling, general and administrative	19.2	19.3	20.0	19.6
Total operating expenses	44.0	42.1	45.3	42.5
Income from operations	8.6	10.4	7.1	9.8
Interest and other income (expense):
Interest income	0.1	0.2	0.2	0.2
Other expense, net	—	(0.1)	(0.1)	(0.1)
Total interest and other income (expense), net	0.1	0.1	0.1	0.1
Income before income taxes	8.7	10.5	7.2	9.9
Provision for income taxes	3.0	2.0	2.4	1.2
Net income	5.7%	8.5%	4.8%	8.7%

Net Revenues. For the three months ended June 30, 2014, net revenues increased 5.4% to $62.3 million from $59.2 million for the same period in the prior year. For the six months ended June 30, 2014, net revenues increased 2.8% to $122.2 million from $118.9 million for the same period in the prior year. These increases primarily resulted from increased demand of our products serving the communications and computing end markets, which was partially offset by decreased demand for our products serving the wireless handsets and industrial end markets.

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

International sales represented 79% and 76% of net revenues for the three and six months ended June 30, 2014, respectively, compared to 71% and 70% of net revenues for the three and six months ended June 30, 2013. Sales to customers in Asia represented 64% and 61% of net revenues for the three and six months ended June 30, 2014, compared to 59% and 57% of net revenues for the three and six months ended June 30, 2013. The trend for our customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for us and other semiconductor manufacturers. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for our products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, inventory write-downs and recoveries, product yields and average selling prices. Our gross profit margin increased to 52.6% and 52.4% for the three and six months ended June 30, 2014 from 52.5% and 52.3% for the three and six months ended June 30, 2013. These increases were primarily due to a shift in product mix to higher gross margin communications and computing products.

Research and Development Expenses. Research and development ("R&D") expenses as a percentage of net revenues represented 24.8% for the three months ended June 30, 2014, compared to 22.8% for the three months ended June 30, 2013. On a dollar basis, R&D expenses increased $1.9 million, or 14.3%, to $15.4 million for the three months ended June 30, 2014 from $13.5 million for the three months ended June 30, 2013. This increase was primarily due to increased spending on outside services of $0.4 million, higher share-based compensation expense of $0.2 million and increased expenses related to the acquisition of Discera completed in the third quarter of 2013.

For the six months ended June 30, 2014 and 2013, R&D expenses as a percentage of net revenues represented 25.3% and 22.9%, respectively. On a dollar basis, R&D expenses increased $3.6 million, or 13.4%, to $30.9 million for the six months ended June 30, 2014 from $27.3 million for the six months ended June 30, 2013. The increase was primarily due to increased spending on outside services of $0.5 million, higher share-based compensation expense of $0.2 million and increased expenses related to the acquisition of Discera completed in the third quarter of 2013.

We believe that the development and introduction of new products is critical to our future success and expect to continue our investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative ("SG&A") expenses represented 19.2% for the three months ended June 30, 2014, compared to 19.3% for the three months ended June 30, 2013. On a dollar basis, SG&A expenses increased $0.6 million, or 4.7%, to $12.0 million for the three months ended June 30, 2014 from $11.4 million for the three months ended June 30, 2013. This increase was primarily due to increased spending on outside services of $0.1 million, higher share-based compensation expense of $0.1 million and increased expenses related to the acquisition of Discera completed in the third quarter of 2013.

For the six months ended June 30, 2014 and 2013, SG&A expenses as a percentage of net revenues represented 20.0% and 19.6%, respectively. On a dollar basis, SG&A expenses increased $1.1 million, or 4.8%, to $24.4 million for the six months ended June 30, 2014 from $23.3 million for the six months ended June 30, 2013. The increase was primarily due to increased spending on outside services of $0.2 million, higher share-based compensation expense of $0.2 million and increased expenses related to the acquisition of Discera completed in the third quarter of 2013.

Share-Based Compensation. Our results of operations for the three months ended June 30, 2014 and 2013 included $1.9 million and $1.7 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the six months ended June 30, 2014 and 2013, our results of operations included $3.7 million and $3.3 million, respectively, of share-based compensation expense. Share-based compensation expense is included in the statements of income in cost of revenues, R&D expenses and SG&A expenses (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Interest and Other Income (Expense), net. Interest and other income (expense), net was $0.1 million for each of the three months ended June 30, 2014 and 2013 and six months ended June 30, 2014 and 2013. Interest income reflects income from short-term and long-term investments and money market funds.

Provision for Income Taxes. For the three months ended June 30, 2014, the provision for income taxes was $1.9 million, or 35.4% of income before taxes, compared to $1.2 million, or 19.1% of income before taxes for the three months ended June 30, 2013. For the six months ended June 30, 2014, the provision for income taxes was $3.0 million, or 33.9% of income before taxes, compared to $1.4 million, or 12.2% of income before taxes for the six months ended June 30, 2013. The increase in the provision for income taxes for both the three months and six months ended June 30, 2014, compared to the three months and six months ended June 30, 2013 was primarily due to the expiration of the federal R&D credit as of December 31, 2013 and additional research and development credits for various periods recorded as a discrete benefit for the three months ended March 31, 2013.

The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, federal and state research and development credits and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, our principal sources of funding have been our cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at June 30, 2014 consisted of cash, cash equivalents and short-term investments of $100.4 million and a $5.0 million unsecured credit facility from a commercial bank.

We generated $19.6 million in cash from operating activities during the six months ended June 30, 2014. Significant cash flows included cash provided by net income of $5.8 million plus additions for non-cash activities of $7.1 million (consisting primarily of $6.9 million in depreciation and amortization and $3.7 million in share-based compensation expense, partially offset by a $3.5 million increase in deferred income taxes), combined with a $6.0 million increase in deferred income on shipments to distributors, $2.5 million decrease in prepaid taxes, $2.1 million increase in accounts payable, $1.6 million increase in income taxes payable and a $1.2 million decrease in inventories which were offset in part by a $5.3 million increase in accounts receivable and $0.9 million decrease in accrued liabilities and other long-term liabilities.

We generated $9.8 million in cash from operating activities during the six months ended June 30, 2013. Significant cash flows included cash provided by net income of $10.3 million plus additions for non-cash activities of $6.9 million (consisting primarily of $6.6 million in depreciation and amortization, $3.3 million in share-based compensation expense, partially offset by a $3.0 million increase in deferred income taxes) combined with a $6.2 million increase in deferred income on shipments to distributors, a $1.7 million decrease in prepaid taxes and a $1.0 million increase in accrued liabilities and other long-term liabilities which were offset in part by a $7.5 million decrease in accounts payable and a $7.9 million increase in accounts receivable.

We used $2.1 million of cash for investing activities during the six months ended June 30, 2014, primarily comprised of 29.6 million in purchases of investments and $3.9 million of purchases of property, plant and equipment, partially offset by $31.4 million in proceeds from the sales and maturities of investments.

We received $8.0 million of cash in investing activities during the six months ended June 30, 2013, primarily comprised of $47.5 million in proceeds from the sales and maturities of investments, which was partially offset by $35.8 million in purchases of investments and $3.9 million of purchases of property, plant and equipment.
We used $6.9 million of cash in financing activities during the six months ended June 30, 2014 primarily for the repurchases of $5.8 million of our common stock and $5.6 million for the payment of cash dividends, which were partially offset by $4.6 million in proceeds from employee stock transactions.

We used $5.0 million of cash in financing activities during the six months ended June 30, 2013 primarily for the repurchases of $4.7 million of the Company's common stock and $2.5 million for the payment of cash dividends, which were partially offset by $2.4 million in proceeds from employee stock transactions.

We currently intend to spend approximately $4.0 million to $8.0 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On July, 22, 2014, our Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on August 28, 2014 to shareholders of record at the close of business on August 14, 2014. This dividend will be recorded in the third quarter of 2014 and is expected to be approximately $2.8 million.

On October 24, 2013, we announced that our Board of Directors authorized the repurchase of $30.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $120.0 million. Under our stock repurchase program, as of June 30, 2014, we have remaining authorization to repurchase $19.9 million of our common stock. During the three and six months ended June 30, 2014, we repurchased 0.3 million and 0.6 million shares, respectively, of our common stock for an aggregate price of $2.9 million and $5.9 million, respectively.

We believe that our cash from operations, existing cash balances, short-term investments and our credit facility will be sufficient to meet our cash requirements for at least the next twelve months. In the longer term, we believe future cash requirements will continue to be met by our cash from operations, credit arrangements and future debt or equity financings as required.

In the second quarter of 2014, we sold $2.9 million of auction-rate notes at par value. At June 30, 2014, we held remaining $1.8 million in principal of senior auction-rate notes secured by student loans. Auctions for these remaining auction-rate notes have failed as of June 30, 2014. The fair value of these notes, $1.7 million, has been classified as long-term investments as of June 30, 2014. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding our investments, see Note 4 of Notes to the Condensed Consolidated Financial Statements.

At June 30, 2014, we had cash, cash equivalents and short-term investments of $100.4 million, of which $12.2 million was held by our foreign subsidiaries. Some of these available cash, cash equivalents and short-term investments are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. To date, we have not experienced loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of June 30, 2014, we had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,516	$1,230	$1,006	$280	$—
Open purchase orders	26,272	26,272	—	—	—
Software licenses purchase obligations	1,820	788	722	310	—
Total	$30,608	$28,290	$1,728	$590	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5.0 million unsecured credit facility for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. As of June 30, 2014, we had no borrowings under the credit facility. Our borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on our behalf, which are issued to guarantee payments for our workers compensation program. As of June 30, 2014, there was $0.3 million in letters of credit outstanding.

As of June 30, 2014, we had $9.8 million of net unrecognized tax benefits consisting of $3.8 million included in long-term income taxes payable, $0.1 million recorded in income tax payable and $5.9 million recorded as a reduction to deferred tax assets. We do not anticipate a significant change to the $5.9 million long-term uncertain income tax positions within the next twelve months. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the second quarter of 2014, we sold $2.9 million of auction-rate notes at par value. At June 30, 2014, we held remaining $1.8 million in principal of senior auction-rate notes secured by student loans. Auctions for these remaining auction-rate notes have failed as of June 30, 2014. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have contractual maturities ranging from 31 to 33 years. As a result, we may have limited or no ability to liquidate our investment and fully recover the carrying value of our investment in the near term. As of June 30, 2014, we have recorded less than $0.1 million net of tax ($0.1 million pre-tax) temporary impairment of these securities to accumulated other comprehensive loss, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would record a loss, which could be material, in our statements of income in the period such other-than-temporary decline in fair value is determined. We currently have the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.

At June 30, 2014, we had no fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

As previously reported in our Annual Report on Form 10-K, as of December 31, 2013, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, because of the material weakness described in our Annual Report on Form 10-K, specifically our internal control to ensure accuracy of inventory information reported by distributors used in recording deferred income on shipments to distributors was designed to be performed on aggregated data reported by multiple distributors, rather than on disaggregated data. A control performed on disaggregated data could result in increased precision. As a result of this internal control design deficiency, we did not detect a misstatement in inventory information reported by a distributor as of December 31, 2013.  Although there was a reasonable possibility that a material misstatement to deferred income on shipments to distributors could occur and not be detected in the annual or interim financial statements, the deficiency did not result in a misstatement as the aforementioned account balance was corrected prior to the issuance of the annual financial statements. Effective during the three months ended March 31, 2014, we re-designed and performed the control to ensure the accuracy of inventory information reported by distributors used in recording deferred income on shipments to distributors was on a disaggregated level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information included in Note 12 of Notes to Condensed Consolidated Financial Statements under the caption “Commitments and Contingencies” in Item 1 of Part I is incorporated herein by reference.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q should be read in conjunction with the descriptions of risks associated with our business, financial condition and results of our operations as set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 24, 2013, we announced that our Board of Directors authorized the repurchase of another $30.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $120.0 million. After taking into account repurchases already completed, the total available for repurchase, as of June 30, 2014, was $19.9 million.

The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by our management, based on our evaluation of market conditions, cash on hand and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of our common stock during the second quarter of 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
April 2014	—	$—	—	$22,807
May 2014	153,998	10.39	153,998	21,207
June 2014	119,900	11.13	119,900	19,872
Total Second Quarter 2014	273,898	10.71	273,898

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

MICREL, INCORPORATED
(Registrant)

Date:	July 28, 2014	By	/s/ Robert E. DeBarr
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