Form 10-Q/A
period 2014-06-30
MICREL INC
filed 2014-08-14
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This Amendment No.1 to Form 10-Q (this “Amendment Filing”) amends the Quarterly Report on Form 10-Q of Micrel, Incorporated (“Micrel”) for the fiscal quarter ended June 30, 2014, which was originally filed on July 28, 2014 (the “Original Filing”). Micrel is filing this Amendment Filing solely for the purpose of filing as an Exhibit the Micrel, Incorporated 2012 Equity Incentive Award Plan Non-Employee Director Equity Compensation Policy that was adopted on May 22, 2014.

This Amendment Filing does not reflect events that may have occurred subsequent to the date of the Original Filing and does not modify or update any part of or information set forth in the Original Filing other than the addition of Exhibit 10.1.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Micrel, Incorporated 2012 Equity Incentive Award Plan Non-Employee Director Equity Compensation Policy adopted May 22, 2014
31**	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.1	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32* **	Certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.
**	Previously filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICREL, INCORPORATED
(Registrant)

Date:	August 14, 2014	By	/s/ Robert E. DeBarr
Robert E. DeBarr
Chief Financial Officer and Vice President of Finance and Human Resources
(Authorized Officer and Principal Financial Officer)