Form 10-Q
period 2014-09-30
MICREL INC
filed 2014-10-24
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of September 30, 2014 there were 56,656,875 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICREL, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,934	$23,787
Restricted cash	133	1,116
Short-term investments	65,786	64,806
Accounts receivable, less allowances: 2014, $1,224; 2013, $760	29,058	29,437
Inventories	41,967	43,201
Prepaid taxes	4,018	4,513
Prepaid expenses and other	1,580	2,698
Deferred income taxes	22,794	21,662
Total current assets	200,270	191,220
LONG-TERM INVESTMENTS	1,683	4,195
PROPERTY, PLANT AND EQUIPMENT, NET	58,225	57,779
LONG-TERM PREPAID TAXES	1,711	—
GOODWILL	8,655	8,554
INTANGIBLE ASSETS, NET	10,159	11,749
DEFERRED INCOME TAXES	2,322	1,581
OTHER ASSETS	1,628	1,046
TOTAL ASSETS	$284,653	$276,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,774	$13,502
Accrued liabilities	15,020	12,874
Deferred income on shipments to distributors	26,365	27,026
Total current liabilities	59,159	53,402
LONG-TERM INCOME TAXES PAYABLE	2,982	3,575
LONG-TERM DEFERRED INCOME TAXES	745	973
OTHER LONG-TERM LIABILITIES	168	201
Total liabilities	63,054	58,151
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2014 - 56,656,875 shares; 2013 - 56,441,346 shares	1,326	—
Accumulated other comprehensive loss	(38)	(320)
Retained earnings	220,311	218,293
Total shareholders’ equity	221,599	217,973
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$284,653	$276,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET REVENUES	$67,480	$58,169	$189,676	$177,073
COST OF REVENUES (1)	33,072	28,698	91,258	85,440
GROSS PROFIT	34,408	29,471	98,418	91,633
OPERATING EXPENSES:
Research and development (1)	16,013	14,055	46,930	41,327
Selling, general and administrative (1)	12,218	11,184	36,630	34,478
Restructuring charges	484	—	484	—
Total operating expenses	28,715	25,239	84,044	75,805
INCOME FROM OPERATIONS	5,693	4,232	14,374	15,828
INTEREST AND OTHER (EXPENSE) INCOME:
Interest income	80	121	275	373
Other expense, net	(120)	(87)	(200)	(230)
Total interest and other (expense) income, net	(40)	34	75	143
INCOME BEFORE PROVISION FOR INCOME TAXES	5,653	4,266	14,449	15,971
PROVISION FOR INCOME TAXES	978	262	3,956	1,687
NET INCOME	$4,675	$4,004	$10,493	$14,284

NET INCOME PER SHARE:
Basic	$0.08	$0.07	$0.19	$0.25
Diluted	$0.08	$0.07	$0.18	$0.24

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05	$0.15	$0.0925
WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	56,642	57,752	56,514	58,107
Diluted	57,708	58,440	57,463	58,826
(1) Share-based compensation expense included in:

Cost of revenues	$271	$270	$748	$784
Research and development	874	704	2,397	2,008
Selling, general and administrative	864	789	2,535	2,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$4,675	$4,004	$10,493	$14,284
Other comprehensive income:
Unrealized (losses) gains on investments	(12)	39	437	315
Reclassification adjustment for a realized loss on investment included in other expense	—	—	—	26
Income tax benefits (provision)	4	(14)	(155)	(121)
Other comprehensive (loss) income, net of taxes	(8)	25	282	220
COMPREHENSIVE INCOME	$4,667	$4,029	$10,775	$14,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,493	$14,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,264	9,788
Share-based compensation expense	5,680	5,076
Excess tax benefits from share-based awards	(1,611)	(418)
Loss (gain) on disposal of assets	13	(33)
Deferred income tax provision	(2,256)	(3,133)
Changes in operating assets and liabilities:
Accounts receivable	379	(3,534)
Inventories	1,252	(1,691)
Prepaid taxes	(1,318)	(351)
Prepaid expenses and other assets	408	(434)
Accounts payable	835	(6,368)
Income taxes payable	(593)	172
Accrued liabilities and other long-term liabilities	1,610	2,089
Deferred income on shipments to distributors	(661)	6,725
Net cash provided by operating activities	24,495	22,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Discera's net assets	—	(6,110)
Purchases of property, plant and equipment	(5,607)	(5,797)
Purchases of intangible assets	—	(57)
Purchases of investments	(36,450)	(50,079)
Proceeds from sales and maturities of investments	38,369	57,010
Change in restricted cash	983	(808)
Net cash used in investing activities	(2,705)	(5,841)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	10,378	3,743
Repurchases of common stock	(12,950)	(13,177)
Payment of cash dividends	(8,475)	(5,371)
Purchase of stock for withholding taxes on vested restricted stock	(1,207)	(701)
Excess tax benefits from share-based awards	1,611	418
Net cash used in financing activities	(10,643)	(15,088)
NET INCREASE IN CASH AND CASH EQUIVALENTS	11,147	1,243
CASH AND CASH EQUIVALENTS - Beginning of period	23,787	27,281
CASH AND CASH EQUIVALENTS - End of period	$34,934	$28,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2013, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and those included in this Form 10-Q below.

Revenue Recognition - The Company generates revenue by selling products to original equipment manufacturers (“OEM”), sell-through distributors and sell-in distributors. The Company's policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

The Company allows certain sell-through distributors to have price protection and pricing adjustments subsequent to the initial product shipment. As these price concessions have historically been significant, and price concessions are difficult to reliably estimate, the Company defers recognition of revenue and related cost of sales (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these sell-through distributors until they have resold the Company's products to their customers. Although revenue and related cost of sales are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment. As standard terms are EXW or FCA shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the sell-through distributor upon shipment.

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

During the third quarter of 2014, the Company amended the terms of its agreements with certain sell-through distributors. These amendments included the removal of significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. Therefore, upon amendment of the agreements, these distributors were changed from sell-through distributors to sell-in distributors and the Company recognized the revenue for sales to these distributors upon the initial product shipments to these distributors, net of estimated allowance for returns established based upon historical return rates. In addition, revenue was recognized for unsold inventory held by these distributors on the date of change. The effect of changing these sell-through distributors to sell-in distributors resulted in a one-time increase in revenue of approximately $5.1 million and related cost of goods sold of $1.6 million related to unsold inventory held by these distributors at June 30, 2014.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Shares used in computing basic net income per share	56,642	57,752	56,514	58,107
Dilutive effect of stock options and restricted stock units	1,066	688	949	719
Shares used in computing diluted net income per share	57,708	58,440	57,463	58,826

For the three and nine months ended September 30, 2014, 2.5 million and 3.6 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive. For the three and nine months ended September 30, 2013, 5.4 million and 5.3 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

Goodwill - Goodwill represents the excess of the purchase price over the fair value of both net tangible and identifiable intangible assets acquired. Goodwill is measured and tested for impairment annually at the reporting unit level during the last quarter of the Company’s fiscal year, or more frequently if the Company believes indicators of impairment exist. Events that could trigger a more frequent impairment review may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization.

On April 2, 2012, the Company acquired PhaseLink™ Company Limited (“Phaselink”) and recorded $6.1 million of goodwill as the purchase price exceeded the fair value allocated to both net tangible assets and identifiable intangible assets. On September 9, 2013, the Company acquired specific net assets of Discera Inc. (“Discera”) and recorded $2.5 million of goodwill as the purchase price exceeded the fair value allocated to net tangible assets and identifiable intangible assets. During the first quarter of 2014, goodwill recorded from the Discera transaction was increased by approximately $0.1 million to $2.6 million. The goodwill for each acquisition was allocated to the timing and communications reporting unit and is reviewed annually in October or whenever events or circumstances occur which indicate that goodwill might be impaired.

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
In May 2014, the FASB issued an accounting standards update on the recognition of revenue from contracts with customers. The guidance modifies the financial reporting of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is recognized. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In June 2014, the FASB issued an accounting standards update on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The guidance may be applied on a prospective or retrospective basis. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
3. SHARE-BASED COMPENSATION

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the employee’s requisite service period. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenues	$271	$270	$748	$784
Research and development	874	704	2,397	2,008
Selling, general and administrative	864	789	2,535	2,284
Pre-tax share-based compensation expense	2,009	1,763	5,680	5,076
Less income tax effect	(707)	(565)	(1,938)	(1,667)
Net share-based compensation expense	$1,302	$1,198	$3,742	$3,409
During the three months ended September 30, 2014 and 2013, the Company granted 0.1 million and 0.2 million stock options, respectively, at weighted average fair values of $3.11 and $2.79 per share, respectively. During the nine months ended September 30, 2014 and 2013, the Company granted 0.4 million and 0.5 million stock options at weighted average fair values of $2.86 and $2.91 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected term (years)	5.9	5.8	6.0	5.9
Stock volatility	30.6%	35.0%	30.7%	34.8%
Risk free interest rates	2.0%	1.7%	2.0%	1.4%
Dividends during expected terms	1.6%	2.2%	1.7%	1.8%

The Company also grants RSUs to its employees. In the three months ended September 30, 2014 and 2013, the Company granted 0.2 million and 0.2 million RSUs, respectively, at weighted average fair values of $11.59 and $9.14 per share, respectively. In the nine months ended September 30, 2014 and 2013, the Company granted 0.7 million and 0.4 million RSUs, respectively, at weighted average fair values of $10.62 and $9.49 per share, respectively.

As of September 30, 2014, there was $5.4 million of total unrecognized share-based compensation expense related to non-vested stock option awards and $11.3 million related to non-vested RSUs, which are expected to be recognized over a weighted-average period of 2.5 and 3.0 years, respectively. Total share-based compensation expense capitalized as part of inventory as of both September 30, 2014 and December 31, 2013 was $0.2 million.

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. INVESTMENTS

Investments purchased with remaining maturity of less than three months are classified as cash equivalents. Investments are classified either as short-term or as long-term based on maturities and the Company’s intent with regard to those securities (expectations of sales and redemptions). Short-term investments as of September 30, 2014 consisted primarily of liquid municipal and corporate debt instruments with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. Long-term investments as of September 30, 2014 consisted of auction-rate notes secured by student loans and were classified as available-for-sale securities. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive loss, a component of shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

A summary of the Company’s short-term investments at September 30, 2014 and December 31, 2013 was as follows (in thousands):

	As of September 30, 2014				As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Debt Securities	$40,041	$—	$—	$40,041	$36,947	$10	$—	$36,957
Commercial Paper	12,985	3	—	12,988	13,991	2	—	13,993
Municipal Securities	12,751	6	—	12,757	13,858	—	(2)	13,856
Total	$65,777	$9	$—	$65,786	$64,796	$12	$(2)	$64,806
As of September 30, 2014, the Company had no short-term investments that have been in a significant continuous unrealized loss position for more than twelve months.

A summary of the Company’s long-term investments at September 30, 2014 and December 31, 2013 was as follows (in thousands):

	As of September 30, 2014				As of December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Notes	$1,750	$—	$(67)	$1,683	$4,700	$—	$(505)	$4,195
In the three and nine months ended September 30, 2014, the Company sold $0.1 million and $3.0 million of auction-rate notes at par value, respectively. As of September 30, 2014, the Company had remaining $1.8 million of auction-rate notes. Auction-rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty-eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the remaining student loan-backed notes held by the Company have failed as of September 30, 2014. To date the Company has collected all interest receivable on all of its auction-rate notes when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to contractual maturities ranging from 31 to 33 years. The Company has classified all auction-rate notes as long-term investments as of September 30, 2014 and December 31, 2013. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction-rate notes held by the Company as of September 30, 2014, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes' rating as of that date.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s short-term investments are classified within Level 2 of the fair value hierarchy because they are valued using quoted market prices for similar securities, broker or dealer quotations, or other observable inputs.

The types of instruments valued based on unobservable inputs consist of the auction-rate notes held by the Company. Such instruments are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction-rate notes using a combination of observable transactions for similar securities and a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction-rate notes. Based on this assessment of fair value, as of September 30, 2014, the Company determined there was a cumulative decline in the fair value of its auction-rate notes and recorded less than $0.1 million net of tax ($0.1 million pre-tax) temporary impairment of these notes to accumulated other comprehensive income, a component of shareholders’ equity.
Financial assets measured at fair value on a recurring basis as of September 30, 2014 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$9,736	$—	$—	$9,736
Corporate Debt Securities (2)	—	40,041	—	40,041
Commercial Paper (2)	—	12,988	—	12,988
Municipal Securities (2)	—	12,757	—	12,757
Auction-rate notes (3)	—	—	1,683	1,683
Total	$9,736	$65,786	$1,683	$77,205

Financial assets measured at fair value on a recurring basis as of December 31, 2013 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$16,945	$—	$—	$16,945
Corporate Debt Securities (2)	—	36,957	—	36,957
Commercial Paper (2)	—	13,993	—	13,993
Municipal Securities (2)	—	13,856	—	13,856
Auction-rate notes (3)	—	—	4,195	4,195
Total	$16,945	$64,806	$4,195	$85,946
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in long-term investments

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy.

For the nine months ended September 30, 2014, the changes in the Company’s Level 3 securities (consisting of auction-rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2013	$4,195
Transfers in and/or out of Level 3	—
Total unrealized gains, before tax, included in other comprehensive income	438
Sales	(2,950)
Ending balance, September 30, 2014	$1,683

5. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$12,358	$11,592
Work in process	28,382	30,109
Raw materials	1,227	1,500
Total inventories	$41,967	$43,201
6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Machinery and equipment	$188,357	$180,851
Land	8,101	8,101
Buildings and improvements	54,558	53,915
Computer equipment and software	12,022	11,742
Office furniture and fixtures	1,779	1,928
	264,817	256,537
Accumulated depreciation	(206,592)	(198,758)
Total property, plant and equipment, net	$58,225	$57,779
Depreciation expense for the three and nine months ended September 30, 2014 was $2.8 million and $8.3 million, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $2.7 million and $8.3 million, respectively.

7. INTANGIBLE ASSETS

The Company reviews its purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying amount, the purchased intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and their fair value.

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

The following table sets forth the components of intangible assets as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$7,443	$(1,604)	$5,839	$7,783	$(986)	$6,797
Customer relationships	3,800	(1,039)	2,761	3,800	(552)	3,248
Trademarks	610	(351)	259	610	(284)	326
Non-competition agreements	—	—	—	450	(372)	78
In-process research and development	1,300	—	1,300	1,300	—	1,300
	$13,153	$(2,994)	$10,159	$13,943	$(2,194)	$11,749
The above intangible assets acquired in connection with the Discera acquisition in 2013 of $2.8 million, PhaseLink acquisition in 2012 of $8.3 million, and other acquired intangible assets of $2.1 million are amortized over their estimated useful lives ranging from one to ten years using the straight-line method. Total intangible amortization expense for the three and nine months ended September 30, 2014 was $0.4 million and $1.3 million, respectively. Total intangible amortization expense for the three and nine months ended September 30, 2013 was $0.4 million and $1.0 million, respectively. The Company expects the completion of acquired in-process development projects for Phaselink and Discera in early 2015 and expects to begin amortizing the related in-process research and development intangible assets in 2015.

The estimated future amortization expense of intangible assets as of September 30, 2014 was as follows (in thousands):

Year Ending December 31,
2014 (remaining three months)	$384
2015	1,599
2016	1,510
2017	1,281
2018	1,223
Thereafter	4,162
$10,159

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued compensation	$8,431	$5,767
Accrued commissions	1,775	1,666
Accrued restructuring	602	902
Other accrued liabilities	4,212	4,539
Total accrued liabilities	$15,020	$12,874

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9. BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West that expires on April 30, 2015, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. Interest rates under the facility are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. The credit agreement includes certain restrictive covenants and, as of September 30, 2014, the Company was in compliance with such covenants. As of September 30, 2014, the Company had no borrowings under the line of credit facility.

The Company's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The letters of credit are issued to guarantee payments for the Company's workers compensation program. As of September 30, 2014, there was $0.3 million in letters of credit outstanding.

10. MAJOR CUSTOMERS

During the three months ended September 30, 2014, distributors A and B accounted for 24% and 17% of total net revenues, respectively. During the nine months ended September 30, 2014, distributors A and B accounted for 25% and 18% of total net revenues, respectively.

During the three months ended September 30, 2013, distributors A, B, and C accounted for 26%, 16%, and 10% of total net revenues, respectively. During the nine months ended September 30, 2013, distributors A and B accounted for 31% and 20% of total net revenues, respectively. These distributors sell Micrel's products to many customers across various end markets.

At September 30, 2014, distributors A, C, and B accounted for 27%, 15%, and 14% respectively, of total accounts receivable. At December 31, 2013, distributors A and B accounted for 36% and 11%, respectively, of total accounts receivable.

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

The Company generates revenue from four product groups:  Linear and Power; Timing and Communications; LAN; and Foundry.  The following table sets forth the net revenues attributable to our four product groups as a percentage of total net revenues:

	Three Months Ended		Nine Months Ended
Net Revenues by Product Group	September 30,		September 30,
	2014	2013	2014	2013
Net Revenues:
Linear and Power	52%	57%	53%	57%
Timing and Communications	25	22	24	21
LAN	21	19	21	20
Foundry	2	2	2	2
Total net revenues	100%	100%	100%	100%

The Company recorded revenue from customers throughout the United States, Canada and Mexico (collectively referred to as “North America”); the United Kingdom, Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland and other European countries (collectively referred to as “Europe”); Korea, Taiwan, Singapore, China, Japan, Hong Kong, Malaysia and other Asian countries (collectively referred to as “Asia”). Revenues by major geographic area are based on the geographic location of the original equipment manufacturers ("OEMs") or the distributors who have purchased the Company's products. The geographic locations of the Company's distributors may be different from the geographic locations of the end customers.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth the net revenues by geographic region as a percentage of total net revenues, for the periods presented:

	Three Months Ended		Nine Months Ended
Net Revenues by Geographic Region	September 30,		September 30,
	2014	2013	2014	2013
Net Revenues:
North America	19%	26%	22%	29%
Asia	67%	60%	63%	58%
Europe	14%	14%	15%	13%
Total net revenues	100%	100%	100%	100%

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

As of September 30, 2014, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the assessment that liabilities are not probable. Further, ranges of possible losses in these matters cannot be reasonably estimated at this time.

13. SHARE REPURCHASE PROGRAM

On August 20, 2014, the Company announced that its Board of Directors authorized the repurchase of $25.0 million of the Company’s common stock, which increased the total approval for repurchase since February 2010 to $145.0 million. Under our stock repurchase program, as of September 30, 2014, we have remaining authorization to repurchase $37.4 million of our common stock.

Shares of common stock purchased pursuant to the repurchase program are canceled from outstanding shares upon repurchase. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock incentive plans and ESPP. During the nine months ended September 30, 2014, the Company repurchased 1.2 million shares of its common stock for an aggregate price of $13.4 million, which included $0.5 million of share repurchases pending cash settlement as of September 30, 2014.

14. INCOME TAXES

The income tax provision for the three and nine months ended September 30, 2014, as a percentage of income before taxes was 17.3% and 27.4%, respectively.

The income tax provision for the three months and nine months ended September 30, 2013, as a percentage of income before taxes, was 6.1% and 10.6%, respectively. The income tax provision for the three months ended September 30, 2014 and 2013 included previously unrecognized tax benefits totaling $0.9 million and $0.8 million, respectively, due to a lapse of the statute of limitations. For the nine months ended September 30, 2013, the income tax provision also included a $0.4 million benefit pertaining to the filing of 2012 foreign tax returns during the second quarter of 2013 and a $1.4 million benefit for 2012 research tax credits as a tax law was enacted on January 2, 2013 to retroactively reinstate the federal research and development tax credit to January 1, 2012.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of September 30, 2014, the amount of unrecognized tax benefits for uncertain tax positions was $13.0 million and the net amount, reduced for the federal effects of potential state tax exposures, was $9.1 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, a net $3.0 million would favorably affect the Company’s tax provision in such future periods. The remaining $6.0 million would increase deferred tax assets on which a valuation allowance is placed and would be expected to also increase the valuation allowance by a corresponding amount. The $3.0 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to unrecognized tax benefits for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to unrecognized tax benefits as part of the income tax provision. As of September 30, 2014 and December 31, 2013, the Company had $0.3 million and $0.4 million, respectively, accrued for interest and none accrued for penalties in both periods. These accruals are included as a component of long-term income taxes payable.

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

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net current deferred tax assets of $22.8 million and net long-term deferred tax assets of $1.6 million as of September 30, 2014. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these net deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets. Therefore, the Company has not established a valuation allowance except for a valuation allowance of $10.1 million and $9.0 million that was established against state deferred tax assets as of September 30, 2014 and December 31, 2013, respectively, due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. Should the Company determine that future realization of these tax benefits is not more likely than not, additional valuation allowances would be established which would increase the Company's tax provision in the period of such determination.

Included in net deferred tax assets are credit carryforwards. The Company has available state research and development credit carryforwards of approximately $24.2 million, of which approximately $2.3 million represents pre-ownership change carryforwards subject to Section 382 annual limitation. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

15. DIVIDENDS

On July 24, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock. The aggregate payment of $2.8 million was made on August 28, 2014 to shareholders of record as of August 14, 2014.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16. RESTRUCTURING CHARGES

In the third quarter of 2014, the Company continued its efforts to reduce operating expenses. Therefore, the Company recorded restructuring charges of $0.5 million related to workforce reductions and facility closure. In the fourth quarter of 2013, the Company recorded restructuring charges of $1.4 million related to workforce reductions.

The Company paid $0.1 million and $0.8 million related to severance costs for the three and nine months ended September 30, 2014, respectively. The following table summarizes the activity related to the accrual for restructuring charges for the nine months ended September 30, 2014 by event (in thousands):

	Plan Initiated in Q4'13	Plan Initiated in Q3'14	Total
Balance at December 31, 2013	$902	$—	$902
Restructuring charges	—	484	484
Payments	(757)	(27)	(784)
Balance at September 30, 2014	$145	$457	$602

17. SUBSEQUENT EVENTS

On October 23, 2014, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on November 20, 2014 to shareholders of record at the close of business on November 6, 2014. This dividend will be recorded in the fourth quarter of 2014 and is expected to be approximately $2.8 million.

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

Our high performance linear and power products are characterized by high power density and small form factors. Presently, the demand for high performance linear and power circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets and tablet devices. We also have an extensive linear and power management product portfolio for the networking and communications infrastructure markets including cloud and enterprise servers, network switches and routers, storage area networks, wireless base stations, and the Internet of Everything. In addition, we offer products that serve the solid state drive market and are seeing strength in the emergence of solid state drives. We also offer an extensive portfolio of load switches and MOSFET drivers for industrial applications such as DC brushless motors. These products are gaining traction for applications in the power tool and fan markets.

Our timing and communications circuits are used primarily for enterprise networks, storage area networks, access networks and metropolitan area networks. This product portfolio consists of timing, clock management and high-speed Physical Media Device (“PMD”) products. With form factor, size reductions and ease-of-use critical for system designs, we utilize innovative packaging and proprietary process technology to address these challenges. In 2012, we acquired PhaseLink, a private company based in Taiwan and in San Jose, California, in order to complement our high performance clock generation and distribution products for the communication market and to expand our product offerings into the consumer and industrial markets. PhaseLink provides high performance integrated timing solutions to system and oscillator manufacturers. In September 2013, we acquired specific net assets of Discera, which uses micro-electrical mechanical system (“MEMS”) resonators to compete with standard quartz oscillators and quartz oscillator-based clock generators. We acquired Discera to complement our high performance clock and timing products, as well as expand our MEMS capabilities. With the acquisition of PhaseLink and Discera, coupled with our organic product development, we now offer a comprehensive portfolio of clock generation and clock distribution products.

Our family of local area network (“LAN”) solutions products targets the digital home, unified communications, industrial, Internet of Everything, and automotive markets. This product portfolio consists of physical layer transceivers (“PHY”), Media Access Controllers (“MAC”), switches and high value Application Specific Standard Products (“ASSP”) comprising analog, mixed signal and digital functions that support transmission speeds from 10 Megabits per second to one Gigabit per second. In order to increase value to our customers, we have continued to transition our LAN solutions portfolio to higher function switch and ASSP products including VoIP. This transition is intended to better align our products with the emergence of cloud based services and the rapidly expanding Internet of Things (“IoT”).

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

During the third quarter of 2014, we amended the terms of our agreements with certain sell-through distributors. These amendments included the removal of significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. Therefore, upon amendment of the agreements, these distributors were changed from sell-through distributors to sell-in distributors and we recognized the revenue for sales to these distributors upon the initial product shipments to these distributors, net of estimated allowance for returns established based upon historical return rates. In addition, revenue was recognized for unsold inventory held by these distributors on the date of change. The effect of changing these sell-through distributors to sell-in distributors resulted in a one-time increase in revenue of approximately $5.1 million and related cost of goods sold of $1.6 million related to unsold inventory held by these distributors at June 30, 2014.

We generate revenue from four product groups:  Linear and Power, Timing and Communications, LAN, and Foundry.  The following table sets forth the net revenues attributable to our four product groups as a percentage of total net revenues, for the periods presented.

Net Revenues by Product Group	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Revenues:
Linear and Power	52%	57%	53%	57%
Timing and Communications	25	22	24	21
LAN	21	19	21	20
Foundry	2	2	2	2
Total net revenues	100%	100%	100%	100%

Our products address a wide range of end markets. Net revenues by end market categorization is based on the estimated predominant category of the OEM or distributor purchasing the parts. The eventual end market where our products are incorporated may differ, especially for parts sold through distribution channels. The following table presents our revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
As a Percentage of Total Net Revenues:
Industrial	49%	50%	50%	53%
Wireline Communications	21	17	19	16
Mobility	10	14	10	13
Enterprise / Cloud Infrastructure	17	15	17	14
Other	3	4	4	4
Total net revenues	100%	100%	100%	100%

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates for the three months and nine months ended September 30, 2014, compared with our critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.0	49.3	48.1	48.3
Gross profit	51.0	50.7	51.9	51.7
Operating expenses:
Research and development	23.7	24.2	24.7	23.3
Selling, general and administrative	18.1	19.2	19.3	19.5
Restructuring charges	0.8	—	0.3	—
Total operating expenses	42.6	43.4	44.3	42.8
Income from operations	8.4	7.3	7.6	8.9
Interest and other (expense) income:
Interest income	0.1	0.2	0.1	0.2
Other expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Total interest and other (expense) income, net	—	0.1	—	0.1
Income before income taxes	8.4	7.4	7.6	9.0
Provision for income taxes	1.5	0.5	2.1	1.0
Net income	6.9%	6.9%	5.5%	8.0%

Net Revenues. For the three months ended September 30, 2014, net revenues increased 16.0% to $67.5 million from $58.2 million for the same period in the prior year. For the nine months ended September 30, 2014, net revenues increased 7.1% to $189.7 million from $177.1 million for the same period in the prior year. During the third quarter of 2014, we amended the terms of our agreements with certain sell-through distributors. These amendments included the removal of significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. Therefore, upon amendment of the agreements, these distributors were changed from sell-through distributors to sell-in distributors and we recognized the revenue for sales to these distributors upon the initial product shipments to these distributors, net of estimated allowance for returns established based upon historical return rates. In addition, revenue was recognized for unsold inventory held by these distributors on the date of change. The effect of changing these sell-through distributors to sell-in distributors resulted in a one-time increase in revenue of approximately $5.1 million and related cost of goods sold of $1.6 million related to unsold inventory held by these distributors at June 30, 2014. The remainder of the increase resulted primarily from the increased demand for our products serving the enterprise/cloud infrastructure and industrial end markets, which was partially offset by the decreased demand for our products serving the mobility end market.

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

International sales represented 81% and 78% of net revenues for the three and nine months ended September 30, 2014, respectively, compared to 74% and 71% of net revenues for the three and nine months ended September 30, 2013. Sales to customers in Asia represented 67% and 64% of net revenues for the three and nine months ended September 30, 2014, compared to 60% and 58% of net revenues for the three and nine months ended September 30, 2013. The trend for our customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for us and other semiconductor manufacturers. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for our products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, inventory write-downs and recoveries, product yields and average selling prices. Our gross profit margin was 51.0% and 51.9% for the three and nine months ended September 30, 2014, compared to 50.7% and 51.7% for the three and nine months ended September 30, 2013. Our gross profit continues to be negatively impacted by average selling price erosion, product mix and capacity utilization. Our gross profit was 49.5% without the one-time revenue of $5.1 million and related cost of goods sold of $1.6 million in connection with the changes from sell-through distributors to sell-in distributors as described above.

Research and Development Expenses. Research and development ("R&D") expenses as a percentage of net revenues represented 23.7% for the three months ended September 30, 2014, compared to 24.2% for the three months ended September 30, 2013. On a dollar basis, R&D expenses increased $1.9 million, or 13.9%, to $16.0 million for the three months ended September 30, 2014 from $14.1 million for the three months ended September 30, 2013. This increase was primarily due to increased spending on product development, higher share-based compensation expense of $0.2 million and increased expenses related to the acquisition of Discera completed in the third quarter of 2013.

For the nine months ended September 30, 2014 and 2013, R&D expenses as a percentage of net revenues represented 24.7% and 23.3%, respectively. On a dollar basis, R&D expenses increased $5.6 million, or 13.6%, to $46.9 million for the nine months ended September 30, 2014 from $41.3 million for the nine months ended September 30, 2013. The increase was primarily due to increased spending on product development, higher share-based compensation expense of $0.4 million and increased expenses related to the acquisition of Discera completed in the third quarter of 2013.

We believe that the development and introduction of new products is critical to our future success and expect to continue our investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative ("SG&A") expenses represented 18.1% for the three months ended September 30, 2014, compared to 19.2% for the three months ended September 30, 2013. On a dollar basis, SG&A expenses increased $1.0 million, or 9.2%, to $12.2 million for the three months ended September 30, 2014 from $11.2 million for the three months ended September 30, 2013. This increase was primarily due to increased spending on outside services of $0.2 million, higher share-based compensation expense of $0.1 million and increased expenses related to the acquisition of Discera completed in the third quarter of 2013.

For the nine months ended September 30, 2014 and 2013, SG&A expenses as a percentage of net revenues represented 19.3% and 19.5%, respectively. On a dollar basis, SG&A expenses increased $2.1 million, or 6.2%, to $36.6 million for the nine months ended September 30, 2014 from $34.5 million for the nine months ended September 30, 2013. The increase was primarily due to increased spending on outside services of $0.4 million, higher share-based compensation expense of $0.3 million and increased expenses related to the acquisition of Discera completed in the third quarter of 2013.

Restructuring Charges. In the third quarter of 2014, we continued our efforts to reduce operating expenses. Therefore, the Company recorded restructuring charges of $0.5 million related to workforce reductions and facility closure. See Note 16 of Notes to Condensed Consolidated Financial Statements for the summary of activity related to the accrual for restructuring charges detailed by event.

Share-Based Compensation. Our results of operations for the three months ended September 30, 2014 and 2013 included $2.0 million and $1.8 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. For the nine months ended September 30, 2014 and 2013, our results of operations included $5.7 million and $5.1 million, respectively, of share-based compensation expense. Share-based compensation expense is included in the statements of income in cost of revenues, R&D expenses and SG&A expenses (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Interest and Other (Expense) Income, net. Interest and other (expense) income, net was a net expense of less than $0.1 million for the three months ended September 30, 2014 primarily due to interest expense related to unclaimed property. Interest and other (expense) income, net was an income of $0.1 million for the nine months ended September 30, 2014. The Company had a net interest and other income of less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2013, respectively. Interest income reflects income from short-term and long-term investments and money market funds.

Provision for Income Taxes. For the three months ended September 30, 2014, the provision for income taxes was $1.0 million, or 17.3% of income before taxes, compared to $0.3 million, or 6.1% of income before taxes for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the provision for income taxes was $4.0 million, or 27.4% of income before taxes, compared to $1.7 million, or 10.6% of income before taxes for the nine months ended September 30, 2013. The increase in the provision for income taxes for both the three months and nine months ended September 30, 2014, compared to the three months and nine months ended September 30, 2013 was primarily due to the expiration of the federal R&D credit as of December 31, 2013 and additional research and development credits for various periods recorded as a discrete benefit for the three months ended March 31, 2013. The income tax provision for the three months ended September 30, 2014 and 2013 included previously unrecognized tax benefits of $0.9 million and $0.8 million, respectively, due to a lapse of the statute of limitations.

The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, federal and state research and development credits, federal qualified production activity deductions and previously unrecognized tax benefits.

Liquidity and Capital Resources

Since inception, our principal sources of funding have been our cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at September 30, 2014 consisted of cash, cash equivalents and short-term investments of $100.7 million and a $5.0 million unsecured credit facility from a commercial bank.

We generated $24.5 million in cash from operating activities during the nine months ended September 30, 2014. Significant cash flows included cash provided by net income of $10.5 million plus additions for non-cash activities of $13.7 million (consisting primarily of $10.3 million in depreciation and amortization and $5.7 million in share-based compensation expense, partially offset by a $2.3 million increase in deferred income taxes), combined with a $1.6 million increase in accrued liabilities and other long-term liabilities, $1.3 million decrease in inventories, $0.8 million increase in accounts payable which were offset in part by a $1.3 million decrease in prepaid taxes and a $0.7 million decrease in deferred income on shipments to distributors.

We generated $22.2 million in cash from operating activities during the nine months ended September 30, 2013. Significant cash flows included cash provided by net income of $14.3 million plus additions for non-cash activities of $11.8 million (consisting primarily of $9.8 million in depreciation and amortization, $5.1 million in share-based compensation expense, partially offset by a $3.1 million increase in deferred income taxes) combined with a $6.7 million increase in deferred income on shipments to distributors, and a $2.1 million increase in accrued liabilities and other long-term liabilities which were offset in part by a $3.5 million increase in accounts receivable, a $1.7 million increase in inventories and a $6.4 million decrease in accounts payable.

We used $2.7 million of cash for investing activities during the nine months ended September 30, 2014, primarily comprised of $36.5 million in purchases of investments and $5.6 million of purchases of property, plant and equipment, offset by $38.4 million in proceeds from the sales and maturities of investments.

We used $5.8 million of cash for investing activities during the nine months ended September 30, 2013, primarily comprised of $50.1 million in purchases of investments, $6.1 million of acquisition of Discera and $5.8 million of purchases of property, plant and equipment, partially offset by $57.0 million in proceeds from the sales and maturities of investments.
We used $10.6 million of cash for financing activities during the nine months ended September 30, 2014 primarily for the repurchases of $13.0 million of our common stock and $8.5 million for the payment of cash dividends, which were partially offset by $10.4 million in proceeds from employee stock transactions.

We used $15.1 million of cash for financing activities during the nine months ended September 30, 2013 primarily for the repurchases of $13.2 million of our common stock and $5.4 million for the payment of cash dividends, which were partially offset by $3.7 million in proceeds from employee stock transactions.

We currently intend to spend approximately $4.0 million to $8.0 million to purchase capital equipment and make facility improvements during the next twelve months primarily for manufacturing equipment and additional research and development related software and equipment.

On October, 23, 2014, our Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on November 20, 2014 to shareholders of record at the close of business on November 6, 2014. This dividend will be recorded in the fourth quarter of 2014 and is expected to be approximately $2.8 million.

On August 20, 2014, we announced that our Board of Directors authorized the repurchase of $25.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $145.0 million. Under our stock repurchase program, as of September 30, 2014, we have remaining authorization to repurchase $37.4 million of our common stock. During the three and nine months ended September 30, 2014, we repurchased 0.6 million and 1.2 million shares, respectively, of our common stock for an aggregate price of $7.5 million and $13.4 million, respectively, which included $0.5 million of share repurchases pending cash settlement as of September 30, 2014.

We believe that our cash from operations, existing cash balances, short-term investments and our credit facility will be sufficient to meet our cash requirements for at least the next twelve months. In the longer term, we believe future cash requirements will continue to be met by our cash from operations, credit arrangements and future debt or equity financings as required.

During the three and nine months ended September 30, 2014, we sold $0.1 million and $3.0 million of auction-rate notes at par value, respectively. At September 30, 2014, we held remaining $1.8 million in principal of senior auction-rate notes secured by student loans. Auctions for these remaining auction-rate notes have failed as of September 30, 2014. The fair value of these notes, $1.7 million, has been classified as long-term investments as of September 30, 2014. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding our investments, see Note 4 of Notes to the Condensed Consolidated Financial Statements.

At September 30, 2014, we had cash, cash equivalents and short-term investments of $100.7 million, of which $13.2 million was held by our foreign subsidiaries. Some of these available cash, cash equivalents and short-term investments are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. To date, we have not experienced loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

As of September 30, 2014, we had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,424	$1,148	$1,064	$212	$—
Open purchase orders	23,297	23,297	—	—	—
Software licenses purchase obligations	1,682	938	589	155	—
Total	$27,403	$25,383	$1,653	$367	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5.0 million unsecured credit facility for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. As of September 30, 2014, we had no borrowings under the credit facility. Our borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on our behalf, which are issued to guarantee payments for our workers compensation program. As of September 30, 2014, there was $0.3 million in letters of credit outstanding.

As of September 30, 2014, we had $9.1 million of net unrecognized tax benefits consisting of $3.0 million included in long-term income taxes payable and $6.0 million recorded as a reduction to deferred tax assets. We do not anticipate a significant change to the $3.0 million long-term uncertain income tax positions within the next twelve months. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the three and nine months ended September 30, 2014, we sold $0.1 million and $3.0 million of auction-rate notes at par value, respectively. At September 30, 2014, we had $1.8 million in principal of senior auction-rate notes secured by student loans remaining. Auctions for these remaining auction-rate notes have failed as of September 30, 2014. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have contractual maturities ranging from 31 to 33 years. As a result, we may have limited or no ability to liquidate our investment and fully recover the carrying value of our investment in the near term. As of September 30, 2014, we have recorded less than $0.1 million net of tax ($0.1 million pre-tax) temporary impairment of these securities to accumulated other comprehensive loss, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would record a loss, which could be material, in our statements of income in the period such other-than-temporary decline in fair value is determined. We currently have the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.

At September 30, 2014, we had no fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2014, we announced that our Board of Directors authorized the repurchase of another $25.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $145.0 million. After taking into account repurchases already completed, the total available for repurchase, as of September 30, 2014, was $37.4 million.

The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by our management, based on our evaluation of market conditions, cash on hand and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of our common stock during the third quarter of 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
July 2014	130,099	$11.07	130,099	$18,432
August 2014	254,547	12.21	254,547	40,324
September 2014	237,638	12.39	237,638	37,379
Total Third Quarter 2014	622,284	12.04	622,284

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

MICREL, INCORPORATED
(Registrant)

Date:	October 23, 2014	By	/s/ Robert E. DeBarr
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