Form 10-K
period 2014-12-31
MICREL INC
filed 2015-02-24
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.

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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $256 million based upon the last reported sales price of the Common Stock as reported on the Nasdaq Global Select Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2015, the Registrant had outstanding 56,417,092 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders, which is now scheduled for June 19, 2015 (as discussed under Part II, Item 9B of this Report), are incorporated by reference in Part III of this Report.

MICREL, INCORPORATED

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on product sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in our results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future research and development spending and our product development strategy; our markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; our future use and protection of intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; our need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on us; the future realization of tax benefits; and share-based incentive awards and expectations regarding future share-based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “estimate,” “may,” “can,” “will,” “could,” “would,” “intend,” “objective,” “plan,” “expect,” “likely,” “potential,” “possible” or “anticipate” or the negative of these terms or other comparable terminology and similar expressions. All forward-looking statements included in this document are based on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements, including those risks discussed under “Risk Factors” and elsewhere in this Report, except as required by applicable law. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are set forth in Item 1 (“Business”), Item 1A (“Risk Factors”), Item 3 (“Legal Proceedings”) and Item 7 (“Management's Discussion and Analysis of Financial Condition and Results of Operations”).

PART I

ITEM 1. BUSINESS

General

Micrel, Incorporated was incorporated in California in July 1978. References to the “Company”, “Micrel” and “we” refer to Micrel, Incorporated and subsidiaries, which also does business as Micrel Semiconductor. Our principal executive offices are located at 2180 Fortune Drive, San Jose, California 95131. Our telephone number is (408) 944-0800. We maintain a corporate website located at www.micrel.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available, free of charge, on the website noted above as soon as reasonably practicable after filing with or being furnished to the Securities and Exchange Commission. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report.

We design, develop, manufacture and market a range of high-performance analog, power and mixed-signal integrated circuits (“ICs”). We currently ship thousands of proprietary and industry-standard products. These products address a wide range of end markets including industrial and automotive, wireline communications, enterprise and cloud infrastructure and mobility. We also manufacture custom analog and mixed-signal circuits and provide wafer foundry services for customers which produce electronic systems utilizing semiconductor manufacturing processes as well as micro-electrical mechanical system (“MEMS”) technologies.

Our high performance linear and power products are characterized by high power density and small form factors. Recently, the demand for high performance linear and power circuits has been fueled by the growth of portable communications and computing devices, including for example, cellular handsets and tablet devices. The growth of internet connected devices continues to increase the power and data throughput requirements of the cloud and communication infrastructure equipment. We offer an extensive linear and power management product portfolio for the networking and communications infrastructure markets including cloud and enterprise servers, network switches and routers, storage area networks, wireless base stations, and the Internet of Everything. In addition, we offer products that serve the solid state drive market and are seeing strength in the emergence of solid state drives. We also offer an extensive portfolio of load switches and MOSFET drivers for industrial applications such as DC brushless motors.

Our timing and communications devices are used primarily in communications infrastructure markets, such as enterprise, data center, storage area networks, LTE, OTN and metropolitan networks. This product portfolio consists of system timing and clock generation and distribution as well as high speed physical media devices and fiber optic modules products. We use innovative silicon and packaging approaches and proprietary process technology to address the challenges of form factor size reductions, performance, integration and ease of use that are important for system developers. In 2012, we acquired PhaseLink, a private company based in Taiwan and in San Jose, California, in order to complement our high performance clock generation and distribution products for the communication market and to expand our product offerings into the consumer, automotive and industrial markets. PhaseLink provides high performance integrated timing solutions to system and oscillator manufacturers. In September 2013, we acquired specific net assets of Discera, which invented and implemented micro-electrical mechanical systems (“MEMS”) resonators to compete with standard quartz based oscillators and clock generators. We acquired Discera to complement our high performance clock and timing products, to expand our reach into mobile, cloud, industrial and automotive markets, as well as to extend our in-house MEMS process capabilities. With these acquisitions and our organic product development, we now offer a comprehensive portfolio of frequency control clock synthesizers and generators as well as clock conditioning and distribution products.

Our family of local area network (“LAN”) solutions products targets the automotive, industrial automation and control, unified communications and digital home network markets. This product portfolio consists of physical layer transceivers (“PHY”), media access controllers (“MAC”), switches, application specific standard products (“ASSP”) and system-on-a-chip (“SoC”) products that support transmission speeds from 10 Megabits per second to one Gigabit per second. We continue to transition our LAN solutions portfolio to higher value switch, ASSP and SoC products. These solutions enable our customers to develop cloud-enabled end-points and IP-adaptation devices with relatively low investment of time and resources and take advantage of emerging cloud-based services and Internet of Things (“IoT”) infrastructure. Emerging high value markets in automotive and industrial contributed over 50% of our LAN revenue in 2014.

Our foundry business offers foundry services to IC and MEMS designers and manufacturers seeking a production solution compatible with their specific application and/or technology needs. We offer various combinations of design, process and wafer foundry services including MEMS manufacturing capability. We fabricate wafers for customers using our standard processes, their existing processes or customized processes we develop for them.

On January 20, 2015, we announced that our Board of Directors had formed a Transaction Committee comprised of three independent directors to undertake a comprehensive review of strategic alternatives to enhance value for shareholders. We have engaged a financial advisor and outside counsel in connection with the process. There can be no assurance that our review of strategic alternatives will result in any transaction.

Industry Background

Analog, Mixed-Signal and Digital ICs Markets

ICs may be divided into three general categories — digital, analog (also known as “linear”) and mixed-signal. Digital circuits, such as memory and microprocessors, process information in the form of on-off electronic signals and are capable of implementing only two values, “1” or “0”. Analog circuits, such as regulators, converters and amplifiers, process information in the form of continuously varying voltages and currents that have an infinite number of values or states. Analog circuits condition, process, measure or control real world variables such as sound, temperature, pressure or speed. Mixed-signal ICs combine analog and digital functions on one chip.

Analog circuits are used in virtually every electronic system.  The largest markets for such circuits are computers, telecommunications and data communications, industrial equipment, consumer, military and automotive electronics. Because of their numerous and diverse applications, analog circuits have a wide range of operating specifications and functions. For each application, different users may have unique requirements for integrated circuits such as specific resolution, linearity, speed, power, and signal amplitude capability.

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

Recent Trends in Analog Power Management, Mixed-Signal and Digital ICs

Most electronic systems utilize analog circuits to perform power management functions (“power analog circuits”) such as the control, regulation, conversion and routing of various voltages and current. The enterprise/cloud infrastructure and wireline communications markets have emerged as two of the largest markets for power analog circuits. The increasing number of internet connected mobile devices has increased the power management and data bandwidth requirements of the cloud infrastructure equipment such as routers and servers deployed within the data centers. To capitalize on the emergence of cloud infrastructure, we have focused our new product research and development on developing products which capitalize on the growth of wireline communications, enterprise/cloud infrastructure and industrial and automotive markets.

Electronic systems commonly require clock signals that handle the timing of the data transactions and the management of system status. These mixed signal devices are critical for healthy system operation and for fast transaction of data. The continued increase in bandwidth requirements and computation power in networking systems, the expansion of electronics in automotive and industrial applications coupled with strong emerging markets such as IoT, wearable, cloud computing and power efficient applications, has led to a significant increase in the need for more sophisticated frequency and timing generation technologies. In recent years, there has been a considerable expansion in the number of broadband subscribers for both cable modem and fiber to the home technologies. We expect increased bandwidth demand of these users will continue to consume the installed capacity and drive infrastructure upgrades in metropolitan and wide area networks. We anticipate additional demand of new wireless services utilizing the transmission of video will further accelerate this trend.

In the past few years, there has been a fundamental change in terms of internet accessibility, with service providers and equipment manufacturers driving wide deployment of broadband networks and access to the Internet, resulting in increased use by consumers and enterprises alike. Cloud services have now matured to a level where they can support trillions of devices, thereby enabling the advent of the Internet of Things. The terms “Internet of Things”, “Internet of Everything” and “Industrial Internet” are used to describe machine-to-machine (M2M) connectivity across the Internet. IoT relies on any machine or device being connected to the Internet and then being able to transmit and receive information in one form or another. Based on these drivers, the market for LAN solutions based on Ethernet continues to grow in several segments such as automotive, industrial automation and control, unified communications and digital home networks. We expect to see broad adoption of Ethernet in automotive applications to support infotainment, advanced driver assistance systems and diagnostics. We believe deterministic Ethernet solutions are particularly suitable for next generation factory automation, process control, robotics and data acquisition. The transition to voice over Internet Protocol (“VoIP”) based voice communications continues in both enterprise and residential applications. With the emergence of cloud based services and the IoT, we anticipate additional need for VoIP in embedded applications such as emergency, security, intercom and paging in healthcare and utility management. We also expect demand for LAN connectivity of entertainment and control devices to continue within the digital home.

Micrel’s Strategy

We seek to capitalize on growth opportunities within our target end markets by developing and marketing high-performance analog, power and mixed-signal semiconductors. Our core competencies are our analog and mixed-signal design, packaging and device technology, as well as our in-house wafer fabrication capability. We intend to build a leadership position in our targeted markets by pursuing the following strategies:

•
Product Development Focus. We are focusing our research and development on growth areas within industrial, wireline communications, and enterprise/cloud infrastructure markets. These markets are characterized by higher gross margin and longer product life times than are typical in consumer markets. Although not a primary focus, we will continue to develop products for targeted opportunities within the mobility segment.

•
Served Available Market Expansion. We are presently a trusted supplier to key original equipment manufacturers (“OEMs”) around the world.  We intend to use these relationships to increase our revenues by providing more products to these key customers. In addition, through collaboration with these key customers, we believe we have access to a rich pipeline of new product development innovation opportunities.

•
Maintain A Technological Leadership Position. We expect to continue making significant device and process optimizations which will continue to yield improvements in overall power dissipation and size and form factor reductions.

•
Develop/Acquire New Complementary Businesses. We intend to continue to develop and acquire businesses that enhance our technology, complement our product portfolio and increase our importance to the customer.

•
Capitalize on In-house Wafer Fabrication Facility. We believe that our in-house wafer fabrication facility provides close collaboration between design and process engineers to achieve performance levels not available from generic wafer foundries. We intend to continue developing process technologies which are not available at third-party wafer foundries.

•	Maintain a Strategic Level of Foundry Products Revenue. Our foundry business broadens our revenue base and lowers overall per unit manufacturing costs through greater facility utilization.

•	Protect Proprietary Technology. We seek to identify and protect our proprietary technology through the development of patents, trademarks and copyrights.

Products and Markets

Overview

We currently operate in one segment: the design, manufacturing, marketing and sale of semiconductor products.

We generate revenue from four product groups:  Linear and Power; Timing and Communications; LAN; and Foundry.  The following table sets forth the net revenues attributable to our four product groups as a percentage of total net revenues.

Net Revenues by Product Group
	Years Ended December 31,
	2014	2013	2012
Net Revenues:
Linear and Power	52%	57%	59%
Timing and Communications	25	21	20
LAN	21	20	19
Foundry	2	2	2
Total net revenues	100%	100%	100%

Our products address a wide range of end markets. Net revenues by end market categorization are based on the estimated predominant category of the OEM or distributor purchasing the parts. The eventual end market where our products are incorporated may differ, especially for parts sold through distribution channels. Our industrial products address a wide range of end markets such as automotive, control and automation, electronic instrumentation, financial terminals, security, medical and metering. Our wireline communication products are deployed within carrier infrastructure such as LTE/4G, optical transport networking (OTN) and fiber to the home (FTTH) networks. Our Enterprise/Cloud Infrastructure products are used in storage, switches, routers and servers for datacenters and enterprise networks. Our mobility products are suited for Internet of Things (IOT) devices and low power battery powered mobile devices such as smart phones and tablets. Our Other products are primarily silicon foundry services and custom products. The following table presents our estimated revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Years Ended December 31,
	2014	2013	2012
As a Percentage of Total Net Revenues:
Industrial and Automotive	52%	54%	50%
Wireline Communications	19	17	18
Enterprise / Cloud Infrastructure	17	15	15
Mobility	10	13	15
Other	2	1	2
Total net revenues	100%	100%	100%
For a discussion of the changes in net revenues from period to period, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products

In recent years, we have directed a majority of our development, sales and marketing efforts towards expanding our product offering to address larger markets for our products and to expand our customer base. We offer a broad range of high performance analog, power and mixed signal ICs that address high growth markets including industrial, wireline communications, cloud infrastructure and mobility.

Power Conversion Products. Most electronic equipment requires a power supply that converts and regulates the electrical power source into usable voltages for the equipment. We have multiple power conversion product families:

•
LDOs – LDOs have long been a cornerstone of our product offering.  LDOs are linear voltage regulators which allow lower voltage devices to be connected to higher voltage power rails. We offer numerous LDO products ranging from low cost portable regulators, to high performance (high accuracy), high current regulators with system supervisory functions.

•
DC/DC converters – Our DC/DC converter products are offered in controller (no power switches) and regulator (switches on board) form.  We compete based on power density, high voltage capability, and small form factor. The devices are primarily used in solid state drives, cloud servers, networking, portable equipment and base stations.

•
Analog Power Switches – We offer analog switches that range from straight current switching to reverse blocking, current protected and soft start devices with system supervisory options.  The devices are primarily used in LCD TV, computer USB port and wireless mobility devices.  In addition, we offer a family of hot swap controllers including second sources of leading competitive devices targeted primarily to the networking and telecom markets.

•
PMICs – Power Management Integrated Circuits (“PMICs”) combine system supervisory, DC/DC, LDO and interfacing requirements in a single IC to save space and cost.  We have introduced PMIC devices for key applications such as solid state drives.

•
Solid State Lighting – Our offerings include camera flash LED drivers for the portable and non-portable backlighting markets, as well as drivers for solid state architectural and general illumination.  These products have been adopted by portable equipment and wireless mobility manufacturers as an alternative to more costly charge pump solutions.

•
FET Drivers – We produce buffers which allow DC/DC controllers to interface to external switches and provide the power needed to drive these switches. Our FET drivers are also used in various power tool applications such as electric screw drivers and other consumer and industrial motor drive applications.

Supervisory Products. We offer supervisory and reference products which protect, monitor and improve the interface of circuitry, especially around microcontroller and processor circuits.  Demand for products in this area has been driven by numerous tracking, sequencing, and monitoring requirements in various networking and industrial applications.

General Linear. Our offerings include a line of general linear parts ranging from op amps, to thermal measurement devices, timers and other general devices.  These types of devices are deployed in many diverse types of equipment across a multitude of markets.

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

 Clock and Timing Market. Our timing and communications products include clock and timing products such as integrated clocking solutions with internal quartz crystal, low jitter clock generators, clock distribution buffers, oscillator die, and industry leading MEMS-based Crystal-less™ clock generators and PureSilicon™ oscillators. These products address the requirements of a broad range of applications including high speed data rate communications protocols such as 1/10/40/100 Gigabit Ethernet, cloud computing, servers, data storage, in-vehicle infotainment, advanced driver assistance systems (“ADAS”), industrial controls, medical equipment, LTE based stations, Common Public Radio Interface (“CPRI”), wearable devices, tablets, media and video, smart meters, solar inverters, set-top boxes, CPE, surveillance systems, measurement and instrumentation equipment. The products also provide solutions for more general purpose standards such as PCI express, XAUI, SAS/SATA and others. Our products address clock and timing requirements of multiple market sectors, including telecommunications, data communications, computation, consumer and handheld, as well as embedded, industrial, medical, and automotive segments.

•
FUSION - Integrated Clocking Solution. In 2012, we announced a clocking solution with integrated quartz crystal that provides several elements of the timing chain within a single package. By integrating the clock tree in a single device, these products can enable simpler customer design, improved signal integrity necessary for high bandwidth and reduced bill of materials and board area.  In 2014, the product line was augmented with the addition of industry compatible quartz based oscillators that meet performance requirements of highly demanding applications while simplifying the supply chain. These devices are designed to be quickly configurable to meet customers’ unique requirements for high speed data links in servers, storage, networking, LTE and base-station equipment.

•
FLEX - Low Jitter Clock Generators. We offer a set of configurable low jitter clock generators. Useful in clocking high speed data links in, telecommunications, networking, storage, servers, and base station applications, this family of products offers integration and performance benefits that reduce component count and simplify end customer designs. Due to their ultra-low jitter, these devices meet high performance requirements in data communications, network security, enterprise storage and base station and test equipment applications.

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

•
Precision Edge® - Clock Distribution and Conditioning. These products provide clock distribution, signal level shifting, frequency scaling and multiplexing of high performance clocks.  They are used in servers, telecommunications, networking, storage, instrumentation, industrial and test and measurement markets.

•
Crystal-less™ Clock Generators. This family of products is a result of the acquisition of Discera. We believe the devices represent one of the highest levels of integration in the industry for multiple output clock generation. Unlike competing solutions in the market that rely on external quartz crystals, the Crystal-less™ clock generators are based on MEMS resonators and require no additional external components to operate. We believe the implementation of MEMS allows system designers to benefit from much lower component counts, bill of materials reduction, space savings and higher stability over wider temperature range. This family of products provides solutions applicable in communications, storage, consumer, computation, industrial and automotive market segments.

•
PureSilicon™ Oscillators. This family of products is also a result of the acquisition of Discera. The devices are based on MEMS resonators and provide single output, industry standard footprints. They are drop-in replacements for oscillators which are based on combining multiple components driven by a quartz crystal. We believe that the use of MEMS in these applications allows designers to reach a wider temperature range with higher stability in addition to improvements in quality and reliability as well as shock and vibration resistance. These components may be used across a wide range of markets including storage, communications, computing, consumer, medical, industrial and automotive.

High-Speed Communications Market. Our timing and communications product group also develops and produces Clock and Data Recovery (“CDR”), Serializer/Deserializer (“SERDES”), PMD devices such as burst-mode and continuous mode limiting post amplifiers, laser diode drivers, integrated single chip transceivers, and optical module controller circuits for high speed communications products. Primary applications are fiber optic communications systems and modules targeted at LTE, PON, SONET/SDH/OTN, enterprise data communications, storage area networks, and wireless base station infrastructure.

 LAN Solutions. Our LAN solutions portfolio is targeted at several large and growing segments such as automotive, industrial automation and control, unified communications and digital home networks which are seeing an increasing adoption of Ethernet.

•
Industrial. We offer a line of I-Temp qualified LAN solutions and our EtherSynchTM product family for deterministic Ethernet applications, such as industrial control. Ethernet is already commonplace across industrial control and automation networking and is now emerging as the replacement for device-layer fieldbus technologies, enabling the Industrial Internet of Things.

We offer a portfolio of integrated, energy efficient and deterministic industrial grade networking products. We believe our EtherSynch™ IEEE1588 Time Synchronization ASSP family significantly reduces the complexity and overhead of deploying deterministic real-time control and communications. The portfolio includes products utilizing technologies such as Quiet-WIRE™ for reduced emissions and enhanced immunity and LinkMD+™ for cable fault diagnostics and link quality monitoring. We believe that the ability of our products to identify, monitor and control remotely individual devices on a network offers significant benefits to the industry.

•
Automotive. We offer a family of Ethernet products qualified to AEC-Q100 specifications. In partnership with automotive OEMs, we have pioneered the introduction of Ethernet for vehicle diagnostic and software download applications and made it possible for many additional in-vehicle Ethernet bus applications. We believe we offer one of the widest portfolios of automotive qualified Ethernet devices in the industry.

We offer a portfolio of automotive Ethernet solutions to enable reliable, energy efficient in-vehicle networking for infotainment and ADAS. Based on IEEE1588v2 / IEEE802.1AS EtherSynch™ deterministic hardware technology, real-time audio video streaming and control solutions can be realized with reduced complexity and overhead. We believe Quiet-WIRE™ reduced emissions technology eliminates the need for shielding, enabling unshielded twisted pair wiring, such as FlexRay and CAN, to be utilized by an automotive manufacturer with significantly reduced cost and ease of installation.

•
Unified communications. We have recently developed solutions for both VoIP phones and analog telephone adapters (“ATA”). We have developed software to facilitate adoption of our products and also introduced multiple port ATA and VoIP to POTS failover solutions. Our VoIP product family of products can be used to create a range of end-points or to create IP-adaptation sub systems to cloud-enable legacy devices. Our solutions include a DSP audio subsystem, complete network switch and RISC CPU, thereby lowering bill of material costs.

•
Digital Home. Our family of PHY transceivers, controllers, and switches has been employed in major consumer electronics products such as digital TVs, media players, set top boxes, and other LAN enabled devices. New offerings include support for Energy Efficient Ethernet, Wake on LAN and other capabilities. Based on EtherGreen™ low power physical layer technology, our LAN solutions offer a portfolio of application-optimized, small footprint, high performance PHYs, switches, controllers and SoCs to address the smart digital home.

Our future success will depend in part upon the timely completion, introduction and market acceptance of new products.

Foundry Services

We offer various combinations of design, process and foundry services including MEMS manufacturing capability. MEMS are highly specialized and dedicated devices. They are used in manufacturing pressure, temperature, chemical and vibration sensors, light reflectors and switches as well as accelerometers for airbags, vehicle controls, pacemakers and games.

We typically provide foundry customers with one of the following services:

•
R&D Foundry. We modify a process or develop a new process for a customer. Using either the modified or new process and mask sets provided by the customer, we manufacture fabricated wafers for the customer.

•	Foundry. We duplicate a customer’s process to manufacture fabricated wafers designed by the customer.

Sales, Distribution and Marketing

We sell our products through a worldwide network of independent sales representatives, distributors and through direct sales staff.

We sell our products in Europe through direct sales staff in the United Kingdom, Germany and France as well as independent sales representative firms and independent distributors. Asian sales are handled through our sales offices in Korea, Japan, Taiwan, China and Singapore and distributors.

In 2014, sales to customers in Asia, North America and Europe accounted for 63%, 23% and 14%, respectively, of our net revenues. In 2013, sales to customers in Asia, North America and Europe accounted for 61%, 26% and 13%, respectively, of our net revenues. In 2012, sales to customers in Asia, North America and Europe accounted for 61%, 27% and 12%, respectively, of our net revenues. Our net revenues by country, including the United States, are included in Note 14 of Notes to Consolidated Financial Statements.

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

Customers

For the year ended December 31, 2014, no OEM customer accounted for more than 10% of our net revenues and two worldwide distributors accounted for 25% and 18%, respectively, of our net revenues. For the year ended December 31, 2013, no OEM customer accounted for more than 10% of our net revenues and two worldwide distributors accounted for 29% and 17%, respectively, of our net revenues. For the year ended December 31, 2012, one OEM customer accounted for 10% of our net revenues and two worldwide distributors accounted for 22% and 15%, respectively, of our net revenues. The increase in percentage of revenue from our largest distributor from 2012 to 2013 was primarily due to its acquisition and integration of one of our other significant distributors in 2013.

Research and Development

We compete in part by employing process technologies that we believe provide particular capabilities for the products we develop. Developing or having access to state of the art and cost effective process technologies is especially important for our high performance linear and power solutions products. Our high performance linear and power proprietary circuit design technology depends on the skills of our analog design teams.

We continue to develop process technologies and implement new designs on our CMOS and Bipolar-CMOS-DMOS (“BCD”) processes. These processes are characterized by an array of analog devices including analog resistors and capacitors, post package trim devices, optimized ESD and optimized power transistors with voltage capability up to 65V. In addition, we believe we have differentiated interconnection and packaging technologies. We compete in part by having these capabilities as compared to competitors which use a fabless model because these simultaneous capabilities are generally not available at many third party foundries.

Additionally, we have high speed Silicon Germanium technologies which enable us to make products for high speed networking and communications markets.

We utilize third-party wafer fabrication foundries for advanced CMOS fabrication processes and other advanced processes that are not available in-house. For the year ended December 31, 2014, approximately 28% of wafer silicon for our products was fabricated at third-party foundry suppliers, including all of our LAN products.

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

In 2014, 2013 and 2012, we spent $62.0 million, $55.9 million, and $57.2 million, respectively, on research and development. We expect that we will continue to spend substantial funds on research and development activities.

Patents and Intellectual Property Protection

We seek patent protection for those inventions and technologies for which such protection is suitable and is likely to provide a competitive advantage to us. At December 31, 2014, we held 365 United States patents on semiconductor devices and methods, with various expiration dates through 2034. We had applications for 28 United States patents pending. We held 87 issued foreign patents and have applications for 17 foreign patents pending. In addition, we have exclusive licenses to 22 United States patents and 10 foreign patents relating to MEMS technology.

Supply of Materials and Purchased Components

We generally purchase certain components from a limited group of vendors. The packaging of our products is performed by, and certain of the raw materials included in such products are obtained from, a limited group of suppliers. The wafer supply for our LAN products is primarily dependent upon three large third-party wafer foundry suppliers. In most cases, we can transition to alternative suppliers, but doing so may require significant time and engineering resources.

Manufacturing

We fabricate the majority of our wafers at our wafer fabrication facility located in San Jose, California, while 28% of wafer silicon for our products is subcontracted to outside foundries, including 100% of our LAN product wafer requirements. The San Jose facility includes a 57,000 square foot office and manufacturing facility containing a 28,000 square foot clean room facility, which provides production processes. The facility uses six-inch wafer technology and process geometry nodes down to 0.35 microns. We also own approximately 63,000 square feet of additional adjacent space in San Jose that is used as a testing facility and administrative offices.

Generally, our wafers are electrically tested for performance, and most of the wafers are subsequently sent to independent assembly and final test contract facilities in Thailand, China, Malaysia and certain other Asian countries. At such facilities, the wafers are separated into individual circuits and packaged.

Competition

The semiconductor industry is highly competitive and subject to rapid technological change. Significant competitive factors in the market for our products include product features, performance, price, the timing of product introductions, the emergence of new technological standards, quality and customer support.

The market for analog ICs is diverse and highly fragmented, and we encounter different competitors in our various market areas. Our principal linear and power competitors include Linear Technology Corporation, Maxim Integrated Products, Inc. and Texas Instruments Inc. in one or more of our product areas. Other competitors include Freescale Semiconductor, Inc., Intersil Corporation, Fairchild Semiconductor International, Inc., Skyworks Solutions, Inc., Semtech Corporation and ON Semiconductor Corporation. Our principal competitors for products targeted at the timing market are Integrated Device Technology, Inc., Silicon Laboratories, Inc., Texas Instruments, Inc., and ON Semiconductor Corporation on the clock generation and clock distribution side, and Epson, Kyocera and other oscillators manufacturers on the frequency control side. Our communications and fiber optic module solutions compete with Maxim Integrated Products, Inc. and Semtech Corporation. The primary competitors for our LAN products are Broadcom Corp., Marvell Technology Group Ltd., Microchip Technology Inc. and Realtek Semiconductor Corp. Most of these companies have substantially greater technical, financial and marketing resources and greater name recognition than us.

With respect to the custom and foundry products business, significant competitive factors include product quality and reliability, established relationships between customers and suppliers, timely delivery of products, and price.

Backlog

At December 31, 2014, our backlog was approximately $62 million, substantially all of which is scheduled to be shipped during the first six months of 2015. At December 31, 2013, our backlog was approximately $68 million. Orders in backlog are subject to cancellation or rescheduling by the customer, generally with a cancellation charge in the case of custom and foundry products. Our backlog consists of distributor and customer released orders requesting shipment within the next six months. Shipments to sell-through distributors who receive significant return rights and price adjustments from us are not recognized as revenue by us until the product is sold from the sell-through distributor stock to the end-customers. Because of possible changes in product delivery schedules and cancellation of product orders and because an increasing percentage of our sales are shipped in the same quarter that the orders are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period.

Environmental Matters

Federal, state and local regulations impose various environmental controls on the storage, handling, discharge and disposal of chemicals and gases used in our manufacturing process. We believe that our activities conform to present environmental regulations.

Employees

At December 31, 2014, we had 707 full-time employees, compared to 728 at December 31, 2013. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe we have a good relationship with our employees.

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

Semiconductor Industry Specific Risks

The volatility of customer demand in the semiconductor industry limits our ability to predict future levels of sales and profitability. Semiconductor suppliers can rapidly increase production output in response to slight increases in demand, leading to a sudden oversupply situation and a subsequent reduction in order rates and revenues as customers adjust their inventories to account for shorter lead times. A rapid and sudden decline in customer demand for products can result in excess quantities of certain products relative to demand. Should this occur, our operating results may be adversely affected as a result of charges to reduce the carrying value of our inventory to the estimated demand level or market price. Our quarterly revenues are highly dependent upon turns fill orders (orders booked and shipped in the same quarter). The short-term and volatile nature of customer demand makes it extremely difficult to accurately predict near term revenues and profits.

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

The short lead-time environment in the semiconductor industry increases pressure on semiconductor suppliers to carry inventory in anticipation of orders which may not materialize. Customers have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to us and other semiconductor suppliers, resulting in short order lead times and reduced visibility into customer demand. As a consequence of the short lead-time environment and corresponding unpredictability of customer demand, we have increased our inventories over the past several years to maintain reliable service levels. If actual customer demand for our products is different from our estimated demand, delivery schedules may be impacted, product inventory may have to be scrapped, or the carrying value reduced, which could adversely affect our business, financial condition, results of operations, or cash flows.

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

We outsource some of our wafer fabrication, most of our test and all of our assembly requirements to third-party vendors. We do not have many long-term supply contracts with our third-party vendors. Therefore, most of our vendors are not obligated to perform services or supply products to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular accepted purchase order or guarantee. Additionally, our wafer and product requirements typically represent a relatively small portion of the total production of the suppliers, third-party foundries and outside assembly, testing and packaging contractors. As a result, we are subject to the risk that a third-party supplier will provide delivery or capacity priority to other larger customers to our detriment, resulting in an inadequate supply to meet customer demand or higher costs to obtain the necessary product supply. When demand for semiconductors improves, availability of these outsourced services typically becomes tight, resulting in longer than normal lead times and delinquent shipments to customers. The degree to which we may have difficulty obtaining these services could have a negative impact on our revenues, bookings and backlog. If these lead times are extended, the resulting loss of near-term visibility for our customers could result in their placing higher order levels than their actual requirements which may result in higher levels of order cancellations in the future. There can be no assurance that we will be able to accurately forecast demand and moderate our build schedules to accommodate the possibility of an increase in order cancellations.

Furthermore, our third-party vendors may be unwilling to supply certain products and processes or may be unable to do so due to business failure or bankruptcy. If replacement suppliers or manufacturing processes are not readily available, we may experience delays in shipment or lost revenue which could, in turn, result in temporary or permanent loss of customers.

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

Rules that impose diligence and disclosure requirements relating to “conflict minerals” may force us to incur significant expenses, may result in damage to our business reputation and may adversely impact our business, financial condition or operating results.  The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements on companies that use certain minerals referred to as “conflict minerals” regardless of their actual country of origin, in their products. These metals are commonly used in electronic components and devices, including our products. These requirements require companies to investigate and disclose whether or not such metals originated from the Democratic Republic of Congo or adjoining countries and if so, whether sale of these metals was used to fund conflicts. Our supply chain is very complex and we rely on certifications from our suppliers that the minerals which they supply to us are sourced from smelters which do not source these minerals from the Democratic Republic of Congo or adjoining countries, or if they were sourced from such countries, did not fund conflict.  If our suppliers do not sufficiently verify the origin of the relevant metals and their certifications are found to be inaccurate, we may face costs for heightened due diligence analysis of our supply chain, including a formal audit, as well as reputational challenges with our customers.  Under these circumstances, our customers may purchase products from our competitors and seek damages from us for costs to conduct detailed due diligence of their supply chains.  These outcomes could adversely impact our business, financial condition or operating results.

Company-Specific Risks

In addition to the risks that affect multinational semiconductor companies listed above, there are additional risks which are more specific to us such as:

The mobility (cellular telephone) market comprises a significant portion of our net revenues. We derive a significant portion of our net revenues from customers serving the mobility market. Due to the highly competitive and fast changing environment in which our mobility customers operate, demand for the product we sell into this end market and pricing for that product can change rapidly and unexpectedly. If our mobility customers’ acceptance of our products or pricing decreases, or if these customers lose market share or accumulate too much inventory of completed handsets, the demand for our products and/or the price at which we can sell our products could decline sharply, which could adversely affect our revenues and results of operations.

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

We are exploring and evaluating strategic alternatives for the Company, and there can be no assurance that we will be successful in identifying a strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the process will not have an adverse impact on our business. In January 2015, we announced that we retained Credit Suisse Securities (USA) LLC as financial advisor to assist in exploring and evaluating a broad range of strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. In addition, identifying and evaluating potential strategic alternatives may result in the incurrence of expenses. No decision has been made with respect to any transaction, and we cannot assure you that we will be able to identify and undertake a transaction that allows our shareholders to realize an increase in the value of their stock or provide any guidance on the timing of such action, if any. Any strategic decision will involve risks and uncertainties, and we cannot assure you that any potential transaction or other strategic alternative if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the interest of third parties in our business. We do not intend to comment regarding the evaluation of strategic alternatives until such time as our board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate. As a consequence, perceived uncertainties related to the future of the Company may result in the loss of potential business opportunities and may make it more difficult for us to attract and retain qualified personnel and business partners.

We face various risks associated with the trend toward increased shareholder activism. In 2008, we became engaged in a proxy contest with a large shareholder. This dispute led to a significant increase in operating expenses which appreciably reduced our operating profit and net income. Although this dispute was resolved, we could become engaged in another proxy contest in the future. In August 2014, a family of investment funds filed a Schedule 13D with the SEC in which it disclosed that it may take action with respect to Micrel, including making proposals concerning changes to the capitalization, ownership structure, board structure (including board composition) or operations of Micrel. Such action could escalate to a proxy contest. A proxy contest would require significant additional management time and increased operating expenses and divert the attention of our Board of Directors and management from the pursuit of our business strategy, which could adversely affect our business, profitability and cash flows.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Claims alleging infringement of intellectual property rights have been asserted against us in the past and could be asserted against us in the future. These claims could result in us having to discontinue the use of certain processes or designs; cease the manufacturing, use and sale of infringing products; incur significant litigation costs and damages; attempt to obtain a license to the relevant intellectual property and develop non-infringing technology. We may not be able to obtain or renew such licenses on acceptable terms or to develop non-infringing technology. Existing claims or other assertions or claims for indemnity resulting from infringement claims could adversely affect our business, financial condition, results of operations or cash flows. In addition, we rely on third parties for certain technology that is integrated into some of our products. If we are unable to continue to use or license third-party technologies in our products on acceptable terms, or the technology fails to operate, we may not be able to secure alternative technologies in a timely manner and our business would be harmed. Furthermore, to the extent that we become involved in intellectual property litigation, it could result in substantial costs and diversion of resources to us and could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We will continue to expend substantial resources developing new products, applications or markets and may never achieve the sales volume that we anticipate for these products, which may limit our future growth and harm our results of operations. Our future success will depend in part upon the success of new products. We have in the past, and will likely in the future, expend substantial resources in developing new and additional products for new applications and markets. We may experience unforeseen difficulties and delays in developing these products and experience defects upon volume production and broad deployment. The markets we enter will likely be highly competitive and competitors may have substantially more experience in these markets. Our success will depend on the growth of the markets we enter, the competitiveness of our products and our ability to increase market share in these markets. If we enter markets that do not achieve or sustain the growth we anticipate, or if our products are not competitive, we may not achieve volume sales, which may limit our future growth and would harm our results of operations.

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

If our distributors or sales representatives stop selling or fail to successfully promote our products, our business, financial condition and results of operations could be adversely impacted. We sell many of our products through sales representatives and distributors. Our non-exclusive distributors and sales representatives may carry our competitors’ products, which could adversely impact or limit sales of our products. Additionally, they could reduce or discontinue sales of our products or may not devote the resources necessary to adequately sell our products. Our agreements with our sell-through distributors contain limited provisions for return of products, including stock rotations whereby distributors may return a percentage of their purchases based upon a percentage of their most recent three months of shipments. In addition, in certain circumstances upon termination of the distributor relationship, sell-through distributors may return some or all of their prior purchases. The loss of business from any of our significant distributors or the delay of significant orders from any of them could materially and adversely harm our business, financial conditions and results of operations.

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

We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on our business and financial condition. We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. A disruption, infiltration or failure of our information technology systems as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause interruption to our operation or sales, breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. Any of these events could cause us to lose revenue, harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

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

The integration of previous and potential future acquisitions that we may pursue involves a number of risks. If we are unable to address and resolve these risks successfully, such integrations or acquisitions could disrupt our business. For example, in April, 2012, we acquired PhaseLink which has been integrated with our business, and in September 2013, we acquired specific net assets of Discera. In addition, we may in the future acquire other businesses, products or technologies to expand our product offerings and capabilities, customer base and business. Any of these transactions could be material to our financial condition and results of operations. The anticipated benefits of these acquisitions may never materialize. In addition, the process of integrating acquired businesses, products or technologies may create unforeseen operating difficulties and expenditures. Some of the areas where we may face acquisition-related risks include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The majority of our manufacturing operations are located in San Jose, California in a 57,000 square foot facility and an adjacent 63,000 square foot facility which we own. We fabricate the majority of our wafers at this location in a 28,000 square foot clean room facility, which provides all production processes. In addition to wafer fabrication, we also use this location as a testing facility for a relatively small portion of our products. Our main executive, administrative, and technical offices are located in another 57,000 square foot facility in San Jose, California which we own.

We also lease small sales and technical facilities located in Austin, TX; Richardson, TX; Ann Arbor, MI; Santa Cruz, CA; Hong Kong; Bundang, Korea; Taipei, Taiwan; HsinChu, Taiwan; Shenzhen, P.R. China; Shanghai, P.R. China; Singapore; Yokohama, Japan; Osaka, Japan; Swindon, U.K.; Frankfurt (Oder), Germany; and Villebon, France.

We believe that our existing facilities are adequate for our current manufacturing needs. We believe that if we should need additional space, such space would be available at commercially reasonable terms.

ITEM 3. LEGAL PROCEEDING
The information included in Note 12 of Notes to Consolidated Financial Statements under the caption “Litigation and Commitments and Contingencies” in Item 15 of Part IV is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NASDAQ Global Select Market under the symbol “MCRL”. The following table sets forth the intraday high and low sales price per share of our common stock for the periods indicated.

Year Ended December 31, 2014	High	Low
Fourth quarter	$14.75	$10.85
Third quarter	$12.80	$9.91
Second quarter	$11.62	$9.74
First quarter	$11.25	$9.50

Year Ended December 31, 2013	High	Low
Fourth quarter	$9.95	$8.60
Third quarter	$10.81	$8.92
Second quarter	$10.92	$9.32
First quarter	$10.71	$9.70

The reported last sale price of our Common Stock on the NASDAQ Global Select Market on December 31, 2014 was $14.51 per share. The approximate number of holders of record of the shares of our Common Stock was 247 as of January 31, 2015. This number does not include shareholders whose shares are held in trust by other entities. The actual number of beneficial shareholders is greater than the number of holders of record.

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

Dividend Policy

During the year ended December 31, 2014, we paid a quarterly cash dividend in the amount of $0.05 per common share in each of the four quarters of 2014 for a total of $11.3 million.

During the year ended December 31, 2013, we paid a quarterly cash dividend in the amount of $0.0425 per common share in the second quarter and $0.05 per common share in the third and fourth quarters for a total of $8.2 million.

Although we have paid cash dividends on a quarterly basis for the past several years, we cannot assure that we will continue to do so on any particular schedule or that we will not reduce the amount of dividends that we pay in the future.  Our future dividend policy is subject to the discretion of our Board of Directors and will depend upon a number of factors deemed relevant by the Board, including but not limited to the future consolidated earnings, financial condition, liquidity, capital requirements, applicable governmental regulations and policies and restrictive covenants in borrowing arrangements.

Stock Performance Graph

The following graph compares a $100 investment in our common stock over the five-year period from the end of 2009 through the end of 2014, with a similar investment in the NASDAQ Composite and the Philadelphia Semiconductor index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

	December 31, 2009	December 31, 2010	December 31, 2011	December 30, 2012(1)	December 31, 2013	December 31, 2014
Micrel, Incorporated	100.00	160.51	126.61	121.33	127.80	190.93
NASDAQ Composite	100.00	116.91	114.81	133.07	184.06	208.71
Philadelphia Semiconductor Index	100.00	114.42	101.26	106.71	148.66	190.84

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

Issuer Purchases of Equity Securities

On July 26, 2012, our Board of Directors authorized the repurchase of $30.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $90.0 million. On October 24, 2013, we announced that our Board of Directors authorized the repurchase of another $30.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $120.0 million. On August 20, 2014, we announced that our Board of Directors authorized the repurchase of an additional $25.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $145.0 million. After taking into account repurchases already completed, the total available for repurchase at December 31, 2014 was $30.7 million.

The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by our Board of Directors. The timing and amount of any repurchase of shares is determined by our management, based on our evaluation of market conditions, cash on hand and other factors. Repurchases of our common stock during the fourth quarter of fiscal year 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
October 2014	288,100	$11.63	288,100	$34,030
November 2014	135,800	12.48	135,800	32,335
December 2014	121,425	13.83	121,425	30,656
Total Q4 2014	545,325		545,325

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below is not necessarily indicative of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto included elsewhere in this report. The selected consolidated income statement data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data at December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated income statement data for the years ended December 31, 2011 and 2010 and the selected consolidated balance sheet data at December 31, 2012, 2011 and 2010 are derived from the audited consolidated financial statements not included in this report.

Income Statement Data (1):
(in thousands, except per share amounts)	2014	2013	2012	2011	2010

Net revenues	$247,594	$237,080	$250,112	$259,025	$297,366
Cost of revenues*	119,566	115,034	117,185	115,881	128,535
Gross profit	128,028	122,046	132,927	143,144	168,831
Operating expenses:
Research and development*	62,033	55,853	57,182	49,952	46,271
Selling, general and administrative*	48,351	45,803	48,010	46,415	47,590
Restructuring charges	992	1,376	—	—	—
Total operating expenses	111,376	103,032	105,192	96,367	93,861
Income from operations	16,652	19,014	27,735	46,777	74,970
Interest and other income, net	62	218	559	825	492
Income before income taxes and noncontrolling interest	16,714	19,232	28,294	47,602	75,462
Provision for income taxes	3,167	1,584	15,966	13,742	24,927
Net income	13,547	17,648	12,328	33,860	50,535
Less: Net income attributable to noncontrolling interest	—	—	(10)	—	—
Net income attributable to Micrel, Incorporated shareholders	$13,547	$17,648	$12,318	$33,860	$50,535

Net income per share attributable to Micrel, Incorporated shareholders:
Basic	$0.24	$0.31	$0.21	$0.55	$0.81
Diluted	$0.24	$0.30	$0.20	$0.54	$0.81

Shares used in computing per share amounts:
Basic	56,508	57,803	59,623	61,609	62,030
Diluted	57,538	58,506	60,288	62,371	62,557

Cash dividends per common share (1)	$0.20	$0.1425	$0.205	$0.15	$0.14

*Share based compensation included in:
Cost of revenues	$997	$1,060	$1,178	$1,009	$798
Research and development	3,197	2,875	3,132	2,401	1,808
Selling, general and administrative	3,430	3,162	3,282	2,444	2,119
Total share-based compensation	$7,624	$7,097	$7,592	$5,854	$4,725

Balance Sheet Data:	December 31,
(in thousands)	2014	2013	2012	2011	2010
Working capital	$137,723	$137,818	$143,579	$175,372	$141,456
Total assets (2)	277,180	276,124	281,454	308,018	300,694
Long-term debt and other obligations	4,480	4,749	3,813	6,404	5,660
Total shareholders’ equity	219,508	217,973	221,104	244,518	221,886
_________
(1) Cash dividends per common share for 2012 included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that we would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

(2) Total assets included goodwill and intangible assets from the Discera acquisition completed in 2013 of $5.3 million and from the Phaselink acquisition completed in 2012 of $14.8 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

Overview

We design, develop, manufacture and market a range of high-performance analog power ICs, mixed-signal and digital ICs.  These products address a wide range of end markets including mobility, enterprise and cloud infrastructure, enterprise and home networking, wide area and metropolitan area networks, automotive, and industrial equipment.  We also manufacture custom analog and mixed-signal circuits and provide wafer foundry services for customers who produce electronic systems for communications, consumer and military applications.

On January 20, 2015, we announced that our Board of Directors had formed a Transaction Committee comprised of three independent directors to undertake a comprehensive review of strategic alternatives to enhance value for shareholders. We have engaged a financial advisor and outside counsel in connection with the process. There can be no assurance that our review of strategic alternatives will result in any transaction.

To enhance the readers’ understanding of our performance, the following reverse chronological overview of our results for the years ended December 31, 2013 through 2014 have been provided.

For the year ended December 31, 2014, net revenues increased 4.4% to $247.6 million from $237.1 million for the year ended December 31, 2013. During the third quarter of 2014, we amended the terms of our agreements with certain sell-through distributors. These amendments included the removal of significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. Therefore, upon amendment of the agreements, these distributors were changed from sell-through distributors to sell-in distributors and we recognized the revenue for sales to these distributors upon the initial product shipments to these distributors, net of estimated allowance for returns established based upon historical return rates. In addition, revenue was recognized for unsold inventory held by these distributors on the date of change. The effect of changing these sell-through distributors to sell-in distributors resulted in a one-time increase in revenue of approximately $5.1 million and related cost of goods sold of $1.6 million related to unsold inventory held by these distributors at June 30, 2014. The remainder of the increase in revenue resulted primarily from increased demand for our products serving the wireline communications and enterprise/cloud infrastructure end markets, which was partially offset by the decreased demand for our products serving the mobility end market. The book-to-bill ratio was approximately one for the full year of 2014.

Gross margin for the year ended December 31, 2014 increased to 51.7% from 51.5% for the year ended December 31, 2013. Operating margin for the year ended December 31, 2014 decreased to 6.7% from 8.0% for the year ended December 31, 2013 primarily due to lower sales and restructuring charges of $1.0 million recorded in the second half of 2014. Income tax provision was $3.2 million for the year ended December 31, 2014, compared to $1.6 million for the year ended December 31, 2013 primarily due to lower federal R&D credit benefit in the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net income was $13.5 million, or $0.24 per diluted share, for the year ended December 31, 2014, compared to $17.6 million, or $0.30 per diluted shares, for the year ended December 31, 2013. Cash, cash equivalents and short-term investments decreased by $2.0 million to $86.6 million at December 31, 2014 from $88.6 million at December 31, 2013.

For the year ended December 31, 2013, net revenues decreased 5.2% to $237.1 million from $250.1 million for the year ended December 31, 2012. The decrease was primarily due to lower demand from the wireline communications and enterprise/cloud infrastructure end markets and lower average selling prices for the mobility market, which were partially offset by revenues from the acquisitions of Phaselink and Discera and higher demand from the industrial and automotive markets. The book-to-bill ratio was approximately one for the full year of 2013. Gross margin for the year ended December 31, 2013 decreased to 51.5% from 53.1% for the year ended December 31, 2012. The decrease was primarily due to lower factory utilization, higher inventory write-downs and a shift in product mix to lower gross margin mobile handset products, compared to the year ended December 31, 2012. Operating margin for the year ended December 31, 2013 decreased to 8.0% from 11.1% for the year ended December 31, 2012 primarily due to lower sales and lower gross margin. Income tax provision was $1.6 million for the year ended December 31, 2013, compared to $16.0 million for the year ended December 31, 2012 primarily due to benefit from research and development credits in the year ended December 31, 2013 and recording a valuation allowance on state deferred tax assets in the year ended December 31, 2012. Net income was $17.6 million, or $0.30 per diluted share, for the year ended December 31, 2013, compared to $12.3 million, or $0.20 per diluted shares, for the year ended December 31, 2012. Cash, cash equivalents and short-term investments decreased by $15.0 million to $88.6 million at December 31, 2013 from $103.6 million at December 31, 2012 primarily due to repurchases of our common stock totaling $23.3 million and dividends paid to shareholders of $8.2 million. Additionally, during the year ended December 31, 2013, we paid a total of $6.1 million for the acquisition of Discera.

For the year ended December 31, 2014, we recorded restructuring charges of $1.0 million related to workforce reductions as we continued our efforts to reduce operating expenses. We paid $1.5 million related to severance costs in the year ended December 31, 2014 and expect to pay the remaining accrued balance in 2015.

Critical Accounting Policies and Estimates

The consolidated financial statements included in this Form 10-K and discussed within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements. We consider certain accounting policies related to revenue recognition and receivables, inventory valuation, share-based compensation, income taxes, goodwill, impairment of long-lived assets, litigation and restructuring charges to be critical to the fair presentation of our financial statements.

Revenue Recognition and Receivables

We generate revenue by selling products to OEMs, sell-through distributors and sell-in distributors. Our policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

We provide certain sell-through distributors price protection rights and pricing adjustments subsequent to the initial product shipment to allow them to price our products competitively for specific resale opportunities. As these price adjustments have historically been significant, and price adjustments are difficult to reliably estimate, we defer recognition of revenue and related cost of revenues (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these distributors until they have resold our products to their customers. Although revenue and related cost of revenues are not recognized, we record an accounts receivable and relieve inventory at the time of initial product shipment. Our standard terms are EXW or FCA shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the sell-through distributor upon shipment. In addition, we estimate and record an adjustment for sell-through distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received by us.

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

Our accounts receivable balances represent trade accounts receivable which have been recorded at invoiced amount and do not bear interest. We maintain an allowance for doubtful accounts for estimated uncollectible accounts receivable. This estimate is based on an analysis of specific customer creditworthiness and historical bad debt experience. At December 31, 2014 and 2013, the allowance for doubtful accounts was approximately $1.1 million and $0.8 million, respectively.

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

Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense in the statements of operations. To determine fair value for stock options, we use the Black-Scholes valuation model which requires input factors such as expected term, stock price volatility, dividend yield and risk free interest rate. In addition, we estimate expected forfeiture rates of stock grants and share-based compensation expense is only recognized for those shares expected to vest. Determining the input factors, such as expected term, expected volatility and estimated forfeiture rates, requires significant judgment based on subjective future expectations.

Income Taxes

Deferred tax assets and liabilities result primarily from temporary timing differences between book and tax valuation of assets and liabilities, and state research and development credit carryforwards. We must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. Due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013, it became more likely than not that the benefits of all of our California deferred tax assets would not be realized. Accordingly, a valuation allowance has been established on the California deferred tax assets at December 31, 2014. We believe that future taxable income levels will be sufficient to realize the tax benefits on the remaining deferred tax assets and have not established a valuation allowance on those assets. Should we determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase our tax provision in the period of such determination.

We use a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Qualitative factors are assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that the carrying amount of the reporting unit is more likely than not higher than the fair value, goodwill is tested for impairment based on a two-step test. The first step requires comparing the fair value of our reporting unit to its net book value, including goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include projected revenues and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization or the carrying value of our net assets which could require us to realize an impairment of our goodwill.

A potential impairment exists if the fair value of the reporting unit is less than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. No goodwill impairment was recognized in 2014, 2013 and 2012.

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

In 2012, we recorded an impairment of $1.0 million as a component of research and development expense for a developed technology which was replaced by more advanced technologies. In 2014 and 2013, no indicators of impairment were noted.

Litigation

An estimated liability is accrued for legal matters and other contingencies when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. We regularly evaluate current information available to determine whether such accruals should be made. Legal fees are expensed as incurred.

Restructuring Charges

Our restructuring accruals include primarily payments to employees for severance and costs to exit leased facilities. Accruals are recorded when management has approved a plan to restructure operations and a liability is probable and estimable. The restructuring accruals are based upon management estimates at the time they are recorded. These estimates can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

Results of Operations
The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated.

	Years Ended December 31,
	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	48.3	48.5	46.9
Gross profit	51.7	51.5	53.1
Operating expenses:
Research and development	25.1	23.6	22.8
Selling, general and administrative	19.5	19.3	19.2
Restructuring charges	0.4	0.6	—
Total operating expenses	45.0	43.5	42.0
Income from operations	6.7	8.0	11.1
Interest and other income, net	0.1	0.1	0.2
Income before income taxes and noncontrolling interest	6.8	8.1	11.3
Provision for income taxes	1.3	0.7	6.4
Net income	5.5	7.4	4.9
Less: Net income attributable to noncontrolling interest	—	—	—
Net income attributable to Micrel, Incorporated shareholders	5.5%	7.4%	4.9%

Net Revenues. Net revenues increased 4.4% to $247.6 million for the year ended December 31, 2014 compared to $237.1 million in 2013. During the third quarter of 2014, we amended the terms of our agreements with certain sell-through distributors. These amendments included the removal of significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. Therefore, upon amendment of the agreements, these distributors were changed from sell-through distributors to sell-in distributors and we recognized the revenue for sales to these distributors upon the initial product shipments to these distributors, net of estimated allowance for returns established based upon historical return rates. In addition, revenue was recognized for unsold inventory held by these distributors on the date of change. The effect of changing these sell-through distributors to sell-in distributors resulted in a one-time increase in revenue of approximately $5.1 million and related cost of goods sold of $1.6 million related to unsold inventory held by these distributors at June 30, 2014. The remainder of the increase resulted primarily from increased demand for our products serving the wireline communications and enterprise/cloud infrastructure end markets, which was partially offset by the decreased demand for our products serving the mobility end market.

Net revenues decreased 5.2% to $237.1 million for the year ended December 31, 2013 compared to $250.1 million in 2012. The decrease was primarily due to lower demand from the wireline communications and enterprise/cloud infrastructure end markets and lower average selling prices from the mobility end market partially offset by revenues from the acquisitions of PhaseLink and Discera and higher demand from the industrial and automotive end markets.

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

As noted in Item 1A “Risk Factors,” a trend has developed over the last several years whereby customers in the semiconductor supply chain have worked to minimize the amount of inventory of semiconductors they hold. As a consequence, customers are generally providing less order backlog to us and other semiconductor suppliers, and relying on short lead times to buffer their build schedules. Shorter lead times reduce visibility into end demand and increase the reliance on turns fill orders. The reluctance of customers to provide order backlog together with short lead times and the uncertain growth rate of the world economy, make it difficult to precisely predict future levels of sales and, therefore, profitability.

International sales represented 77%, 74%, and 73% of net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Sales to customers in Asia represented 64% of net revenues for the year ended December 31, 2014, compared to 61% for the year ended December 31, 2013 and 61% for the year ended December 31, 2012. The trend for our customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for us and other semiconductor manufacturers and we expect that it will to continued price pressure for our products in the future.

Gross Profit and Gross Margin. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, inventory write-downs, product yields and average selling prices. Our gross margin increased to 52% for the year ended December 31, 2014 from 51% for 2013. Our gross margin continues to be negatively impacted by average selling price erosion, product mix, and capacity utilization. Our gross margin was 51% for the year ended December 31, 2014 without the one-time revenue of $5.1 million and related cost of goods sold of $1.6 million in connection with the changes from sell-through distributors to sell-in distributors as described above. For the year ended December 31, 2013, our gross margin decreased to 51% from 53% for 2012. This decrease was primarily due to lower factory utilization, higher inventory reserves, and a shift in product mix to lower gross margin mobility products.

Research and Development Expenses.  Research and development (“R&D”) expenses as a percentage of net revenues was 25% for the year ended December 31, 2014, compared to 24% for the year ended December 31, 2013. R&D expenses increased $6.1 million or 11.1% to $62.0 million for the year ended December 31, 2014, compared to $55.9 million for 2013. The increase was primarily due to increased headcount from our acquisition of Discera completed in September 2013 and higher spending on R&D prototypes of $0.9 million, outside services of $0.5 million, share-based compensation of $0.3 million, travel of $0.3 million and mask sets of $0.2 million.

For the year ended December 31, 2013, R&D expenses decreased $1.3 million or 2.3% to $55.9 million compared to $57.2 million for 2012. The decrease was primarily due to reduced spending on mask sets of $0.6 million and lowered share-based compensation of $0.3 million, partially offset by increased headcount from our acquisitions of Phaselink and Discera.

We believe that the development and introduction of new products is critical to our future success and expect to continue our significant investment in R&D activities in the future.

Selling, General and Administrative Expenses. Selling, General and Administrative (“SG&A”) expenses as a percentage of net revenues represented 20% for the year ended December 31, 2014, compared to 19% for 2013. SG&A expenses increased $2.6 million, or 5.6%, to $48.4 million from $45.8 million for 2013. The increase was primarily due to higher spending on outside services of $0.6 million, travel expenses of $0.3 million and share-based compensation of $0.3 million.

For the year ended December 31, 2013, SG&A expenses decreased $2.2 million, or 4.6%, to $45.8 million for the year ended December 31, 2013 from $48.0 million for 2012. The decrease was primarily due to spending reductions on product and corporate marketing activities of $1.1 million, personnel of $0.9 million and travel of $0.6 million.

Share-Based Compensation. Our results of operations for the years ended December 31, 2014, 2013 and 2012 were impacted by the recognition of non-cash expense related to the fair value of share-based compensation awards. For the year ended December 31, 2014, we recorded $7.6 million in pre-tax share-based compensation expense, of which $1.0 million was included in cost of revenues, $3.2 million was included in R&D expense and $3.4 million was included in SG&A expense.  For the year ended December 31, 2013, we recorded $7.1 million in pre-tax share-based compensation expense, of which $1.1 million was included in cost of revenues, $2.9 million was included in R&D expense and $3.2 million was included in SG&A expense. For the year ended December 31, 2012, we recorded $7.6 million in pre-tax share-based compensation expense, of which $1.2 million was included in cost of revenues, $3.1 million was included in R&D expense and $3.3 million was included in SG&A expense.

Restructuring Charges. In 2014, we continued our efforts to reduce operating expenses. In the second half of 2014, we recorded restructuring charges of $1.0 million related to workforce reductions. We paid 1.5 million related to severance costs for the year ended December 31, 2014 and expect to pay the remaining accrued balance in 2015.

Interest and Other Income, net. Interest and other income, net were $0.1 million, $0.2 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. They reflect interest income from short-term and long-term investments and money market funds.

Provision for Income Taxes. For the year ended December 31, 2014, the provision for income taxes was $3.2 million, or 19% of income before taxes, compared to $1.6 million, or 8% of income before taxes, for the year ended December 31, 2013 and $16.0 million, or 56% of income before taxes, for the year ended December 31, 2012. The provision increased in the year ended December 31, 2014 primarily due to lower federal R&D credit benefit, compared to the year ended December 31, 2013 as the provision for the year ended December 31, 2013 included R&D credit benefit of $4.3 million, of which $1.0 million was related to 2010 to 2012 based on additional credit information developed in 2013 and $1.4 million was related to the retroactive reinstatement of federal research and development credits for 2012 as a result of American Taxpayer Relief Act of 2012 which was signed into law on January 2, 2013. The tax provision for the year ended December 31, 2012 excluded the benefit from the federal R&D credit which expired on December 31, 2011.

The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation, federal and state research and development credits, federal qualified production activity deductions and previously unrecognized tax benefits.

Liquidity and Capital Resources

Since inception, our principal sources of funding have been our cash from operations, bank borrowings and sale of our common stock. Principal sources of liquidity at December 31, 2014 consisted of cash, cash equivalents and short-term investments of $86.6 million and a $5.0 million unsecured credit facility from a commercial bank.

Operating Activities

We generated $23.1 million in cash flows from operating activities for the year ended December 31, 2014. Significant cash flows from operating activities included cash provided by net income of $13.5 million plus additions for non-cash activities of $17.1 million (consisted primarily of $13.6 million in depreciation and amortization and $7.6 million in share-based compensation expense, partially offset by a $2.1 million increase in deferred income taxes), combined with a $1.8 million increase in accounts payable which were offset in part by a $4.1 million decrease in deferred income on shipments to distributors, $2.9 million increase in prepaid taxes and a $1.1 million increase in accounts receivable.

We generated $26.9 million in cash flows from operating activities for the year ended December 31, 2013. Significant cash flows from operating activities included cash provided by net income of $17.6 million plus additions for non-cash activities of $16.0 million (consisted primarily of $13.1 million in depreciation and amortization and $7.1 million in share-based compensation expense, partially offset by $3.7 million increase in deferred income taxes), combined with a $2.9 million increase in accrued liabilities and other long-term liabilities and $1.3 million increase in deferred income on shipments to distributors, which were offset in part by a $8.8 million decrease in accounts payable.

We generated $32.7 million in cash flows from operating activities for the year ended December 31, 2012. Cash flows from operating activities were primarily attributable to net income of $12.3 million plus non-cash activities of $30.5 million (consisted primarily of $12.5 million in depreciation and amortization, $9.7 million in deferred income taxes, $7.6 million in share-based compensation and $1.0 million in impairment of technology) combined with a $3.9 million increase in accounts payable and a $2.6 million decrease in prepaid taxes, which were offset in part by a $4.9 million decrease in deferred income on shipments to distributors, a $4.7 million increase in inventories, a $3.5 million decrease in income tax payable, a $1.5 million increase in prepaid expenses and other assets, a $1.1 million increase in accounts receivable and a $1.0 million decrease in accrued liabilities and other long-term liabilities.

Investing Activities

We used $8.2 million of cash for investing activities during the year ended December 31, 2014, primarily comprised of $55.2 million for the purchase of short-term investments and $11.7 million for purchases of property, plant and equipment, which were offset in part by $57.7 million in proceeds from the sales and maturities of short-term and long-term investments.

We used $2.8 million of cash for investing activities during the year ended December 31, 2013, primarily comprised of $59.7 million for the purchase of short-term investments, $6.1 million related to the acquisition of Discera and $7.3 million for purchases of property, plant and equipment, which were offset in part by $71.5 million in proceeds from the sales and maturities of short-term investments.

We used $22.4 million of cash for investing activities during the year ended December 31, 2012, primarily comprised of $55.8 million for the purchase of short-term investments, $17.4 million related to the acquisition of PhaseLink, and $9.0 million for purchases of property, plant and equipment, which were offset in part by $60.1 million in proceeds from the sale of short-term and long-term investments.

Financing Activities

We used $17.6 million of cash for financing activities during the year ended December 31, 2014, primarily for the repurchases of $20.0 million of our common stock and $11.3 million for the payment of cash dividends, which were partially offset by $13.1 million in proceeds from employee stock transactions.

We used $27.5 million of cash for financing activities during the year ended December 31, 2013, primarily for the repurchases of $23.3 million of our common stock and $8.2 million for the payment of cash dividends, which were partially offset by $4.4 million in proceeds from employee stock transactions.

We used $43.6 million of cash for financing activities during the year ended December 31, 2012, primarily for the repurchases of $34.6 million of our common stock and $12.1 million for the payment of cash dividends, which were partially offset by $3.6 million in proceeds from employee stock transactions.

We currently expect to spend approximately $4.0 million to $8.0 million to purchase capital equipment and make facility improvements during 2015 primarily for manufacturing equipment and additional research and development related software and equipment.

On January 29, 2015, our Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on February 25, 2015 to shareholders of record at the close of business on February 11, 2015. This dividend will be recorded in the first quarter of 2015 and is expected to aggregate approximately $2.8 million.

Under our stock repurchase program, at December 31, 2014, we have remaining authorization to repurchase $30.7 million of our common stock.

We believe our cash from operations, existing cash balances, short-term investments, and our credit facility will be sufficient to meet our cash requirements for at least the next 12 months. In the longer term, we believe future cash requirements will continue to be met by our cash flow from operations, credit arrangements and future debt or equity financings as required.

For the year ended December 31, 2014, we sold $3.2 million of auction-rate notes at par value. At December 31, 2014, we held remaining $1.5 million in principal of senior auction-rate notes secured by student loans. Auctions for these remaining auction-rate notes have failed at December 31, 2014.  The fair value of these notes, $1.4 million, has been classified as long-term investments at December 31, 2014. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding our investments, see Note 4 of Notes to Consolidated Financial Statements.

At December 31, 2014, we had cash, cash equivalents and short-term investments of $86.6 million, of which $12.0 million was held by our foreign subsidiaries.  Some of these available cash, cash equivalents and short-term investments are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts.  The invested cash is invested in interest bearing funds managed by third-party financial institutions. To date, we have not experienced loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Consolidated Financial Statements.

Contractual Obligations and Commitments

At December 31, 2014, we had the following contractual obligations and commitments (in thousands):

		Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,047	$960	$947	$140	$—
Software licenses purchase obligations	1,540	937	448	155	—
Open purchase orders	19,440	19,440	—	—	—
Total	$23,027	$21,337	$1,395	$295	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5.0 million unsecured credit facility for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. At December 31, 2014, we had no borrowings under the credit facility. Our borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on our behalf, which are issued to guarantee payments for our workers compensation program. At December 31, 2014, there was $0.3 million in letters of credit outstanding.

At December 31, 2014, we had $6.0 million of net unrecognized tax benefits consisting of $3.5 million included in long-term income taxes payable and $2.5 million recorded as a reduction to deferred tax assets. We do not anticipate a significant change to the $3.5 million long-term uncertain income tax positions during 2015. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the year ended December 31, 2014, we sold $3.2 million of auction-rate notes at par value. At December 31, 2014, we had $1.5 million in principal of senior auction-rate notes secured by student loans remaining. Auctions for these remaining auction-rate notes have failed at December 31, 2014. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, or final payments come due according to a contractual maturity of 33 years. As a result, we may have limited or no ability to liquidate our investment and fully recover the carrying value of our investment in the near term. At December 31, 2014 and 2013, we have recorded less than $0.1 million ($0.1 million pre-tax) and $0.3 million ($0.5 million pre-tax), respectively, of temporary impairment of these securities to accumulated other comprehensive loss, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would record a loss, which could be material, in our consolidated statements of operations in the period such other-than-temporary decline in fair value is determined. We currently have the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.

At December 31, 2014 and 2013, we had no fixed-rate long-term debt subject to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth on pages 38 through 65 and supplementary data are set forth on pages 66 through 67, which follow Item 15, are incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was based on the framework in the report entitled “Internal Control - Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that as of December 31, 2014 our internal control over financial reporting was effective as of December 31, 2014.

During the year ended December 31, 2014, we implemented an internal control to address a previously identified material weakness in our financial reporting process for the year ended December 31, 2013. Effective during the three months ended March 31, 2014, we re-designed and performed the internal control to ensure the accuracy of inventory information reported by distributors used in recording deferred income on shipments to distributors was on a disaggregated level reported by multiple distributors. After completing our testing of the design and operating effectiveness of the internal control, we concluded that we have remediated the previously identified material weakness as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Annual Meeting Date

Our 2015 Annual Meeting of Shareholders is scheduled for June 19, 2015. The date for any shareholder of the Company to submit a proposal in order for the proposal to be included in our proxy statement and proxy for the 2015 Annual Meeting has passed. Our Board of Directors has postponed the date for receipt of proposals from our shareholders for the 2015 Annual Meeting that will not be included in our proxy materials to April 17, 2015.  All such proposals must be received by our Secretary at our principal executive offices and must comply with the procedural requirements in our bylaws. Shareholders can obtain a copy of our bylaws from us upon request. The bylaws are also on file with the SEC. We reserve the right to reject, rule out of order or to take other appropriate action with respect to any proposal that does not comply with these and other applicable procedures. Our Board of Directors has also set the record date for our 2015 Annual Meeting as April 30, 2015. All shareholders of record on April 30, 2015 will be entitled to notice of our Annual Meeting and to vote.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors and officers is included in our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders under the captions “Election of Directors” and “Certain Information with Respect to Executive Officers,” respectively, and is incorporated herein by reference.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

We have an Audit Committee composed of independent directors. The information required by this item with respect to the Audit Committee and “audit committee financial experts” is incorporated by reference from our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders under the captions, “Committees and Meetings of the Board of Directors” and “Board Committees”.

The information concerning compliance with Section 16(a) of the Exchange Act is included in our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders under the caption “Section 16(A) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Information regarding our code of conduct, also known as the “Worldwide Standards of Business Conduct”, is set forth in our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is included under the caption “Compensation Discussion and Analysis” and “Executive Compensation” in our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning compensation committee interlocks and insider participation is included under the captions “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

The information required by this item concerning the Compensation Committee Report is included in our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.  Such information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any of our filing as a result of furnishing the disclosure in this manner except to the extent incorporated by reference into such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions,” “Director Independence” and “Board Committees” in our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Registered Public Accounting Firm” in our Proxy Statement to be filed in connection with our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a)	1.	Consolidated Financial Statements
			Page
		Report of Independent Registered Public Accounting Firm - KPMG LLP	39
		Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP	40
		Consolidated Balance Sheets as of December 31, 2014 and 2013	41
		Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	42
		Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	43
		Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012	44
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	45
		Notes to Consolidated Financial Statements	46
		Unaudited Supplemental Quarterly Financial Summary for the Years Ended December 31, 2014 and 2013	66

	2.
Financial Statement Schedule. The following financial statement schedule of the Company for the years ended December 31, 2014, 2013 and 2012, is filed as part of this report on Form 10-K and should be read in conjunction with the financial statements.

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

We have audited the accompanying consolidated balance sheets of Micrel, Incorporated and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. We have also audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule of valuation and qualifying accounts as set forth under Item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micrel, Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the COSO.

/s/ KPMG LLP

Santa Clara, California
February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Micrel, Incorporated:

In our opinion, the consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2012, present fairly, in all material respects, the results of operations and cash flows of Micrel, Incorporated and its subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 18, 2013

MICREL, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,183	$23,787
Restricted cash	44	1,116
Short-term investments	65,428	64,806
Accounts receivable, less allowances: 2014, $1,058; 2013, $760	30,523	29,437
Inventories	44,136	43,201
Prepaid taxes	5,633	4,513
Prepaid expenses and other	1,612	2,698
Deferred income taxes	22,356	21,662
Total current assets	190,915	191,220
LONG-TERM INVESTMENTS	1,436	4,195
PROPERTY, PLANT AND EQUIPMENT, NET	60,453	57,779
LONG-TERM PREPAID TAXES	1,711	—
GOODWILL	8,655	8,554
INTANGIBLE ASSETS, NET	9,792	11,749
DEFERRED INCOME TAXES	2,707	1,581
OTHER ASSETS	1,511	1,046
TOTAL ASSETS	$277,180	$276,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,376	$13,502
Accrued liabilities	12,869	12,874
Deferred income on shipments to distributors	22,947	27,026
Total current liabilities	53,192	53,402
LONG-TERM INCOME TAXES PAYABLE	3,511	3,575
LONG-TERM DEFERRED INCOME TAXES	807	973
OTHER LONG-TERM LIABILITIES	162	201
Total liabilities	57,672	58,151
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2014 - 56,435,555 shares; 2013 - 56,441,346 shares	—	—
Accumulated other comprehensive loss	(83)	(320)
Retained earnings	219,591	218,293
Total shareholders’ equity	219,508	217,973
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$277,180	$276,124
The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

Years Ended December 31,	2014	2013	2012
NET REVENUES	$247,594	$237,080	$250,112
COST OF REVENUES (1)	119,566	115,034	117,185
GROSS PROFIT	128,028	122,046	132,927
OPERATING EXPENSES:
Research and development (1)	62,033	55,853	57,182
Selling, general and administrative (1)	48,351	45,803	48,010
Restructuring charges	992	1,376	—
Total operating expenses	111,376	103,032	105,192
INCOME FROM OPERATIONS	16,652	19,014	27,735
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	359	482	712
Other expense, net	(297)	(264)	(153)
Total interest and other income, net	62	218	559
INCOME BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	16,714	19,232	28,294
PROVISION FOR INCOME TAXES	3,167	1,584	15,966
NET INCOME	13,547	17,648	12,328
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	(10)
NET INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$13,547	$17,648	$12,318
NET INCOME PER SHARE ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS:
Basic	$0.24	$0.31	$0.21
Diluted	$0.24	$0.30	$0.20

CASH DIVIDENDS DECLARED PER COMMON SHARE (2)	$0.20	$0.1425	$0.205

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	56,508	57,803	59,623
Diluted	57,538	58,506	60,288
(1) Share-based compensation expense included in:

Cost of revenues	$997	$1,060	$1,178
Research and development	3,197	2,875	3,132
Selling, general and administrative	3,430	3,162	3,282
(2) Included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record as of December 18, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

Years Ended December 31,	2014	2013	2012
NET INCOME	$13,547	$17,648	$12,328
Other comprehensive income:
Unrealized gains on investments	366	303	608
Reclassification adjustment for a realized loss on investment included in other expense	—	26	—
Income tax provision	(129)	(117)	(253)
Other comprehensive income, net of taxes	237	212	355
COMPREHENSIVE INCOME	13,784	17,860	12,683
Less: Comprehensive income attributable to noncontrolling interest	—	—	(10)
COMPREHENSIVE INCOME ATTRIBUTABLE TO MICREL, INCORPORATED SHAREHOLDERS	$13,784	$17,860	$12,673

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

			Accumulated Other Comprehensive Loss	Retained Earnings	Non-controlling Interest	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balances at December 31, 2011	61,038,507	$206	$(887)	$245,199	$—	$244,518
Net income	—	—	—	12,318	10	12,328
Other comprehensive income, net of tax	—	—	355	—	—	355
Noncontrolling interest in Phaselink	—	—	—	—	977	977
Acquisition of noncontrolling interest in Phaselink	—	55	—	—	(987)	(932)
Share-based compensation	—	7,558	—	—	—	7,558
Payment of cash dividends	—	—	—	(12,072)	—	(12,072)
Repurchases of common stock	(3,431,548)	(10,742)	—	(23,809)	—	(34,551)
Employee stock transactions	599,980	3,642	—	—	—	3,642
Tax effect of employee stock transactions	—	(185)	—	—	—	(185)
Purchases of common stock for withholding taxes on vested restricted stock	(53,274)	(534)	—	—	—	(534)
Balances at December 31, 2012	58,153,665	—	(532)	221,636	$—	221,104
Net income	—	—	—	17,648	—	17,648
Other comprehensive income, net of tax	—	—	212	—	—	212
Share-based compensation	—	7,108	—	—	—	7,108
Payment of cash dividends	—	—	—	(8,219)	—	(8,219)
Repurchases of common stock	(2,405,959)	(10,564)	—	(12,772)	—	(23,336)
Employee stock transactions	774,403	4,390	—	—	—	4,390
Tax effect of employee stock transactions	—	(122)	—	—	—	(122)
Purchases of common stock for withholding taxes on vested restricted stock	(80,763)	(812)	—	—	—	(812)
Balances at December 31, 2013	56,441,346	—	(320)	218,293	—	217,973
Net income	—	—	—	13,547	—	13,547
Other comprehensive income, net of tax	—	—	237	—	—	237
Share-based compensation	—	7,644	—	—	—	7,644
Payment of cash dividends	—	—	—	(11,299)	—	(11,299)
Repurchases of common stock	(1,744,095)	(19,200)	—	(950)	—	(20,150)
Employee stock transactions	1,868,599	13,101	—	—	—	13,101
Tax effect of employee stock transactions	—	(40)	—	—	—	(40)
Purchases of common stock for withholding taxes on vested restricted stock	(130,295)	(1,505)	—	—	—	(1,505)
Balances at December 31, 2014	56,435,555	$—	$(83)	$219,591	$—	$219,508

The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Years Ended December 31,	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,547	$17,648	$12,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,632	13,122	12,465
Share-based compensation expense	7,624	7,097	7,592
Excess tax benefits from stock-based awards	(2,046)	(476)	(218)
Impairment of technology	—	—	1,000
(Gain) loss on disposal of assets	(21)	(33)	1
Deferred income tax provision	(2,115)	(3,677)	9,654
Other, net	—	61	—
Changes in operating assets and liabilities:
Accounts receivable	(1,086)	(1,073)	(1,135)
Inventories	(915)	208	(4,684)
Prepaid taxes	(2,871)	(544)	2,569
Prepaid expenses and other assets	125	(1,558)	(1,469)
Accounts payable	1,803	(8,784)	3,928
Income taxes payable	(64)	683	(3,508)
Accrued liabilities and other long-term liabilities	(402)	2,920	(976)
Deferred income on shipments to distributors	(4,079)	1,258	(4,903)
Net cash provided by operating activities	23,132	26,852	32,644
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of PhaseLink’s net assets, net of cash acquired	—	—	(17,370)
Purchase of Discera’s net assets	—	(6,122)	—
Purchases of property, plant and equipment	(11,734)	(7,325)	(9,022)
Purchase of intangible asset	—	(410)	—
Purchases of investments	(55,166)	(59,653)	(55,819)
Proceeds from sale and maturities of investments	57,669	71,490	60,108
Change in restricted cash	1,072	(825)	(291)
Net cash used in investing activities	(8,159)	(2,845)	(22,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	—	(282)
Proceeds from the issuance of common stock	13,101	4,390	3,642
Repurchases of common stock	(19,970)	(23,336)	(34,551)
Payment of cash dividends	(11,299)	(8,219)	(12,072)
Purchase of stock for withholding taxes on vested restricted stock	(1,455)	(812)	(534)
Excess tax benefits from share-based awards	2,046	476	218
Net cash used in financing activities	(17,577)	(27,501)	(43,579)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,604)	(3,494)	(33,329)
CASH AND CASH EQUIVALENTS - Beginning of year	23,787	27,281	60,610
CASH AND CASH EQUIVALENTS - End of year	$21,183	$23,787	$27,281
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$2
Income taxes	$8,432	$5,457	$7,060
The accompanying notes are an integral part of these consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — Micrel, Incorporated and its wholly-owned subsidiaries (collectively, the “Company”) develops, manufactures and markets analog, mixed-signal and digital semiconductor devices. The Company also provides custom and foundry services which include silicon wafer fabrication, integrated circuit (“IC”) assembly and testing. The Company’s products are sold principally in North America, Asia, and Europe for use in a variety of products, including those in the mobility, enterprise/cloud infrastructure, wireline communications and industrial and automotive markets. The Company’s wafer foundry services are provided to a wide range of customers that produce electronic systems for communications, consumer, automotive and military applications. The Company produces the majority of its wafers at the Company’s wafer fabrication facilities located in San Jose, California. After wafer fabrication, the completed wafers are then separated into individual circuits and packaged at independent assembly and final test contract facilities primarily located in Malaysia, Thailand, Taiwan and China.

Basis of Presentation — The accompanying consolidated financial data has been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and is presented in conformity with U.S. generally accepted accounting principles (“US GAAP”).

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Micrel, Incorporated and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates — In accordance with US GAAP, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The primary estimates underlying the Company’s financial statements include allowances for doubtful accounts receivable, allowances for product returns and price adjustments, provisions for obsolete and slow moving inventory, share-based compensation, income taxes, litigation losses, valuation of auction-rate securities and accruals for other liabilities. Actual results could differ from those estimates.

Cash Equivalents — The Company considers all highly liquid investments with remaining maturities of three months or less at the time of purchase to be cash equivalents.

Investments — Investments purchased with remaining maturity of greater than three months and less than 12 months are classified as short-term. Investments purchased with remaining maturity dates of 12 months or greater are classified either as short-term or as long-term based on maturities and the Company’s intent with regard to those securities (expectations of sales and redemptions). Short-term investments at December 31, 2014, consisted primarily of liquid municipal securities, corporate debt securities, commercial paper and U.S. government agencies securities and were classified as available-for-sale securities. Long-term investments at December 31, 2014, consisted of auction-rate notes secured by student loans and were classified as available-for-sale securities. Available-for sale securities are stated at market value with unrealized gains and losses included in accumulated other comprehensive loss, a component of shareholders’ equity. At December 31, 2014, accumulated other comprehensive loss of $0.1 million consisted of unrealized gains and losses on investments. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

Certain Significant Risks and Uncertainties — Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. Cash equivalents and investments consist primarily of commercial paper, money market funds, corporate debt securities, municipal securities and auction-rate notes and are regularly monitored by management. Credit risk with respect to the trade receivables is spread over geographically diverse customers. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. At December 31, 2014, distributors A, C and B accounted for 24%, 15%, and 13%, respectively, of total accounts receivable.  At December 31, 2013, distributors A and B accounted for 36%, and 11%, respectively, of total accounts receivable.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

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

Property, Plant and Equipment — Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill is measured and tested for impairment annually at the reporting unit level during the last quarter of the Company's fiscal year, or more frequently if the Company believes indicators of impairment exist. Events that could trigger a more frequent impairment review may include adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The Company has allocated its goodwill to its timing and communications reporting unit.

Qualitative factors are assessed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative assessment indicates that the carrying amount is more likely than not higher than the fair value, goodwill is tested for impairment based on a two-step test. The first step requires comparing the fair value of our reporting unit to its net book value, including goodwill. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include projected revenues and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization or the carrying value of the Company’s net assets which could require it to realize an impairment of its goodwill.

A potential impairment exists if the fair value of the reporting unit is less than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded. No goodwill impairment was recognized in 2014, 2013 and 2012.

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
Years Ended December 31, 2014, 2013 and 2012

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

In 2012, the Company recorded an impairment of $1.0 million as a component of research and development expense for a developed technology which was replaced by more advanced technologies. In 2014 and 2013, no indicators of impairment were identified.

Revenue Recognition and Receivables — The Company generates revenue by selling products to original equipment manufacturers (“OEM”), sell-through distributors and sell-in distributors. The Company’s policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

The Company provides certain sell-through distributors price protection rights and pricing adjustments subsequent to the initial product shipment to allow them to price the Company's products competitively for specific resale opportunities.  As these price adjustments have historically been significant, and price adjustments are difficult to reliably estimate, the Company defers recognition of revenue and related cost of revenues (in the balance sheet line item “deferred income on shipments to distributors”) derived from sales to these distributors until they have resold the Company’s products to their customers. Although revenue and related cost of revenues are not recognized, the Company records an accounts receivable and relieves inventory at the time of initial product shipment.  The Company's standard terms are EXW or FCA shipping point, payment terms are enforced from shipment date and legal title and risk of inventory loss passes to the sell-through distributor upon shipment. In addition, the Company estimates and records an adjustment for sell-through distributor price adjustments for which the specific resale transaction has been completed but the price adjustment claim has not yet been received by the Company.

During the third quarter of 2014, the Company amended the terms of its agreements with certain sell-through distributors. These amendments included the removal of significant return rights, price protection and pricing adjustments subsequent to the initial product shipment. Therefore, upon amendment of the agreements, these distributors were changed from sell-through distributors to sell-in distributors and the Company recognized the revenue for sales to these distributors upon the initial product shipments to these distributors, net of estimated allowance for returns established based upon historical return rates. In addition, revenue was recognized for unsold inventory held by these distributors on the date of change. The effect of changing these sell-through distributors to sell-in distributors resulted in a one-time increase in revenue of approximately $5.1 million and related cost of revenues of $1.6 million related to unsold inventory held by these distributors at June 30, 2014.

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

Litigation — An estimated liability is accrued when it is determined to be probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability accrual is charged to income in the period such determination is made. Legal fees are expensed as incurred. The Company regularly evaluates current information available to determine whether such accruals should be made.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

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

Advertising Expenses — The Company expenses advertising costs to selling, general and administrative expense as incurred. Advertising expenses for 2014, 2013 and 2012 were $0.3 million, $0.1 million and $1.0 million, respectively.

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

Share-based Compensation — Share-based compensation is measured at the grant date based on the fair value of the award and is recognized over the employee's requisite service period as expense in the consolidated statements of operations. Share-based compensation costs for stock option grants are based on the fair value calculated from a stock option pricing model on the date of grant. The Company has utilized the Black-Scholes option pricing model to determine the fair value for stock option grants.  The fair value of stock option grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows. Cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized (excess tax benefits) is shown in the financing activities section of the consolidated statements of cash flows.

Net Income Per Common and Diluted Share — Basic net income per share is computed by dividing net income attributable to Micrel, Incorporated shareholders by the number of weighted-average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options and restricted stock units (“RSUs”) using the treasury stock method. Reconciliation of weighted-average shares used in computing basic and diluted net income per share attributable to Micrel, Incorporated shareholders is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Shares used in computing basic net income per share	56,508	57,803	59,623
Dilutive effect of stock options and restricted stock units	1,030	703	665
Shares used in computing diluted net income per share	57,538	58,506	60,288

For the years ended December 31, 2014, 2013 and 2012, 2.7 million, 5.4 million and 5.2 million shares underlying stock options and restricted stock units, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

Fair Value of Financial Instruments — Financial instruments included in the Company’s consolidated balance sheets at December 31, 2014 and 2013, consist of cash, cash equivalents, accounts receivable, accounts payable and investments. For cash, the carrying amount is the fair value. The carrying amount for cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of those instruments. The fair values of investments are based on quoted market prices, quoted prices for similar assets or valuation models for investments for which quoted market prices are unavailable.

2.	RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to change the requirements for reporting discontinued operations. This guidance modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The guidance requires expanded disclosures for discontinued operations for the assets, liabilities, revenues, and expenses of discontinued operations, and also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2014. In the event that a future disposition meets the revised criteria, the Company expects that this standard will have an impact on the presentation of the Company's financial statements and the Company will present the appropriate disclosures at that time.
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
Discera, Inc.

On August 30, 2013, the Company signed a definitive agreement to acquire specific net assets of Discera, Inc. (“Discera”), a private company based in San Jose, California, which qualifies as an acquisition of a business for financial accounting purposes. The acquisition closed on September 9, 2013. The total cash consideration was approximately $7.2 million, plus $1.1 million of assumed liabilities. Of the $7.2 million, $6.1 million was paid upon closing, and $1.1 million was withheld to secure the indemnification obligations from the closing date through September 9, 2014, which was included in restricted cash on the consolidated balance sheet at December 31, 2013. The Company paid $1.0 million of the restricted cash in the second half of 2014. The objective of the acquisition is to complement and expand Micrel’s high performance clock and timing product portfolio, as well as expand its MEMS (micro-electrical mechanical systems) capabilities. The addition of the Discera MEMS product line will also enhance Micrel’s MEMS presence, intellectual property and capability. The Company has included the financial results of Discera in its consolidated financial statements beginning on the acquisition date. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered immaterial.

During the first quarter of 2014, goodwill recorded from the Discera transaction was increased by approximately $0.1 million to $2.6 million and the purchase price allocation was completed.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

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
The fair value of the acquired IPR&D was determined through estimates and valuation techniques applied to the projected cash flows of the acquired research projects. As it was determined that the underlying projects had not reached technological feasibility at the date of acquisition, the amounts allocated to IPR&D will not be amortized to expense until completion of the related projects. Upon the completion of development for each project, the acquired IPR&D will be amortized over its useful life. The Company expects to complete these projects and begin to amortize the related IPR&D assets in 2015.
PhaseLink Company Limited

On April 2, 2012, the Company acquired a controlling interest in PhaseLink™ Company Limited (“PhaseLink”), a private company based in Taiwan and in San Jose, California. The Company acquired approximately 95% of the outstanding shares of PhaseLink for $19.7 million in cash ($16.4 million net of cash acquired). On December 20, 2012, the Company acquired the remaining 5% noncontrolling interest in cash ($0.9 million) that resulted in 100% ownership in PhaseLink. The objective of the acquisition is to complement Micrel’s high performance clock generation products, add distribution products for the communications market and to expand its product offerings into the consumer and industrial markets. In addition, the Company expects the acquisition to enhance its technology portfolio and further expand its research and development capabilities. The Company has included the financial results of PhaseLink in its consolidated financial statements beginning on the acquisition date of April 2, 2012. Pro forma financial disclosures are not presented herein as the financial results of this acquisition are considered immaterial.

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

The fair value of the acquired IPR&D was determined through estimates and valuation techniques based on the terms and details of the acquisition. As it was determined that the underlying projects had not reached technological feasibility at the date of acquisition, the amounts allocated to IPR&D will not be expensed until completion of the related projects. Upon the completion of development for each project, the acquired IPR&D will be amortized over its useful life. The Company expects to complete these projects and begin to amortize the related IPR&D assets in 2015.

4.	INVESTMENTS
A summary of the Company’s short-term investments at December 31, 2014 and 2013 was as follows (in thousands):

	December 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Debt Securities	$43,327	$3	$(68)	$43,262	$36,947	$10	$—	$36,957
Commercial Paper	14,975	5	(3)	14,977	13,991	2	—	13,993
Municipal Securities	5,191	3	—	5,194	13,858	—	(2)	13,856
U.S. Government Agencies Securities	2,000	—	(5)	1,995	—	—	—	—
Total	$65,493	$11	$(76)	$65,428	$64,796	$12	$(2)	$64,806

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

At December 31, 2014, the Company had no short-term investments that have been in a significant continuous unrealized loss position for more than twelve months.

A summary of the Company’s long-term investments at December 31, 2014 and December 31, 2013 was as follows (in thousands):

	December 31, 2014				December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction Rate Notes	$1,500	$—	$(64)	$1,436	$4,700	$—	$(505)	$4,195
During the year ended December 31, 2014, the Company sold $3.2 million of auction-rate notes at par value. At December 31, 2014, the Company had remaining $1.5 million principal value of auction-rate notes, the fair value of which has been measured using Level 3 inputs. Auction-rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven or twenty eight days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed at December 31, 2014. To date, the Company has collected all interest receivable on all of its auction-rate notes when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, or the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to a contractual maturity of 33 years. The Company has classified all auction-rate notes as long-term investments at December 31, 2014 and 2013. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction-rate notes held by the Company at December 31, 2014, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes’ rating as of that date.
To determine the fair value of financial instruments, the Company uses a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company's short-term investments are classified within Level 2 of the fair value hierarchy because they are valued using quoted market prices for similar securities, broker or dealer quotations, or other observable inputs.

The types of instruments valued based on quoted market prices in active markets include money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include commercial paper, corporate debt securities, municipal securities and U.S. government agencies securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. The types of instruments valued based on unobservable inputs consist of the auction-rate notes held by the Company. Such instruments are generally classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction-rate notes using a combination of observable transactions for similar securities and a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction-rate notes. Based on this assessment of fair value, at December 31, 2014, the Company determined there was a cumulative decline in the fair value of its auction-rate notes and recorded less than $0.1 million ($0.1 million pre-tax) temporary impairment of these securities to accumulated other comprehensive loss, a component of shareholders’ equity.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$4,725	$—	$—	$4,725
Corporate Debt Securities (2)	—	43,262	—	43,262
Commercial Paper (2)	—	14,977	—	14,977
Municipal Securities (2)	—	5,194	—	5,194
U.S. Government Agencies Securities (2)	—	1,995	—	1,995
Auction-rate notes (3)	—	—	1,436	1,436
Total	$4,725	$65,428	$1,436	$71,589

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$16,945	$—	$—	$16,945
Corporate Debt Securities (2)	—	36,957	—	36,957
Commercial Paper (2)	—	13,993	—	13,993
Municipal Securities (2)	—	13,856	—	13,856
Auction-rate notes (3)	—	—	4,195	4,195
Total	$16,945	$64,806	$4,195	$85,946
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in long-term investments

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy.
For the year ended December 31, 2014, the changes in the Company’s Level 3 securities (consisting of auction-rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2013	$4,195
Transfers in and/or out of Level 3	—
Total unrealized gains, before tax, included in other comprehensive income	441
Sales	(3,200)
Ending balance, December 31, 2014	$1,436

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

5.	INVENTORIES
Inventories consisted of the following (in thousands):

	December 31, 2014	December 31, 2013

Finished goods	$15,395	$11,592
Work in process	27,500	30,109
Raw materials	1,241	1,500
Total inventories	$44,136	$43,201

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in thousands):

	Life	December 31, 2014	December 31, 2013
Machinery and equipment	5 years	$189,335	$180,851
Land	—	8,101	8,101
Buildings and improvements	*	54,483	53,915
Computer equipment and software	3 years	11,094	11,742
Office furniture and fixtures	5 years	1,528	1,928
		264,541	256,537
Accumulated depreciation		(204,088)	(198,758)
Total property, plant and equipment, net		$60,453	$57,779
__________
* Buildings are depreciated over 10 years to 30 years. Leasehold improvements are depreciated over the shorter of the useful life or respective lease terms.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $11.0 million, $11.1 million and $11.5 million, respectively.

The Company had received unpaid property, plant and equipment purchases, excluding asset retirement obligations, of $3.0 million and $1.0 million at December 31, 2014 and 2013, respectively.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

7.	INTANGIBLE ASSETS
Intangible Assets
The following table sets forth the components of intangible assets as follows (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$7,443	$(1,810)	$5,633	$7,783	$(986)	$6,797
Customer relationships	3,800	(1,181)	2,619	3,800	(552)	3,248
Trademarks	610	(370)	240	610	(284)	326
Non-competition agreements	—	—	—	450	(372)	78
In-process research and development	1,300	—	1,300	1,300	—	1,300
	$13,153	$(3,361)	$9,792	$13,943	$(2,194)	$11,749

The above intangible assets acquired in connection with the Discera acquisition in 2013 of $2.7 million, PhaseLink acquisition in 2012 of $8.3 million, and other acquired intangible assets of $2.1 million are amortized over their estimated useful lives ranging from one to ten years using the straight-line method. Total intangible amortization expense for the years ended December 31, 2014, 2013 and 2012 was $1.6 million, $1.4 million and $0.8 million, respectively.
The estimated future amortization expense of intangible assets at December 31, 2014 was as follows (in thousands):

Year Ending December 31,
2015	$1,535
2016	1,510
2017	1,281
2018	1,223
2019	1,140
Thereafter	3,103
$9,792

During 2012, the Company recorded an impairment of $1.0 million as a component of research and development expense for purchased technology which was replaced by more advanced technologies.

8.	BORROWING ARRANGEMENTS
Under the terms of an unsecured credit facility with Bank of the West that expires on April 30, 2015, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. Interest rates under the facility are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. The agreement includes certain restrictive covenants and, at December 31, 2014, the Company was in compliance with such covenants. At December 31, 2014, the Company had no borrowings under the line of credit facility.
The Company's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The letters of credit are issued to guarantee payments for the Company’s workers compensation program. At December 31, 2014, there was $0.3 million in letters of credit outstanding.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

Through the PhaseLink acquisition, the Company acquired two term loans totaling $0.3 million with a local bank in Taiwan. The Company paid off the acquired bank loans in full in June 2012.

9.	SHAREHOLDERS' EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, no par value, of which none were issued or outstanding at December 31, 2014. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock.

Share Repurchase Program

Since February 2010, the Company's Board of Directors has authorized the repurchase of $145.0 million of the Company's common stock. Shares of common stock purchased pursuant to the repurchase program are cancelled from outstanding shares upon repurchase and credited to an authorized and unissued reserve account. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s share-based compensation plans and the Micrel, Incorporated Employee Stock Purchase Plan (“ESPP”). During the year ended December 31, 2014, the Company repurchased 1.7 million shares of its common stock for an aggregate price of $20.2 million, which included $0.2 million of share repurchases pending cash settlement at December 31, 2014. The total available for repurchase, at December 31, 2014, was $30.7 million.
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

The 2012 Plan has replaced in its entirety the Company’s 1994 Stock Option Plan, the Micrel, Incorporated 2000 Non-Qualified Stock Incentive Plan and the Micrel, Incorporated 2003 Incentive Award Plan (the “Prior Plans”). No new award has been made under these plans since May 24, 2012. However, the shares of common stock that remained available for issuance under the Prior Plans were added to the shares reserved for issuance under the 2012 Plan. In addition, shares of common stock subject to awards already granted under the Micrel, Incorporated 2003 Incentive Award Plan that terminate, expire or lapse will become available for issuance under the 2012 Plan, provided that the aggregate number of shares of common stock available for issuance under the 2012 Plan is reduced by two (2) shares for each share of common stock delivered in settlement of any award other than a stock option or stock appreciation right. On the effective date of the 2012 Plan which was May 24, 2012, the Prior Plans were terminated, provided, that any awards outstanding under the Prior Plans remain outstanding pursuant to their respective terms. At December 31, 2014, there were 3.4 million shares available for future grants under the Company’s 2012 Plan.

Stock Options

Options granted under the 2012 Plan typically become exercisable in cumulative annual increments of either 20% or 25% per year from the date of grant. The term of each stock option is no more than ten years from the date of grant.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

Option activity under the Company’s incentive stock plans is as follows:

	Number of Shares	Weighted Avg. Exercise Price Per Share
Outstanding, December 31, 2011 (3,366,610 shares exercisable at a weighted average price of $10.31 per share and a weighted average remaining contractual life of 4.3 years)	7,960,170	$10.26
Granted	1,494,250	10.13
Exercised	(415,156)	7.91
Canceled	(882,995)	11.22
Outstanding, December 31, 2012 (4,068,071 shares exercisable at a weighted average price of $9.98 per share and a weighted average remaining contractual life of 4.2 years)	8,156,269	10.25
Granted	700,300	9.96
Exercised	(522,218)	7.62
Canceled	(821,263)	10.92
Outstanding, December 31, 2013 (4,286,232 shares exercisable at a weighted average price of $10.12 per share and a weighted average remaining contractual life of 4.3 years)	7,513,088	10.34
Granted	445,767	10.85
Exercised	(1,485,784)	8.56
Canceled	(586,132)	12.38
Outstanding, December 31, 2014 (3,512,257 shares exercisable at a weighted average price of $10.53 per share and a weighted average remaining contractual life of 4.8 years)	5,886,939	$10.64

At December 31, 2014, the estimated number of options expected to vest and exercisable was 5.2 million shares with a weighted average remaining contractual life of 5.7 years and an estimated aggregate intrinsic value of $20.3 million.

The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the years ended December 31, 2014, 2013 and 2012 was $2.93, $2.86 and $2.96 per share, respectively.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the years ended December 31, 2014, 2013 and 2012 was $4.2 million, $1.2 million and $1.0 million, respectively. During the years ended December 31, 2014, 2013 and 2012, the amount of cash received from the exercise of stock options was $12.7 million, $4.0 million and $3.3 million, respectively. The excess tax benefit realized from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options was $2.0 million, $0.5 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Additional information regarding options outstanding at December 31, 2014 was as follows:

	Stock Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life (yrs)	Weighted Avg. Exercise Price Per Share	Number Exercisable	Weighted Avg. Exercise Price Per Share
$ 4.72 to $ 7.00	132,020	3.5	$6.63	132,020	$6.63
$ 7.01 to $ 7.46	298,340	4.1	7.25	293,380	7.25
$ 7.49 to $ 8.00	288,283	4.4	7.82	283,803	7.82
$ 8.01 to $ 9.00	151,588	3.6	8.54	141,785	8.53
$ 9.01 to $10.00	1,282,671	6.5	9.61	643,954	9.65
$10.01 to $11.00	1,982,999	6.8	10.41	868,161	10.40
$11.01 to $13.00	697,258	6.0	12.09	407,874	12.16
$13.01 to $16.00	973,780	5.5	13.70	661,280	13.67
$16.01 to $49.50	80,000	1.2	16.21	80,000	16.21
	5,886,939	5.9	$10.64	3,512,257	$10.53

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

At December 31, 2014, the aggregate pre-tax intrinsic value (which was the amount by which the $14.51 closing price of the Company’s common stock at December 31, 2014 exceeded the exercise price of the in the money options) of options outstanding and options exercisable was approximately $22.9 million and $14.1 million, respectively.

The fair value of the stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected term (years)	6.0	5.9	5.8
Stock volatility	30.7%	34.5%	36.6%
Risk free interest rates	2.0%	1.6%	1.0%
Dividends during expected terms	1.6%	1.9%	1.6%
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

Restricted Stock Units

The 2012 Plan and 2003 Plan also provide for the use of incentive awards other than stock options.  In October 2007, the Company’s Compensation Committee approved a plan to begin granting restricted stock units (“RSUs”) to employees in accordance with the provisions of the 2003 Plan.  At December 31, 2014, approximately 83% of the RSUs would vest in four equal installments annually over four years. Approximately 14% of the RSUs would vest one third on each of the third, fourth and fifth annual anniversaries of the grant date.  Information with respect to outstanding RSU activity is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, December 31, 2011	667,277	$9.73
Granted	417,531	9.67
Vested	(146,327)	9.49
Forfeited	(61,431)	9.65
Outstanding, December 31, 2012	877,050	9.83
Granted	591,974	9.31
Vested	(209,819)	9.60
Forfeited	(63,943)	9.69
Outstanding, December 31, 2013	1,195,262	9.63
Granted	780,225	10.78
Vested	(349,451)	9.61
Forfeited	(116,935)	9.89
Outstanding, December 31, 2014	1,509,101	$10.21

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

At December 31, 2014, the estimated number of RSUs expected to vest was 1.3 million shares with a weighted average remaining contractual life of 2.7 years and an estimated aggregate intrinsic value of $19.2 million. The aggregate intrinsic value of vested RSUs amount to $4.0 million for the year ended December 31, 2014.

Share-based Compensation

The following table shows total share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$997	$1,060	$1,178
Research and development	3,197	2,875	3,132
Selling, general and administrative	3,430	3,162	3,282
Pre-tax share-based compensation expense	7,624	7,097	7,592
Less income tax effect	(2,613)	(2,314)	(2,583)
Net share-based compensation expense	$5,011	$4,783	$5,009
Total share-based compensation capitalized as part of inventory at both December 31, 2014 and 2013 was $0.2 million, respectively. At December 31, 2014, there was $4.8 million of total unrecognized share-based compensation related to non-vested stock option awards and $10.8 million related to restricted stock units which are expected to be recognized over a weighted-average period of 2.44 years and 2.89 years, respectively.
Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (“ESPP”), eligible employees are permitted to have salary withholdings to purchase shares of common stock at a price equal to 95% of the market value of the stock at the end of each three-month offer period, subject to an annual limitation. The ESPP is considered non-compensatory per current share-based compensation accounting guidelines. The aggregate number of shares of common stock which may be issued under the plan shall be no more than 2.0 million shares. Shares of common stock issued under the ESPP during 2014, 2013 and 2012 were less than 0.1 million in each of the years at a weighted average price of $11.43, $9.32 and $9.40 respectively.

10. INCOME TAXES
The income tax provision for the years ended December 31, 2014, 2013 and 2012, as a percentage of income before income taxes, was 19%, 8% and 56%, respectively.

A reconciliation of the statutory federal income tax rate to the effective tax rate for the years ended December 31 was as follows:

	2014	2013	2012
Statutory federal income tax rate	35%	35%	35%
Research and development credit	(14)	(22)	—
Qualified production activities deduction	(5)	(3)	(4)
State income taxes (net of federal income tax benefit)	—	—	(2)
Non-deductible stock compensation	—	1	1
Valuation allowance	—	—	27
Deemed dividend income	—	3	—
Other *	3	(6)	(1)
Effective tax rate	19%	8%	56%
* Other, in 2014 and 2013, includes foreign tax rate differential, foreign tax credits and other expenditures not deductible for tax purposes which are all individually insignificant.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

The provision for income taxes for the years ended December 31, 2014, 2013, and 2012 consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal	$4,869	$4,833	$8,847
State	78	(66)	(1,731)
Foreign	544	494	563
Total current	5,491	5,261	7,679
Deferred:
Federal	(2,179)	(3,698)	(8,489)
State	(5)	(31)	16,901
Foreign	(140)	52	(125)
Total deferred	(2,324)	(3,677)	8,287
Total provision	$3,167	$1,584	$15,966

Pre-tax income from U.S. and non-U.S. jurisdictions was $16.6 million and less than $0.1 million, respectively, for the year ended December 31, 2014. Pre-tax income from U.S. and non-U.S. jurisdictions was $16.9 million and $2.3 million, respectively, for the year ended December 31, 2013. Pre-tax income from U.S. and non-U.S. jurisdictions was $28.0 million and $0.3 million, respectively, for the year ended December 31, 2012.
Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net deferred tax assets of $24.3 million at December 31, 2014. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these deferred tax assets. The Company believes that future taxable income levels will be sufficient to realize the tax benefits of net deferred tax assets. Therefore, the Company has not established a valuation allowance except for a valuation allowance of $12.2 million and $9.0 million, respectively, that was established against state deferred assets at December 31, 2014 and 2013 due to California tax law changes in 2012 which require mandatory single sales factor apportionment in California for most multi-state taxpayers for tax years beginning on or after January 1, 2013. Should the Company determine that future realization of these tax benefits is not more likely than not, additional valuation allowances would be established which would increase the Company’s tax provision in the period of such determination.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

Deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Accruals, reserves and other amounts not currently deductible	$13,034	$11,346
Deferred income	8,106	9,547
Tax credit carryforwards	12,184	9,170
Non-qualified share-based compensation	6,245	6,115
Capitalized research and development	18	—
Unrealized loss on investments and other	181	278
Gross deferred tax assets	39,768	36,456
Valuation allowance	(12,229)	(8,999)
Total deferred tax assets	27,539	27,457
Deferred tax liabilities:
Long-lived assets	(3,265)	(5,187)
Foreign undistributed earnings	(18)	—
Total deferred tax liability	(3,283)	(5,187)
Net deferred tax assets (current and non-current)	$24,256	$22,270

Included in net deferred tax assets are credit carryforwards. The Company has available state research and development credit carryforwards of approximately $22.1 million. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

At December 31, 2014, the gross liability for uncertain tax positions was $7.6 million and the net liability, reduced for the federal effects of potential state tax exposures, was $6.0 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, a net $3.5 million would favorably affect the Company’s tax provision in such future periods. The remaining $2.5 million would increase deferred assets on which a valuation allowance is placed and would be expected to also increase the valuation allowance by a corresponding amount. The $3.5 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to unrecognized tax benefits for uncertain income tax positions within the next 12 months.

The amount of unrecognized tax benefits for the years ended December 31 consisted of the following (in thousands):

	2014	2013	2012
Beginning balance	$9,433	$8,259	$8,532
Additions based on tax positions related to the current year	909	762	487
Additions for tax positions related to prior years	662	1,593	77
Subtractions for tax positions related to prior years and settlements of audits	(4,959)	(1,181)	(837)
Ending balance	$6,045	$9,433	$8,259

The unrecognized tax benefits presented above include amounts related to potential tax exposures, which are presented net of federal tax benefits.
During 2014, the Company recognized $4.9 million of previously unrecognized tax benefits due to expiration of statutes of limitations and settlement of the California FTB audit.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

The Company continues to recognize interest and penalties related to uncertain tax benefits as part of the income tax provision. At December 31, 2014 and 2013, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and none accrued for penalties for both years. These accruals were included as a component of long-term income taxes payable for $3.5 million and reduction of prepaid taxes of less than $0.1 million at December 31, 2014.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2010 and forward. Significant state tax jurisdictions include California and Texas, and generally, the Company is subject to routine examination for years 2008 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2007 and forward in various immaterial foreign tax jurisdictions in which it operates.

11.	ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued compensation	$7,050	$5,767
Accrued commissions	1,605	1,666
Accrued restructuring	360	902
Other accrued liabilities	3,854	4,539
Total accrued liabilities	$12,869	$12,874

12.	COMMITMENTS AND CONTINGENCIES

Lease Agreements

The Company leases some of its facilities and equipment under operating lease agreements that expire in the years 2015 through 2019. Rent expense is recognized on a straight-line basis over the term of the lease.

Future minimum payments under these agreements are as follows (in thousands):

Year Ending December 31,
2015	$960
2016	526
2017	420
2018	120
2019	21
Total	$2,047

Rent expense under operating leases for each of the years ended December 31, 2014, 2013 and 2012 was $1.1 million.

Open Purchase Orders

At December 31, 2014, the Company had approximately $19.4 million in open purchase orders. Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions. These obligations primarily relate to future purchases of wafer fabrication raw materials, foundry wafers, assembly and testing services and manufacturing equipment. The amounts are based on the Company’s contractual commitments.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

Letters of Credit

Micrel’s borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. At December 31, 2014, there was $0.3 million in letters of credit outstanding. The letters of credit are issued to guarantee payments for the Company’s workers compensation program.

Indemnification Obligations

Micrel is a party to a variety of contractual relationships pursuant under which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in the context of contracts entered into by Micrel, for regular sales and purchasing activities, under which Micrel may agree to hold the other party harmless against losses arising from claims related to such matters as title to assets sold, certain intellectual property rights, specified environmental matters, certain income taxes, etc.  In these circumstances, indemnification by Micrel is customarily conditioned on the other party making a claim pursuant to the procedures specified in the particular contract or in Micrel’s standard terms and conditions, which procedures may allow Micrel to challenge the other party’s claims, or afford Micrel the right to settle such claims in its sole discretion.  Further, Micrel’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Micrel may have recourse against third parties for certain payments made by it under these agreements.

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

Legal Matters

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

Additional claims may arise against the Company in its normal course of business. Generally, litigation is subject to inherent uncertainties, and the Company can provide no assurance that it will prevail in any particular lawsuit. Accordingly, litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. At December 31, 2014, the Company has not recorded any accrual for contingent liabilities associated with legal proceedings on the assessment that liabilities are not probable. Further, ranges of possible losses in these matters cannot be reasonably estimated at this time.

13.	PROFIT-SHARING 401(k) PLAN

The Company has a profit-sharing and deferred compensation plan (the “Plan”). All employees completing one month of service are eligible to participate in the Plan. Participants may contribute 1% to 15% of their annual compensation on a before tax basis, subject to Internal Revenue Service limitations. Profit-sharing contributions by the Company are determined at the discretion of the Board of Directors. The Company accrued $0.4 million in contributions for the year ended December 31, 2014 and made $0.2 million and $0.4 million in contributions to the Plan for the years ended December 31, 2013 and 2012, respectively. Participants vest in the Company’s contributions ratably over six years of service.

14. SEGMENT REPORTING

The Company currently operates in one segment: the design, manufacturing, marketing and sale of semiconductor products.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

For the year ended December 31, 2014, no OEM customer accounted for more than 10% of the Company’s net revenues and distributors A and B accounted for 25% and 18% of the Company’s net revenues, respectively. For the year ended December 31, 2013, no OEM customer accounted for more than 10% of the Company’s net revenues and distributors A and B accounted for 29% and 17% of the Company’s net revenues, respectively. For the year ended December 31, 2012, one OEM customer accounted for 10% of the Company’s net revenues and distributors A and B accounted for 22% and 15% of the Company’s net revenues, respectively. The increase in percentage of revenue from our largest distributor from 2012 to 2013 was primarily due to its acquisition and integration of one of our other significant distributors in 2013.

The Company recorded revenue from customers located throughout the United States; Canada and Mexico (collectively referred to as “Other North American Countries”); the United Kingdom, Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland, and other European countries (collectively referred to as “Europe”); Korea; Taiwan; Singapore; China; Japan; Hong Kong; and Malaysia and other Asian countries (collectively referred to as “Other Asian Countries”). Revenues by major geographic area are based on the geographic location of the OEMs or the distributors who have purchased the Company’s products. The geographic locations of the Company’s distributors may be different from the geographic locations of the end customers.

Geographic Information (in thousands):
	Years Ended December 31,
	2014		2013		2012
	Total Net Revenues	Long-Lived Assets (1)	Total Net Revenues	Long-Lived Assets(1)	Total Net Revenues	Long-Lived Assets (1)
United States of America	$55,574	$50,125	$62,667	$48,432	$66,267	$51,715
Other North American Countries	176	—	144	—	193	—
Korea	23,324	9	28,050	16	36,896	24
Taiwan	25,114	3,093	23,503	2,956	22,507	3,492
Singapore	31,899	9	26,353	9	23,899	8
China	16,073	1,684	15,873	2,424	16,183	1,417
Hong Kong	43,060	60	33,881	86	37,300	215
Japan	16,582	2	14,686	23	14,329	1
Other Asian Countries	1,377	5,447	1,259	3,727	1,284	3,717
Europe	34,415	24	30,664	106	31,254	103
Total	$247,594	$60,453	$237,080	$57,779	$250,112	$60,692
__________
(1) Long-lived assets consist of property, plant and equipment.
15. DIVIDENDS

During the years ended December 31, 2014, 2013 and 2012, the Company paid cash dividends of $11.3 million, $8.2 million and $12.1 million, respectively, representing $0.20, $0.1425 and $0.205 per common share, respectively.

Cash dividends per common share for the year ended December 31, 2012 included an accelerated cash dividend of $0.0425 per share of common stock totaling $2.5 million paid on December 27, 2012 to shareholders of record at December 18, 2012. The accelerated dividend was in lieu of the quarterly dividend that the Company would have otherwise announced with its quarterly financial results for the fourth quarter of 2012, and that would have been paid in the first quarter of 2013.

MICREL, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2014, 2013 and 2012

16. RESTRUCTURING CHARGES

In 2014, the Company continued its efforts to reduce operating expenses. Therefore, the Company recorded restructuring charges of $1.0 million related to workforce reductions and facility closure. The Company paid $1.5 million related to severance costs in the year ended December 31, 2014 and expects to pay the remaining amount accrued in 2015, which is included in accrued liabilities on the consolidated balance sheet. In 2013, the Company recorded restructuring charges of $1.4 million related to workforce reductions. The following table summarizes the activity related to the accrual for restructuring charges for the year ended December 31, 2014 and 2013 by event (in thousands):

	Plan Initiated in Q4'13	Plan Initiated in Q3'14	Plan Initiated in Q4'14	Total
Restructuring charges	$1,376			$1,376
Payments	(474)			(474)
Balance at December 31, 2013	902			902
Restructuring charges	—	631	361	992
Payments	(882)	(560)	(92)	(1,534)
Balance at December 31, 2014	$20	$71	$269	$360

17. SUBSEQUENT EVENT

On January 29, 2015, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on February 25, 2015 to shareholders of record as of February 11, 2015.

SUPPLEMENTAL QUARTERLY FINANCIAL SUMMARY — UNAUDITED

(in thousands, except per share amounts)	Three Months Ended 2014
	March 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$59,857	$62,339	$67,480	$57,918
Gross profit	$31,219	$32,791	$34,408	$29,610
Net income (1)	$2,289	$3,529	$4,675	$3,054
Net income per share:
Basic (1)	$0.04	$0.06	$0.08	$0.05
Diluted (1)	$0.04	$0.06	$0.08	$0.05
Weighted-average shares used in computing per share amounts:
Basic	56,388	56,537	56,642	56,490
Diluted	57,208	57,448	57,708	57,710
Cash dividends per common share	$0.05	$0.05	$0.05	$0.05

(in thousands, except per share amounts)	Three Months Ended 2013
	March 31,	June 30,	Sept. 30,	Dec. 31,
Net revenues	$59,733	$59,171	$58,169	$60,007
Gross profit	$31,080	$31,082	$29,471	$30,413
Net income (2)	$5,245	$5,035	$4,004	$3,364
Net income:
Basic (2)	$0.09	$0.09	$0.07	$0.06
Diluted (2)	$0.09	$0.09	$0.07	$0.06
Weighted-average shares used in computing per share amounts:
Basic	58,270	58,303	57,752	56,908
Diluted	59,030	59,007	58,440	57,546
Cash dividends per common share	$—	$0.0425	$0.05	$0.05
__________
(1) During the third and fourth quarter of 2014, the Company recorded a restructuring charge of $0.5 million and $0.5 million for employee severances and facility closure, respectively.
(2) During the fourth quarter of 2013, the Company recorded a restructuring charge of $1.4 million for employee severances.

SCHEDULE II

MICREL, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013, and 2012
(In thousands)

Description	Balance at Beginning of Year	Allowance Additions or (Reductions)	Returns and Price Adjustments	Bad Debt Write-offs	Balance at End of Year
Year Ended December 31, 2014
Allowances for OEM and sell-in distributor returns and price adjustments	$737	$1,970	$(1,889)	$—	$818
Allowances for unclaimed sell-through distributor price adjustments (1)	—	64,530	(64,397)	—	133
Allowances for doubtful accounts	23	114	—	(30)	107
Total allowances	$760	$66,614	$(66,286)	$(30)	$1,058
Year Ended December 31, 2013
Allowances for OEM and sell-in distributor returns and price adjustments	$712	$1,954	$(1,929)	$—	$737
Allowances for unclaimed sell-through distributor price adjustments (1)	51	77,129	(77,180)	—	—
Allowances for doubtful accounts	49	(26)	—	—	23
Total allowances	$812	$79,057	$(79,109)	$—	$760
Year Ended December 31, 2012
Allowances for OEM and sell-in distributor returns and price adjustments	$1,066	$1,452	$(1,806)	$—	$712
Allowances for unclaimed sell-through distributor price adjustments (1)	169	73,674	(73,792)	—	51
Allowances for doubtful accounts	59	(10)	—	—	49
Total allowances	$1,294	$75,116	$(75,598)	$—	$812

___________
(1) The Company estimates and records an allowance for sell-through distributor price adjustments for which the specific resale transaction has been completed, but the price adjustment claim has not yet been received from the sell-through distributor. This allowance typically represents approximately one to three weeks of unclaimed price adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on February 24, 2015.

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

Signature	Title	Date

/s/ Raymond D. Zinn	President, Chief Executive Officer and Chairman of the Board of Directors	February 24, 2015
Raymond D. Zinn	(Principal Executive Officer)

/s/ Robert E. DeBarr	Chief Financial Officer and Vice President of Finance and Human Resources	February 24, 2015
Robert E. DeBarr	(Principal Financial and Accounting Officer)

/s/ John E. Bourgoin	Director	February 24, 2015
John E. Bourgoin

/s/ Daniel Heneghan	Director	February 24, 2015
Daniel Heneghan

/s/ Robert R. Herb	Director	February 24, 2015
Robert R. Herb

/s/ Neil J. Miotto	Director	February 24, 2015
Neil J. Miotto

/s/ Frank W. Schneider	Director	February 24, 2015
Frank W. Schneider

Micrel, Incorporated
Exhibits Pursuant to Item 601 of Regulation S-K

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant. (1)
3.2	Certificate of Amendment of Articles of Incorporation of the Registrant. (2)
3.3	Amended and Restated Bylaws of the Registrant. (8)
3.4	Certificate of Amendment of Articles of Incorporation of the Registrant. (4)
3.5
Certificate of Determination of Series A Participating Preferred Stock of Micrel, Incorporated, classifying and designating the Series A Participating Preferred Stock, as filed March 28, 2008 with the Secretary of State of the State of California. (10)

3.6	Certificate of Amendment to the Bylaws of the Company, dated April 2, 2008. (11)
3.7	Certificate of Amendment to the Bylaws of the Company, dated April 22, 2008. (12)
3.8	Certificate of Amendment to the Bylaws of the Company, dated January 8, 2010. (14)
4.1	Certificate for Shares of Registrant’s Common Stock. (3)
10.1	Indemnification Agreement between the Registrant and each of its officers and directors. (3)*
10.2	1994 Stock Option Plan and form of Stock Option Agreement. (1)*
10.3	2003 Incentive Award Plan. (5)*
10.4	2006 Employee Stock Purchase Plan. (7)*
10.5	2012 Equity Incentive Award Plan. (17)*
10.6	Micrel, Incorporated 2012 Equity Incentive Award Plan Non-Employee Director Equity Compensation Policy adopted May 22, 2014 (19)*
10.7	Form of Domestic Distribution Agreement. (2)
10.8	Form of International Distributor Agreement. (2)
10.9	Micrel/IBM Patent License Agreement, dated September 26, 2006. (9)
10.10	Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (13)
10.11	Change of Control and Severance Agreement, by and between Mansour Izadinia and Micrel Incorporated, dated March 1, 2011. (15)*
10.12	First Amendment entered into as of April 22, 2011 to the Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (16)
10.13	Second Amendment entered into as of April 19, 2013 to the Credit Agreement, dated as of May 7, 2009, by and between Bank of the West and Micrel, Incorporated. (20)
10.14	Offer Letter, by and between Micrel Incorporated and Robert E. DeBarr, dated October 2, 2013. (18)*
10.15	Change of Control and Severance Agreement, by and between Raymond D. Zinn and Micrel Incorporated, dated February 28, 2014.* (20)
10.16	Form of Change of Control and Severance Agreement with certain officers including named executive officers.* (21)
14.1	Micrel, Incorporated Code of Ethics for Senior Officers. (6)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.
24.1	Power of Attorney. (See Signature Page)
31	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________

*	Management contract or compensatory plan or agreement.

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

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement, in which this exhibit bears the same number, unless otherwise indicated.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, in which this exhibit bears the same number, unless otherwise indicated.

(4)	Incorporated by reference to exhibit 3.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.

(5)	Incorporated by reference to exhibit 1 filed with the Company’s Proxy Statement on Schedule 14A dated May 9, 2003.

(6)	Incorporated by reference to exhibit 14.1 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(7)	Incorporated by reference to appendix A filed with the Company’s Definitive Proxy Statement on Schedule 14A dated April 19, 2006.

(8)	Incorporated by reference to exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(9)	Incorporated by reference to exhibit 10.17 filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

(10)	Incorporated by reference to exhibit 3.5 filed with the Company’s Current Report on Form 8-K dated March 24, 2008.

(11)	Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K dated April 7, 2008.

(12)	Incorporated by reference to exhibit 3.1 filed with the Company’s Current Report on Form 8-K dated April 22, 2008.

(13)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated May 7, 2009.

(14)	Incorporated by reference to exhibit 3.7 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(15)	Incorporated by reference to exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.

(16)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated April 22, 2011.

(17)	Incorporated by reference to appendix A filed with the Company’s Definitive Proxy Statement on Schedule 14A dated April 5, 2012.

(18)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated October 2, 2013.

(19)	Incorporated by reference to exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2014.

(20)	Incorporated by reference to exhibit 10.18 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

(21)	Incorporated by reference to exhibit 10.19 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2013.