Form 10-Q
period 2015-03-31
MICREL INC
filed 2015-04-23
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒
As of March 31, 2015 there were 56,865,368 shares of common stock, no par value, outstanding.

MICREL, INCORPORATED
INDEX TO
REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MICREL, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,371	$21,183
Restricted cash	45	44
Short-term investments	65,697	65,428
Accounts receivable, less allowances: 2015, $1,084; 2014, $1,058	28,427	30,523
Inventories	41,294	44,136
Prepaid taxes	5,910	5,633
Prepaid expenses and other	2,149	1,612
Deferred income taxes	21,508	22,356
Total current assets	193,401	190,915
LONG-TERM INVESTMENTS	1,436	1,436
PROPERTY, PLANT AND EQUIPMENT, NET	58,550	60,453
LONG-TERM PREPAID TAXES	955	1,711
GOODWILL	8,655	8,655
INTANGIBLE ASSETS, NET	9,424	9,792
DEFERRED INCOME TAXES	2,887	2,707
OTHER ASSETS	1,425	1,511
TOTAL ASSETS	$276,733	$277,180
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,212	$17,376
Accrued liabilities	12,044	12,869
Deferred income on shipments to distributors	23,436	22,947
Total current liabilities	47,692	53,192
LONG-TERM INCOME TAXES PAYABLE	3,592	3,511
LONG-TERM DEFERRED INCOME TAXES	868	807
OTHER LONG-TERM LIABILITIES	160	162
Total liabilities	52,312	57,672
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value - authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, no par value - authorized: 250,000,000 shares; issued and outstanding: 2015 - 56,865,368 shares; 2014 - 56,435,555 shares	4,995	—
Accumulated other comprehensive loss	(61)	(83)
Retained earnings	219,487	219,591
Total shareholders’ equity	224,421	219,508
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$276,733	$277,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
NET REVENUES	$57,955	$59,857
COST OF REVENUES (1)	28,606	28,638
GROSS PROFIT	29,349	31,219
OPERATING EXPENSES:
Research and development (1)	13,964	15,481
Selling, general and administrative (1)	11,375	12,436
Total operating expenses	25,339	27,917
INCOME FROM OPERATIONS	4,010	3,302
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	83	103
Other expense, net	(71)	(72)
Total interest and other income, net	12	31
INCOME BEFORE PROVISION FOR INCOME TAXES	4,022	3,333
PROVISION FOR INCOME TAXES	1,300	1,044
NET INCOME	$2,722	$2,289

NET INCOME PER SHARE:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

WEIGHTED AVERAGE SHARES USED IN COMPUTING PER SHARE AMOUNTS:
Basic	56,617	56,388
Diluted	58,282	57,208

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05

(1) Share-based compensation expense included in:

Cost of revenues	$274	$234
Research and development	861	690
Selling, general and administrative	982	798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
NET INCOME	$2,722	$2,289
Other comprehensive income:
Unrealized gains on investments	35	122
Income tax provision	(13)	(42)
Other comprehensive income, net of taxes	22	80
COMPREHENSIVE INCOME	$2,744	$2,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,722	$2,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,443	3,469
Share-based compensation expense	2,117	1,722
Excess tax benefits from share-based awards	(760)	(267)
Loss on disposal of assets	20	—
Deferred income taxes	717	(849)
Changes in operating assets and liabilities:
Accounts receivable	2,096	(6,497)
Inventories	2,836	1,204
Prepaid taxes	605	1,641
Prepaid expenses and other assets	(710)	12
Accounts payable	(3,060)	1,213
Income taxes payable	81	117
Accrued liabilities and other long-term liabilities	(632)	409
Deferred income on shipments to distributors	489	1,963
Net cash provided by operating activities	9,964	6,426
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,255)	(1,321)
Purchases of investments	(17,934)	(17,265)
Proceeds from sales and maturities of investments	17,700	18,778
Net cash provided by (used in) investing activities	(3,489)	192
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	5,117	2,351
Repurchases of common stock	(1,878)	(3,000)
Payment of cash dividends	(2,826)	(2,814)
Purchase of stock for withholding taxes on vested restricted stock	(460)	(252)
Excess tax benefits from share-based awards	760	267
Net cash provided by (used in) financing activities	713	(3,448)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,188	3,170
CASH AND CASH EQUIVALENTS - Beginning of period	21,183	23,787
CASH AND CASH EQUIVALENTS - End of period	$28,371	$26,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information - The accompanying condensed consolidated financial statements of Micrel, Incorporated and its wholly-owned subsidiaries (together “Micrel” or the “Company”) as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) that management considers necessary for a fair statement of its financial position, operating results, comprehensive income and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These financial statements should also be read in conjunction with the Company’s critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three Months Ended
	March 31,
	2015	2014
Shares used in computing basic net income per share	56,617	56,388
Dilutive effect of stock options and restricted stock units	1,665	820
Shares used in computing diluted net income per share	58,282	57,208

For the three months ended March 31, 2015 and 2014, 0.3 million and 4.7 million shares underlying stock options, respectively, have been excluded from the weighted-average number of common shares outstanding for the diluted net income per share computations as they were anti-dilutive.

2. RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to change the requirements for reporting discontinued operations. This guidance modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The guidance requires expanded disclosures for discontinued operations for the assets, liabilities, revenues, and expenses of discontinued operations, and also requires an entity to disclose the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This accounting standards update became effective for the Company beginning in the first quarter of 2015 and its adoption did not have an impact on the Company's consolidated financial statements.
In May 2014, the FASB issued an accounting standards update on the recognition of revenue from contracts with customers. The guidance modifies the financial reporting of revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance requires enhanced disclosures for the nature, amount, timing, and uncertainty of revenue that is recognized. In April 2015, the FASB proposed to defer the effective date of this standard. Under the proposal, the Company is required to adopt this standard for its interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The guidance may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

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

3. SHARE-BASED COMPENSATION

Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the employee’s requisite service period. The following table summarizes total share-based compensation expense included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenues	$274	$234
Research and development	861	690
Selling, general and administrative	982	798
Pre-tax share-based compensation expense	2,117	1,722
Less income tax effect	(741)	(549)
Net share-based compensation expense	$1,376	$1,173
During the three months ended March 31, 2015 and 2014, the Company granted 0.4 million and 0.2 million stock options, respectively, at weighted average fair values of $4.04 and $2.79 per share, respectively. The fair value of the Company’s stock options granted under the Company’s option plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2015	2014
Expected term (years)	6.1	6.1
Stock volatility	30.1%	31.0%
Risk-free interest rate	1.6%	2.1%
Dividends during expected term	1.3%	1.8%

The Company also grants RSUs to its employees. In the three months ended March 31, 2015 and 2014, the Company granted 0.4 million and 0.2 million RSUs, respectively, at weighted average fair values of $14.39 and $9.81 per share, respectively.

At March 31, 2015, there was $5.1 million of total unrecognized share-based compensation expense related to non-vested stock option awards and $14.5 million related to non-vested RSUs, which are expected to be recognized over a weighted-average period of 2.7 and 3.1 years, respectively. Total share-based compensation expense capitalized as part of inventory at both March 31, 2015 and December 31, 2014 was $0.2 million.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4. INVESTMENTS

Investments purchased with a remaining maturity of less than three months are classified as cash equivalents. Investments are classified either as short-term or as long-term based on the timing of their maturities and the Company’s ability and intent with regard to those securities (expectations of sales and redemptions). Short-term investments at March 31, 2015 consisted primarily of liquid corporate debt securities, commercial paper, municipal securities and U.S. government agencies securities with maturities ranging from less than one month to less than two years and were classified as available-for-sale securities. Long-term investments at March 31, 2015 consisted of auction-rate notes secured by student loans and were classified as available-for-sale securities. Available-for-sale securities are stated at fair value with unrealized gains and losses included in accumulated other comprehensive loss, a component of shareholders' equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in other income or expense.

A summary of the Company’s short-term investments at March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate Debt Securities	$49,116	$3	$(37)	$49,082	$43,327	$3	$(68)	$43,262
Commercial Paper	9,480	3	(2)	9,481	14,975	5	(3)	14,977
Municipal Securities	5,131	1	—	5,132	5,191	3	—	5,194
U.S. Government Agencies Securities	2,000	2	—	2,002	2,000	—	(5)	1,995
Total	$65,727	$9	$(39)	$65,697	$65,493	$11	$(76)	$65,428
At March 31, 2015, the Company had no short-term investments that have been in a significant continuous unrealized loss position for more than twelve months.

A summary of the Company’s long-term investments at March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015				December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Auction-rate Notes	$1,500	$—	$(64)	$1,436	$1,500	$—	$(64)	$1,436
At March 31, 2015, the Company had $1.5 million of auction-rate notes. Auction-rate notes are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be in excess of ten years. At the end of each reset period, which occurs every seven days for the securities held by the Company, investors can sell or continue to hold the securities at par. As a result of sell orders exceeding buy orders, auctions for the student loan-backed notes held by the Company have failed at March 31, 2015. To date the Company has collected all interest receivable on all of its auction-rate notes when due and expects to continue to do so in the future. The principal associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to a remaining contractual maturity of 33 years. The Company has classified all auction-rate notes as long-term investments at March 31, 2015 and December 31, 2014. In the event of a failed auction, the notes bear interest at a predetermined maximum rate based on the credit rating of notes as determined by one or more nationally recognized statistical rating organizations. For the auction-rate notes held by the Company at March 31, 2015, the maximum interest rate is generally one month LIBOR plus 1.5% based on the notes' rating as of that date.

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

The types of instruments valued based on unobservable inputs consist of the auction-rate notes held by the Company. Such instruments are classified within Level 3 of the fair value hierarchy. The Company estimated the fair value of these auction-rate notes using a combination of observable transactions for similar securities and a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction-rate notes. Based on this assessment of fair value, at March 31, 2015, the Company determined there was a cumulative decline in the fair value of its auction-rate notes and recorded less than $0.1 million ($0.1 million pre-tax) temporary impairment of these notes to accumulated other comprehensive income, a component of shareholders’ equity.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial assets measured at fair value on a recurring basis at March 31, 2015 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$9,704	$—	$—	$9,704
Corporate Debt Securities (2)	—	49,082	—	49,082
Commercial Paper (2)	—	9,481	—	9,481
Municipal Securities (2)	—	5,132	—	5,132
U.S. Government Agencies Securities (2)	—	2,002	—	2,002
Auction-rate Notes (3)	—	—	1,436	1,436
Total	$9,704	$65,697	$1,436	$76,837

Financial assets measured at fair value on a recurring basis at December 31, 2014 were as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Money Market Funds (1)	$4,725	$—	$—	$4,725
Corporate Debt Securities (2)	—	43,262	—	43,262
Commercial Paper (2)	—	14,977	—	14,977
Municipal Securities (2)	—	5,194	—	5,194
U.S. Government Agencies Securities (2)	—	1,995	—	1,995
Auction-rate Notes (3)	—	—	1,436	1,436
Total	$4,725	$65,428	$1,436	$71,589
__________
(1) Included in cash and cash equivalents
(2) Included in short-term investments
(3) Included in long-term investments

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy.

For the three months ended March 31, 2015, the changes in the Company’s Level 3 securities (consisting of auction-rate notes) were as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance, December 31, 2014	$1,436
Transfers in and/or out of Level 3	—
Total unrealized gains, before tax, included in other comprehensive income	—
Sales	—
Ending balance, March 31, 2015	$1,436

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$13,733	$15,395
Work in process	26,397	27,500
Raw materials	1,164	1,241
Total inventories	$41,294	$44,136
6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

	Life	March 31, 2015	December 31, 2014
Machinery and equipment	5 years	$190,006	$189,335
Land	—	8,101	8,101
Buildings and improvements	*	54,517	54,483
Computer equipment and software	3 years	11,158	11,094
Office furniture and fixtures	5 years	1,534	1,528
		265,316	264,541
Accumulated depreciation		(206,766)	(204,088)
Total property, plant and equipment, net		$58,550	$60,453
__________
* Buildings are depreciated over 10 years to 30 years. Leasehold improvements are depreciated over the shorter of the useful life or respective lease terms.

Depreciation expense for the three months ended March 31, 2015 and 2014 was $2.8 million and $2.7 million, respectively.

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

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table sets forth the components of intangible assets as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed and core technology	$7,443	$(2,017)	$5,426	$7,443	$(1,810)	$5,633
Customer relationships	3,800	(1,322)	2,478	3,800	(1,181)	2,619
Trademarks	610	(390)	220	610	(370)	240
In-process research and development	1,300	—	1,300	1,300	—	1,300
	$13,153	$(3,729)	$9,424	$13,153	$(3,361)	$9,792
The above intangible assets acquired in connection with the Discera acquisition in 2013 in the amount of $2.7 million, the PhaseLink acquisition in 2012 in the amount of $8.3 million and other acquired intangible assets in the amount of $2.1 million are amortized over their estimated useful lives ranging from one to ten years using the straight-line method. Total intangible amortization expense for the three months ended March 31, 2015 and 2014 was $0.4 million and $0.5 million, respectively. The Company expects to complete the acquired in-process development projects for Phaselink and Discera in the remainder of 2015 and begin amortizing the related developed technology intangible assets prior to the end of 2015.

The estimated future amortization expense of intangible assets at March 31, 2015 was as follows (in thousands):

Year Ending December 31,
2015 (remaining nine months)	$1,168
2016	1,510
2017	1,281
2018	1,223
2019	1,140
Thereafter	3,102
$9,424

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation	$6,596	$7,050
Accrued commissions	1,469	1,605
Accrued restructuring	41	360
Other accrued liabilities	3,938	3,854
Total accrued liabilities	$12,044	$12,869

9. BORROWING ARRANGEMENTS

Under the terms of an unsecured credit facility with Bank of the West that expires on April 30, 2015, the Company has a $5.0 million line of credit available for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. Interest rates under the facility are based on one of three interest rates, at the Company’s option: (1) a variable alternate base rate plus 1.0%, the alternate base rate being the greater of (x) Bank of the West’s prime rate, (y) the Fed Funds Rate plus 0.5% or (z) daily adjusted one-month LIBOR plus 1.0%; (2) floating one-month LIBOR plus 2.0% or (3) fixed LIBOR for one, two, three or six month periods, plus 2.0%. The credit agreement includes certain restrictive covenants and, at March 31, 2015, the Company was in compliance with such covenants. At March 31, 2015, the Company had no borrowings under the line of credit facility.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company's borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on behalf of the Company. The letters of credit are issued to guarantee payments for the Company's workers compensation program. At March 31, 2015, there was $0.3 million in letters of credit outstanding.

10. MAJOR CUSTOMERS

During the three months ended March 31, 2015, distributors A and B accounted for 24% and 19% of total net revenues, respectively. During the three months ended March 31, 2014, distributors A and B accounted for 28% and 23% of total net revenues, respectively. These distributors sell Micrel's products to many customers across various end markets.

At March 31, 2015, distributors A, C and B accounted for 26%, 16%, and 14% respectively, of total accounts receivable. At December 31, 2014, distributors A, C and B accounted for 24%, 15% and 13%, respectively, of total accounts receivable.

11. SEGMENT REPORTING

The Company currently operates in one segment: the design, manufacturing, marketing and sale of semiconductor products.

The Company generates revenue from four product groups:  Linear and Power; Timing and Communications; LAN; and Foundry.  The following table sets forth the net revenues attributable to our four product groups as a percentage of total net revenues:

	Three Months Ended
Net Revenues by Product Group	March 31,
	2015	2014
Net Revenues:
Linear and Power	53%	55%
Timing and Communications	24	22
LAN	21	20
Foundry	2	3
Total net revenues	100%	100%

The Company recorded revenue from customers throughout the United States, Canada and Mexico (collectively referred to as “North America”); the United Kingdom, Italy, Germany, France, Israel, Sweden, Hungary, Austria, Finland, Switzerland and other European countries (collectively referred to as “Europe”); Korea, Taiwan, Singapore, China, Japan, Hong Kong, Malaysia and other Asian countries (collectively referred to as “Asia”). Revenues by major geographic area are based on the geographic location of the original equipment manufacturers (“OEMs”) or the distributors who have purchased the Company's products. The geographic locations of the Company's distributors may be different from the geographic locations of the end customers.

The following table sets forth the net revenues by geographic region as a percentage of total net revenues, for the periods presented:

	Three Months Ended
Net Revenues by Geographic Region	March 31,
	2015	2014
Net Revenues:
North America	23%	27%
Asia	62%	57%
Europe	15%	16%
Total net revenues	100%	100%

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

At March 31, 2015, the Company has not recorded any accrual for contingent liabilities associated with the legal proceedings described above based on the assessment that liabilities are not probable. Further, ranges of possible losses in these matters cannot be reasonably estimated at this time.

13. SHARE REPURCHASE PROGRAM

On August 20, 2014, the Company announced that its Board of Directors authorized the repurchase of $25.0 million of the Company’s common stock, which increased the total approval for repurchase since February 2010 to $145.0 million. Under our stock repurchase program, at March 31, 2015, we have remaining authorization to repurchase $29.0 million of our common stock.

Shares of common stock purchased pursuant to the repurchase program are canceled from outstanding shares upon repurchase. Share repurchases are recorded as a reduction to common stock to the extent available. Any amounts repurchased which are in excess of the existing total common stock balance are recorded as a reduction of retained earnings. Share repurchases are intended to reduce the number of outstanding shares of common stock to increase shareholder value and offset dilution from the Company’s stock incentive plans and ESPP. During the three months ended March 31, 2015, the Company repurchased 0.1 million shares of its common stock for an aggregate price of $1.7 million, excluding $0.2 million of cash paid in the three months ended March 31, 2015 for the settlement of shares repurchased in December 2014.

14. INCOME TAXES

The income tax provision for the three months ended March 31, 2015 and 2014, as a percentage of income before taxes was 32.3% and 31.3%, respectively.

At March 31, 2015, the gross liability for uncertain tax positions was $7.9 million and the net liability, reduced for the federal effects of potential state tax exposures, was $6.2 million. If these uncertain tax positions are sustained upon tax authority audit, or otherwise become certain, a net $3.6 million would favorably affect the Company’s tax provision in such future periods. The remaining $2.6 million would increase deferred tax assets on which a valuation allowance is placed and would be expected to also increase the valuation allowance by a corresponding amount. The $3.6 million liability is included in long-term income taxes payable. The Company does not anticipate a significant change to unrecognized tax benefits for uncertain income tax positions within the next 12 months.

The Company continues to recognize interest and penalties related to unrecognized tax benefits as part of the income tax provision. At March 31, 2015 and December 31, 2014, the Company had $0.3 million and $0.3 million, respectively, accrued for interest and none accrued for penalties in both periods. These accruals are included as a component of long-term income taxes payable.

The Company is required to file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2010 and forward. Significant state tax jurisdictions include California and Texas, and generally, the Company is subject to routine examination for years 2008 and forward in these jurisdictions. In addition, any research and development credit carryforwards that were generated in prior years and utilized in these years may also be subject to examination by respective state taxing authorities. Generally, the Company is subject to routine examination for years 2007 and forward in various foreign tax jurisdictions in which it operates.

MICREL, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred tax assets and liabilities result primarily from temporary differences between book and tax bases of assets and liabilities and state research and development credit carryforwards. The Company had net deferred tax assets of $23.5 million at March 31, 2015. The Company must regularly assess the likelihood that future taxable income levels will be sufficient to ultimately realize the tax benefits of these net deferred tax assets. The Company currently believes that future taxable income levels will be sufficient to realize the tax benefits of these deferred tax assets except for a valuation allowance of $12.7 million and $12.2 million that was established against state deferred tax assets at March 31, 2015 and December 31, 2014, respectively. Should the Company determine that future realization of these tax benefits is not more likely than not, additional valuation allowances would be established which would increase the Company's tax provision in the period of such determination.

Included in net deferred tax assets are credit carryforwards. The Company has available state research and development credit carryforwards of approximately $22.9 million, for which a full valuation allowance has been provided for. The state research credit carryforwards are not subject to expiration and may be carried forward indefinitely until utilized.

15. DIVIDENDS

On January 27, 2015, the Company’s Board of Directors declared a cash dividend of $0.05 per share of common stock. The aggregate payment of $2.8 million was paid on February 25, 2015 to shareholders of record as of February 11, 2015.

16. RESTRUCTURING CHARGES

In 2014, the Company continued its efforts to reduce operating expenses. Therefore, in the third quarter of 2014, the Company recorded restructuring charges of $0.5 million related to workforce reductions and facility closure. In the fourth quarter of 2014, the Company recorded restructuring charges of $0.5 million related to workforce reductions.

In the fourth quarter of 2013, the Company recorded restructuring charges of $1.4 million related to workforce reductions.

The Company paid $0.3 million related to severance costs for the three months ended March 31, 2015. The following table summarizes the activity related to the accrual for restructuring charges for the three months ended March 31, 2015 by event (in thousands):

	Plan Initiated in Q4'13	Plan Initiated in Q3'14	Plan Initiated in Q4'14	Total
Balance at December 31, 2014	$20	$71	$269	$360
Payments	(20)	(38)	(261)	(319)
Balance at March 31, 2015	$—	$33	$8	$41

17. SUBSEQUENT EVENTS

On April 21, 2015, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on May 21, 2015 to shareholders of record at the close of business on May 7, 2015. This dividend will be recorded in the second quarter of 2015 and is expected to be approximately $2.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include, but are not limited to statements regarding: future revenues and dependence on product sales; the levels of international sales; the effect of global market conditions on revenue levels, profitability and results of operations; future products or product development; statements regarding fluctuations in our results of operations; future returns and price adjustments and allowance; future uncollectible amounts and doubtful accounts allowance; future research and development spending and our product development strategy; our markets, product features and performance; product demand and inventory to service such demand; competitive threats and pricing pressure; the effect of dependence on third parties; our future use and protection of intellectual property; future expansion or utilization of manufacturing capacity; future expenditures; current or future acquisitions; the ability to meet anticipated short term and long term cash requirements; effect of changes in market interest rates on investments; our need and ability to attract and retain certain personnel; the cost and outcome of litigation and its effect on us; the future realization of tax benefits; and share-based incentive awards and expectations regarding future share-based compensation expense. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “believe,” “estimate,” “may,” “can,” “will,” “could,” “would,” “intend,” “objective,” “plan,” “expect,” “likely,” “potential,” “possible” or “anticipate” or the negative of these terms or other comparable terminology and similar expressions. All forward-looking statements included in this document are based on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements, including those risks discussed under “Risk Factors” and elsewhere in this Report, except as required by applicable law. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. Additional factors that may affect operating results are contained within the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overview.

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

On January 20, 2015, we announced that our Board of Directors had formed a Transaction Committee comprised of three independent directors to undertake a comprehensive review of strategic alternatives which could enhance value for shareholders. We have engaged a financial advisor and outside counsel in connection with the process. There can be no assurance that our review of strategic alternatives will result in any transaction.

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

Our family of local area network (“LAN”) solutions products targets the automotive, industrial automation and control, communications and smart home control markets. This product portfolio consists of physical layer transceivers (“PHY”), media access controllers (“MAC”), switches, application specific standard products (“ASSP”) and system-on-a-chip (“SoC”) products that support transmission speeds up to one Gigabit per second. We continue to transition our LAN solutions portfolio to higher value switch, ASSP and SoC products. These solutions enable our customers to develop cloud-enabled end-points and IP-adaptation devices with relatively low investment of time and resources and take advantage of emerging cloud-based services and Internet of Things (“IoT”) infrastructure. Emerging high value markets in automotive and industrial contributed over 50% of our LAN revenue in 2014.

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

Net Revenues by Product Group	Three Months Ended March 31,
	2015	2014
Net Revenues:
Linear and Power	53%	55%
Timing and Communications	24	22
LAN	21	20
Foundry	2	3
Total net revenues	100%	100%

Our products address a wide range of end markets. Net revenues by end market categorization are based on the estimated predominant category of the OEM or distributor purchasing the parts. The eventual end market where our products are incorporated may differ, especially for parts sold through distribution channels. Our industrial products address a wide range of end markets such as automotive, control and automation, electronic instrumentation, financial terminals, security, medical and metering. Our wireline communication products are deployed within carrier infrastructure such as LTE/4G, optical transport networking (OTN) and fiber to the home (FTTH) networks. Our Enterprise/Cloud Infrastructure products are used in storage, switches, routers and servers for datacenters and enterprise networks. Our mobility products are suited for IoT devices and low power battery powered mobile devices such as smart phones and tablets. Our Other products are primarily silicon foundry services and custom products. The following table presents our estimated revenues by end market as a percentage of total net revenues.

Net Revenues by End Market	Three Months Ended March 31,
	2015	2014
As a Percentage of Total Net Revenues:
Industrial and Automotive	54%	54%
Wireline Communications	17	18
Enterprise / Cloud Infrastructure	17	16
Mobility	10	10
Other	2	2
Total net revenues	100%	100%

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies and estimates for the three months ended March 31, 2015, compared with our critical accounting policies and estimates disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth certain operating data as a percentage of total net revenues for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net revenues	100.0%	100.0%
Cost of revenues	49.4	47.8
Gross profit	50.6	52.2
Operating expenses:
Research and development	24.1	25.9
Selling, general and administrative	19.6	20.8
Total operating expenses	43.7	46.7
Income from operations	6.9	5.5
Interest and other income, net	—	0.1
Income before income taxes	6.9	5.6
Provision for income taxes	2.2	1.8
Net income	4.7%	3.8%

Net Revenues. For the three months ended March 31, 2015, net revenues decreased 3.2% to $58.0 million from $59.9 million for the same period in the prior year. The decrease resulted primarily from the decreased demand for our products serving the wireline communications end market and industrial and automotive end market, which was partially offset by an increase in demand for our products serving the mobility end market.

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

International sales represented 77% of net revenues for the three months ended March 31, 2015 compared to 73% of net revenues for the three months ended March 31, 2014. Sales to customers in Asia represented 62% of net revenues for the three months ended March 31, 2015, compared to 57% of net revenues for the three months ended March 31, 2014. The trend for our customers to move their electronics manufacturing to Asian countries has resulted in increased pricing pressure for us and other semiconductor manufacturers. The increased concentration of electronics procurement and manufacturing in the Asia Pacific region has led, and may continue to lead, to continued price pressure for our products in the future.

Gross Profit. Gross profit is affected by a variety of factors including the volume of product sales, product mix, manufacturing capacity utilization, inventory write-downs and recoveries, product yields and average selling prices. Our gross profit margin was 50.6% for the three months ended March 31, 2015, compared to 52.2% for the three months ended March 31, 2014. Our gross profit continues to be negatively impacted by average selling price erosion, product mix and lower capacity utilization.

Research and Development Expenses. Research and development (“R&D”) expenses as a percentage of net revenues represented 24.1% for the three months ended March 31, 2015, compared to 25.9% for the three months ended March 31, 2014. On a dollar basis, R&D expenses decreased $1.5 million, or 9.8%, to $14.0 million for the three months ended March 31, 2015 from $15.5 million for the three months ended March 31, 2014. This decrease was primarily due to restructuring and other cost reduction initiatives implemented in 2014.

We believe that the development and introduction of new products is critical to our future success and expect to continue our investment in research and development activities in the future.

Selling, General and Administrative Expenses. As a percentage of net revenues, selling, general and administrative (“SG&A”) expenses represented 19.6% for the three months ended March 31, 2015, compared to 20.8% for the three months ended March 31, 2014. On a dollar basis, SG&A expenses decreased $1.0 million, or 8.5%, to $11.4 million for the three months ended March 31, 2015 from $12.4 million for the three months ended March 31, 2014. This decrease was primarily due to restructuring and other cost reduction initiatives implemented in 2014.

Share-Based Compensation. Our results of operations for the three months ended March 31, 2015 and 2014 included $2.1 million and $1.7 million, respectively, of non-cash expense related to the fair value of share-based compensation awards. Share-based compensation expense is included in the statements of income in cost of revenues, R&D expenses and SG&A expenses (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Interest and Other Income, net. Interest and other income, net was a net income of less than $0.1 million for the three months ended March 31, 2015 and 2014. Interest income reflects income from short-term and long-term investments and money market funds.

Provision for Income Taxes. For the three months ended March 31, 2015, the provision for income taxes was $1.3 million, or 32.3% of income before taxes, compared to $1.0 million, or 31.3% of income before taxes for the three months ended March 31, 2014.

The income tax provision for these interim periods differs from taxes computed at the federal statutory rate primarily due to the tax effects of share-based compensation and federal qualified production activity deductions.

Liquidity and Capital Resources

Since inception, our principal sources of funding have been our cash from operations, bank borrowings and sales of common stock. Principal sources of liquidity at March 31, 2015 consisted of cash, cash equivalents and short-term investments of $94.1 million and a $5.0 million unsecured credit facility from a commercial bank.

We generated $10.0 million in cash from operating activities during the three months ended March 31, 2015. Significant cash flows included cash provided by net income of $2.7 million plus additions for non-cash activities of $6.3 million (consisting primarily of $3.4 million in depreciation and amortization, $2.1 million in share-based compensation expense, and a $0.7 million increase in deferred income taxes), combined with a $2.8 million decrease in inventories and $2.1 million decrease in accounts receivable, which were offset in part by a $3.1 million decrease in accounts payable.

We generated $6.4 million in cash from operating activities during the three months ended March 31, 2014. Significant cash flows included cash provided by net income of $2.3 million plus additions for non-cash activities of $4.1 million (consisting primarily of $3.5 million in depreciation and amortization and $1.7 million in share-based compensation expense, partially offset by a $0.8 million increase in deferred income taxes) combined with a $1.6 million decrease in prepaid taxes, a $2.0 million increase in deferred income on shipments to distributors, $1.2 million increase in accounts payable and a $1.2 million decrease in inventories which were offset in part by a $6.5 million increase in accounts receivable.

We used $3.5 million of cash for investing activities during the three months ended March 31, 2015, primarily comprised of $17.9 million for the purchase of investments and $3.3 million of purchases of property, plant and equipment, offset by $17.7 million in proceeds from the sales and maturities of investments.

We received $0.2 million of cash for investing activities during the three months ended March 31, 2014, primarily comprised of $18.8 million in proceeds from the sales and maturities of investments, partially offset by $17.3 million in purchases of investments and $1.3 million of purchases of property, plant and equipment.
We received $0.7 million of cash for financing activities during the three months ended March 31, 2015, primarily comprised of $5.1 million in proceeds from employee stock transactions, partially offset by $2.8 million for the payment of cash dividends and $1.9 million for the repurchases of our common stock.

We used $3.4 million of cash for financing activities during the three months ended March 31, 2014, primarily for the repurchases of $3.0 million of our common stock and $2.8 million for the payment of cash dividends, which were partially offset by $2.4 million in proceeds from employee stock transactions.

We currently intend to spend approximately $4.0 million to $8.0 million to purchase capital equipment and make facility improvements during the remainder of 2015 primarily for manufacturing equipment and additional research and development related software and equipment.

On April 21, 2015, our Board of Directors declared a cash dividend of $0.05 per outstanding share of common stock payable on May 21, 2015 to shareholders of record at the close of business on May 7, 2015. This dividend will be recorded in the second quarter of 2015 and is expected to be approximately $2.8 million.

On August 20, 2014, we announced that our Board of Directors authorized the repurchase of $25.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $145.0 million. Under our stock repurchase program, at March 31, 2015, we have remaining authorization to repurchase $29.0 million of our common stock. During the three months ended March 31, 2015, we repurchased 0.1 million shares of our common stock for an aggregate price of $1.7 million, excluding $0.2 million of cash paid in the three months ended March 31, 2015 for the settlement of shares repurchased in December 2014.

We believe that our cash from operations, existing cash balances and our short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. In the longer term, we believe future cash requirements will continue to be met by our cash from operations, credit arrangements and future debt or equity financings as required.

At March 31, 2015, we held $1.5 million in principal of senior auction-rate notes secured by student loans. Auctions for these auction-rate notes have failed at March 31, 2015. The fair value of these notes, $1.4 million, has been classified as long-term investments at March 31, 2015. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities or the underlying securities have matured. For additional information regarding our investments, see Note 4 of Notes to the Condensed Consolidated Financial Statements.

At March 31, 2015, we had cash, cash equivalents and short-term investments of $94.1 million, of which $11.4 million was held by our foreign subsidiaries. Some of these available cash, cash equivalents and short-term investments are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. To date, we have not experienced loss or lack of access to our invested cash or cash equivalents with the exception of investments in auction-rate notes; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Recently Issued Accounting Standards

Please refer to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the expected impact of recently issued accounting standards.

Contractual Obligations and Commitments

At March 31, 2015, we had the following contractual obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,033	$904	$991	$138	$—
Open purchase orders	14,270	14,270	—	—	—
Software licenses purchase obligations	1,183	718	310	155	—
Total	$17,486	$15,892	$1,301	$293	$—

Open purchase orders are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of the transactions.

Borrowing agreements consisted of a $5.0 million unsecured credit facility for general working capital needs, which includes a $5.0 million letter of credit sub-facility including a $2.0 million foreign exchange sub-facility. At March 31, 2015, we had no borrowings under the credit facility. Our borrowing arrangements include a provision for the issuance of commercial or standby letters of credit by the bank on our behalf, which are issued to guarantee payments for our workers compensation program. At March 31, 2015, there was $0.3 million in letters of credit outstanding.

At March 31, 2015, we had $6.2 million of net unrecognized tax benefits consisting of $3.6 million included in long-term income taxes payable and $2.6 million recorded as a reduction to deferred tax assets. We do not anticipate a significant change to the $3.6 million long-term uncertain income tax positions within the next twelve months. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the year in which the future cash flows may occur and therefore have not included them in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities or commodity contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2015, we had $1.5 million in principal of senior auction-rate notes secured by student loans remaining. Auctions for these auction-rate notes have failed at March 31, 2015. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuers redeem the securities, or the issuers repay principal over time from cash flows prior to final maturity or final payments come due according to a remaining contractual maturity of 33 years. As a result, we may have limited or no ability to liquidate our investment and fully recover the carrying value of our investment in the near term. At March 31, 2015, we have recorded less than $0.1 million ($0.1 million pre-tax) temporary impairment of these securities to accumulated other comprehensive loss, a component of shareholders’ equity. If it is determined that the fair value of these securities is other than temporarily impaired, we would record a loss, which could be material, in our statements of income in the period such other-than-temporary decline in fair value is determined. We currently have the ability and intent to hold these investments until a recovery of the auction process occurs or the issuers redeem the securities, or until maturity if neither of those occurs.

At March 31, 2015, we had no fixed-rate long-term debt subject to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information included in Note 12 of Notes to Condensed Consolidated Financial Statements under the caption “Commitments and Contingencies” in Item 1 of Part I is incorporated herein by reference.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q should be read in conjunction with the descriptions of risks associated with our business, financial condition and results of our operations as set forth in Item 1A - Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to the risk factors previously disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2014, we announced that our Board of Directors authorized the repurchase of another $25.0 million of our common stock, which increased the total approval for repurchase since February 2010 to $145.0 million. After taking into account repurchases already completed, the total available for repurchase, at March 31, 2015, was $29.0 million.

The authorization will stay in effect until the authorized aggregate amount is expended or the authorization is modified by the Board of Directors. The timing and amount of any repurchase of shares is determined by our management, based on our evaluation of market conditions, cash on hand and other factors. Share repurchases are recorded as a reduction of common stock to the extent available. Any amounts in excess of common stock are recorded as a reduction of retained earnings. Repurchases of our common stock during the first quarter of 2015 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in thousands)
January 2015	110,400	$13.94	110,400	$29,117
February 2015	11,300	14.02	11,300	28,959
March 2015	—	—	—	28,959
Total First Quarter 2015	121,700	13.95	121,700

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

MICREL, INCORPORATED
(Registrant)

Date:	April 23, 2015	By	/s/ Robert E. DeBarr
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