Form 10-K/A
period 2014-12-31
MICREL INC
filed 2015-04-24
CIK 932111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
(Amendment No.1)

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
As of January 31, 2015, the Registrant had outstanding 56,417,092 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.

MICREL, INCORPORATED

EXPLANATORY NOTE; FORWARD-LOOKING STATEMENTS

Micrel, Incorporated (“Micrel,” the “Company,” “we,” “us,” or “our” is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2015 (the “Original Filing”). Because our definitive proxy statement relating to our 2015 annual meeting of stockholders (our “Proxy Statement”) will not be filed with the SEC within 120 days from the fiscal year ended December 31, 2014, this amendment includes the information required in Part III, Items 10 through 14 that would otherwise have been incorporated by reference to the Proxy Statement. Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update the disclosures contained in the Original Filing in any way other than as required to reflect the amendments described above and reflected in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Filing and other filings made with the SEC on or after the date of the Original Filing.

We have made forward-looking statements in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. You should note that an investment in our securities involves certain risks and uncertainties that could affect our future results. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of certain factors, including those set forth in “Risk Factors” beginning on page 12 of the Original Filing.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risks described in “Risk Factors” included in our Original Filing, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” in our Original Filing and elsewhere in this report could harm our business and adversely affect our results.

All forward-looking statements made by us are expressly qualified in their entirety by the Risk Factors and other cautionary statements set forth in this report and the Original Filing. Except as required by federal securities laws, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth certain information regarding the directors of the Company, including ages as of March 31, 2015.

Name	Age	Position	Director Since
Raymond D. Zinn	77	President, Chief Executive Officer and Chairman of the Board of Directors	1978
John E. Bourgoin (2)(3)(4)(5)	69	Director	2010
Daniel Heneghan (1)(3)(4)	59	Director	2008
Robert R. Herb (2)(3)(4)	53	Director	2014
Neil J. Miotto (1)(2)	68	Director	2007
Frank W. Schneider (1)(2)(3)	73	Director	2007

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.
(4) Member of the Transaction Committee.
(5) Lead Independent Director.
The principal occupations and positions of the current directors named above as of March 31, 2015 for at least the past five years and the specific experiences, qualifications, attributes and skills that led the Board of Directors (the “Board”) to conclude that each director should serve on our Board are as follows:
Raymond D. Zinn is a co-founder of Micrel and has been our President, Chief Executive Officer and Chairman of our Board of Directors since our inception in 1978. As our Chief Executive Officer, Mr. Zinn gives the Board of Directors insight and in-depth knowledge of the semiconductor industry and Micrel’s specific operations and strategies. He also provides leadership skills and extensive knowledge of semiconductor technology and Micrel’s business environment, which he has gained through his long career with Micrel and in the semiconductor industry. Prior to co-founding Micrel, Mr. Zinn held various management and manufacturing executive positions in the semiconductor industry at Electromask TRE, Electronic Arrays, Inc., Teledyne, Inc., Fairchild Semiconductor Corporation and Nortek, Inc. He holds a B.S. in Industrial Management from Brigham Young University and an M.S. in Business Administration from San Jose State University.
John E. Bourgoin joined Micrel’s Board of Directors in May 2010. Mr. Bourgoin brings more than 35 years of extensive executive management skill and semiconductor industry experience to the Board of Directors. He served as the Chief Executive Officer of MIPS Technologies, Inc. from February 1998 until his retirement on December 31, 2009 and as President since September 1996. Mr. Bourgoin served as Senior Vice President of Silicon Graphics, Inc., or SGI, from September 1996 to May 1998. From 1976 until joining SGI, Mr. Bourgoin was employed at Advanced Micro Devices, Inc., where he held various positions including Group Vice President, Computation Products Group. He served as a Director of MIPS Technologies Inc. from February 1998 until his retirement and as the Chairman of the Board from February 1998 until August 2003. Mr. Bourgoin served as a Director of Stream Processors Inc. from July 2006 until October 2009 and served as a Director at Electronic Design Automation Consortium from August 2006 until April 2010. He has been serving on the board of directors of Lattice Semiconductor Corporation since September 2011. Mr. Bourgoin serves as Chairman of the Compensation Committee, as a member of the Nominating and Corporate Governance Committee and the Transaction Committee and as the Lead Independent Director of our Board of Directors. Mr. Bourgoin holds a B.S.E.E. from the University of Illinois and an M.B.A. from Arizona State University.

Daniel Heneghan was elected to Micrel’s Board of Directors in November 2008. Mr. Heneghan brings more than 25 years of experience in financial and executive positions in semiconductor and high tech industries to the Board of Directors. He served as Chief Financial Officer of Intersil Corporation from its inception in August 1999 until he retired in June 2005. From 1996 to August 1999, Mr. Heneghan was Vice President and Controller of the Semiconductor Business at Harris Corporation (“Harris”). From 1994 to 1996, Mr. Heneghan was Vice President and General Manager of the Digital Products Division at Harris. Mr. Heneghan also served at various times as Division Controller of the Semiconductor Business, Director of Planning and Director of Finance at Harris. He has been serving on the boards of directors of Freescale Semiconductor, Ltd. since July 2010, Pixelworks, Inc. since April of 2006, and NTELOS Holdings Corp. since February 2006, and also works as an advisor to the semiconductor industry. He serves as the Chairman of the Audit Committee and as a member of the Nominating and Corporate Governance Committee and the Transaction Committee of our Board of Directors. Mr. Heneghan holds a B.S. in Accounting from Quincy University in Illinois and an M.B.A. from Western Illinois University.
Robert R. Herb joined Micrel's Board of Directors in September 2014.  Mr. Herb brings more than 30 years of experience in the semiconductor and information technology industries to the Board of Directors.  Since 2005 he has served as a Partner with Scale Venture Partners, a venture firm with more than $1 billion under management, focused on investments in information technology companies.  Prior to joining Scale Venture Partners, Mr. Herb’s career at Advanced Micro Devices, Inc. spanned from 1983 to 2004 in various capacities.  Mr. Herb served as AMD’s Chief Marketing Officer from April 1998 until December 2004 and as an Executive Vice President in AMD’s Office of the CEO from March 2000 until December 2004.  From 2005 until 2012, he served on the Board of Directors of MIPS Technologies, Inc.  Mr. Herb has been serving on the Board of Directors of Lattice Semiconductor Company since August 2013.  He serves as Chairman of the Transaction Committee and as a member of the Compensation Committee and the Nominating and Corporate Governance Committee of our Board of Directors.  He holds a B.S. in Electrical Engineering from the University of Illinois, Champaign-Urbana.
Neil J. Miotto joined Micrel’s Board of Directors in February 2007. Mr. Miotto brings extensive financial risk assessment and financial reporting experience to the Board of Directors. He is a retired assurance partner of KPMG LLP where he was a partner for 27 years until his retirement in September 2006. While at KPMG, Mr. Miotto also served as an SEC reviewing partner. He is a member of the American Institute of Certified Public Accountants. Mr. Miotto serves as a member of the Audit Committee and the Compensation Committee of our Board of Directors. He has been serving on the board of directors of GigOptix, Inc. since December of 2008. He holds a B.B.A. from Baruch College of The City University of New York.
Frank W. Schneider joined Micrel’s Board of Directors in May 2007. Mr. Schneider brings more than 40 years of management skill and experience in the semiconductor, electronic component and systems industries to the Board of Directors. From October 2003 to January 2006, Mr. Schneider served as President and Chief Executive Officer of ION Systems, Inc., a privately-held manufacturer of electrostatic management systems. In January 2006, ION Systems was acquired by MKS Instruments, Inc. where Mr. Schneider served as Vice President and General Manager until his retirement in March 2009. Prior to these roles, Mr. Schneider was the President and Chief Executive Officer of GHz Technology, Inc., until its merger with Advanced Power Technology, Inc. Subsequent to the merger, Mr. Schneider served as the Chief Operating Officer for the Radio Frequency business unit. Mr. Schneider also served as a member of the advisory Board of Neomagic, Inc. and held various management and executive positions with Sharp Electronics Corporation, Philips Semiconductor and Corning Electronics. He has been serving on the board of directors of GigOptix, Inc. since June 2010. Mr. Schneider serves as a member of the Audit Committee and the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee of our Board of Directors. He holds a B.S. in Electrical Engineering from West Virginia University and an M.B.A. from Northwestern University’s Kellogg School of Business.

CERTAIN INFORMATION WITH RESPECT TO EXECUTIVE OFFICERS
Information regarding each of our executive officers as of March 31, 2015 is set forth below.

Name	Age	Position
Raymond D. Zinn	77	President, Chief Executive Officer and Chairman of the Board of Directors
Robert DeBarr	58	Chief Financial Officer, Vice President of Finance and Human Resources
James G. Gandenberger	54	Vice President of Worldwide Operations & Foundry Business
Mansour Izadinia	52	Senior Vice President
Rami Kanama	46	Vice President of Timing and Communications
Jung-Chen Lin	61	Vice President of LAN Solutions
David Schwartz	58	Vice President of Worldwide Sales
Colin Sturt	45	Vice President of Corporate Development, General Counsel and Corporate Secretary
The principal occupations and positions for at least the past five years of the executive officers named above, other than Mr. Zinn whose information is included above, are as follows:
Robert DeBarr has served as Chief Financial Officer and Vice President of Finance and Human Resources since October 2013. Prior to joining us, Mr. DeBarr served from September 2011 through June 2012 with Texas Instruments Incorporated as a financial executive with responsibility for integrating the acquisition of National Semiconductor Corporation which became effective in September 2011.  He served as the Treasurer of National Semiconductor from June 2005 to September 2011.  Prior to that, he served in a variety of positions for over twenty years at National Semiconductor including as Corporate Controller and Chief Accounting Officer.  Mr. DeBarr has also served as Chairman of the Board of PremierOne Credit Union since January 2013 and previously served as the Chairman of the Board for National 1st Credit Union from 1997 until its merger with the San Jose Credit Union at the end of December 2012 which resulted in the formation of the PremierOne Credit Union. He was actively involved in the integration of these credit unions during 2013.  Mr. DeBarr holds an M.B.A. in Finance from Golden Gate University and a B.S. in Accounting from San Jose State University.
James G. Gandenberger has served as Vice President of Worldwide Operations & Foundry Business since November 2007. From July 2002 to November 2007, he served as Vice President of Wafer Fab Operations. Mr. Gandenberger joined us in October 2000 as Managing Director of Wafer Fab Operations. Prior to joining us, Mr. Gandenberger was employed by National Semiconductor Corporation from 1997 to 2000 as the Managing Director of Santa Clara Wafer Fabs. From 1994 to 1997, he was employed by Asyst Technologies where he held the position of Vice President of Sales and Marketing. From 1984 to 1994, Mr. Gandenberger served in a variety of positions at LSI Logic, where his last position was Director of Operations of the VLSI CMOS Division. He holds a B.S. in Business Administration from Saint Mary’s College and an M.B.A. from Golden Gate University.
Mansour Izadinia has served as Senior Vice President responsible for High Performance Linear and Power Solutions since January 2011 and was responsible for Timing and Communications from June 2012 to January 2015. Before joining Micrel, he was employed by Integrated Device Technology, Inc. (“IDT”) as Chief Technology Officer from October 2010 to January 2011 and as Senior Vice President of Analog and Power Division from July 2009 to October 2010. Prior to joining IDT, Mr. Izadinia served as Vice President of the System and Power Management business unit at Maxim Integrated Products, Inc. where he worked for over fifteen years until July 2009. Prior to Maxim, he held various engineering and management positions at National Semiconductor Corporation. Mr. Izadinia holds a B.S.E.E. from the University of California at Los Angeles and M.S.E.E. from Santa Clara University.
Rami Kanama has served as Vice President of Timing and Communications since June 2012 and as President of Micrel’s PhaseLink subsidiary since April 2012. From April 2012 to June 2012, he served as Vice President of Clock and Timing Products. Mr. Kanama joined us in January 2008 and served until April 2012 as Senior Director of Marketing for High Bandwidth Products. Prior to joining Micrel, Mr. Kanama was the Vice President of Marketing and Sales at Redfern Integrated Optics, Inc. Prior to Redfern, he held various management positions at Infineon Technologies and Tyco Electronics (previously AMP, Inc.). Mr. Kanama holds a B.S.E.E. degree from McMaster University.

Jung-Chen Lin has served as Vice President of LAN Solutions since April 2003. He joined us through the acquisition of Kendin Communications Inc. in May 2001 as Vice President of Design of Kendin Operations. Prior to the acquisition, he served as Vice President of Engineering at Kendin from 1996 to 2001. Prior to Kendin, Mr. Lin was employed by Pericom Semiconductor Corp as Design Manager of the Data Communication Group from April 1995 to April 1996. He worked for Hitachi Micro Systems, Inc. as Principle Engineer from August 1993 to April 1995. From 1990 to 1993, he was employed by Vitesse Semiconductor Corp., where he held a design manager position. From 1986 to 1990, he worked for Philips Components at various locations as Senior Member of Technical Staff in the Mixed Signal Circuit Design area. Mr. Lin holds a B.S.E.E. from National Taiwan University and a Ph.D. and an M.S.E.E. from the University of Cincinnati.
David Schwartz has served as Vice President of Worldwide Sales since June 2011. Before joining Micrel, he held the position of Vice President of Worldwide Sales at Advanced Analogic Technologies, Inc. from February 2009 to March 2011. Prior to that, he was employed as Vice President of Worldwide Sales and Marketing for Oxford Semiconductor from October 2006 to January 2009. Prior to Oxford, Mr. Schwartz served in various executive and management sales positions for Renesas Technology America, Mitsubishi Electronics America, and Motorola Semiconductor. Mr. Schwartz holds a Bachelor in Electrical Engineering from the Pratt Institute and an M.B.A. from Fairleigh Dickinson University.
Colin Sturt has served as Vice President of Corporate Development, General Counsel and Corporate Secretary since August 2014. He joined the Company in March 2010 as General Counsel and Corporate Secretary and was subsequently promoted to Vice President, General Counsel and Corporate Secretary in November 2011, and Vice President of Corporate Development, General Counsel and Corporate Secretary in August 2014. Prior to joining Micrel, Mr. Sturt worked as a corporate attorney at Davis Polk and Wardwell LLP from October 2006 to February 2010. He previously worked at National Semiconductor Corporation in the areas of organization and operational improvement, project management and operations support management. He holds a J.D. from the Columbia University Law School. He also holds a B.A. and two masters degrees, in Organizational Behavior and International and Area Studies, from Brigham Young University.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Under the securities laws of the United States, our directors, executive officers and any persons holding more than ten percent of our common stock (“Reporting Persons”) are required to report, to the SEC and to the NASDAQ Stock Market, their initial ownership of our stock and other equity securities and any subsequent changes in that ownership, and to furnish us with copies of all these reports they file. As a matter of practice, an administrative staff member assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files these reports on their behalf.
Based solely on our review of the copies of such reports received by us and written representations from certain Reporting Persons that no other such reports were required, we believe that during 2014, all Reporting Persons complied with all applicable filing requirements, except for the following late report: Mr. John Bourgoin was late in filing a Form 4 to report a grant of 1,250 restricted stock units on November 20, 2014.
Code of Ethics
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
Nomination Process
There have been no material changes to the procedures set forth in our 2014 Proxy Statement filed with the SEC on April 4, 2014 by which security holders may recommend nominees to our Board of Directors.

Audit Committee
We have an Audit Committee composed of independent directors. The Audit Committee is responsible for the appointment, compensation and oversight of our independent registered public accounting firm, directing and monitoring our internal audit function, reviewing and monitoring the annual audit of our financial statements, internal controls, accounting practices and policies and related tasks as specified in its charter or required by the applicable NASDAQ rules. The members of the Audit Committee presently are Messrs. Heneghan (Chairman), Miotto, and Schneider, each an independent director as determined in accordance with Rule 10A-3(b)(1) of the Exchange Act and in accordance with the listing standards of the NASDAQ Stock Market. Messrs. Miotto and Heneghan qualify as audit committee financial experts within the definition adopted by the SEC in Item 407(d)(5)(ii) of Regulation S-K. In 2014, the Audit Committee met in person five times, with each member of the Audit Committee attending at least 75% of those meetings.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of compensation arrangements of our named executive officers, or NEOs, should be read together with the compensation tables and related disclosures set forth below. Our NEOs for 2014 were as follows: Raymond D. Zinn, President, Chief Executive Officer and Chairman of the Board; Robert E. DeBarr, Chief Financial Officer and Vice President of Finance and Human Resources; James G. Gandenberger, Vice President of Worldwide Operations and Foundry Business; Mansour Izadinia, Senior Vice President; and Colin Sturt, Vice President of Corporate Development, General Counsel and Corporate Secretary.
Compensation Objectives
The Compensation Committee believes that compensation paid to our NEOs should: align with our performance over the short-term and long-term; be linked to specific, measurable results intended to create value for shareholders; recognize and reward individual contributions to our performance; and enable us to attract and retain key executives critical to our long-term success.
The Compensation Committee has the following objectives in establishing compensation for NEOs:

•	Attract and retain executives of superior ability and managerial talent to drive our success;

•	Align executive compensation with our corporate strategies, business objectives and the long-term interests of our shareholders;

•	Motivate our leaders to deliver strong business results and achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals;

•	Balance rewards for executives between short-term results and the long-term strategic decisions needed to ensure sustained success for us and our shareholders over time;

•
Enhance executives’ incentive to increase our stock price and maximize shareholder value, as well as promote retention of key people, by providing a portion of total executive compensation in the form of our stock options or restricted stock units;

•	Allow executives to share in our financial success; and

•	Reflect a total rewards perspective by balancing fixed and variable pay and cash and equity awards.
Our compensation program will change from time to time, as necessary to support corporate objectives.  The specific principles, components and decisions used in 2014 to set executive compensation are discussed below.
Shareholder Advisory Vote on Executive Compensation
At our 2014 Annual General Meeting of Shareholders our shareholders voted in a non-binding advisory vote to approve the compensation of our NEOs. The Compensation Committee reviewed the result of the shareholders’ advisory vote on executive compensation. In light of the approval by a substantial majority of our shareholders of the compensation programs described in our 2014 Proxy Statement (representing over 97.9% of the shares represented in person or by proxy at the meeting and entitled to vote), the Compensation Committee did not implement changes to our executive compensation programs as a result of the shareholders’ advisory vote. The compensation for each of the Company’s NEOs for fiscal year 2014 continues to reflect our compensation objectives detailed above.

Components of Executive Compensation
Our compensation program for NEOs is comprised of the following components:

•	Base salary;

•	Annual cash incentive bonus opportunity;

•	Discretionary stock option and/or restricted stock unit grants; and

•	401(k) plan and medical, life and disability insurance and other benefits available to our employees generally.
Consistent with our performance-based compensation philosophy, our executive compensation includes at-risk awards in the form of both cash bonuses and equity awards.  In determining total potential compensation and the mix between cash and equity compensation, the Compensation Committee considers each compensation component separately. It also considers both short-term incentives and long-term incentives to align the interests of the NEOs with the interests of our shareholders.
To tie compensation directly to performance, there is no minimum award or compensation required by the annual bonus program or our equity incentive program.
Determination of Compensation Awards
The Compensation Committee has primary authority to design and approve compensation for our NEOs.  The Compensation Committee has authority to engage independent consultants to advise the Compensation Committee and assist with the execution of its duties and responsibilities.  The Compensation Committee is comprised entirely of independent directors.  The Compensation Committee operates under a written charter adopted by our Board of Directors which can be found on our website at www.micrel.com.  In assessing the compensation of the NEOs, the Compensation Committee considers the performance of the Company, the executive’s contribution to that performance, comparisons to other executive officers holding similar positions and responsibilities at other companies, management recommendations and other factors (including tenure and experience, retention concerns and historical compensation).
The Compensation Committee refers to several reference points when making executive compensation decisions, including compensation survey data available from Radford Advisory Services (“Radford”), individual performance reviews, internal compensation equity, the individual circumstances and role of the executive, and the recommendations of the Chief Executive Officer and the Chief Financial Officer and Vice President of Finance and Human Resources.
We participate in an industry compensation survey and subscribe to a service provided by Radford. Information provided in Radford’s Benchmark and Executive Surveys (the “Benchmark Surveys”) is used as a reference point for information when making salary and equity award compensation decisions. The Benchmark Surveys are based on Radford’s database of compensation information for participating semiconductor companies in the San Francisco Bay Area and participating semiconductor companies nationwide. While the Compensation Committee reviewed the statistical compensation data and elements derived from the Benchmark Surveys, specific surveys did not include, nor was the Compensation Committee aware of, the identity of the specific companies. The Benchmark Surveys capture base salary, incentive and equity data for full-time, US-based employees, including executives, categorized by job classification.
The Compensation Committee also reviews management recommendations and performance evaluations in setting NEO compensation.  Each of our NEOs participates in an annual performance review of the Chief Executive Officer and the Chief Executive Officer conducts an annual performance review of each of the other executives.

Base Salary
Base salaries are determined at the time executives are hired or promoted to their positions, at which point the Compensation Committee references their previous salary levels, Radford survey data for similarly situated executives and the Chief Executive Officer’s recommendation. The Compensation Committee reviews NEO salaries in conjunction with the Company’s annual performance review cycle and typically approves increases in line with average target salary increases for the Company’s employees generally who achieve threshold performance ratings. These salary increases go into effect on the NEO’s next hire date anniversary following approval of the increase. The Compensation Committee may also make adjustments to NEO salaries based on individual performance, changes to duties and functions, Radford salary increase survey data, the Company’s financial performance, recommendations of the Chief Executive Officer, internal pay equity and retention concerns during the annual review cycle or at any other time. Salary changes approved at any time other than during the annual review cycle typically take effect immediately after approval. The 2014 annual salary increase approved for each of Mr. Zinn, Mr. DeBarr and Mr. Gandenberger was 3.0%, which was consistent with target average annual salary increases for our employees who achieved threshold performance ratings. The Compensation Committee approved the 3.0% salary increase substantially in line with Radford annual salary increase survey data. The Compensation Committee approved a 5.0% salary increase for Mr. Izadinia, 2.0% above the 3.0% target to enhance retention value of his overall compensation. The Compensation Committee approved a 10.0% salary increase for Mr. Sturt in connection with his promotion to Vice President of Corporate Development in addition to his responsibilities as General Counsel and Corporate Secretary. The NEOs did not receive any other salary increases in 2014.
Performance-Based Compensation
NEOs are eligible to receive annual cash bonus compensation based on their share of an officer bonus pool which is determined by the Company’s achievement of specified corporate performance measures pursuant to an annual incentive program established by the Compensation Committee. However, the Compensation Committee may exercise discretion to adjust individual payouts significantly based on individual and business performance and recommendations of the Chief Executive Officer.
For 2014, the officer bonus pool was comprised of 15.5 portions. The Compensation Committee assigned four portions of the pool to the Chief Executive Officer, two portions to the Senior Vice President and one portion to each of the other NEOs. The remaining portions were allocated to officers who were not NEOs. It made this allocation based on each NEO’s ability to influence results commensurate with their responsibilities and with general reference to Radford comparative bonus information. The Compensation Committee established a target pay out value of approximately $100,000 per share of the bonus pool.
In line with previous years, the Compensation Committee established a model in November 2013 representing the total aggregate potential bonus pool available for all officers based on the Company’s achievement of non-GAAP earnings per share across a range of possible values for 2014. Under this model, a target payout of $100,000 per share of the bonus pool corresponds to $0.41 non-GAAP earnings per share, which the Compensation Committee deemed an appropriate goal for 2014. Non-GAAP earnings per share excluded the impact of revenue and the related cost of revenues from the conversion of distributors to a sell-in revenue recognition model, equity-based compensation, other unusual operating income and expense items, unusual tax expenses, restructuring charges and related tax effects. The Compensation Committee selected non-GAAP earnings per share as the program metric because it deems non-GAAP earnings per share to be an objective and clear measure of the Company’s financial performance.

The following chart sets forth the total potential officer bonus pool size (in thousands of dollars) approved by the Compensation Committee for a range of non-GAAP earnings per share values in 2014.
The officer bonus pool begins with non-GAAP earnings per share of $0.16 and increases in a linear fashion with increasing non-GAAP earnings per share levels.  The non-GAAP earnings per share achieved by the Company for the previous three years - 2011, 2012 and 2013 - was $0.60, $0.38 and $0.39, respectively.  The bonus pool may be adjusted by the Compensation Committee to account for unusual events such as extraordinary transactions, restructuring, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Compensation Committee does not consider the effect of such events indicative of Company performance. Payments under the program are contingent upon continued employment at the time of payment, though pro rata bonus payments may be paid in the event of death or disability based on actual performance relative to the performance measures. The Compensation Committee has approved a similar cash incentive bonus program for 2015.
Based on the Company’s achievement of non-GAAP earnings per share of $0.31 for 2014, the Compensation Committee approved a total officer bonus pool of $1,132,000. The 2014 bonuses for each NEO were based on their respective portions of the bonus pool. For 2014, cash incentive payments for each of the NEOs were as follows: Mr. Zinn received $292,129 (four portions); Mr. DeBarr received $73,032 (one portion); Mr. Gandenberger received $73,032 (one portion); Mr. Izadinia received $146,065 (two portions); and Mr. Sturt received $36,516 (half of a portion).
In addition to Mr. Sturt’s one half portion of the executive bonus pool, in 2014, Mr. Sturt was eligible to receive up to a maximum of $50,000 payable in four quarterly installments of up to $12,500, based on achieving spending targets for legal fees established each quarter by the Company’s Chief Executive Officer. These criteria were met for each quarter of 2014 and Mr. Sturt received the full bonus amount for each quarter for a total of $50,000.
Discretionary Long-Term Equity Incentive Awards
Long-term equity incentives are a significant element of total NEO compensation. Our NEOs are eligible to receive awards of stock options and/or restricted stock units under our 2012 Equity Incentive Award Plan (the “2012 Plan”).  Our 2012 Plan, which is administered by the Compensation Committee, also allows for performance-based awards and other equity-related incentives such as stock appreciation rights, dividend equivalents, stock payments and deferred stock.
Grants of options to purchase shares of our common stock represent high-risk and potential high-return long-term incentives, as vesting typically occurs over four to five years and the realizable value of each option can fall to zero if the stock price is lower than the exercise price established on the date of grant.  NEOs can elect to receive restricted stock units instead of stock options at a ratio of three option shares for one restricted stock unit. Restricted stock units pose lower-risk and lower potential returns for our executives but can increase retention value of equity awards while still aligning NEO interests with the interests of our shareholders.

Stock option or restricted stock unit grants to NEOs are typically approved by the Compensation Committee once a year.  The Compensation Committee, in its sole discretion, may also approve additional grants from time to time, to reflect, for example, a significant change in job responsibility, recognition of significant achievements, special incentive, internal equity or retention concerns. These additional grants may take the form of stock options or restricted stock units which vest over time, or vest based on the achievement of specific performance criteria.  For the annual grant process, the Vice President of Finance and Human Resources provides the Compensation Committee with Benchmark Survey data regarding the median level of equity awards for similarly situated executives.  Based on such data, and the Compensation Committee’s assessment of the annual performance of the Company and individual NEOs, internal pay equity considerations and recommendations by the Chief Executive Officer, the Compensation Committee determines the amount of any equity award to NEOs.
Stock option and restricted stock unit awards approved by the Compensation Committee are awarded with a grant date that is the date of the Compensation Committee meeting on which the equity awards are approved or the date of the last approval if the award is granted by the Compensation Committee pursuant to a unanimous written consent. The exercise price of any options awarded is set at the “fair market value” of the common stock underlying the option on the grant date.  The fair market value of our common stock as of a given date will be equal to the closing price of a share of our common stock on the NASDAQ Global Select Market on such given date, or if shares were not traded on such given date, then on the next preceding date on which a trade occurred.  Because the exercise price of these options is equal to the fair market value of our common stock on the date of grant, these stock options will deliver a reward only if the stock price appreciates from the price on the date the stock options were granted.  This design is intended to focus the NEOs on the long-term enhancement of shareholder value.
Stock options granted to NEOs generally have a four or five year vesting schedule, with vesting occurring in equal installments on each anniversary of the grant date in order to provide an incentive for continued employment.  Stock options generally expire ten years from the date of the grant.  Restricted stock units granted to NEOs under our 2012 Plan generally have either a four-year vesting schedule, with vesting occurring in equal installments on each anniversary of the grant date or a five year vesting schedule, with vesting occurring in equal installments on each of the third, fourth and fifth anniversary of the grant date.
As part of the 2014 annual award process to ensure our executives’ interests are aligned with shareholders on an ongoing basis, the Compensation Committee approved annual awards of 65,000 restricted stock units and an option to purchase 195,000 shares for Mr. Zinn, 27,000 restricted stock units for Mr. Gandenberger, and 18,000 restricted stock units for Mr. Sturt. The amounts of the awards were determined by the Compensation Committee following its review of Benchmark Survey data for annual equity awards for participating companies in northern California as well as participating companies nationwide with revenue between $100 million and $500 million. The annual grants for Mr. Zinn, Mr. Gandenberger and Mr. Sturt were each at approximately the 50th percentile of the Radford survey data based on the value of equity the participants in the Radford surveys had granted to similarly situated executives. The Compensation Committee took into account the preferences of Mr. Zinn, Mr. Gandenberger and Mr. Sturt in allocating their awards between options and restricted stock units based on a three-for-one option for restricted stock unit ratio, to improve the retention value of the awards and provide compensation packages tailored to incentivize each NEO without increasing the cost to our company.
The Compensation Committee did not make equity awards under the annual award program to Mr. DeBarr or Mr. Izadinia because of their relatively recent new hire equity awards. However, the Compensation Committee approved a special equity award of 10,000 restricted stock units to Mr. Izadinia based on performance and retention. The Committee also approved an additional award of 10,000 restricted stock units to Mr. Sturt in connection with his promotion to Vice President of Corporate Development in addition to his responsibilities as Vice President, General Counsel and Corporate Secretary in August of 2014. The Compensation Committee referenced Radford survey data for similarly situated executives and the Chief Executive Officer’s recommendation in making these awards.
In 2012, the Compensation Committee approved a performance-based vesting stock option to purchase up to 125,000 shares of common stock for Mr. Izadinia as a special incentive to increase revenue growth of our High Performance Linear and Power Solutions (“LPS”) product group. Twenty-five percent of Mr. Izadinia’s performance-based option will vest for each year from 2013 through 2016 that LPS product group revenue growth equals or exceeds the average annual revenue growth of a group of analog companies made up of Texas Instruments Incorporated, Linear Technology Corporation, Maxim Integrated Products, Inc., Semtech Corporation, Intersil Corporation, Analog Devices, Inc., ON Semiconductor Corporation and Monolithic Power Systems, Inc. (collectively, the “Analog Comparison Companies”). For each year from 2013 through 2016 that LPS revenue growth fails to equal or exceed that of the Analog Comparison Companies, 25% of the option award will be forfeited and not vest. For 2014, the performance criteria were not achieved, so options to purchase 31,250 shares did not vest and were forfeited.
Other Elements of Compensation and Perquisites
Medical Insurance.  We provide to each NEO, the NEOs spouse and dependents such health, dental and vision insurance as we may from time to time make available to our other executive officers and all full-time, regular employees.

Life and Disability Insurance.  We provide to each NEO such disability and/or life insurance as we, in our sole discretion, make available generally to our other employees.
Automobile Allowance.  We provided the Chief Executive Officer with an allowance of approximately $28,775 for automobile-related expenses in 2014.
Change in Control and Severance Benefits. In 2014, the Compensation Committee approved a new standardized form of change in control agreement for our officers, including our NEOs. The form of agreement and benefits thereunder were established by the Compensation Committee after review of similar types of arrangements. Each of our NEOs entered into this new form of agreement during 2014, except for Mr. Izadinia who elected to maintain his previously existing agreement. The details of arrangements currently provided for NEOs are discussed in detail under the heading “Change in Control and Severance Arrangements” below.
Other Compensation Policies
Stock Ownership and Holding Guidelines. To further our objective of aligning the interests of management with shareholders, in 2013, the Compensation Committee adopted stock ownership guidelines for our executive officers. Under the guidelines, our Chief Executive Officer should acquire and maintain a level of ownership of Company stock that has a value approximately equal to three times his annual salary and each of our other executive officers should acquire and maintain a level of ownership of Company stock that has a value approximately equal to their annual salary. The ownership level is to be achieved within five years of the effective date of the guidelines (for officers serving as of the adoption of the guidelines) or the date the person first becomes an executive officer for newly hired or promoted executive officers. Our Chief Executive Officer’s Company stock ownership significantly exceeds his target level and our other NEOs also exceed their target ownership guidelines. Our NEOs are encouraged to retain net shares obtained through vesting of restricted stock units or exercise of stock options until they reach their ownership targets.
Policy Regarding Deductibility of Compensation
We have considered the potential effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our NEOs. Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for each of its NEOs (other than the Chief Financial Officer), unless compensation is performance based. Where reasonably practicable, we may seek to qualify the variable compensation paid to our NEOs for an exemption from the deductibility limitations of Section 162(m). As such, in approving the amount and form of compensation for our NEOs, the Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 162(m). However, the Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

EXECUTIVE COMPENSATION
Summary Compensation Table for 2014
The following table sets forth the total annual compensation earned for the years ended December 31, 2014, 2013 and 2012 by each of our NEOs.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Raymond D. Zinn	2014	356,595	637,000	547,950	292,129	30,715	1,864,389
President, Chief Executive Officer	2013	306,385	474,700	413,243	—	30,175	1,224,503
and Chairman of the Board	2012	389,729	522,712	473,070	—	29,723	1,415,234

Robert E. DeBarr	2014	260,695	—	—	73,032	1,940	335,667
Vice President of Finance and Human Resources	2013	62,308	430,000	270,000	—	—	762,308
and Chief Financial Officer

James G. Gandenberger	2014	288,602	264,600	—	73,032	1,940	628,174
Vice President of Worldwide	2013	280,196	249,127	—	77,919	2,138	609,380
Operations and Foundry Business

Mansour Izadinia	2014	368,793	98,000	—	146,065	1,940	614,798
Senior Vice President	2013	356,686	46,900	—	121,208	2,138	526,932
	2012	351,500	—	326,379	—	2,139	680,018

Colin Sturt	2014	235,498	295,400	—	86,516	1,940	619,354
Vice President of Corporate Development,
General Counsel and Corporate Secretary

(1)
Amounts shown do not reflect compensation actually received by the NEO. Instead, the dollar value of these awards is the aggregate grant date fair value of restricted stock unit or option awards calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) and disregards estimates of forfeitures. For a discussion of the assumptions made in the valuation, please see Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. The actual value, if any, that may be realized from an option award is contingent upon the satisfaction of the conditions to vesting in that award, and upon the excess of the stock price over the exercise price, if any, on the date an option award is exercised. There is no assurance that the value, if any, eventually realized will correspond to the amount shown.

(2)
Represents automobile-related allowances for Mr. Zinn of $28,775 for 2014, $28,037 for 2013, and $27,585 for 2012; and contributions by the Company to the Company’s defined contribution plan for each NEO.

Grants of Plan-Based Awards during 2014
The following table provides certain information with respect to the grant of plan-based awards to each of the NEOs during the fiscal year ended December 31, 2014.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Securities Underlying Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (4)($)
		Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(i)	(j)	(k)	(l)
Raymond D.	—	—	400,000	—	—	—	—	—
Zinn	2/25/14	—	—	—	—	195,000	10.30	547,950
	2/25/14	—	—	—	65,000	—	—	637,000

Robert E.	—	—	100,000	—	—	—	—	—
DeBarr

James G.	—	—	100,000	—	—	—	—	—
Gandenberger	2/25/14	—	—	—	27,000	—	—	264,600

Mansour	—	—	200,000	—	—	—	—	—
Izadinia	2/25/14	—	—	—	10,000	—	—	98,000

Colin	—	—	50,000	—	—	—	—	—
Sturt	—	—	50,000	—	—	—	—	—
	2/25/14	—	—	—	18,000	—	—	176,400
	8/28/14	—	—	—	10,000	—	—	119,000

(1)
The incentive bonus plan payout structure varied across a range of possible non-GAAP earnings per share results, beginning at $0.16 per share. The values provided in column (d) represent the approximate payouts that would have been paid out based on 2014 performance of $0.41 non-GAAP earnings per share. There was no guaranteed minimum bonus. There was no maximum limit to the potential bonuses payable under the plan. For Mr. Sturt, $50,000 of the value in column (d) is based on his receiving a one half portion of the executive bonus plan and the other $50,000 is the maximum bonus available based on achieving quarterly spending targets for legal fees established by the Company's Chief Executive Officer.

(2)
Each restricted stock unit award vests with respect to 25% of the shares subject to the award on each of the first four anniversaries of the date of grant, subject to the NEO’s continued services to the Company through each vesting date.

(3)
Each option vests with respect to 20% of the shares subject to the option on each of the first five anniversaries of the date of grant, subject to the NEO’s continued service to the Company through each vesting date.

(4)
Represents the aggregate grant date fair value of option awards calculated in accordance with FASB ASC Topic 718 and disregards estimates of forfeitures. For a discussion of the assumptions made in the valuation, please see Note 9 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. The actual value, if any, that may be realized from an option award is contingent upon the satisfaction of the conditions to vesting in that award, and upon the excess of the stock price over the exercise price, if any, on the date the option award is exercised.

Outstanding Equity Awards at 2014 Year-End
The following table shows grants of stock options and restricted stock units outstanding on December 31, 2014, the last day of our fiscal year, for each of our NEOs.

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units That Have Not Vested ($) (3)
(a)		(b)	(c)	(d)		(e)	(f)	(g)	(h)
Raymond D.	03/09/05	69,688	—	—		10.76	03/09/15	—	—
Zinn	03/02/06	80,000	—	—		16.21	03/02/16	—	—
	02/23/07	112,500	—	—		13.25	02/23/17	—	—
	02/21/08	72,600	—	—		7.41	02/21/18	—	—
	05/21/09	200,000	—	—		7.85	05/21/19	—	—
	02/25/10	160,000	40,000	—		10.31	02/25/20	—	—
	02/16/11	142,800	95,200	—		14.31	02/16/21	—	—
	05/24/12	65,000	97,500	—		9.93	05/24/22	—	—
	05/28/12	—	—	—		—	—	27,084	392,989
	03/25/13	—	—	—		—	—	35,250	511,478
	03/25/13	28,200	112,800	—		10.52	03/25/23	—	—
	02/25/14	—	—	—		—	—	65,000	943,150
	02/25/14	—	195,000	—		10.30	02/25/24	—	—

Robert E.	10/02/13	20,000	80,000	—		9.10	10/02/23	—	—
DeBarr	10/02/13	—	—	—		—	—	37,500	544,125

James G.	03/02/06	20,000	—	—		14.74	03/02/16	—	—
Gandenberger	02/23/07	4,600	—	—		12.05	02/23/17	—	—
	02/25/10	—	10,000	—		9.37	02/25/20	—	—
	02/16/11	30,000	20,000	—		14.31	02/16/21	—	—
	12/06/11	—	—	—		—	—	8,250	119,708
	03/25/13	—	—	—		—	—	18,500	268,435
	02/25/14	—	—	—		—	—	27,000	391,770

Mansour	01/24/11	180,000	120,000	—		13.18	01/24/21	—	—
Izadinia	01/24/11	—	—	—		—	—	16,250	235,788
	09/13/12	—	—	62,500	(4)	10.87	09/13/22	—	—
	08/22/13	—	—	—		—	—	3,750	54,413
	02/25/14	—	—	—		—	—	10,000	145,100

Colin	03/01/10	40,000	10,000	—		10.00	03/01/20	—	—
Sturt	11/21/11	30,000	20,000	—		9.69	11/21/21	—	—
	04/02/12	—	—	—		—	—	5,000	72,550
	08/22/13	—	—	—		—	—	3,750	54,413
	09/26/13	—	—	—		—	—	3,750	54,413
	02/25/14	—	—	—		—	—	18,000	261,180
	08/28/14	—	—	—		—	—	10,000	145,100

(1)
Unless otherwise noted, these options vest over five years in equal installments on each anniversary date of the grant, subject to the NEO’s continued services to the Company through each vesting date.

(2)
Unless otherwise noted, these restricted stock units vest over four years in equal installments on each anniversary date of the grant, subject to the NEO’s continued services to the Company through each vesting date.

(3)
Market value is computed by multiplying the closing price ($14.51 per share) of Micrel’s common stock on the last trading day of the fiscal year (December 31, 2014) by the number of shares reported in the adjacent column.

(4)
Twenty-five percent of this option award will vest for each year from 2013 through 2016 that our LPS product group revenue growth equals or exceeds the average annual revenue growth of the Analog Comparison Companies. For each year from 2013 through 2016 that LPS revenue growth fails to equal or exceed that of the group of Analog Comparison Companies, 25% of the option award will be forfeited and not vest or roll over to another year.

Option Exercises and Stock Vested During 2014
The following table shows all NEO option awards exercised and stock awards vesting during 2014 and the value realized upon exercise and vesting.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
(a)	(b)	(c)	(d)	(e)
Raymond D. Zinn	—	—	25,292	275,314
Robert E. DeBarr	—	—	12,500	151,625
James G. Gandenberger	101,011	307,723	14,416	183,841
Mansour Izadinia	—	—	17,500	175,588
Colin Sturt	—	—	5,366	63,834

(1)	The value realized represents the excess of fair market value of the underlying shares at the time of exercise over the exercise price of the options.

(2)	The value realized is the number of shares vesting multiplied by the closing trading price of Micrel’s common stock on the respective vesting date.
Pension Plan, Deferred Compensation
We have no pension plan. We do not have a non-qualified deferred compensation program. Neither the Company nor any executive officer made any contributions to, or received any earnings from, a non-qualified deferred compensation program in 2014.
Change in Control and Severance Arrangements
In 2014, the Compensation Committee approved a new standardized form of change in control agreement for our officers, including our NEOs. The form of agreement and benefits thereunder were established by the Compensation Committee after review of similar types of arrangements at similarly situated companies in the semiconductor industry. Each of our NEOs entered into this new form of agreement during 2014, except for Mr. Izadinia who elected to maintain his previously existing agreement. Accordingly, each of our NEOs have change in control agreements whereby if they are subject to constructive termination or termination without cause during a change of control period, they are entitled, subject to executing and not revoking a general release of claims, to certain benefits. For Mr. Zinn, these include: (i) a cash lump sum, less applicable withholdings, equal to 24 months of his base salary then in effect or in effect immediately prior to the change of control, whichever is higher, (ii) a cash lump sum, less applicable withholdings, equal to his target annual bonus then in effect or in effect immediately prior to the change of control, whichever is higher, (iii) payment or reimbursement of 12 months of healthcare coverage premiums, and (iv) accelerated vesting of all of his outstanding equity awards, including stock options and restricted stock units. The benefits for Messrs. DeBarr, Gandenberger and Sturt are substantially identical to Mr. Zinn, except that instead of 24 months of base salary, they would receive 12 months.
For the purposes of these agreements, change in control means the consummation of any of the following transactions:

•
sale, transfer or disposition of substantially all of our assets other than to (i) an entity which is majority owned by us, (ii) an entity owned by holders of our capital stock in substantially the same proportions as their ownership in our common stock, or (iii) to an entity in which the holders of at least a majority of the shares of our voting capital stock outstanding immediately prior to such transaction continue to hold a majority of the shares of our voting capital stock outstanding immediately after such transaction;

•
merger, consolidation or other business combination transaction with or into any other entity other than to an entity in which the holders of at least a majority of the shares of our voting capital stock outstanding immediately prior to such transaction continue to hold a majority of the shares of our voting capital stock outstanding immediately after such transaction;

•
acquisition of any of our voting securities by any person immediately after which such person has beneficial ownership of fifty percent or more of the combined voting power of our then outstanding securities; and

•
a change in the composition of our board of directors, as a result of which fewer than a majority of directors are directors at the time of the agreements or nominated for election by the such directors (and specifically do not include individuals nominated in actual or threatened proxy contest other than by our board of directors).

For the purposes of these agreements, a change of control period means the period of time commencing on the earliest of (i) the date our board of directors approves either a letter of intent or a term sheet that contemplates one or more transactions that, if completed, would constitute a change of control, (ii) the date that a proposed transaction with the Company which, if completed, would constitute a change of control is publicly announced, or (iii) the date that is six months prior to a change in control; and ending on the 12-month anniversary of the date of a change in control.
They will also have to abide by certain confidentiality and non-solicitation restrictive covenants to receive the above severance and change in control benefits.
For purposes of these agreements, “cause” means:

•	theft, dishonesty or falsification of any employment or Company records;

•	malicious or reckless disclosure of our confidential or proprietary information;

•
commission of any immoral or illegal act or any gross or willful misconduct where the board of directors reasonably determines that such act or misconduct has (a) seriously undermined the ability of our board of directors or management to entrust them with important matters or otherwise work effectively with them, (b) contributed to our loss of significant revenues or business opportunities; or (c) significantly and detrimentally affected our business or our reputation or any of our subsidiaries; or

•
the failure or refusal to follow the reasonable and lawful directives of our board of directors or Chief Executive Officer, provided such failure or refusal continues after their receipt of reasonable notice in writing of such failure or refusal and an opportunity to correct the problem.

For purposes of these agreements, “constructive termination” means resignation from employment after the occurrence, without their written consent, of any of the following conditions as long as the condition continues more than 30 days following their written notice of such condition, within 90 days of the first occurrence of the condition, and their resignation is effective within 60 days following such notice period:

•
a material adverse change in either reporting structure applicable to them or their title, function, job responsibilities or duties, taking into account the Company’s size, status as a public company and capitalization as of the date they entered into the agreements;

•	a reduction in their base salary of more than 15 percent except in connection with a reduction in base salary affecting all senior management employees in substantially the same proportions;

•	material relocation of their office to a place more than 20 miles from its then present location, except required travel on the Company’s business; or

•
our failure to obtain an agreement from our successor to assume and agree to perform their agreements in the same manner and to the same extent that we would be required to perform if no succession had taken place.

The following table reflects the amounts that would have been payable under the agreements currently in effect for Messrs. Zinn, DeBarr, Gandenberger and Sturt as of December 31, 2014, had the triggering events occurred on December 31, 2014. Actual amounts in the event of a change in control may differ.

Triggering Event	Base Salary($) (1)	Bonus($) (2)	Accelerated Vesting of Restricted Stock Units($) (3)	Accelerated Vesting of Stock Options($) (4)	Payment of Medical Benefits Premiums($) (5)	Total($)
Termination without cause or constructive termination during a change in control period
Raymond D. Zinn	882,626	400,000	1,847,616	1,904,612	17,633	5,052,487
Robert E. DeBarr	278,100	100,000	544,125	432,800	18,492	1,373,517
James G. Gandenberger	294,878	100,000	779,913	55,400	17,633	1,247,824
Colin Sturt	254,871	100,000	587,655	141,500	28,800	1,112,826

(1)	Represents 24 months of base salary for Mr. Zinn and 12 months of base salary for the other NEOs, at the annual rate in effect as of December 31, 2014.

(2)	Represents individual annual target bonus in effect as of December 31, 2014.

(3)
Represents the market value of accelerated vesting of all restricted stock units held by each NEO. The value is computed by multiplying the closing price ($14.51 per share) of Micrel’s common stock on the last trading day of December 31, 2014 by the number of outstanding restricted stock units which would have vested.

(4)
Represents the market value of accelerated vesting of all stock options held by each NEO. The value is computed by multiplying the excess of the closing price ($14.51 per share) of Micrel’s common stock on the last trading day of December 31, 2014 above the exercise price of the options by the number of shares underlying the options.

(5)	Represents approximately one year of post-termination healthcare coverage.

If Mr. Izadinia is subject to constructive termination or termination without cause within 12 months after a change in control, Mr. Izadinia is entitled, subject to executing and not revoking a general release of claims, to (i) a cash lump sum, less applicable withholdings, equal to 12 months of his base salary then in effect, (ii) a cash lump sum, less applicable withholdings, equal to an estimated prorated share of his target annual bonus at the rate then in effect, provided that such prorated bonus shall not be more than 70% of his base salary then in effect, and (iii) payment or reimbursement of 12 months of healthcare coverage premiums.
Furthermore, immediately prior to a change in control, each of Mr. Izadinia’s outstanding equity awards, including stock options and restricted stock units, would vest and become exercisable with respect to the number of shares that would have vested in the 24 months following the change in control. Such acceleration would not apply to his performance-based option award vesting.
If Mr. Izadinia is subject to constructive termination or termination without cause other than within 12 months after a change in control, Mr. Izadinia is entitled, subject to executing and not revoking a general release of claims, to (i) a cash lump sum, less applicable withholdings, equal to 12 months of his base salary then in effect and (ii) payment or reimbursement of 12 months of healthcare coverage premiums.
For purposes of these agreements, “change in control” means the consummation of any of the following transactions:

•
sale or disposition of substantially all of our assets other than to (i) an entity which is majority owned by us, (ii) an entity owned by holders of our capital stock in substantially the same proportions as their ownership in our common stock, or (iii) to an entity in which the holders of at least a majority of the shares of our voting capital stock outstanding immediately prior to such transaction continue to hold a majority of the shares of our voting capital stock outstanding immediately after such transaction;

•
merger, consolidation or other business combination transaction with or into any other entity other than to an entity in which the holders of at least a majority of the shares of our voting capital stock outstanding immediately prior to such transaction continue to hold a majority of the shares of our voting capital stock outstanding immediately after such transaction; or

•
acquisition of any of our voting securities by any person immediately after which such person has beneficial ownership of fifty percent or more of the combined voting power of our then outstanding securities.

For purposes of these agreements, “cause” means:

•	theft, dishonesty or falsification of any employment or Company records;

•	malicious or reckless disclosure of our confidential or proprietary information;

•
commission of any immoral or illegal act or any gross or willful misconduct where our board of directors reasonably determines that such act or misconduct has (a) seriously undermined the ability of our board of directors or management to entrust them with important matters or otherwise work effectively with them, (b) contributed to our loss of significant revenues or business opportunities; or (c) significantly and detrimentally affected our business or our reputation or any of our subsidiaries; or

•
the failure or refusal to follow the reasonable and lawful directives of the board of directors or Chief Executive Officer, provided such failure or refusal continues after their receipt of reasonable notice in writing of such failure or refusal and an opportunity to correct the problem.

For purposes of these agreements, “constructive termination” means resignation from employment after the occurrence, without their written consent, of any of the following conditions as long as the condition continues more than thirty days following their written notice of such condition, within 90 days of the first occurrence of the condition, and their resignation is effective within 30 days following such notice period:

•
a material reduction in their job responsibilities or duties, provided, that neither a mere change in title alone, or reassignment following the consummation of a change in control to a position substantially similar to the position held prior to the transaction constitutes a material reduction in job responsibilities or duties;

•	a reduction in their base salary of more than fifteen percent except in connection with a reduction in base salary affecting all senior management employees; or

•	material relocation of their office to a place more than fifty miles from its then present location, except required travel on the Company’s business;

•	or, for Mr. Izadinia, our material breach of any of our obligations under his offer letter.
The following table reflects the amounts that would have been payable under the arrangements in place for Mr. Izadinia as of December 31, 2014 had the triggering events occurred on December 31, 2014. Actual amounts may differ.

Triggering Event	Base Salary($) (1)	Bonus($) (2)	Accelerated Vesting of Restricted Stock Units($) (3)	Accelerated Vesting of Stock Options($) (4)	Payment of Medical Benefits Premiums($) (5)	Total($)
Change in control	—	—	344,613	159,600	—	504,213
Termination without cause or constructive termination outside of 12 months following a change in control	390,113	—	—	—	28,800	418,913
Termination without cause or constructive termination within 12 months following a change in control	390,113	200,000	344,613	159,600	28,800	618,913

(1)	Represents 12 months of base salary at the annual rate in effect as of December 31, 2014.

(2)	Represents annual target bonus without proration because December 31st is the end of the annual bonus period.

(3)
Represents the market value of 24 months of accelerated vesting of restricted stock units for Mr. Izadinia. The value is computed by multiplying the closing price ($14.51 per share) of Micrel’s common stock on the last trading day of December 31, 2014 by the number of outstanding restricted stock units which would have vested.

(4)
Represents the market value of 24 months of accelerated vesting of stock options for Mr. Izadinia. The value is computed by multiplying the excess of the closing price ($14.51 per share) of Micrel’s common stock on the last trading day of December 31, 2014 above the exercise price of the options by number of shares underlying the options.

(5)	Represents approximately one year of post-termination healthcare coverage.

COMPENSATION COMMITTEE REPORT
The Compensation Committee Report is not “soliciting material” and shall not be deemed incorporated by reference, by any general statement incorporating by reference this Amendment, into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed “filed” under these acts.

The undersigned members of the Compensation Committee have thoroughly reviewed the foregoing Compensation Discussion and Analysis (“CD&A”) and have discussed it with management. Following its review of the CD&A and discussion with management, the Compensation Committee recommended to management that the CD&A be included in our Annual Report on Form 10-K.

COMPENSATION COMMITTEE

John E. Bourgoin, Chairman
Neil J. Miotto
Robert R. Herb
Frank W. Schneider

Compensation Risk Assessment
Our compensation programs are designed to provide competitive overall compensation packages to our executives and other employees, and include a mix of compensation elements based on achievement of both long-term and short-term objectives. The Company and the Compensation Committee have reviewed our compensation policies and practices and concluded that they are designed and administered with an appropriate balance of risk and reward in relation to our overall business strategy and are not reasonably likely to have a material adverse effect on us.
Compensation Committee Interlocks and Insider Participation
There are and were no interlocking relationships between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such relationship existed in the past. The Compensation Committee consisted of Messrs. Bourgoin (Chairman), Callahan (who passed away on August 5, 2014), Herb who joined the Committee on September 9, 2014, Miotto and Schneider during the last fiscal year. None of them has at any time been an officer of the Company or at any time during the past year been an employee of the Company or engaged in certain related transactions with the Company, as required to be disclosed by SEC regulations.

DIRECTOR COMPENSATION FOR 2014
For their service on our Board of Directors, non-employee members of the Board of Directors receive an annual cash retainer of $25,000, payable quarterly. In addition to annual retainers, non-employee directors of the Company receive $1,250 compensation for each meeting of the Board of Directors attended and $1,250 for each committee meeting not held in conjunction with a Board of Directors meeting.

Our 2012 Equity Incentive Award Plan Non-Employee Director Equity Compensation Policy provides for annual automatic grants of restricted stock units to continuing non-employee directors. In accordance with the policy, new Board members receive an initial grant of 7,500 restricted stock units upon commencement of Board of Directors service. Furthermore, on the date of each annual shareholders’ meeting, each individual who is continuing to serve as a non-employee director, and has served as a director for at least six months will automatically be granted 7,500 restricted stock units. Restricted stock units granted to non-employee directors vest on the first anniversary of the date of grant or, solely in the case of annual grants, the date of the first annual shareholder meeting following the date of grant, if earlier. If at any time during the year, an independent director purchases Company stock on the open market, that director will also be granted an equal number of options effective the same day, up to a limit of 5,000 shares per director per year. All options granted to non-employee directors will have an exercise price equal to 100% of the fair market value, defined as the closing price of a share of our common stock on the NASDAQ Global Select Market on the date of grant, and become exercisable at the rate of 25% per year, subject to continued service to the Company.
In order to enhance the alignment of interests between directors and shareholders, the Board of Directors adopted stock ownership guidelines for directors in 2013. Directors are expected to own a minimum number of shares of Company common stock with an approximate value of three times the value of the annual retainer. The ownership level is to be achieved within five years of the effective date of the guidelines (for directors serving as of the adoption of the guidelines) or the date the person first becomes a director for newly appointed or elected directors. All of our directors are in compliance with these guidelines.
The Board of Directors granted 1,250 restricted stock units to Mr. John Bourgoin in 2014 as compensation for his role as Lead Independent Director. These restricted stock units vest on the first anniversary date of the restricted stock units granted to Mr. Bourgoin and the other directors in May 2014.
Director Compensation Table
The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(h)
John E. Bourgoin	36,250	92,200	—	128,450
Michael J. Callahan (4)	23,750	76,575	—	100,325
Daniel Heneghan	38,750	76,575	—	115,325
Robert R. Herb (5)	15,000	92,250	—	107,250
Neil J. Miotto	38,750	76,575	—	115,325
Frank W. Schneider	38,750	76,575	—	115,325

(1)	Represents cash payments for annual retainer and meeting fees.

(2)
Represents the aggregate grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation, please see Note 9 to the Consolidated Financial Statements in our Annual report on Form 10-K for the year ended December 31, 2014. On May 22, 2014, each director (other than Mr. Herb who was not serving on our Board at that time) received a grant of 7,500 restricted stock units with a grant date fair value calculated in accordance with FASB ASC 718 of $76,575; on September 8, 2014, Mr. Herb received a grant of 7,500 restricted stock units with a grant date fair calculated in accordance with FASB ASC 718 of $92,250; and on November 20, 2014, Mr. Bourgoin received a grant of 1,250 restricted stock units with a grant date fair value calculated in accordance with FASB ASC Topic 718 of $15,625. At December 31, 2014, the aggregate number of shares of Company common stock underlying stock awards held by each director was as follows: Mr. Bourgoin, 8,750 shares; Mr. Heneghan, 7,500 shares; Mr. Herb, 7,500 shares; Mr. Miotto, 7,500 shares; and Mr. Schneider 7,500 shares.

(3)
At December 31, 2014, the aggregate number of shares of Company common stock underlying options held by each director was as follows: Mr. Bourgoin, 50,000 shares; Mr. Heneghan, 65,000 shares; Mr. Miotto, 82,500 shares; and Mr. Schneider 100,000 shares.

(4)	Mr. Callahan passed away on August 5, 2014.

(5)	On September 8, 2014, Mr. Herb was appointed to serve on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock by (i) each shareholder who owns more than 5% of our common stock, (ii) each of our directors, (iii) the NEOs and (iv) all current executive officers and directors of the Company as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Micrel, Incorporated, 2180 Fortune Drive, San Jose, California 95131.

	Shares Beneficially Owned (1)
Name	Number of Shares (2)	Percent of Class (%) (3)
5% Stockholders
Raymond D. Zinn (4)	12,872,799	22.2
Starboard LP (5)	6,811,743	12.0
777 Third Ave., 18th Floor New York, NY 10017
DePrince, Race & Zollo, Inc. (6)	4,152,417	7.3
250 Park Ave., Suite 250 Winter Park, FL 32789
BlackRock, Inc. (7)	3,812,588	6.7
40 East 52nd Street New York, NY 10022
Wellington Management Group LLP (8)	3,508,599	6.2
280 Congress Street Boston, MA 02210
The Vanguard Group, Inc. (9)	3,082,828	5.4
100 Vanguard Blvd. Malvern, PA 19355
Named Executive Officers and Directors
Robert E. DeBarr (10)	32,915	*
James G. Gandenberger (11)	109,813	*
Mansour Izadinia (12)	271,261	*
Colin Sturt (13)	89,909	*
John E. Bourgoin (14)	56,250	*
Daniel J. Heneghan (15)	85,000	*
Robert R. Herb	—	*
Neil J. Miotto (16)	105,000	*
Frank W. Schneider (17)	150,500	*
All executive officers and directors as a group (13 persons) (18)	14,139,391	24.0

*Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2015 and shares of common stock underlying restricted stock units that vest within 60 days of March 31, 2015 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
Except for information based on Schedules 13G and 13G/A, as indicated in the footnotes to this table, information is stated as of March 31, 2015. Information based on Schedules 13G and 13G/A is stated as of December 31, 2014, as reported in the schedules.

(3)	Based on 56,865,368 shares of common stock outstanding as of March 31, 2015.

(4)
Includes 1,048,400 shares subject to stock options exercisable within 60 days of March 31, 2015; 13,542 shares underlying restricted stock units that vest within 60 days of March 31, 2015 and 1,375,369 shares over which Mr. Zinn has shared voting and dispositive power with his wife.

(5)
Based upon information furnished on Schedule 13D filed with the SEC on August 7, 2014 by Starboard Value and Opportunity Master Fund Ltd, Starboard Value and Opportunity S LLC, Starboard Value and Opportunity C LP, Starboard Value R LP, Starboard Value R GP LLC, Starboard Value LP, Starboard Value GP LLC, Starboard Principal Co LP, Starboard Principal Co GP LLC, Jeffrey C. Smith, Mark R. Mitchell and Peter A. Feld (collectively, “Starboard”) and Cathal Phelan and Brett Fox; Starboard reported beneficially owning 6,782,000 shares, of which it had sole voting and dispositive power as to all shares; Mr. Phelan reported beneficially owning 25,000 shares, of which he had sole voting and dispositive power as to all shares; and Mr. Fox reported beneficially owning 4,743 shares, of which he had sole voting and dispositive power as to all shares.

(6)
Based upon information furnished on Schedule 13G filed with the SEC on February 6, 2015 by DePrince, Race & Zollo, Inc. (“DePrince”). DePrince reported beneficially owning 4,152,417 shares, of which it had sole voting power as to 3,021,176 shares and sole dispositive power as to all shares.

(7)
Based upon information furnished on Schedule 13G/A filed with the SEC on January 29, 2015 by BlackRock, Inc. (“Blackrock”). Blackrock reported beneficially owning 3,812,558 shares, of which it had sole voting power as to 3,700,453 shares, sole dispositive power as to 3,808,281 shares, and shared dispositive power as to 4,277 shares. As reported on the Schedule 13G/A, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the shares and no one person’s interest in the shares is more than 5% of the shares of common stock outstanding.

(8)
Based upon information furnished on Schedule 13G filed with the SEC on February 12, 2015 by Wellington Management Group LLP (“Wellington”), Wellington reported beneficially owning 3,508,599 shares, of which it had shared voting power as to 2,706,920 shares and dispositive power as to all shares.

(9)
Based upon information furnished on Schedule 13G/A filed with the SEC on February 11, 2015 by The Vanguard Group, Inc. (“Vanguard”), Vanguard reported beneficially owning 3,082,828 shares, of which it had sole voting power as to 65,948 shares, sole dispositive power as to 3,019,880 shares and shared dispositive power as to 62,948 shares. Vanguard reported that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 62,948 shares and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 3,000 shares.

(10)	Includes 20,000 shares subject to stock options exercisable within 60 days of March 31, 2015.

(11)	Includes 74,600 shares subject to stock options exercisable within 60 days of March 31, 2015.

(12)	Includes 240,000 shares subject to stock options exercisable within 60 days of March 31, 2015.

(13)	Includes 80,000 shares subject to stock options exercisable within 60 days of March 31, 2015 and 2,500 shares underlying restricted stock units that vest within 60 days of March 31, 2015.

(14)	Includes 42,500 shares subject to stock options exercisable within 60 days of March 31, 2015 and 8,750 shares underlying restricted stock units that vest within 60 days of March 31, 2015.

(15)	Includes 57,500 shares subject to stock options exercisable within 60 days of March 31, 2015 and 7,500 shares underlying restricted stock units that vest within 60 days of March 31, 2015.

(16)	Includes 75,000 shares subject to stock options exercisable within 60 days of March 31, 2015 and 7,500 shares underlying restricted stock units that vest within 60 days of March 31, 2015.

(17)	Includes 90,000 shares subject to stock options exercisable within 60 days of March 31, 2015 and 7,500 shares underlying restricted stock units that vest within 60 days of March 31, 2015.

(18)	Includes 2,004,800 shares subject to stock options exercisable within 60 days of March 31, 2015 and 51,842 shares underlying restricted stock units that vest within 60 days of March 31, 2015.

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes information about our existing equity plans as of December 31, 2014, including our 1994 Stock Option Plan (“1994 Plan”), our 2003 Incentive Award Plan (“2003 Plan”), our 2006 Employee Stock Purchase Plan (“2006 ESPP”) and our 2012 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	7,396,040 (1)	$10.64 (2)	5,134,878 (3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	7,396,040	$10.64 (2)	5,134,878

(1)
Represents 1,509,101 shares of common stock issuable upon vesting of restricted stock units granted under our existing shareholder approved equity compensation plans, and 5,886,939 shares of common stock issuable upon the exercise of options granted under our existing shareholder approved equity compensation plans, of which 3,512,257 shares were exercisable as of December 31, 2014.

(2)	This weighted average exercise price does not include 1,509,101 restricted stock units, which do not have an exercise price.

(3)
Represents 3,427,173 remaining shares of common stock available for issuance under the 2012 Plan and 1,707,705 remaining shares available for issuance under the 2006 ESPP. No new grants may be made under the 1994 Plan, because it expired according to its terms, or the 2003 Plan because it was replaced by the 2012 Plan on May 24, 2012. Remaining shares reserved for issuance on May 24, 2012, under the 2003 Plan were added to the shares reserved for issuance under the 2012 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Our Board of Directors monitors and reviews issues involving potential conflicts of interest and related party transactions. In doing so, the Board of Directors applies our code of conduct, the “Worldwide Standards of Business Conduct,” which provides that directors, officers and all other employees are expected to avoid any activity or interest that conflicts with, appears to conflict with, or is inconsistent with or opposed to our best interests. All employees acknowledge their adherence to the Worldwide Standards of Business Conduct, and directors and officers acknowledge their adherence annually. Any possible conflict of interest involving any officer or director must be reported to the Chief Executive Officer and the Board of Directors. Furthermore, management is required to report to the Audit Committee on all related party transactions. In accordance with its charter, the Audit Committee must review all related party transactions on an ongoing basis and all such transactions must be approved by the Audit Committee.
David Zinn and Michael Zinn are both children of Raymond D. Zinn, our President, Chief Executive Officer and Chairman of the Board of Directors, and are both employed by Micrel.  Each of Mr. David Zinn’s and Mr. Michael Zinn's compensation have been established in accordance with our employment and compensation practices applicable to employees with equivalent qualifications, experience and responsibilities.  In 2014, each of Mr. David Zinn’s and Mr. Michael Zinn's compensation was in line with other employees with their job functions in the San Francisco Bay Area and with Micrel’s compensation policies and practices.  They are eligible to participate in our employee benefit programs on the same basis as other eligible employees.

Director Independence
The NASDAQ Stock Market rules require a majority of our Board of Directors to be independent of us and our management. Our Board of Directors has a responsibility to make an affirmative determination as to the independence of our members through the application of Rule 5605 of the Marketplace Rules of the NASDAQ Stock Market (definition of “independent director”). Our Board of Directors has affirmatively determined that all of our members are independent under these rules, except for Mr. Zinn, who is an employee of Micrel. As required under Marketplace Rules of the NASDAQ Stock Market, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP (“KPMG”) was our independent registered public accounting firm for our fiscal years ended December 31, 2013 and 2014.
The information below represents the aggregate fees billed by KPMG for audit and other services provided for our last two fiscal years, as well as all out-of-pocket costs incurred in connection with these services which have been billed to Micrel.

	KPMG	KPMG
	2014	2013
Integrated Audit Fees (1)	$737,500	$768,600
Audit Related Fees	—	—
Tax Fees (2)	296,154	358,500
All Other Fees	—	—
Total Fees	$1,033,654	$1,127,100

(1)
Integrated Audit Fees: The aggregate fees billed for professional services rendered for the integrated audit of our annual financial statements and our internal control over financial reporting for the fiscal years ended December 31, 2014 and December 31, 2013, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q, or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)
Tax Fees:  The aggregate fees billed in the year ended December 31, 2014 and December 31, 2013 for professional services rendered by KPMG, the independent registered public accounting firm during that year, for tax compliance, preparation of tax filings, and tax planning and advice.

All non-audit services were pre-approved by our Audit Committee, which concluded that the provision of such services by KPMG during fiscal years ended December 31, 2014 and December 31, 2013, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s pre-approval policy provides for the pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis, and unless a type of service is pre-approved under the policy, it will require separate pre-approval by the Audit Committee if it is to be provided by the independent registered public accounting firm. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

Page
(a)	3.	Exhibits. Those exhibits required by Item 601 of Regulation S-K to be filed, furnished or incorporated by reference as a part of this Report are listed on the Exhibit Index immediately preceding the exhibits filed and furnished herewith.	29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on April 24, 2015.

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
__________

*
This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.